Form 10QSB
period 1995-03-31
UNITED SECURITY BANCORPORATION
filed 1995-05-15
CIK 726990

                                FORM 10-QSB

                     SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549

(Mark One)

( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended              March 31, 1995
                                     ------------------------------------------

                                    OR

(   )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

       For the transition period from                  to
                                     -----------------    ---------------------
Commission File No. 000-18561
                    ---------

                      UNITED SECURITY BANCORPORATION

            Washington                                  91-1259511
- -----------------------------------------   -----------------------------------
  (State or other jurisdiction of                      (IRS Employer
   incorporation or organization)                    Identification No.)

  N. 9506 Newport Highway, Spokane, WA                  99218-1200
- -----------------------------------------   -----------------------------------
(Address of principal executive offices)                (Zip Code)

    Registrant's telephone number, including area code:  (509) 467-6949
                                                        -----------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  YES  X    NO
                                                    ---      ---

The issuer has one class of capital stock, that being common stock. On May 12, 1995, there were 2,604,880 shares of such stock outstanding.

                 UNITED SECURITY BANCORPORATION AND SUBSIDIARY

                    INDEX TO QUARTERLY REPORT ON FORM 10-QSB

                                 MARCH 31, 1995

                                                                        PAGE
                                                                        ----
Part I - Financial Information:

    Item 1.  Financial Statements

             Consolidated Statements of Condition - March 31, 1995
             and December 31, 1994. . . . . . . . . . . . . . . . . .    3-4

             Consolidated Statements of Income - Three
             Months Ended March 31, 1995 and 1994 . . . . . . . . . .    5-6

             Consolidated Condensed Statements of Cash Flows - Three
             Months Ended March 31, 1995 and 1994 . . . . . . . . . .    7

             Notes to Consolidated Financial Statements  . . . . . . .   8-13

    Item 2.  Management's Discussion and Analysis and Plan of
             Operations. . . . . . . . . . . . . . . . . . . . . . . .  13-17

Part II - Other Information:

    Item 6.  Exhibits and Reports on Form 8-K  . . . . . . . . . . . .   18

Signatures   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   19

                                     PART I
ITEM 1.  FINANCIAL STATEMENTS

                 UNITED SECURITY BANCORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CONDITION


         >
                                                       DECEMBER 31
                                           MARCH 31       1994
                                             1995       (AUDITED)
                                        ------------   ------------
ASSETS
  CASH AND DUE FROM BANKS               $  7,316,884   $  7,983,049
  FEDERAL FUNDS SOLD                       1,119,000      1,477,616
                                        ------------   ------------

       CASH AND CASH EQUIVALENTS           8,435,884      9,460,665

  INTEREST BEARING DEPOSITS WITH
     OTHER BANKS                           2,356,239              0
  SECURITIES AVAILABLE-FOR-SALE           22,637,410     23,100,333
  SECURITIES HELD-TO-MATURITY                 60,237         34,814

  LOANS
   Commercial and industrial              69,152,641     61,967,573
   Agricultural                           19,478,341     16,721,023
   Real estate mortgage                   16,588,312     24,882,955
   Real estate construction                7,432,308      8,126,189
   Installment                            10,044,293      7,780,750
   Bank cards and other                    3,353,771      3,286,336
                                        ------------   ------------

        TOTAL LOANS                      126,049,666    122,764,826

  Deferred loan fees, net of
     deferred costs                         (424,352)      (437,525)
  Allowance for loan losses (Note 4)      (1,363,095)    (1,245,833)
                                        ------------   ------------

        NET LOANS                        124,262,219    121,081,468

  ACCRUED INTEREST RECEIVABLE              1,480,023      1,478,639

  PREMISES AND EQUIPMENT                   5,271,455      5,097,148

  FORECLOSED REAL ESTATE                     161,732        231,276

  LIFE INSURANCE AND SALARY
    CONTINUATION ASSETS                    1,913,030      1,913,030

  OTHER ASSETS                             1,292,784      1,514,065
                                        ------------   ------------

        TOTAL ASSETS                    $167,871,013   $163,911,438
                                        ------------   ------------
                                        ------------   ------------


                 UNITED SECURITY BANCORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CONDITION (CONTINUED)

                                                          DECEMBER 31
                                              MARCH 3         1994
                                                1995        (AUDITED)
                                           ------------   ------------
LIABILITIES AND STOCKHOLDERS' EQUITY

  DEPOSITS
    Non-interest bearing - demand          $ 21,584,075   $ 22,917,368
                                           ------------   ------------

    Interest bearing:
       NOW accounts                          42,884,444     39,345,114
       Savings                               15,615,354     15,511,257
       Time, $100,000 and over               16,402,541     15,905,560
       Other time                            54,036,291     52,950,230
                                           ------------   ------------
                                            128,938,630    123,712,161
                                           ------------   ------------
          TOTAL DEPOSITS                    150,522,705    146,629,529

  FEDERAL FUNDS PURCHASED                     1,660,000      2,725,000
  ACCRUED INTEREST PAYABLE                      487,728        354,198
  NOTES PAYABLE (Note 5)                        491,358        504,817
  CAPITAL LEASE OBLIGATION (Note 6)             780,853        805,032
  OTHER LIABILITIES                           1,013,805        706,974
                                           ------------   ------------

       TOTAL LIABILITIES                   $154,956,449   $151,725,550
                                           ------------   ------------

  STOCKHOLDERS' EQUITY (Note 7)
   Common stock, no par, 5,000,000 shares
    authorized;2,604,880 and 1,604,880
    issued and outstanding respectively      10,249,683     10,202,388
   Retained Earnings                          3,041,334      2,552,107
   Net unrealized loss on securities
    available-for-sale, net of tax             (356,453)      (548,607)
                                           ------------   ------------
                                             12,934,564     12,205,888

   Less guaranteed bank loan of Employee
    Stock Ownership Plan                        (20,000)       (20,000)
                                           ------------   ------------

        TOTAL STOCKHOLDERS' EQUITY           12,914,564     12,185,888
                                           ------------   ------------
        TOTAL LIABILITIES AND
          STOCKHOLDERS' EQUITY             $167,871,013   $163,911,438
                                           ------------   ------------
                                           ------------   ------------


See Accompanying Notes to Consolidated Financial Statements.

                 UNITED SECURITY BANCORPORATION AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENT OF INCOME

                                          THREE MONTHS ENDED MARCH 31,
                                             1995               1994
                                          -----------       -----------
INTEREST INCOME
  Loans receivable, including fees        $ 3,337,412       $ 2,222,307
  Interest on investment securities:
    Taxable                                   337,490           208,438
    Tax-Exempt                                    823               912
  Federal funds sold                           58,802            28,955
  Deposits with other banks                    36,313            45,795
    Direct lease financing                       --               2,732
                                          -----------       -----------

       TOTAL INTEREST INCOME                3,770,840         2,509,139
                                          -----------       -----------

INTEREST EXPENSE
  Deposits                                  1,650,345           852,701
  Interest on notes and capital leases         36,712            58,580
                                          -----------       -----------

       TOTAL INTEREST EXPENSE               1,687,057           911,209
                                          -----------       -----------

       NET INTEREST INCOME                  2,083,783         1,597,930

  PROVISION FOR LOAN LOSSES (Note 4)          141,500            11,500
                                          -----------       -----------

       NET INTEREST INCOME AFTER
        PROVISION FOR LOAN LOSSES           1,942,283         1,586,430
                                          -----------       -----------

NONINTEREST INCOME
  Service charges on deposit accounts         173,698           160,317
  Escrow fees                                  11,991            14,830
  Net realized gains on sales of
   available-for-sale securities               12,438             2,280
  Insurance Commissions                       319,519           343,661
  Other                                       152,327           203,624
                                          -----------       -----------

       TOTAL NONINTEREST INCOME               669,973           724,712
                                          -----------       -----------
                                          -----------       -----------

                 UNITED SECURITY BANCORPORATION AND SUBSIDIARIES
             CONSOLIDATED CONDENSED STATEMENT OF INCOME (CONTINUED)

                                             THREE MONTHS ENDED MARCH 31,
                                                1995              1994
                                             -----------       -----------
NONINTEREST EXPENSES
  Salaries and wages                             746,427           698,547
  Employee benefits                              180,324           184,267
  Occupancy expense, net                          77,610            69,634
  Net cost of operation of other
   real estate                                    39,596
  Writedowns and losses on foreclosed
   real estate                                         0                 0
  Equipment expense                              110,982           129,195
  Other operating expense                        554,151           528,944
                                             -----------       -----------

       TOTAL NONINTEREST EXPENSES              1,709,090         1,610,587
                                             -----------       -----------

       INCOME BEFORE INCOME TAXES                903,166           700,555

FEDERAL INCOME TAX EXPENSE                       361,600           235,500
                                             -----------       -----------

       NET INCOME                            $   541,566       $   465,055
                                             -----------       -----------
                                             -----------       -----------

Per share amounts:
  Earnings per common share:
    Income before cumulative effect
     of a change in accounting principle     $       .34       $       .37

    Cumulative effect on prior years (to
      December 31, 1991) of changing to
      a different income tax method                 0.00              0.00
                                             -----------       -----------

      NET INCOME                             $       .34       $       .37
                                             -----------       -----------
                                             -----------       -----------

Cash dividends paid or declared per share    $      0.00       $      0.00
                                             -----------       -----------
                                             -----------       -----------

  Average shares outstanding                   1,604,880         1,249,195


See Accompanying Notes to Consolidated Financial Statements.

                 UNITED SECURITY BANCORPORATION AND SUBSIDIARIES
                      Consolidated Statement of Cash Flows
                    Quarter Ended March 31, 1995 and 1994
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

RECONCILIATION OF NET INCOME TO NET CASH
  PROVIDED BY OPERATING ACTIVITIES                         1995          1994
- ----------------------------------------------------  ------------   ------------
  Net Income . . . . . . . . . . . . . . . . . . . .  $    541,566   $    465,055
  Adjustments to reconcile net income to net cash
  provided by operating activities:
    Provision for loan losses  . . . . . . . . . . .       141,500        11,500
    Provision of losses on other real estate . . . .          --            --
    Depreciation and amortization  . . . . . . . . .        72,340       121,684
    Amortization of investment security discounts. .       (22,559)      (60,443)
    Accretion of investment securities . . . . . . .        (7,091)        4,463
  (Increase) decrease in assets:
    Accrued interest receivables . . . . . . . . . .         1,384       425,302
    Other assets . . . . . . . . . . . . . . . . . .       293,523      (385,851)
    Deferred loan fees . . . . . . . . . . . . . . .       (43,482)      441,287
    Unearned income  . . . . . . . . . . . . . . . .          --            --
  Increase (decrease) in liabilities:
    Accrued interest payable . . . . . . . . . . . .       133,530        19,241
    Other liabilities  . . . . . . . . . . . . . . .       167,283      (385,851)
                                                      ------------   -----------
      Net cash provided by operating activities. . .     1,277,994    (1,117,298)

CASH FLOWS FROM INVESTING ACTIVITIES
- ------------------------------------
  Proceeds from sales of investment securities . . .     1,038,530     2,217,832
  Proceeds from maturities of investment securities.     1,010,300     1,442,370
  Proceeds from maturities of interest-bearing
    deposits . . . . . . . . . . . . . . . . . . . .     1,000,000       600,000
  Purchases of investment securities . . . . . . . .    (1,345,849)   (1,376,403)
  Purchases of interest-bearing deposits. . . . . .    (3,273,000)     (500,000)
  Principal collected on loans . . . . . . . . . . .    27,394,887    25,353,177
  Loans originated or acquired . . . . . . . . . . .   (31,102,926)  (31,859,410)
  Purchases of premises and equipment  . . . . . . .      (558,949)     (206,719)
  Proceeds from sale of other real estate  . . . . .          --            --
  Costs incurred to repossess other real estate. . .          --            --
                                                      ------------   -----------
    Net cash provided by investment activities . . .  $ (5,837,007)  $(2,060,255)

CASH FLOWS FROM FINANCING ACTIVITIES
- ------------------------------------
  Net increase (decrease) in demand deposits,
    NOW accounts, and savings accounts . . . . . . .      (775,189)    3,767,332
  Proceeds from issuance of certificates of deposit.    15,419,853     5,140,592
  Payments for maturing certificates of deposit. . .   (10,349,547)   (4,443,925)
  Proceeds from notes payable  . . . . . . . . . . .          --            --
  Principal payments on notes payable  . . . . . . .        (1,276)      (45,967)
  Principal payment of capital lease obligations . .       (24,179)      (10,551)
  Cash dividends paid  . . . . . . . . . . . . . . .          --          (9,968)
  Cash received from stock offering  . . . . . . . .          --            --
                                                      ------------   -----------
    Net cash provided by financing activities. . . .  $  4,269,662   $ 4,397,513

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS     (289,351)     1,219,960

CASH AND CASH EQUIVALENTS, BEGINNING OF THE YEAR . .  $  9,460,665   $10,738,821

CASH AND CASH EQUIVALENTS, END OF QUARTER  . . . . .  $  9,171,314   $11,958,781
                                                      ------------   -----------
                                                      ------------   -----------


See Accompanying Notes to Consolidated Financial Statements.

                 UNITED SECURITY BANCORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1:  MANAGEMENT STATEMENT RE-ADJUSTMENTS

In the opinion of the Company, the accompanying audited and unaudited Consolidated Financial Statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company as of March 31, 1995, December 31, 1994, and March 31, 1994, and the results of operations and the changes in financial position for the three month period ended March 31, 1995, and March 31, 1994.


NOTE 2:  INVESTMENT SECURITIES

Virtually all of the investment securities are classified as "available for sale" and are stated at cost, adjusted for amortization of premiums and accretion of discounts, which are recognized as adjustment to interest income. Unrealized gains or losses are recognized and adjustments made to equity. Gains or losses on dispositions reported as a component of other income are based on the net proceeds and the adjusted carrying amount of the securities sold, using the specific identification method. Carrying amounts and approximate market values of investment securities at March 31, 1995, December 31, 1994 and March 31, 1994 were as follows:

                                    MARCH 31, 1995       DECEMBER 31, 1994        MARCH 31, 1994
                                  -------------------   -------------------   -------------------
                                  AMORTIZED     FAIR    AMORTIZED     FAIR    AMORTIZED     FAIR
                                    COST       VALUE      COST       VALUE      COST       VALUE
                                                             (AUDITED)
                                  ---------   -------   ---------   -------   ---------   -------
                                                      (THOUSANDS OF DOLLARS)
Held-to-maturity securities:

State and
Political Subdivisions             $    61    $    61    $    35    $    36    $   190     $  203
                                   -------    -------    -------    -------    -------     ------
                                   -------    -------    -------    -------    -------     ------

Available-for-sale securities:

U.S. government  agencies and
 corporations                      $14,273    $14,223    $12,763    $12,599    $12,220     $11,976
State and  political
 subdivisions                           11         20         22         71         22          55
Other                                3,039      2,801      4,286      3,970      2,759       2,649
Mortgage backed  securities          5,857      5,593      6,861      6,460          0           0
                                   -------    -------    -------    -------    -------    --------
                                   $23,241    $22,698    $23,967    $23,136    $15,191    $14,883
                                   -------    -------    -------    -------    -------     -------
                                   -------    -------    -------    -------    -------     -------

                 UNITED SECURITY BANCORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3:  LOANS

Total loans by category at March 31, 1995, December 31, 1994, and March 31, 1994, were as follows:

                             MARCH 31, 1995    DECEMBER 31, 1994     MARCH 31, 1994
                                                  (AUDITED)
                                           (DOLLARS IN THOUSANDS)
                             ------------------------------------------------------
Commercial and
  Industrial                    $ 69,153          $ 61,968               $60,727
Agricultural                      19,478            16,721                12,017
Real estate-mortgage              16,588            24,883                14,135
Real estate-construction           7,433             8,126                  --
Installment                       10,044             7,781                 5,982
Bank cards & other                 3,354             3,286                 2,785
Lease Financing                     --                   0                    50
                                --------          --------               -------
     Totals                     $126,050          $122,765               $95,696


NOTE 4:  ALLOWANCE FOR LOAN LOSSES

Reserves for possible losses on loans are maintained at a levels considered adequate by management to provide for anticipated loan losses through charges to operating expense. The reserve is based upon management's assessment of various factors affecting the loan portfolios, including problem loans, business conditions and loss experience, an overall evaluation of the quality of the underlying collateral, holding and disposal costs, and the cost of funds to the Company. Changes in the allowance for loan losses during the three months ended March 31, 1995, and 1994 were as follows:

                                          THREE MONTHS ENDED MARCH 31,
                                              1995            1994
                                          --------------------------
Balance Beginning of Period               $1,245,833        $801,950
Provision Charged to Operations              141,500          11,500
Loans Charged Off                            (27,174)        (72,792)
Recoveries                                     1,708           3,196

Balance, End of Period                    $1,361,867        $676,718


                 UNITED SECURITY BANCORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4:  ALLOWANCE FOR LOAN LOSSES (Continued)

The following table represents the allowance for loan losses by loan category as of March 31, 1995, based on management's assessment of the risk associated with such categories, and summarizes the percentage of gross loans in each category to total gross loans.

                                    MARCH 31, 1995
                               ----------------------
                                           PERCENT OF
CATEGORY OF LOAN               ALLOWANCE   TOTAL LOANS
- ----------------               ---------   -----------
                               (DOLLARS IN THOUSANDS)

  Commercial                   $  749          55%
  Agriculture                     218          16%
  Real estate-mortgage            177          13%
  Real estate-construction         82           6%
  Consumer                        109           8%
  Other                            27           2%
                               ------         ---
    Total Allowance            $1,362         100%


                 UNITED SECURITY BANCORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5:  NOTES PAYABLE

Notes payable consist of the following at March 31, 1995:

                                                             BALANCE
                                                             -------
    Notes payable, collateralized by insurance agency
    subsidiary assets with a net carrying value of
    approximately $71,731:

     Notes payable to an individual, payable $2,029
     monthly including interest at 9.0%, matures May
     2002; guaranteed by the Bancorporation.                  $127,685

     Note payable to a bank, payable $6,510 monthly
     including interest at Bank's prime plus 1.0%
     with a floor of 9.5%(10.5% at March 31, 1995);
     matures January 1998;guaranteed by the Company.           343,673

Note payable from the United Security Bancorporation
Employee Stock Ownership Plan to the Bank of Latah,
50% guaranteed by the Company, payable $100,000
annually plus interest at Bank's prime (10.0% at
March 31, 1995), due in full December 1995.                     20,000
                                                              --------

                       Totals                                 $491,358
                                                              --------
                                                              --------


                 UNITED SECURITY BANCORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5:  NOTES PAYABLE - continued

Estimated principal maturities of notes payable for the next five years are as follows:

                      YEARS ENDING
                      DECEMBER 31,                    AMOUNT
                      ------------                   --------
                          1995                         71,346
                          1996                         56,371
                          1997                         61,889
                          1998                        243,363
                          1999                         18,649
                          Later years                  53,199
                                                     --------
                                                     $504,817


NOTE 6:  CAPITAL LEASE OBLIGATIONS

During 1990, United Security Bank ("USB"), a wholly-owned subsidiary of the Company, sold the land and buildings occupied by two of its branches to Joyce K. Robinson. USB has leased the real estate back from Joyce K. Robinson for a term of 20 years at rental rates of $71,400 and $12,810 per year respectively, and continues to operate the branches at these same sites. These leases have been treated as capital leases. The associated gain created by this transaction, amounting to $358,283, has been deferred and is being amortized using the straight-line method over the term of the lease. This deferred gain is included in other liabilities.

In addition, USB has entered into certain non-cancelable capital lease agreements for the equipment with varying terms through 1998.

The minimum annual rental commitments under these leases at December 31, 1994, exclusive of taxes and other charges, are summarized as follows:

                      YEARS ENDING                 CAPITAL
                      DECEMBER 31,                  LEASE
                      ------------               ----------
                          1995                   $  116,385
                          1996                       93,688
                          1997                       92,631
                          1998                       92,631
                          1999                       92,631
                      Later years                 1,160,947
                                                 ----------
Total Minimum Payments Due                        1,648,913
Less:  Amount representing interest                (843,881)
Present value of net minimum lease payments      $  805,032
                                                 ----------


                 UNITED SECURITY BANCORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 7:  CAPITAL STOCK

Total stockholders equity was $13.3 million on March 31, 1995, up from $8.8 million at March 31, 1994. The ratio of stockholders equity to total assets on March 31, 1995, was 7.92% in comparison to March 31, 1994 of 6.72%.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The performance summary on the following page provides a more graphic presentation of the comparison between the first quarter of 1995 and the first quarter of 1994. A more detailed discussion of each of the items of income and expense is on the pages following the comparison summary.

                 UNITED SECURITY BANCORPORATION AND SUBSIDIARIES

                               PERFORMANCE SUMMARY
                                 (In Thousands)

                                          THREE MONTHS ENDED MARCH 31,

                                         1995         1994     %CHANGE
                                        ------------------------------
                                                  (Unaudited)
Interest income                         $3,771       $2,509      50.3%
Interest expense                         1,687          911      85.2%
  Net interest income                    2,084        1,598      30.4%

Provision for loan losses                  142           12    1083.3%
  Net interest income after provision
  for loan losses                        1,942        1,586      22.5%

Noninterest income                         670          724      (7.5%)
Noninterest expense                      1,709        1,611       6.1%
  Income before income tax and
  securities transactions                  903          700      29.0%
    Income tax expense                     362          235      54.0%

Income before securities transactions      541          465      16.3%

Securities transactions                      0            0       0.0%

Net income                              $  541       $  465      16.3%
                                        ------       ------    -------
                                        ------       ------    -------

                 UNITED SECURITY BANCORPORATION AND SUBSIDIARIES

NET INTEREST INCOME

Net interest income for the first quarter of 1995 was $1,942,000 compared to $1,586,000 in the first quarter of 1994, reflecting a 22.5 percent increase. This increase is attributable to an increase in loan totals of the bank subsidiaries of the Company of 31.7 percent over the same period.

PROVISION FOR LOAN LOSSES

The allowance for loan losses represents management's recognition of the risks of extending credit and its evaluation of the quality of the loan portfolios of the Company's subsidiary banks. The allowance is maintained at levels considered adequate by management to provide for anticipated loan losses, and is based on management's assessment of various factors affecting the loan portfolios, including problem loans, business conditions and loss experience, an overall evaluation of the quailty of the underlying collateral, holding and disposal costs, and the cost of funds to the Company. The allowance is increased by provisions charged to operations and is reduced by loans charged off, net of any recoveries.

The allowance for loan loss as a percentage of total loans for the first quarter of 1995 is at a 1.1% level. The loan loss reserve is monitored on a continual basis and is reported to the board of directors monthly.

The loan policy requires all extensions of credit to be well collateralized and loan personnel be kept apprised of collateral values in relation to loan amounts. Economic conditions in the market area are also considered, and as changes take place, reserve adequacy is reviewed and, where necessary, adjusted to reflect such changes. Consequently, management believes that the allowances for possible loan loss is adequate to cover any potential loan loss.

Past due loans over ninety days totaled $466,000 for the first quarter of 1995, compared to $129,000 for the same period last year. Of the 1995 first quarter total, $455,000 is well secured and is in the process of being renewed, extended or paid off.

Nonaccrual loans totaled $504,000 for the first quarter of 1995, compared to $641,000 for the same period last year. The nonaccrual loan totals have been reduced significantly from the first quarter of 1994 as loans have either been paid off or charged off.

NONINTEREST INCOME

Noninterest income for the first quarter of 1995 was $670,000, a decrease of
7.5 percent from the first quarter of 1994. The decrease in noninterest income is primarily attributable to a decrease in service charges and fee income of the banks, as well as a reduction in commission income of USB Insurance Agencies,Inc. ("USB Insurance"), a wholly-owned subsidiary of the Company.

                 UNITED SECURITY BANCORPORATION AND SUBSIDIARIES

Income from insurance commissions from the USB Insurance for the first quarter of 1995 was $226,000, compared to $339,000 for the same period a year ago. This reduction is due primarily to the one-time sale of a life insurance product to the Company's bank subsidiaries, which generated approximately $111,000 in commission income in the first quarter of 1994.

NONINTEREST EXPENSE

Non-interest expense, which consists of personnel, occupancy, equipment and other operating expense, was $1,709,000 for the three months ended March 31, 1995, compared to $1,611,000 in the first quarter of 1994, an increase of 6.1 percent. The increase is primarily attributable to the opening of a branch of USB in the third quarter of 1994.

Noninterest expense of USB Insurance was approximately $296,000 for the first quarter of 1995, compared to $370,000 for the first quarter of 1994, a reduction of 25%. The decrease was primarily due to a reduction in officer salaries as a result of the timing of the payment of bonus dollars in 1994, which will be reflected in the second quarter in 1995.

INCOME TAX

A total of $362,000 has been accrued for income tax costs for 1995, and reflects the profitability of the Company's subsidiary banks through the first quarter. The accrual for income tax is calculated and expensed monthly, based on the tax rates and month-end net profit figures for the company.

SECURITIES TRANSACTIONS

Management continues to manage the investment portfolio under its investment policy guidelines and with the approval of the Board of Directors. Most activity has been in U.S. Government Agency securities, with relatively short maturities of generally no more than two to three years. On January 1, 1994, the bank subsidiaries adopted FASB Statement No. 115, which requires that investments be classified into one of three categories, each of which mandates a different accounting treatment for determining the carrying value of the investments as well as the recognition of unrealized gains and losses. The bank subsidiaries have accordingly classified debt and equity securities within the portfolio based on management's current intent. As a result, virtually all of the investments in the portfolio have been classified as "available for sale".

                 UNITED SECURITY BANCORPORATION AND SUBSIDIARIES

NET INCOME

Net income for the first quarter of 1995 was $541,000, compared to $465,000 for the same period a year ago. The increase is primarily due to the increase in net interest income from the first quarter of 1994.

It is anticipated that USB Insurance will show a minimal net profit by year-end 1995 due to the cessation of amortization of noncompetition agreements with management employees in the second quarter of 1995. The write-off of accounts will continue into 1997.

CAPITAL REQUIREMENTS

The Company's two bank subsidiaries are subject to regulatory capital requirements of a minimum of 5% leverage ratio, 6% for Tier 1 capital and a minimum of 10% for Tier 1 and Tier 2 in total in order to be classified as Well Capitalized. Both bank subsidiaries met or exceeded regulatory capital requirements and were well capitalized at March 31, 1995.

On March 27, 1995 a registration statement was filed with the Securities and Exchange Commission for a public offering of 1,000,000 shares of common stock of the Company to support the continued growth of the Company and its banking and nonbanking subsidiaries. This offering was completed on May 12, 1995 (subject to the possible future exercise of underwriters' purchase of an additional 150,000 shares) and yielded net proceeds to the Company of approximatley $7.4 million.

On March 19, 1995, Joan K. Goldberg, Executive Vice President and Chief Financial Officer of United Security Bank succumbed to cancer. USB is the beneficiary of two life insurance policies. USB anticipates the receipt of the net proceeds in the second quarter of 1995, amounting to approximately $896,000.

LIQUIDITY

The primary liquidity needs of the two bank subsidiaries are to fund customer loan demands and to cover large deposit withdrawals. By developing total banking relationships with their customers, the banks have a relatively stable base of deposits; however, the business cycles of customers can cause significant changes in the deposit levels from month to month.

Liquidity has been monitored at adequate levels through the substantial dollars invested in the Federal Funds market. The total investment portfolio is carried with a slightly over five-year weighted maturity level.

In case of liqudity needs, the banks have set the following in order of priority to meet those requirements:

          1.  Federal Funds sold
          2.  Federal Funds Purchased/Lines of Credit
          3.  Sale of portion or complete loans
          4.  Sale of portions of investment portfolio

                                     PART II

                                OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits:

              Reports on Form 8-K. There were no reports on Form 8-K filed for the three months ended March 31, 1995.

            UNITED SECURITY BANCORPATION AND SUBSIDIARIES


                              SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     UNITED SECURITY BANCORPORPORATION


                                                William C. Dashiell
                                        ---------------------------------------
                                        William C. Dashiell, President
                                        and Chief Executive Officer



Date:        May 10, 1995                       Jacqueline A. Barnard
     --------------------------         ---------------------------------------
                                        Jacqueline A. Barnard,
                                        Assistant Vice President and
                                        Secretary/Treasurer

                                        (Principal financial Officer,
                                         duly authorized to sign on
                                         behalf of registrant)