Form 10QSB/A
UNITED SECURITY BANCORPORATION
filed 1995-05-23
CIK 726990

                                FORM 10-QSB/A

                     SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549

(Mark One)

( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended              March 31, 1995
                                     ------------------------------------------

                                    OR

(   )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

       For the transition period from                  to
                                     -----------------    ---------------------
Commission File No. 000-18561
                    ---------

                      UNITED SECURITY BANCORPORATION

            Washington                                  91-1259511
-----------------------------------------   -----------------------------------
  (State or other jurisdiction of                      (IRS Employer
   incorporation or organization)                    Identification No.)

  N. 9506 Newport Highway, Spokane, WA                  99218-1200
-----------------------------------------   -----------------------------------
(Address of principal executive offices)                (Zip Code)

    Registrant's telephone number, including area code:  (509) 467-6949
                                                        -----------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  YES  X    NO
                                                    ---      ---

The issuer has one class of capital stock, that being common stock. On May 12, 1995, there were 2,604,880 shares of such stock outstanding.

                 UNITED SECURITY BANCORPORATION AND SUBSIDIARIES
             CONSOLIDATED CONDENSED STATEMENT OF INCOME (CONTINUED)

                                                  Three Months Ended March 31,
                                                    1995                1994
                                                 -------------------------------
NONINTEREST EXPENSES
  Salaries and wages                                 746,427             698,547
  Employee benefits                                  180,324             184,267
  Occupancy expense, net                              77,610              69,634
  Net cost of operation of other
   real estate                                        39,596
  Writedowns and losses on foreclosed
   real estate                                             0                   0
  Equipment expense                                  110,982             129,195
  Other operating expense                            554,151             528,944
                                                 -----------         -----------

       TOTAL NONINTEREST EXPENSES                  1,709,090           1,610,587
                                                 -----------         -----------

       INCOME BEFORE INCOME TAXES                    903,166             700,555

FEDERAL INCOME TAX EXPENSE                           361,600             235,500
                                                 -----------         -----------

       NET INCOME                                $   541,566         $   465,055
                                                 -----------         -----------
                                                 -----------         -----------
Per share amounts:
  Earnings per common share:
    Income before cumulative effect
     of a change in accounting principle         $       .34         $       .36

    Cumulative effect on prior years (to
       December 31, 1991) of changing to
       a different income tax method                    0.00                0.00
                                                 -----------         -----------

       NET INCOME                                $       .34         $       .36
                                                 -----------         -----------
                                                 -----------         -----------

Cash dividends paid or declared per share        $      0.00         $      0.00
                                                 -----------         -----------
                                                 -----------         -----------

  Average shares outstanding                       1,604,880           1,305,585








See Accompanying Notes to Consolidated Financial Statements.

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

CAPITAL REQUIREMENTS

The Company's two bank subsidiaries are subject to regulatory capital requirements of a minimum of 5% leverage ratio. 6% for Tier 1 capital and a minimum of 10% for Tier 1 and Tier 2 in total in order to be classified as Well Capitalized. Both bank subsidiaries met or exceeded regulatory capital requirements and were well capitalized at March 31, 1995.

On March 27, 1995 a registration statement was filed with the Securities and Exchange Commission for a public offering of 1,000,000 shares of common stock of the Company to support the continued growth of the Company and its banking and nonbanking subsidiaries. This offering was completed on May 12, 1995 (subject to the possible future exercise of underwriters' purchase of an additional 150,000 shares) and yielded net proceeds to the Company of approximately $7.4 million.

On March 19, 1995, Joan K. Goldberg, Executive Vice President and Chief Financial Officer of United Security Bank succumbed to cancer. USB is the beneficiary of two life insurance policies. USB anticipates the receipt of the net proceeds in the second quarter of 1995, amounting to approximately $666,000.

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

In case of liquidity needs, the banks have set the following in order of priority to meet those requirements:

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

                                     UNITED SECURITY BANCORPORATION


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