Form 10-Q/A
period 1995-03-31
UNITED SECURITY BANCORPORATION
filed 1995-06-22
CIK 726990

                                   FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

( X )   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 ---    EXCHANGE ACT OF 1934

        For the quarterly period ended              March 31, 1995
                                       ----------------------------------------


                                       OR

(___) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ________________ to _____________________

Commission File No. 000-18561
                    ---------

                         UNITED SECURITY BANCORPORATION

             Washington                                  91-1259511
             ----------                                  ----------
   (State or other jurisdiction of                      (IRS Employer
    incorporation or organization)                    Identification No.)

  N. 9506 Newport Highway, Spokane, WA                   99218-1200
  ------------------------------------                   ----------
(Address of principal executive offices)                 (Zip Code)

     Registrant's telephone number, including area code:  (509) 467-6949
                                                         --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   YES  X   NO
                                         ---     ---


The issuer has one class of capital stock, that being common stock. On May 12, 1995, there were 2,604,880 shares of such stock outstanding.

                                     PART II

                                OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

        (a)    Exhibits
               27. Financial Data Schedules

        (b)    Reports on Form 8-K
               None

                 UNITED SECURITY BANCORPORATION AND SUBSIDIARIES

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        UNITED SECURITY BANCORPORATION


                                                     William C. Dashiell
                                             -----------------------------------
                                             William C. Dashiell, President
                                             and Chief Executive Officer


Date:           May 10, 1995                         Jacqueline A. Barnard
       --------------------------------      -----------------------------------
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