Form 10QSB
period 1995-06-30
UNITED SECURITY BANCORPORATION
filed 1995-08-09
CIK 726990

                            FORM 10 - QSB

                  SECURITIES AND EXCHANGE COMMISSION

                       Washington, D. C. 20549

(Mark One)

( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR F15 (d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended    June 30, 1995
                                     --------------------------

                                 OR

(   ) TRANSITION REPORT PURSUANT TO SECTION 13 OF 15 (d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      For the transition period from             to
                                     -----------    ------------

Commission File No. 000-18561
                    ---------

                   UNITED SECURITY BANCORPORATION

      Washington                               91-1259511
---------------------------------------       -------------------
     (State or other jurisdiction of          (IRS Employer
     incorporation or organization)           Identification No.)

N. 9506 Newport Highway, Spokane, WA          99218-1200
---------------------------------------       -------------------
(Address of principal executive offices)      (Zip Code)

Registrant's telephone number, including area code:  (509)467-6949
                                                    ---------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                                             ----  ----


The issuer has one class of capital stock, that being common stock. On August 10, 1995, there were 3,030,368 shares of such stock outstanding.

             UNITED SECURITY BANCORPORATION AND SUBSIDIARIES

                INDEX TO QUARTERLY REPORT ON FORM 10 - QSB

                             JUNE 30, 1995

                                                              Page
                                                             ------

Part I    -   Financial Information:

  Item 1.     Financial Statements

              Consolidated Statements of Condition  -
              June 30, 1995 and December 31, 1994 . . . . .  3 - 4

              Consolidated Statements of Income - Three and
              Six Months Ended June 30, 1995 and 1994 . . .  5 - 6

              Consolidated Condensed Statements of Cash
              Flows-Six Months Ended June 30, 1995 and 1994  7

              Notes to Consolidated Financial Statements  .  8 - 11

  Item 2. Management's Discussion and Analysis and Plan of Operations . . . . . . . . . . . 12 - 14

Part II - Other Information

  Item 6.     Exhibits and Reports on Form 8 - K .  .  .  . 15

Signatures   .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  . 16

                               PART I

ITEM 1.  FINANCIAL STATEMENTS

               UNITED SECURITY BANCORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CONDITION

<Captions>

                                                      December 31
                                         March 31        1994
                                           1995        (Audited)
                                      ------------    ------------
ASSETS
  CASH AND DUE FROM BANKS             $  7,840,760    $  7,983,049
  FEDERAL FUNDS SOLD                     3,640,000       1,477,616
                                      ------------    ------------

     CASH AND CASH EQUIVALENTS          11,480,760       9,460,665

  INTEREST BEARING DEPOSITS WITH
    OTHER BANKS                          2,194,256
  SECURITIES AVAILABLE-FOR-SALE
    (Note 2)                            29,386,773      23,100,333
  SECURITIES HELD-TO-MATURITY
    (Note 2)                               364,764          34,814

  LOANS (Note 3)                       132,672,540     122,764,826

  Deferred loan fees, net of
    deferred costs                        (461,292)       (437,525)
  Allowance for loan losses (Note 4)    (1,357,419)     (1,245,833)
                                      ------------    ------------
     NET LOANS                         130,853,829     121,081,468

  ACCRUED INTEREST RECEIVABLE            1,587,674       1,478,639

  PREMISES AND EQUIPMENT                 5,874,351       5,097,148

  FORECLOSED REAL ESTATE                   161,400         231,276

  LIFE INSURANCE AND SALARY
    CONTINUATION ASSETS                  1,984,846       1,913,030

  OTHER ASSETS                           1,528,321       1,514,065
                                      ------------    ------------

     TOTAL ASSETS                     $185,416,974    $163,911,438
                                      ============    ============



             UNITED SECURITY BANCORPORATION AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF CONDITION (CONTINUED)

                                                    DECEMBER 31
                                       JUNE 30          1994
                                         1995        (AUDITED)
                                    ------------    ------------
LIABILITIES AND STOCKHOLDERS' EQUITY

  DEPOSITS
    Noninterest bearing-demand      $ 23,950,962    $ 22,917,368
                                    ------------    ------------

  Interest bearing:
       NOW accounts                   42,989,028      39,345,114
       Savings                        14,704,723      15,511,257
       Time, $100,000 and over        10,866,805      15,905,560
       Other time                     66,845,016      52,950,230
                                    ------------     -----------
         TOTAL DEPOSITS              159,356,534     146,629,529

  FEDERAL FUNDS PURCHASED                              2,725,000
  ACCRUED INTEREST PAYABLE               547,489         354,198
  NOTES PAYABLE (Note 5)                  20,000         504,817
  CAPITAL LEASE OBLIGATION               773,934         805,032
  OTHER LIABILITIES                    1,950,938         706,974
                                    ------------    ------------
         TOTAL LIABILITIES           162,648,895     151,725,550

  STOCKHOLDERS' EQUITY (Note 7)
  Common stock, no par, 5,000,000
   shares authorized; 3,030,368 and
   1,604,880 issued and outstanding,
   respectively                       20,863,643      10,202,388

  Retained earnings                    2,164,157       2,552,107

  Net unrealized loss on securities
   available-for-sale, net of tax       (239,721)       (548,607)
                                    ------------    ------------
                                      22,788,079      12,205,888

  Less guaranteed bank loan of
   Employee Stock Ownership Plan         (20,000)        (20,000)
                                    ------------    ------------
       TOTAL STOCKHOLDERS' EQUITY     22,768,079      12,185,888
                                    ------------    ------------
       TOTAL LIABILITIES AND
        STOCKHOLDERS' EQUITY        $185,416,974    $163,911,438
                                    ============    ============


See Accompanying Notes to Consolidated Financial Statements.

              UNITED SECURITY BANCORPORATION AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENT OF INCOME


                           Three Months Ended
                                 June 30,               Year-To-Date
                             1995        1994        1995         1994
                          ----------  ----------   ----------  ----------
INTEREST INCOME
Loans-interest & fees     $3,552,727  $2,699,462   $6,890,139  $4,921,769
Investment securities        420,293     115,479      758,606     324,829
Federal funds sold            59,032      17,593      117,834      46,548
Other                         11,174      64,421       47,487     112,948
                          ----------  ----------   ----------  ----------
TOTAL INTEREST INCOME      4,043,226   2,896,955    7,814,066   5,406,094
                          ----------  ----------   ----------  ----------

INTEREST EXPENSE
Deposits                   1,743,537     952,998    3,393,882   1,805,699
Notes and capital leases      35,936      48,718       72,648     107,298
                          ----------  ----------   ----------  ----------
TOTAL INTEREST EXPENSE     1,779,473   1,001,716    3,466,530   1,912,997
                          ----------  ----------   ----------  ----------

NET INTEREST INCOME        2,263,753   1,895,239    4,347,536   3,493,097

PROVISION FOR LOAN LOSSES
  (Note 4)                    29,000      36,500      170,500      48,000
                          ----------  ----------   ----------  ----------

NET INTEREST INCOME AFTER
 PROVISION FOR LOAN LOSSES 2,234,753   1,858,739    4,177,036   3,445,097
                          ----------  ----------   ----------  ----------

NONINTEREST INCOME
Service charges on
 deposits accounts           212,735     169,349      386,433     329,666
Other service charges        190,054       5,806      202,045      20,636
Net realized gains on
 sales of available-for-
 sale securities              20,961       1,514       33,399       3,794
Insurance commissions        203,706     276,290      523,225     619,951
Life insurance proceeds    1,030,133                1,030,133
Other                        159,488     106,868      311,815     310,492
                          ----------  ----------   ----------  ----------
TOTAL NONINTEREST INCOME   1,817,077     559,827    2,487,050   1,284,539
                          ----------  ----------   ----------  ----------


              UNITED SECURITY BANCORPORATION AND SUBSIDIARIES
           CONSOLIDATED CONDENSED STATEMENT OF INCOME (CONTINUED)


                            Three Months Ended
                                  June 30             Year-To-Date
                            1995         1994        1995        1994
                          ----------  ----------   ----------  ----------
NONINTEREST EXPENSE
Salaries                     943,753     689,291    1,690,180   1,387,838
Employee benefits            250,164     137,008      430,488     321,275
Occupancy expense, net        91,582      62,437      169,192     132,071
Equipment expense            109,704     112,222      220,686     241,417
Insurance benefits expense   379,038                  379,038
Other operating expense      675,954     549,223    1,269,701   1,078,167
                          ----------  ----------   ----------  ----------
TOTAL NONINTEREST EXPENSE  2,450,195   1,550,181    4,159,285   3,160,768
                          ----------  ----------   ----------  ----------

INCOME BEFORE INCOME TAXES 1,601,635     868,385    2,504,801   1,568,868

FEDERAL INCOME TAXES         338,008     339,793      699,608     575,293
                          ----------  ----------   ----------  ----------
     NET INCOME           $1,263,627  $  528,592   $1,805,193  $  993,585
                          ==========  ==========   ==========  ==========

Earnings per common share $      .50  $      .35   $      .85  $      .68
                          ==========  ==========   ==========  ==========

Average Shares Outstanding 2,503,335   1,498,673    2,136,390   1,467,265
                          ==========  ==========   ==========  ==========




See Accompanying Notes to Consolidated Financial Statements.

           UNITED SECURITY BANCORPORATION AND SUBSIDIARIES
              Consolidated Statement of Cash Flows
           Increase (Decrease) in Cash and Cash Equivalents

Reconciliation of net income to net cash         Year-To-Date, June 30,
  provided by operating activities                 1995            1994
-------------------------------------------     ------------  -----------
Net Income                                      $  1,805,193  $   993,585
Adjustments to reconcile net income to net
cash provided by operating activities:
Provision for loan losses                            170,500       48,000
Depreciation and amortization                        205,569      265,976
Amortization/accretion of investment securities       48,960     (113,337)
(Increase)/decrease in assets and liabilities
  Accrued interest receivable                       (109,035)    (149,140)
  Other assets                                      (144,986)  (2,130,757)
  Deferred loan fees                                  23,767     (111,739)
  Accrued interest payable                           193,291       77,272
  Other liabilities                                1,552,850       67,095
                                                 -----------   ----------
Net cash provided by operating activities          3,746,109   (1,053,055)
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of investment securities       2,578,707    2,217,832
Proceeds from maturities of investments            2,010,300    1,808,517
Proceeds from maturities of interest-
 bearing deposits                                  2,273,000      700,000
Purchases of investment securities               (11,254,357)  (1,376,403)
Purchases of interest-bearing deposits            (4,467,256)    (500,000)
Principal collected on loans                      40,299,309   57,646,193
Loans originated or acquired                     (50,207,023) (72,745,967)
Purchases of premises and equipment                 (982,772)    (235,913)
Proceeds from sale of other real estate               69,876
                                                ------------   ----------
Net cash provided by investment activities       (19,680,216) (12,485,741)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in demand deposits,
 NOW accounts, and savings accounts                2,868,064    7,352,332
Federal funds purchased                           (2,725,000)
Proceeds from issuance of certificates of
 deposit                                          38,601,176   16,405,170
Payments for maturing certificates of deposit    (28,742,235)  (8,030,627)
Principal payments on notes payable                 (484,817)    (128,085)
Principal payments on capital leases                 (31,098)     (61,213)
Cash dividends paid                                   (5,042)      (9,968)
Cash received from stock offering                  8,473,154    1,681,952
                                                ------------  -----------
Net cash provided by financing activities         17,954,202   17,209,561
NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                                  2,020,095    3,670,765
CASH AND CASH EQUIVALENTS, BEGINNING               9,460,665   10,738,821
                                                ------------  -----------
CASH AND CASH EQUIVALENTS, ENDING               $ 11,480,760  $14,409,586
                                                ============  ===========

See Accompanying Notes to Consolidated Financial Statements.
                                   -7-

             UNITED SECURITY BANCORPORATION AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:  MANAGEMENT STATEMENT RE-ADJUSTMENTS

In the opinion of the Company, the accompanying audited and unaudited Consolidated Financial Statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company as of June 30, 1995, December 31, 1994, and June 30, 1994, and the results of operations and the changes in financial position for the three and six month period ended June 30, 1995 and 1994.


NOTE 2:  INVESTMENT SECURITIES

Most of the investment securities are classified as "available for sale" and are stated at fair value, and unrealized holding gains and losses, net of related deferred tax effect, are reported as a separate component of stockholders' equity. Gains or losses on dispositions reported as a component of other income are based on the net proceeds and the adjusted carrying amount of the securities sold, using the specific identification method. Carrying amounts and approximate market values of investment securities at June 30, 1995, December 31, 1994 and June 30, 1994 were as follows:

                                June 30, 1995    December 31, 1994    June 30,
1994
                               ----------------  --------  -------   --------  -
-----
                               Amortized Fair    Amortized  Fair     Amortized
Fair
($ in thousands)                Cost     Value     Cost     Value      Cost
Value
                               -------  -------  --------  -------   -------  --
----
Held-to-maturity securities:

State and political
 subdivisions                  $   365  $   366   $    35  $    36
                               =======  =======   =======  =======

Available-for-sale securities:

U.S. government agencies and
 corporations                  $13,264  $13,246   $12,763  $12,599   $10,562
$10,224
State and political
 subdivisions                       11       14        22       71        62
109
Mortgage backed securities      12,687   12,544     6,861    6,460
Other                            3,788    3,583     4,286    3,970     2,810
2,626
                               -------  -------   -------  -------   -------  --
-----
     Total                     $29,750  $29,387   $23,932  $23,100   $13,434
$12,959
                               =======  =======   =======  =======   =======
=======


           UNITED SECURITY BANCORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3:  LOANS

Total loans by category at June 30, 1995, December 31, 1994, and
June 30, 1994 were as follows:

                             June 30,      December 31,        June 30,
                              1995            1994               1994
($ in thousands)                            (Audited)
                            --------       --------            --------
Commercial and industrial   $ 70,879       $ 61,968            $ 59,047
Agricultural                  20,387         16,721              16,739
Real estate mortgage          23,218         24,883              22,773
Real estate construction       6,725          8,126
Installment                    8,048          7,781               6,247
Bank cards and other           3,416          3,286               2,914
                            --------       --------            --------
     Total                  $132,673       $122,765            $107,720
                            ========       ========            ========


NOTE 4:  ALLOWANCE FOR LOAN LOSSES

Reserves for possible loan losses are maintained at levels considered adequate by management to provide for possible loan losses. The reserve is based on management's assessment of various factors affecting the loan portfolio, including problem loans, business conditions and loss experience, an overall evaluation of the quality of the underlying collateral, and holding costs. Changes in the allowance for loan losses during the three and six months ended June 30, 1995 and 1994 were as follows:

                          Three Months Ended
                              June 30,               Year-To-Date
($ in thousands)          1995        1994           1995     1994
                          ------     -----          ------    ----
Balance, beginning        $1,361     $810           $1,246    $802
Provision for loan losses     29       37              171      48
Loans charged off            (36)      (7)             (64)    (12)
Loan recoveries                3        1                4       3
                          ------     ----           ------    ----
Balance, end of period    $1,357     $841           $1,357    $841
                          ======     ====           ======    ====

             UNITED SECURITY BANCORPORATION AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4:  ALLOWANCE FOR LOAN LOSSES (Continued)

The following table represents the allowance for loan losses by loan category as of June 30, 1995, based on management's assessment of the risk associated with the loan categories, and summarizes the percentage of each loan category to total gross loans.


        Loan Categories                          Percent of
($ in thousands)               Allowance         Total Loans
                              ----------         -----------
Commercial                    $  725                  53%
Agriculture                      209                  15%
Real estate mortgage             237                  18%
Real estate construction          69                   5%
Consumer                          82                   6%
Other                             35                   3%
                              ------                 ----
     Total                    $1,357                 100%
                              ======                 ====

           UNITED SECURITY BANCORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5:  NOTES PAYABLE

Notes payable consists of the following at June 30, 1995:

Note payable from the United Security Bancorporation Employee
Stock Ownership Plan to the Bank of Latah, 50% guaranteed
by the Company, payable $100,000 annually plus interest at
Bank's prime (10.0% at June 30, 1995), due in full
December 1995.                                                 $20,000


NOTE 6:  CAPITAL LEASE OBLIGATIONS

During 1990, United Security Bank (USB), a wholly-owned subsidiary of the Company, sold the land and building occupied by two of its branches to Joyce K. Robinson. USB has leased the real estate back for a term of 20 years at rental rates of $71,400 and $12,810 per year respectively, and continues to operate the branches at the leased sites. The leases have been treated as capital leases. The $358,283 gain from the transaction has been deferred and is being amortized using the straight-line method over the term of the lease. This deferred gain is included in other liabilities.

In addition, USB has entered into non-cancelable capital lease agreements for equipment with varying terms through 1998.


NOTE 7:  STOCKHOLDERS EQUITY

Total stockholders' equity was $22.8 million as of June 30, 1995 up from $12.2 million as of December 31, 1994. The 86.8% increase includes the $8.5 million May, 1995 common stock sale proceeds. The stockholders' equity to assets ratio has improved to 12.3% as of June 30, 1995, compared to 7.4% as of December 31, 1994. In July 1995 the Board of Directors declared a 10% stock dividend to be issued August 23, 1995 to shareholders of record on August 9, 1995. The Corporation recorded a transfer of $2,193,000 from retained earnings to common stock for the market value of the stock as of the Board declaration date for the additional shares issued. A cash payment will be made in lieu of fractional shares. An adjustment for fractional shares will be made when known. All amounts per share and weighted average shares outstanding for all periods presented have been retroactively adjusted to reflect stock dividends.

         UNITED SECURITY BANCORPORATION AND SUBSIDIARIES
    MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                      RESULTS OF OPERATIONS


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

A performance summary and detailed discussion regarding the results for year-to-date and second quarter results in 1995 and 1994 are contained in the following pages.

                          PERFORMANCE SUMMARY

                          Three Months Ended June 30,          Year-To-Date
                                                  %
%
($ in thousands)           1995        1994     Change        1995        1994
Change
                          ------      ------    ------      -------      -------
------
Interest income           $4,043      $2,897     39.6%       $7,814       $5,406
44.5%
Interest expense           1,779       1,002     77.5%        3,466        1.913
81.2%
                          ------      ------     -----       ------       ------
------
Net interest income        2,264       1,895     19.5%        4,348        3,493
24.5%

Provision for loan losses     29          37    (21.6%)         171           48
256.3%
                          ------      ------     -----       ------       ------
------
Net interest income after
 provision for loan losses 2,235       1,858     20.3%        4,177        3,445
21.2%

Noninterest income         1,817         560    224.5%        2,487        1,285
93.5%
Noninterest expense        2,450       1,550     58.1%        4,159        3,161
31.6%
                          ------      ------    ------       ------       ------
------
Income before income taxes 1,602         868     84.6%        2,505        1,569
59.7%

Income taxes                 338         340     (0.6%)         700          575
21.7%
                          ------      ------    ------       ------       ------
------
     Net income           $1,264      $  528    139.4%       $1,805       $  994
81.6%
                          ======      ======    ======       ======       ======
======

Earnings per share        $  .50      $  .35     42.9%       $  .85      $   .68
25.0%

Average shares
    outstanding           2,503,335   1,498,673  67.0%       2,136,390
1,467,265   45.6%


          UNITED SECURITY BANCORPORATION AND SUBSIDIARIES


Results of Operations

The results of operations include the consolidated results of operations for United Security Bancorporation and its wholly-owned subsidiaries (Corporation), United Security Bank, USB Leasing, Inc., USB Insurance Agencies, Inc., USB Mortgage Company and Home Security Bank. This information should be read in conjunction with the financial statements and related notes appearing in this report.

United Security Bancorporation and its subsidiaries reported net income of $1,805,000 for the first six months of 1995 compared to $994,000 for the same period in 1994. Earnings per share was $.85 for 1995 and $.68 for 1994. For the second quarter of 1995 net income was $1,264,000 as compared to $528,000 for the second quarter of 1994. Earnings per share were $.50 and $.35, respectively.

During second quarter 1995 $1,030,000 in noninterest income was received from life insurance proceeds for an employee of the Corporation, and a related noninterest expense of $379,000 was recorded during second quarter representing the proceeds due the beneficiary. The net proceeds resulted in a one-time gain of $651,000 representing $.26 per share for second quarter 1995. Per share results for 1995 and 1994 are note directly comparable. In May, 1995 United Security sold 1,150,000 shares of stock in its initial public offering.


Net Interest Income

Net interest income for the first six months of 1995 was $4,348,000 compared to $3,493,000 for the same period in 1994, reflecting a 24.5% increase. For the second quarter of 1995 net interest income was $2,264,000 compared to $1,895,000 for the same period in 1994. The increase is primarily due to the growth of loans and average earning assets for the Corporation, which grew from an average of $133,579,000 for the first six months to $172,400,000 for 1995. The net interest margin was 5.59% for the first six months of 1995.


Provision for Loan Losses

The allowance for loan losses represents management's recognition of risks in the loan portfolio. The allowance for loan losses grew to $1,357,000 as of June 30, 1995 representing 1.03% of loans.


Noninterest Income

Noninterest income increased by 93.5% in the first six months of 1995 to $2,487,000 due primarily to the receipt of life insurance proceeds described above. Each category of noninterest income grew during the first six months of 1995 (including service charges on deposit accounts, other service charges, gains on sales of securities available for sale, and other) with the increase in Corporation activity with the exception of insurance commissions, which declined due to an unusually large, one-time sale in last year's second quarter.

          UNITED SECURITY BANCORPORATION AND SUBSIDIARIES


Noninterest Expense

Noninterest expense grew by 31.6% to $4,159,000 during the first six months of 1995 consistent with the general growth of the Corporation. As described above noninterest expense grew by $379,000 or 12.0% due to the recording of life insurance beneficiary expenses during second quarter 1995.


Income Tax

The Corporation recorded $700,000 of federal income tax expense for the first six months of 1995 compared to $575,000 for 1994. The Corporation has recorded its estimate of tax expense for the first six months of 1995.


Capital Requirements

The Corporation's two bank subsidiaries, United Security Bank and Home Security Bank are subject to regulatory capital requirements. Both bank subsidiaries met or exceeded regulatory capital requirements and were well capitalized at June 30, 1995.

During second quarter 1995 the Corporation sold 1,150,000 shares of its common stock with proceeds of nearly $8.5 million. As of June 30, 1995 2,754,880 shares of common stock were outstanding. The stockholders' equity to assets ratio has improved to 12.3% as of June 30, 1995, compared to 7.4% as of June 30, 1994. In July 1995 the Board of Directors declared a 10% stock dividend to be issued August 23, 1995 to shareholders of record on August 9, 1995. The Corporation recorded a transfer of $2,193,000 from retained earnings to common stock for the market value of the stock as of the Board declaration date for the additional shares issued. A cash payment will be made in lieu of fractional shares. All amounts per share and weighted average shares outstanding for all periods presented have been adjusted to reflect stock dividends.


Liquidity

The primary liquidity needs of the two bank subsidiaries are to fund customer loan demands and to cover deposit withdrawals. The Corporation maintains its federal funds and investment positions in a manner appropriate to meet its liquidity needs.

           UNITED SECURITY BANCORPORATION AND SUBSIDIARIES


                                Part II

                          OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits:

              27.  Financial Data Schedules

         (b)  Reports on Form 8-K.

              None

              UNITED SECURITY BANCORPORATION AND SUBSIDIARIES

                               SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    UNITED SECURITY BANCORPORATION

                              /s/ William C. Dashiell
                              ----------------------------------
                                    William C. Dashiell, President and
                                    Chief Executive Officer

                                    /s/ Chad Galloway
Date:  August 10, 1995              ----------------------------------
                                    Chad Galloway, Vice President and
                                    Chief Financial Officer