Form 10QSB
period 1995-09-30
UNITED SECURITY BANCORPORATION
filed 1995-11-08
CIK 726990

                            FORM 10 - QSB

                  SECURITIES AND EXCHANGE COMMISSION

                       Washington, D. C. 20549

(Mark One)

( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR F15 (d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended    September 30, 1995
                                     --------------------------

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


The issuer has one class of capital stock, that being common stock. On November 8, 1995, there were 3,029,854 shares of such stock outstanding.

             UNITED SECURITY BANCORPORATION AND SUBSIDIARIES

                INDEX TO QUARTERLY REPORT ON FORM 10 - QSB

                           SEPTEMBER 30, 1995

                                                              Page
                                                             ------

Part I    -   Financial Information:

  Item 1.     Financial Statements

              Consolidated Statements of Condition  -
              September 30, 1995 and December 31, 1994  . .  3

              Consolidated Statements of Income - Three and
              Nine Months Ended September 30, 1995 and 1994  4

              Consolidated Condensed Statements of Cash Flows-
              Nine Months Ended September 30, 1995 and 1994  5

              Notes to Consolidated Financial Statements  .  6 - 8

  Item 2. Management's Discussion and Analysis and Plan of Operations . . . . . . . . . . . 9 - 11

Part II - Other Information

  Item 6.     Exhibits and Reports on Form 8 - K .  .  .  .  12

Signatures   .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  13

                               PART I
ITEM 1.  FINANCIAL STATEMENTS
               UNITED SECURITY BANCORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CONDITION

<Captions>
                                                            December 31
                                            September 30        1994
        ($ in thousands)                         1995        (Audited)
                                            ------------    ------------
          ASSETS
Cash and Due From Banks                         $  7,081        $  7,983
FEDERAL FUNDS SOLD                                 3,160           1,478
                                            ------------    ------------
  CASH AND CASH EQUIVALENTS                       10,241           9,461
INTEREST BEARING DEPOSITS WITH OTHER BANKS         3,501
SECURITIES AVAILABLE-FOR-SALE (Note 2)            22,938          23,100
SECURITIES HELD-TO-MATURITY (Note 2)                 365              35
LOANS (Note 3)                                   136,146         122,765
  Deferred loan fees, net of deferred costs         (451)           (438)
  Allowance for loan losses (Note 4)              (1,382)         (1,246)
                                            ------------    ------------
  NET LOANS                                      134,313         121,081
ACCRUED INTEREST RECEIVABLE                        1,774           1,479
PREMISES AND EQUIPMENT                             6,072           5,097
FORECLOSED REAL ESTATE                               455             231
LIFE INSURANCE AND SALARY CONTINUATION             2,067           1,913
OTHER ASSETS                                       1,334           1,514
                                            ------------    ------------
  TOTAL ASSETS                                  $183,060        $163,911
                                            ============    ============
     LIABILITIES AND STOCKHOLDERS' EQUITY
DEPOSITS
  Noninterest bearing-demand                    $ 26,775        $ 22,917
  Interest bearing                               129,373         123,712
                                            ------------     -----------
  TOTAL DEPOSITS                                 156,148         146,629
FEDERAL FUNDS PURCHASED                                            2,725
ACCRUED INTEREST PAYABLE                             580             354
NOTES PAYABLE (Note 5)                                20             505
CAPITAL LEASE OBLIGATIONS                            769             805
OTHER LIABILITIES                                  1,569             707
                                            ------------    ------------
  TOTAL LIABILITIES                              159,086         151,725
      STOCKHOLDERS' EQUITY (Note 6)
Common stock, no par, 5,000,000 shares
 authorized; 3,029,854 and 1,764,854 issued
 and outstanding, respectively                    20,844          10,202
Retained earnings                                  3,367           2,552
Net unrealized loss on securities
 available-for-sale, net of tax                     (217)           (548)
Less guaranteed bank loan of Employee Stock
 Ownership Plan                                      (20)            (20)
                                            ------------    ------------
  TOTAL STOCKHOLDERS' EQUITY                      23,974          12,186
                                            ------------    ------------
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $183,060        $163,911
                                            ============    ============

The accompanying notes are an integral part of these financial statements.
              UNITED SECURITY BANCORPORATION AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENT OF INCOME

                           Three Months Ended
                              September 30,            Year-To-Date
     ($ in thousands)        1995        1994        1995         1994
                          ----------  ----------   ----------  ----------
INTEREST INCOME
Loans-interest & fees         $3,640      $3,076      $10,530     $ 7,998
Investment securities            468         264        1,227         589
Other                            131          22          296         181
                          ----------  ----------   ----------  ----------
TOTAL INTEREST INCOME          4,239       3,362       12,053       8,768
                          ----------  ----------   ----------  ----------
INTEREST EXPENSE
Deposits                       1,739       1,161        5,133       2,967
Borrowed funds                    21          38           93         145
                          ----------  ----------   ----------  ----------
TOTAL INTEREST EXPENSE         1,760       1,199        5,226       3,112
                          ----------  ----------   ----------  ----------
NET INTEREST INCOME            2,479       2,163        6,827       5,656
PROVISION FOR LOAN LOSSES
  (Note 4)                        32          59          203         107
                          ----------  ----------   ----------  ----------
NET INTEREST INCOME AFTER
 PROVISION FOR LOAN LOSSES     2,447       2,104        6,624       5,549
                          ----------  ----------   ----------  ----------
NONINTEREST INCOME
Service charges and
 other fees                      366         157          954         507
Net realized gains on
 sales of available-for-
 sale securities                  16                       49           4
Insurance commissions            382         310          905         930
Life insurance proceeds                                 1,030
Other                            197         147          510         457
                          ----------  ----------   ----------  ----------
TOTAL NONINTEREST INCOME         961         614        3,448       1,898
                          ----------  ----------   ----------  ----------
NONINTEREST EXPENSE
Salaries and benefits          1,015         921        3,135       2,630
Occupancy expense, net           168          52          337         184
Equipment expense                104         117          325         358
Insurance benefits expense                                379
Other operating expense          724         596        1,994       1,674
                          ----------  ----------   ----------  ----------
TOTAL NONINTEREST EXPENSE      2,011       1,686        6,170       4,846
                          ----------  ----------   ----------  ----------
INCOME BEFORE INCOME TAXES     1,397       1,032        3,902       2,601
FEDERAL INCOME TAXES             198         381          898         956
                          ----------  ----------   ----------  ----------
     NET INCOME               $1,199      $  651       $3,004      $1,645
                          ==========  ==========   ==========  ==========
Earnings per common share     $  .40      $  .37       $ 1.23      $ 1.05
                          ==========  ==========   ==========  ==========
Average Shares Outstanding 3,029,854   1,758,799    2,437,143   1,565,170
                          ==========  ==========   ==========  ==========

The accompanying notes are an integral part of these financial statements.
                                 -4-

           UNITED SECURITY BANCORPORATION AND SUBSIDIARIES
              Consolidated Statement of Cash Flows
           Increase (Decrease) in Cash and Cash Equivalents

            ($ in thousands)
Reconciliation of net income to net cash        Year-To-Date  September 30,
  provided by operating activities                 1995            1994
-------------------------------------------     ------------  -----------
Net Income                                          $  3,004     $  1,645
Adjustments to reconcile net income to net
cash provided by operating activities:
Provision for loan losses                                203          107
Depreciation and amortization                            333          425
Amortization/accretion of investment securities           46         (130)
(Increase)/decrease in assets and liabilities
  Accrued interest receivable                           (295)        (367)
  Other assets                                            66       (2,534)
  Deferred loan fees                                      13          (75)
  Accrued interest payable                               226          165
  Other liabilities                                      862          543
                                                 -----------   ----------
Net cash provided by operating activities              4,458         (221)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of investment securities           7,347        2,218
Proceeds from maturities of investments                4,591        2,234
Purchases of investment securities                   (12,152)      (1,851)
Purchases of interest-bearing deposits                (3,501)       1,214
Principal collected on loans                          69,240       91,803
Loans originated or acquired                         (82,621)    (110,359)
Purchases of premises and equipment                   (1,308)        (697)
                                                ------------   ----------
Net cash provided by investment activities           (18,404)     (15,438)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in deposits                                   9,519       26,717
7,352,332
Federal funds purchased                               (2,725)
Principal payments on notes payable                     (485)        (204)
Principal payments on capital leases                     (36)         (68)
Cash dividends paid                                       (9)        (152)
Cash received from stock offering                      8,462        2,181
                                                ------------  -----------
Net cash provided by financing activities             14,726       28,474

NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                                        780       12,815
CASH AND CASH EQUIVALENTS, BEGINNING                   9,461       10,739
                                                ------------  -----------
CASH AND CASH EQUIVALENTS, ENDING                   $ 10,241      $23,554
                                                ============  ===========

The accompanying notes are an integral part of these financial statements.

             UNITED SECURITY BANCORPORATION AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:  MANAGEMENT STATEMENT

In the opinion of the Company, the accompanying audited and unaudited Consolidated Financial Statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company as of September 30, 1995, December 31, 1994, and September 30, 1994, and the results of operations and the changes in financial position for the three and nine month period ended September 30, 1995 and 1994.


NOTE 2:  INVESTMENT SECURITIES

Most of the investment securities are classified as "available for sale" and are stated at fair value, and unrealized holding gains and losses, net of related deferred tax effect, are reported as a separate component of stockholders' equity. Gains or losses on dispositions reported as a component of other income are based on the net proceeds and the adjusted carrying amount of the securities sold, using the specific identification method. Carrying amounts and approximate market values of investment securities at September 30, 1995, December 31, 1994 and September 30, 1994 were as follows:

                                September 30,       December 31,      September
30,
                                     1995               1994                1994
                               ----------------  -----------------   -----------
----
                               Amortized Fair    Amortized  Fair     Amortized
Fair
    ($ in thousands)            Cost     Value     Cost     Value      Cost
Value
                               -------  -------  --------  -------   -------  --
-----
Held-to-maturity securities:

State and political
 subdivisions                  $   365  $   371   $    35  $    36
                               =======  =======   =======  =======

Available-for-sale securities:

U.S. government agencies and
 corporations                  $ 6,135  $ 6,115   $12,763  $12,599   $10,342
$10,002
State and political
 subdivisions                      568      467        22       71        57
103
Mortgage backed securities      11,853   11,680     6,861    6,460
Other                            4,711    4,676     4,286    3,970     2,860
2,589
                               -------  -------   -------  -------   -------  --
-----
     Total                     $23,267  $22,938   $23,932  $23,100   $13,259
$12,694
                               =======  =======   =======  =======   =======
=======


           UNITED SECURITY BANCORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3:  LOANS

Total loans by category at September 30, 1995, December 31, 1994, and September 30, 1994 were as follows:

                            Sept 30,      December 31,         Sept 30,
                              1995            1994               1994
($ in thousands)                           (Audited)
                            --------       --------            --------
Commercial and industrial   $ 71,223       $ 61,968            $ 50,929
Agricultural                  20,719         16,721              14,143
Real estate mortgage          23,368         24,883              39,432
Real estate construction       8,111          8,126
Installment                    9,066          7,781               6,567
Lease financing                  501
Bank cards and other           3,158          3,286               3,683
                            --------       --------            --------
     Total                  $136,146       $122,765            $114,754
                            ========       ========            ========


NOTE 4:  ALLOWANCE FOR LOAN LOSSES

Reserves for possible loan losses are maintained at levels considered adequate by management to provide for possible loan losses. The reserve is based on management's assessment of various factors affecting the loan portfolio, including problem loans, business conditions and loss experience, an overall evaluation of the quality of the underlying collateral, and holding costs. Changes in the allowance for loan losses during the three and nine months ended September 30, 1995 and 1994 were as follows:

                          Three Months Ended
                            September 30,            Year-To-Date
($ in thousands)          1995        1994           1995     1994
                          ------     -----          ------    ----
Balance, beginning        $1,357     $841           $1,246    $802
Provision for loan losses     32       59              203     107
Loans charged off            (18)     (12)             (82)    (24)
Loan recoveries               11        2               15       5
                          ------     ----           ------    ----
Balance, end of period    $1,382     $890           $1,382    $890
                          ======     ====           ======    ====

             UNITED SECURITY BANCORPORATION AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4:  ALLOWANCE FOR LOAN LOSSES (Continued)

The following table represents the allowance for loan losses by loan category as of September 30, 1995, based on management's assessment of the risk associated with the loan categories, and summarizes the percentage of each loan category to total gross loans.


        Loan Categories                          Percent of
($ in thousands)               Allowance         Total Loans
                              ----------         -----------
Commercial                    $  723                  52%
Agriculture                      210                  15%
Real estate mortgage             237                  17%
Real estate construction          82                   6%
Consumer                          92                   7%
Other                             38                   3%
                              ------                 ----
     Total                    $1,382                 100%
                              ======                 ====


NOTE 5:  NOTES PAYABLE

Notes payable consists of the following at September 30, 1995:

Note payable from the United Security Bancorporation Employee
Stock Ownership Plan to the Bank of Latah, 50% guaranteed
by the Company, payable $100,000 annually plus interest at
Bank's prime (9.75% at September 30, 1995), due in full
December 1995.                                                 $20,000


NOTE 7:  STOCKHOLDERS EQUITY

Total stockholders' equity was $24.0 million as of September 30, 1995 up from $12.2 million as of December 31, 1994. The 97.6% increase includes the $8.5 million May, 1995 common stock sale proceeds. The stockholders' equity to assets ratio has improved to 13.1% as of September 30, 1995, compared to 7.4% as of December 31, 1994. In August 1995 a 10% stock dividend was issued. The Corporation recorded a transfer of $2,189,000 from retained earnings to common stock for the market value of the stock as of the Board of Directors declaration date for the additional shares issued. Per share and weighted average shares outstanding have been retroactively adjusted to reflect stock dividends.





         UNITED SECURITY BANCORPORATION AND SUBSIDIARIES
    MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                      RESULTS OF OPERATIONS


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS

A performance summary and detailed discussion regarding the results for year-to-date and third quarter results in 1995 and 1994 are contained in the following pages.

                          PERFORMANCE SUMMARY

                          Three Months Ended Sept 30,          Year-To-Date
                                                  %
%
($ in thousands)           1995        1994     Change        1995        1994
Change
                          ------      ------    ------      -------      -------
------
Interest income           $4,239      $3,362     26.1%      $12,053      $ 8,768
37.5%
Interest expense           1,760       1,199     46.8%        5,226        3,112
67.9%
                          ------      ------     -----       ------       ------
------
Net interest income        2,479       2,163     14.6%        6,827        5,656
20.7%

Provision for loan losses     32          59    (45.8%)         203          107
89.7%
                          ------      ------     -----       ------       ------
------
Net interest income after
 provision for loan losses 2,447       2,104     16.3%        6,624        5,549
19.4%

Noninterest income           961         614     56.5%        3,448        1,898
81.7%
Noninterest expense        2,011       1,686     19.3%        6,170        4,846
27.3%
                          ------      ------    ------       ------       ------
------
Income before income taxes 1,397       1,032     35.4%        3,902        2,601
50.0%

Income taxes                 198         381    (48.0%)         898          956
(6.1%)
                          ------      ------    ------       ------       ------
------
     Net income           $1,199      $  651     84.2%       $3,004       $1,645
82.6%
                          ======      ======    ======       ======       ======
======

Earnings per share        $  .40      $  .37      6.9%       $ 1.23      $  1.05
17.3%

Average shares
    outstanding           3,029,854   1,758,799  72.3%       2,437,143
1,565,170   55.7%


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

United Security Bancorporation and its subsidiaries reported net income of $3,004,000 for the first nine months of 1995 compared to $1,645,000 for the same period in 1994. Earnings per share were $1.23 for 1995 and $1.05 for 1994. For the third quarter of 1995 net income was $1,199,000 as compared to $651,000 for the third quarter of 1994. Earnings per share were $.40 and $.37, respectively.

The year-to-date results were enhance by $651,000 in second quarter 1995 due to life insurance proceeds received offset by funds due to the beneficiary.

Per share results for 1995 and 1994 are note directly comparable. In May, 1995 United Security sold 1,150,000 shares of stock in its initial public offering. In August, 1995 a 10% stock dividend was issued. Per share amounts and weighted average shares outstanding have been retroactively adjusted to reflect stock dividends.


Net Interest Income

Net interest income for the first nine months of 1995 was $6,827,000 compared to $5,656,000 for the same period in 1994, reflecting a 20.7% increase. For the third quarter of 1995 net interest income was $2,479,000 compared to $2,163,000 for the same period in 1994. The increase is primarily due to the growth of loans and average earning assets for the Corporation, which grew to an average of $158,022,000 for the first nine months of 1995 compared to $124,995,000 for 1994.
The net interest margin was 5.86% for the first nine months of 1995, which compares to 6.13% for 1994. For the third quarter 1995 the net interest margin was 6.25% compared to 6.18% for 1994.


Provision for Loan Losses

The allowance for loan losses represents management's recognition of risks in the loan portfolio. The allowance for loan losses grew to $1,382,000 as of September 30, 1995 representing 1.02% of loans and leases.


Noninterest Income

Noninterest income increased by 81.7% in the first nine months of 1995 to $3,448,000 due primarily to the receipt of life insurance proceeds described above. Nearly every category of noninterest income grew during the first nine months of 1995 with the increase in Corporation activity. Insurance commissions had a slight decline.

          UNITED SECURITY BANCORPORATION AND SUBSIDIARIES


Noninterest Expense

Noninterest expense grew by 27.3% to $6,170,000 during the first nine months of 1995 consistent with the general growth of the Corporation.
As described above noninterest expense grew due to the recording of life insurance beneficiary expense during second quarter 1995.


Income Tax

The Corporation recorded $898,000 of federal income tax expense for the first nine months of 1995 compared to $956,000 for 1994. The Corporation has recorded its estimate of tax expense for the first nine months of 1995 and is updating deferred tax assets and liabilities quarterly as applicable.


Capital Requirements

The Corporation's two bank subsidiaries, United Security Bank and Home Security Bank are subject to regulatory capital requirements. Both bank subsidiaries met or exceeded regulatory capital requirements and were well capitalized at September 30, 1995.

During second quarter 1995 the Corporation sold 1,150,000 shares of its common stock with proceeds of nearly $8.5 million. The stockholders' equity to assets ratio has improved to 13.1% as of September 30, 1995, compared to 7.4% as of December 31, 1994. In August 1995 a 10% stock dividend was issued. The Corporation recorded a transfer of $2,189,000 from retained earnings to common stock for the market value of the stock as of the Board declaration date for the additional shares issued.
Per share and weighted average shares outstanding have been retroactively adjusted to reflect stock dividends.


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

              27.  Financial Data Schedule


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

                                    UNITED SECURITY BANCORPORATION

                              /s/ William C. Dashiell
                              ----------------------------------
                                    William C. Dashiell, President and
                                    Chief Executive Officer

                                    /s/ Chad Galloway
Date:  November 8, 1995              ----------------------------------
                                    Chad Galloway, Vice President and
                                    Chief Financial Officer