Form 10KSB
period 1995-12-31
UNITED SECURITY BANCORPORATION
filed 1996-03-27
CIK 726990

                                  FORM 10-KSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

          [X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1995
                                       OR
          [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from             to
                                           ------------  --------------

                         Commission file number 0-18561

                         UNITED SECURITY BANCORPORATION
             (Exact name of registrant as specified in its charter)

           Washington                               91-1259511
  (State or other jurisdiction                    (IRS Employer
       of incorporation)                        Identification No.)


                           9506 North Newport Highway
                         Spokane, Washington 99218-1200
                    (Address of principal executive offices)

       Registrant's telephone number, including area code (509) 467-6949

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to section 12(g) of the Act:

   Common Stock                        NASDAQ National Market System
Title of each class               Name of each exchange on which registered

Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period as the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES [X]  NO [ ]

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendments to this Form 10-K. [ ]

The registrant's revenues for the fiscal year ended December 31, 1995 were $20,821,000.

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the stock closing prices on stock at March 15, 1996, was $36,401,000. The number of shares of common stock outstanding at such date was 3,332,310.

                        UNITED SECURITY BANCORPORATION


               ANNUAL REPORT ON FORM 10-KSB FOR THE FISCAL YEAR
                           ENDED DECEMBER 31, 1995


                              TABLE OF CONTENTS

                                                                           Page
PART I
        Item  1:  Description of Business.................................   3
        Item  2:  Description of Property.................................  16
        Item  3:  Legal Proceedings.......................................  16
        Item  4:  Submission of Matters to a Vote of Security Holders.....  16

PART II
        Item  5:  Market for Common Equity and Related Stockholder Matters  16
        Item  6:  Management's Discussion and Analysis or Plan of
                  Operation...............................................  17
        Item  7:  Financial Statements....................................  24
        Item  8:  Changes in and Disagreements with Accountants on
                  Accounting and Financial Disclosure.....................  24

PART III
        Item  9:  Directors and Executive Officers, Promoters and Control
                  Persons; Compliance with Section 16(a) of the Exchange
                  Act.....................................................  25
        Item 10:  Executive Compensation..................................  25
        Item 11:  Security Ownership of Certain Beneficial Owners and
                  Management..............................................  25
        Item 12:  Certain Relationships and Related Transactions..........  25
        Item 13:  Exhibits and Reports on Form 8-K........................  25

SIGNATURES................................................................  26

                        UNITED SECURITY BANCORPORATION


                                    PART I


ITEM 1.  DESCRIPTION OF BUSINESS

UNITED SECURITY BANCORPORATION

United Security Bancorporation (Company) is a multi-bank holding company headquartered in Spokane, Washington. The Company owns two banks, United Security Bank (USB) and Home Security Bank (HSB) (collectively, Banks), and also owns USB Insurance (an insurance agency), USB Leasing (a leasing company), and USB Mortgage (a mortgage company). The Company conducts its banking business through ten branches located in communities throughout eastern Washington, including Spokane. The Company focuses its banking and other services on individuals, professionals, and small to medium sized businesses in diversified industries throughout its service area. At December 31, 1995, the Company had total consolidated assets of $191.8 million, net loans of $141.9 million and deposits of $163.8 million. The Company was founded in 1983 and has been profitable in every year since its inception. In 1995, the Company completed a public offering selling $8.5 million in stock and is now listed on NASDAQ under the symbol "USBN".

THE BANKS

USB serves customers in Spokane and northeastern Washington from seven branches. HSB serves customers in southeastern Washington from three branches. The Banks offer a full range of financial services to commercial and individual customers, including short-term and medium-term loans, revolving credit facilities, inventory and accounts receivable financing, equipment financing, residential and small commercial construction lending, agricultural lending, various saving programs, checking accounts, installment and personal loans, and bank credit cards. The Banks also provide a broad range of depository and lending services to commercial, industrial and agricultural enterprises, governmental entities and individuals. The Banks' deposit-taking and lending activities are primarily directed to the communities in which their branches are located. The Banks' primary marketing focus is on small to medium-sized businesses and professionals in these communities.

The loan portfolios of the Banks consist primarily of commercial, agricultural, real estate (both mortgage and construction loans) and installment loans. At December 31, 1995, virtually all of the loans originated by the Banks were within the Banks' principal service areas.

The Company is committed to the needs of the local communities it serves, and strives to provide a high level of personal and professional service to its customers. Management believes the Company's community involvement, its understanding of its service area and its local decision-making abilities give it a distinct advantage over larger banking institutions. The Company is well positioned to provide loans to small and medium sized businesses because of the Company's direct knowledge of its customers' businesses and the communities it serves. USB and HSB provide personalized, quality financial service to its customers, which has enable them to maintain a stable and relatively low-cost retail deposit base.

USB INSURANCE

USB Insurance began operating in April 1987 and is engaged in selling a full line of insurance and financial products such as annuities and mutual funds on an agency basis to individuals, commercial, industrial and agricultural enterprises from locations in Colville, Chewelah and Kettle Falls, Washington. Its business was significantly enhanced in 1990 through the acquisition of two additional agencies in northeastern Washington. Total revenues of USB Insurance for the year

                        UNITED SECURITY BANCORPORATION

ended December 31, 1995 were $1,303,000 as compared to revenues of $1,288,000 for 1994. The insurance operation was profitable for the first time in 1995. It incurred losses for the past four years primarily because of amortized expenses associated with noncompetiton agreements entered into in conjunction with its agency acquisitions.

USB LEASING

USB Leasing began operation in 1986 and is engaged in equipment leasing to small and medium-sized companies in the markets it serves. The Company has used a portion of the proceeds from its May, 1995 stock sale to expand its leasing operations. Leasing assets grew to $1.5 million as of December 31, 1995 from zero as of December 31, 1994. Management of the Company expects to continue expanding its leasing business over the next several years.

USB MORTGAGE

In 1995 the Company provided USB Mortgage with a portion of the proceeds received in a public offering of the Company's common stock in 1995. Management expects to continue expanding its mortgage business over the next several years. As of December 31, 1995 assets were $545,000.

BUSINESS STRATEGY

The Company's business strategy is to continue to build a growing, profitable community banking and financial services network by emphasizing high quality customer service and by focusing on the financial needs of consumers and small to medium-sized businesses. The Company intends to pursue an aggressive growth strategy, the key components of which include:

    o  Increasing market share in existing markets
    o  Expanding the markets served through new branch openings and acquisitions
    o  Expanding nonbanking financial services
    o  Providing superior customer service

Increase Market Share in Existing Markets. Since its formation in 1983, the Company has focused on commercial banking to small and medium-sized businesses, professionals and other individuals. Management believes that the Company can continue to gain market share by targeting products and services. To augment this strategy, the Banks have recently opened branches in downtown Spokane and Yakima, Washington.

The Company emphasizes the development of long-term relationships with its customers, which enables the Banks to develop and offer new products that meet its customers' needs. The Company is oriented toward the communities it serves and is actively involved in these communities. The Company believes this community orientation gives the Company a competitive advantage in attracting and retaining targeted customers.

The consolidation of the banking industry in recent years has resulted in centralized loan approval and servicing functions in the larger financial institutions with whom the company competes. This has resulted in inconvenience and reduced service to small business and individual customers of these institutions, and has created opportunities for smaller, locally-focused institutions, such as Banks, which can approve credit and offer other customized banking services within each branch. The Company maintains loan officers in each branch, and branch managers have the authority to approve loans in amounts up to $100,000. Although loans are monitored and serviced at the borrower's branch, the Company has centralized all note and collateral documentation to decrease costs and standardize procedures.

                         UNITED SECURITY BANCORPORATION

Expand Markets Served through New Branch Openings and Acquisitions. The Company intends to expand its presence in eastern and central Washington by opening new branches and acquiring other financial institutions in markets not currently served by USB or HSB. Management has recently opened branches in Spokane and Yakima.

Management considers a variety of criteria in evaluating potential branch expansion, including the demographics and short and long-term growth prospects for the location, the management and other resources needed to integrate the branch into its existing operations, the degree to which the branch would enhance the geographic diversity of the Company or would enhance the Company's presence in an existing market, and the estimated cost of opening and operating the branch as compared to the cost of acquiring an existing office and deposit base.

In addition to internal growth, there may be attractive opportunities to grow the Company through carefully selected acquisitions of other financial institutions or their branches in central and eastern Washington. Management believes that the continued consolidation of the banking industry will result in attractive acquisition opportunities. No acquisition negotiations currently are in progress, nor does the Company have any agreements, either written or oral, with respect to any acquisition opportunity.

Expand Nonbanking Financial Services. The Company intends to aggressively expand the nonbanking products and services offered through USB Insurance, USB Leasing, and USB Mortgage, and expects to develop other products and services, including real estate-related financial services not currently offered through the Banks. USB Insurance will seek to expand its emphasis on marketing a full line of insurance and financial products such as annuities and mutual funds to individuals and commercial enterprises, and USB Leasing will continue to focus on providing commercial leases to small and medium-sized businesses that utilize computers, heavy, non-specialized, industrial equipment, and agricultural equipment. Management believes the expansion of the Company's customer base through growth and possible acquisitions should create significant new opportunities for each of the nonbank subsidiaries to cross-market their products and services.

Under current federal regulations, the Company is precluded from maintaining offices for USB Insurance in any Bank branch serving a community of more than 5,000 inhabitants. As a consequence, the products and services offered by these subsidiaries are necessarily limited to the smaller communities in the Company's service areas in which the Banks maintain branches. When regulations limiting these nonbanking activities are relaxed, however, the Company expects to integrate USB Insurance throughout its community banking network.

Provide Superior Customer Service. The Company attributes it success to its efforts to offer superior, personal service through professional bankers at all of its branches. The Company distinguishes itself in its markets by emphasizing a culture in which customers are the highest priority in all aspects of the Company's operations. Ongoing employee training is focused on customer needs, responsiveness and courtesy to customers. The Company's marketing efforts and operating practices emphasize the Company's ties to the local communities it serves, and its commitment to providing the highest level of personalized service.

LENDING ACTIVITIES

The Company's loan portfolio consists primarily of commercial loans, agricultural loans, real estate mortgage loans, residential real estate and other construction loans, consumer installment loans and bank card loans. At December 31, 1995, the Company had total loans and leases outstanding of approximately $144 million, which equals 87.8% of the Company's total deposits

                         UNITED SECURITY BANCORPORATION

and 75.0% of its total assets. $103 million of these loans were originated by USB and $39 million were originated by HSB. At December 31, 1995, virtually all of the loans held by the Company were to borrowers within the Banks' principal market areas.

The following table sets forth the composition of the Company's loan portfolio at December 31, 1995, 1994, and 1993.


                                                                       December 31,
                                                   1995                   1994                  1993
              ($ in thousands)                 Amount     %          Amount     %          Amount     %
Commercial                                  $ 75,011     52%      $ 61,968     50%       $46,593     52%
Agricultural                                  19,787     14%        16,721     14%        15,136     17%
Real estate mortgage                          25,048     18%        24,883     20%        12,079     14%
Real estate construction                      10,169      7%         8,126      7%         6,303      7%
Consumer                                       9,234      6%         7,781      6%         6,185      7%
Other                                          4,508      3%         3,286      3%         2,928      3%
                                            ------------------------------------------------------------
    Total loans                              143,757    100%       122,765    100%        89,224    100%
                                                        ===                   ===                   ===
Deferred loan fees, net of deferred costs        505                   438                   407
Allowance for loan losses                      1,391   0.97%         1,246   1.02%           802   0.90%
                                            --------   ====       --------   ====        -------   ====
    Loans, net                              $141,861              $121,081               $88,015
                                            ========              ========               =======

Commercial Loans. Commercial loans primarily consist of loans to businesses for various purposes, including revolving lines of credit, equipment financing loans and letters of credit. These loans generally mature within one year, have adjustable rates and are secured by inventory, accounts receivable, equipment or real estate. The Company also classifies commercial construction loans, which may have maturities in excess of one year, as commercial loans.

Agricultural Loans. Agricultural loans primarily consist of farm loans to finance operating expenses. These loans generally mature within one year, have adjustable rates and are secured by farm real estate, equipment, crops or livestock. Since agricultural loans present certain risks not associated with other types of lending, the policy of the Banks has been to make such loans generally only to agricultural producers with diverse crops, thereby mitigating the risk of loss attributable to a crop failure or the deterioration of commodity prices. The company has also reduced its loan exposure to timber-related borrowers in northeastern Washington in recent years, due to consolidation of the timber industry in the area generally and the gradual elimination of some timber-related businesses attributable to increased environmental concerns.

Mortgage Loans. Mortgage loans include various types of loans for which the Banks hold real property as collateral. At December 31, 1995, mortgage loans included approximately $17.8 million of adjustable and fixed rate first mortgage loans secured by one to four family residential properties, approximately $3.9 of second mortgage loans secured by one to four family residential properties, approximately $4.5 million in mortgage loans secured by multifamily (five or more) residential properties. Mortgage loans typically mature in one to five years and require payments on amortization schedules ranging from one year to twenty years.

Construction Loans. Construction loans are made to individuals and contractors to construct primarily single-family principal residences. These loans have maturities of three months to six months. Interest rates are typically adjustable, although some fixed-rate loans are made. The Company's policy is to require that a permanent financing commitment be in place before a construction loan is made to an individual borrower.

                         UNITED SECURITY BANCORPORATION

Consumer and Other Loans. Consumer loans are primarily automobile and home equity loans. Consumer loans generally have maturities of five years or less, and fixed interest rates. Other loans consist of personal lines of credit and bank card advances. Personal lines of credit generally have maturities of one year or less, and fixed interest rates. Bank card advances are generally due within 30 days and bear interest at rates that vary from time-to-time.

INTEREST RATES. The interest rates charged on loans vary with the degree of risk and amount of the loan, and are further subject to competitive pressures, money market rates, the availability of funds and government regulations. Approximately 45% of the loans in the Company's portfolio have interest rates that float with the lending reference rate (which is in turn based on various indices such as the rates of interest charged by money center banks).

LENDING AND CREDIT MANAGEMENT. USB and HSB each folllow loan policies, which have been approved by each Bank's board of directors and are overseen by the Company. The policies establish levels of loan commitment (by loan type) and credit review and grading criteria, and other matters such as loan administration, loans to affiliates, costs, problem loans and loan loss reserves, and related items. Loans are typically reviewed and graded on a monthly basis.

All loan applications are processed at the Banks' branch lending offices. All loan applications are approved by designated officers in accordance with the respective guidelines and underwriting policies of the Banks. Credit limits generally vary according to the type of loan and the individual loan officer's experience. The maximum current loan limits available to any one individual vary from $25,000 per loan to $300,000 per loan. In addition, five individuals currently can combine their credit authority, to a maximum of $750,000 for USB and $500,000 for HSB, with respect to certain loans. Loans in excess of $750,000 for USB and $500,000 for HSB require the approval of the board of directors of the lending Bank.

Under applicable federal and state law, permissible loans to one borrower by either of the Banks are also limited. As of December 31, 1995, the Banks, as a matter of policy, do not extend credit to any single borrower in excess of $2,540,000 and $1,000,000 for United Security Bank and Home Security Bank, respectively.

To accommodate borrowers whose financing needs exceed their lending limits, both Banks can sell loan participations to each other or to outside participants. At December 31, 1995, 1994 and 1993, the outstanding balance of loan participations sold outside the Company were $22,365,000, $23,383,000, and $19,078,000, respectively.

SECONDARY MORTGAGE SALES. USB Mortgage also sells mortgage loans in the secondary market to various mortgage underwriters and other financial institutions. The Mortgage Company sells fixed-rate, single-family residential loans in order to decrease the amount outstanding of such loans and also sells adjustable rate residential loans in order to increase the weighted average yields of the portfolios. In 1995, the Mortgage Company sold $9.6 million mortgage loans, consisting of $8.4 million of fixed-rate residential loans and $1.2 million of adjustable rate residential loans. Fees received on such sales are included in interest and fees earned on loans, and accounted for approximately .8%, 1.7%, and 4.6% of such interest and fees in each of the three years ended December 31, 1995, 1994, and 1993, respectively. Such loans are typically sold on a servicing released basis, meaning the Company does not retain mortgage servicing responsibilities.

                         UNITED SECURITY BANCORPORATION

NONPERFORMING ASSETS. The following table provides information for the Company's nonperforming assets as of December 31, 1995, 1994, and 1993.

                                                                        Year Ended December 31,
                       ($ in thousands)                                1995       1994       1993
                                                                      ------     ------     ------
Nonperforming loans:
  Nonaccrual loans                                                    $  777     $  775     $  811
  Accrual loans 90 days or more past due                                 612        228          3
                                                                      ------     ------     ------
    Total nonperforming loans                                          1,389      1,003        814
Other real estate owned                                                  370        231        337
                                                                      ------     ------     ------
    Total nonperforming assets                                        $1,759     $1,234     $1,151
                                                                      ======     ======     ======

Allowance for loan losses                                             $1,391     $1,246     $  802
Ratio of total nonperforming assets to total assets                     0.92%      0.75%      0.92%
Ratio of total nonperforming loans to total loans                       0.97%      0.82%      0.91%
Ratio of allowance for loan losses to total nonperforming loans        100.1%     124.2%      98.5%


The Company's nonperforming loans consist of nonaccruing loans, which are loans that are past due over 90 days, other than loans that are adequately collateralized and in the process of collection. No interest is taken into account unless received in cash or until such time as the borrower demonstrates an ability to resume payments of principal and interest. Interest previously accrued, but not collected is reversed and charged against income at the time the loan is placed in nonaccrual status. In 1995 the Company adopted Statement of Financial Accounting Standards (FASB) No. 114, Accounting by Creditors for Impairment of a Loan, as amended by FASB No. 118, Accounting by Creditors for Impairment of a Loan--Income Recognition and Disclosures. These Standards require that impaired loans be measured to reflect the fair value of collateral. Nonaccrual loan and accruing loans more than 90 days delinquent are considered impaired loans. Loans classified impaired are evaluated as part of management's allowance for loan loss adequacy review. The fair value of the collateral is evaluated to determine if a specific allowance for loan loss is needed for impaired loans. See note 5 to the Consolidated Financial Statements.

Other real estate owned (OREO) includes property acquired by the Banks in foreclosure proceedings or by acceptance of a deed in lieu of foreclosure. When title is obtained to the property it is classified with OREO. Such property is carried at the lower of cost or estimated fair market value at the time it is acquired by the Banks, and loan losses arising from the acquisition are charged against the allowance for loan loses. The OREO of the Company had a book value of $370,000 as of December 31, 1995, consisting primarily of commercial property.

ANALYSIS OF ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses represents management's recognition of the risks of extending credit and its evaluation of the quality of the loan portfolios of the Banks. The allowance is maintained at levels considered adequate by management to provide for anticipated loan losses, and is based on management's assessment of various factors affecting the loan portfolios, including problem loans, business conditions and loss experience, an overall evaluation of the quality of the underlying collateral, holding and disposal costs, and the cost of funds of the Company. The allowance is increased by provisions charged to operations and is reduced by loans charged off, net of any recoveries.

                         UNITED SECURITY BANCORPORATION

The decline in real estate market values in many parts of the country and the significant losses experienced by many financial institutions in the late 1980's, have resulted in increased regulatory scrutiny of the loan portfolios of financial institutions such as the Company and the Banks, particularly with respect to commercial real estate and multi-family residential real estate loans. Management of the Banks periodically reviews the status of loans that are contractually past due and the net realizable value of the collateral securing such loans, and establishes reserves through the provision of loan losses where ultimate collection of such loans is questionable. The provision for loan losses also reflects a general allocation of unanticipated losses based in part on the size of the Bank's loan portfolio and management's assessment of economic conditions within the Bank's service area. Management believes that the asset quality of the Banks' loan portfolios has significantly improved and that the provision for loan losses and allowance for loan losses is adequate.

The following table sets forth information regarding changes in the Company's allowance for loan losses for the years ended December 31, 1995, 1994 and 1993.


                                                                  Years ended December 31,
                      ($ in thousands)                           1995       1994       1993
Balance of allowance for loan losses at beginning of period     $1,246     $  802     $  692
Charge-offs
  Commercial                                                       114        117         54
  Agricultural                                                                  1         19
  Real estate (mortgage and construction)
  Consumer                                                          24          2          3
  Other                                                             52         28         14
                                                                ------     ------     ------
    Total charge-offs                                              190        148         90

Recoveries
  Commercial, financial and agricultural                            13          6          1
  Consumer                                                           5                     4
  Real estate (mortgage and construction)                                                  4
  Other                                                                         1
                                                                ------     ------     ------
    Total recoveries                                                18          7          9

Net charge-offs                                                    172        141         81
Provision for loan losses                                          317        585        191
                                                                ------     ------     ------
Balance of allowance for loan losses at end of period           $1,391     $1,246     $  802
                                                                ======     ======     ======

Ratio of net charge-offs to average loans                         0.13%      0.13%      0.10%
Average loans and leases outstanding during the period        $131,818   $106,032    $78,580

                         UNITED SECURITY BANCORPORATION

The following table sets forth the allowance for loan losses by loan category, based on management's assessment of the risk associated with such categories as of the dates indicated, and summarizes the percentage of gross loans in each category to total gross loans.

                                                          December 31,
                                         1995                  1994                  1993
                                   Amount of             Amount of             Amount of
($ in thousands)                   Allowance     %       Allowance      %      Allowance     %
Commercial                          $  726      52%       $  623       50%       $417       52%
Agricultural                           191      14%          175       14%        137       17%
Real estate-mortgage                   242      18%          249       20%        104       13%
Real estate-construction                98       7%           87        7%         48        6%
Consumer                                89       6%           75        6%         72        9%
Other                                   45       3%           37        3%         24        3%
                                    ------     ----       ------      ----       ----      ----
    Total                           $1,391     100%       $1,246      100%       $802      100%
                                    ======     ====       ======      ====       ====      ====


INVESTMENTS

Management of the investment portfolio is consolidated into a single investment committee of the Company, which comprises the Company's president and chief executive officer and its vice president and chief financial officer, and the president's and cashier's of USB and HSB. The investment committee of the Company is responsible for reviewing and approving the investment strategies and recommendations of each of the Banks, consistent with each Bank's asset/liability and investment policy.

The following table sets forth the carrying value, by type, of the securities in the Company's portfolio at December 31, 1995, 1994 and 1993.


                                                    December 31,
       ($ in thousands)                   1995          1994         1993
U.S. government                          $ 4,051      $12,599      $ 4,043
States and political subivisions             365          106          226
Mortgage-backed securities                13,545        6,460       11,470
Other                                      4,440        3,970        4,244
                                         -------      -------      -------
    Total securities                     $22,401      $23,135      $19,983
                                         =======      =======      =======

As of December 31, 1995 and 1994, the amortized cost of the Company's investment portfolio exceeded its market value by $133,000 and $831,000, respectively. No portion of the Company's investment portfolio is invested in derivative securities (being securities whose value derives from the value of an underlying security or securities, or market index of underlying securities' values), and to the Company's knowledge, no portion of any mutual fund held in the Company's investment portfolio was invested in derivative securities.

                         UNITED SECURITY BANCORPORATION

The following table sets forth the book values, maturities and approximate average aggregate yields of securities in the Company's investment portfolio by type at December 31, 1995.

             Type and Maturity
             ($ in thousands)                                 Yield      Amount
U.S. Treasury and other U.S. government agencies
 and corporations:
  1 year or less                                                       $ 1,998
  Over 1 through 5 years                                                   546
  Over 5 through 10 years                                                1,507
  Over 10 years
                                                                       -------
    Total                                                     6.67%      4,051
                                                                       -------
States and political subdivisions
  1 year or less                                                            25
  Over 1 through 5 years                                                   115
  Over 5 through 10 years                                                  180
  Over 10 years                                                             45
                                                                       -------
    Total                                                     4.77%        365
                                                                       -------
Mortgage-backed securities
  1 year or less                                                           310
  Over 1 through 5 years                                                 1,312
  Over 5 through 10 years                                                2,329
  Over 10 years                                                          9,594
                                                                       -------
    Total                                                     8.48%     13,545
                                                                       -------
Other securities:
  1 year or less                                                         2,761
  Over 1 through 5 years                                                   254
  Over 5 through 10 years                                                1,425
  Over 10 years
                                                                       -------
    Total                                                     4.84%      4,440
                                                                       -------
Total investment securities:
  1 year or less                                                         5,094
  Over 1 through 5 years                                                 2,227
  Over 5 through 10 years                                                5,441
  Over 10 years                                                          9,639
                                                                       -------
    Total                                                     7.35%    $22,401
                                                                       =======

Yields were determined by dividing aggregate annual interest income for 1995 by aggregate book value at December 31, 1995. The yields for tax-exempt securities have been computed on a full tax equivalent basis using an assumed tax rate of 34%. Maturities of mortgage-backed securities are estimated and are based on the average lives of the underlying mortgage loans, as adjusted to incorporate prepayment assumptions.

                         UNITED SECURITY BANCORPORATION

DEPOSITS

The Company's primary source of funds has historically been customer deposits. The Banks strive to maintain a high percentage of noninterest-bearing deposits, which are low cost funds and result in higher interest margins. At December 31, 1995, 1994, and 1993, the Company's ratios of noninterest-bearing deposits to total deposits were 15.7%, 15.6%, and 18.6%, respectively.

The Company offers a variety of accounts designed to attract both short-term and long-term deposits from its customers. These accounts include negotiable order of withdrawal ("NOW") accounts, money market investment accounts, savings accounts, and certificates of deposit and other time deposits.
Interest-bearing accounts earn interest at rates established by management of the Banks, based on competitive market factors and management's desire to increase or decrease certain types or maturities of deposits consistent with the Banks policies. The Company traditionally has not sought brokered deposits and does not intend to do so in the future.

The following table sets forth the average balances for each major category of deposit and the weighted-average interest rate paid for deposits in 1995, 1994 and 1993.

                                                          Year Ended December 31,
                                              1995                 1994                 1993
                                       Average   Interest   Average   Interest   Average   Interest
($ in thousands)                       Balance     Rate     Balance     Rate     Balance     Rate
Interest-bearing demand deposits       $ 43,558    4.28%    $ 37,089    3.75%    $ 29,362    3.46%
Savings deposits                         15,411    3.18%      16,361    3.20%      14,790    3.47%
Time deposits                            75,340    6.03%      54,871    4.58%      40,651    4.58%
Noninterest-bearing demand deposits      21,598               22,508               19,767
                                       --------             --------             --------
  Total                                $155,907             $130,829             $104,570
                                       ========             ========             ========

The following table shows the amounts and maturities of certificates of deposit that had balances of more than $100,000 at December 31, 1995, 1994 and 1993.

                                                     December 31,
($ in thousands)                           1995         1994         1993
Less than three months                    $ 8,541      $ 6,576      $ 3,658
Three to six months                         5,106        1,098        1,775
Over six months to one year                 5,994        2,521        4,513
Over one year                               2,052        5,711        1,327
                                          -------      -------      -------
  Total                                   $21,693      $15,906      $11,273
                                          =======      =======      =======

                         UNITED SECURITY BANCORPORATION

COMPETITION

The Company faces strong competition, in attracting deposits and in originating loans from other commercial banks, savings and loan associations, mutual savings banks and credit unions, all of which exist in the Banks' service areas and many of which have greater financial resources than the Company. The Company aggressively competes in its market areas with these other institutions and financial intermediaries in all phases of its operations.

USB competes for deposits and banking business in northeastern Washington from seven locations in Chewelah, Colville, Kettle Falls, Ione, and Spokane. The bank's market area encompasses Stevens, Ferry, and Pend Oreille Counties, and the northern and eastern portions of Spokane County. USB competes against two commercial banks and one mutual savings bank in Stevens County, one commercial bank and one credit union in Ferry County and two commercial banks and one credit union in Pend Oreille County. In Spokane County, USB competes against approximately seven commercial banks, one mutual savings bank, several credit unions and savings and loans.

HSB serves customers in southeastern and southcentral Washington from locations in Sunnyside, Prosser, and Yakima. The bank's market area encompasses portions of Benton and Yakima Counties. HSB competes against commercial banks, savings and loans, and credit unions in its market area.

LEGAL PROCEEDINGS

Periodically and in the ordinary course of business, various claims and lawsuits are brought against the Company or the Banks, such as claims to enforce lines, condemnation proceedings on properties in which the Banks hold security interests, claims involving the making and servicing of real property loans and other issues incident to the business of the Company and the Banks. In the opinion of management, the ultimate liability, if any, resulting from such claims or lawsuits will not have a material adverse effect on the financial position or results of operations of the company.

EMPLOYEES

As of December 31, 1995, the Company had 146 employees, of which 63 were employed by USB, 39 were employed by HSB, 18 were employed by USB Insurance, 3 were employed by USB Leasing, 17 were employed by USB Mortgage, and 6 were employed by the Parent Company, United Security Bancorporation. None of the Company's employees are covered by a collective bargaining agreement. Management believes relations with the Company's employees are good. United Security Bancorporation is located at 9506 N. Newport Hwy., Spokane, WA 99218 and the telephone number is 509-467-6949.

                         UNITED SECURITY BANCORPORATION

SUPERVISION AND REGULATION

The Company and its banking and nonbanking subsidiaries are extensively regulated under federal and Washington law by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"), the Federal deposit Insurance Corporation, and the Comptroller of the Currency, the banking and securities divisions of the Washington Department of Financial institutions and the Washington Insurance Commissioner. The laws and regulations administered by these regulatory authorities are primarily intended to protect depositors and other customers of the Company and its subsidiaries, and not security holders of the Company. Any change in applicable laws, regulations or regulatory policies may have a material effect on the business operations and prospects of the Company and its subsidiaries.

The Company is a bank holding company registered under Washington law and the Bank Holding Company Act of 1956, as amended, and is subject to regulation, supervision and examination by the Federal Reserve Board and the Washington Supervisor. The Company is required to file an annual report of its operations at the end of each fiscal year, and such other reports as the Federal Reserve may require. See Note 19 in the Consolidated Financial Statements for further information.

                         UNITED SECURITY BANCORPORATION

FACILITIES

At December 31, 1995, the Company owned or leased facilities in seven locations in northeastern Washington and three locations in southeastern Washington. The following table shows the size and age of each of the facilities owned or leased by the company at such date, and the rental rate of each facility. Leased facilities have terms of twenty years, and may be extended on a month-to-month basis.

                                                                          Approximate square         Year
                                                      Approximate          footage building       constructed
                                  Approximate       square footage       area now utilized for      or last
                                land area (s.f.)  building area (s.f.)  banking services (s.f.)   renovated
Leased facilities:
  Chewelah Branch(1)                12,000              9,600                 8,864                  1983
  Ione Branch(2)                     5,000              3,000                 3,000                  1983
  Spokane Downtown(3)                5,601              8,700                 8,700                  1995

Owned facilities:
  Colville Branch(4)                10,800              6,500                 3,436                  1991
  Kettle Falls Branch(5)            10,000              3,300                 2,825                  1982
  Spokane Northpointe Branch(6)     50,000             11,500                10,400                  1993
  Spokane Valley Branch(7)          22,500              8,800                 3,975                  1994
  Sunnyside Branch                  12,000              5,000                 5,000                  1992
  Prosser Branch                    10,000              5,000                 5,000                  1989
  Yakima Branch(8)                  12,000              9,986                 7,686                  1995

(1) USB leased this facility at an annual rental of $7.44 per square foot or $71,400 per year. Approximately 720 square feet is subleased by USB to USB insurance at an annual rental of $11.68 per square foot, and an additional 196 square feet is subleased to a travel agency at an annual rental of $9.18 per square foot. USB's lease agreement for the facility expires in 2010. See Note 11 to the Consolidated Financial Statements.

(2) USB leased this facility at an annual rental of $4.27 per square foot or $12,810 per year. USB's lease agreement for the facility expires in 2010. See Notes 11 in the Consolidated Financial Statements.

(3) USB leased this facility at an annual rental of $8.76 per square foot or $60,000 per year. USB's lease agreements for the facility expires in 2005. The facility is leased from a Company partially owned by Directors of the Company. USB Mortgage and USB Leasing lease approximately 1,850 square feet of shared office space at an annual rate of $10 per square foot or $18,600 per year. Their leases expire in 2000.

(4) USB leased approximately 3,064 square feet of this facility to USB Insurance at an annual rental of $12 per square foot, or $36,768 per year.

(5) USB leased approximately 475 square feet of this facility to USB Insurance at an annual rental of $10.91 per square foot, or $5,183 per year.

(6) USB leased approximately 1,100 square feet of this facility to the Company at an annual rental $10 per square foot, or $11,000 per year.

(7) USB leased approximately 2,057 square feet of this facility to a nonaffiliated financial at an annual rental of $10.46 per square foot, or $21,516 per year. USB also leased an additional 768 square feet of this facility to a securities brokerage firm at an annual rental of $12.05 per square foot, or $9,256 per year.

(8) The Yakima Branch is owned by the Company and is leased to Home Security Bank at an annual rental of $9.80 per square foot or $97,800 per year. Home Security Bank subleased approximately 2,300 square feet of space to a law firm at an annual rental of $15 per square foot or $34,500 per year.

                        UNITED SECURITY BANCORPORATION

In January and February, 1996 the Company purchased from the Banks at appraised value the owned facilities described on the previous page. The Yakima Branch had been purchased by the Company in 1994. Five year lease agreements were completed between the Company and the Banks. See Note 20 to the Consolidated Financial Statements.

ITEM 2.  DESCRIPTION OF PROPERTY.

Reference is made to Item 1 of this report, in the section entitled "Facilities," for a complete description of the Company's properties.

ITEM 3.  LEGAL PROCEEDINGS.

Reference is made to Item 1 of this report, in the section entitled "Legal Proceedings," for a complete description of legal matters affecting the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of the Company's shareholders during the fourth quarter of 1995.

                                   PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET INFORMATION. Effective in May, 1995 the Common Stock was approved for quotation on the Nasdaq National Market System (NASDAQ) under the symbol "USBN". Prior to NASDAQ quotation, the Common Stock was traded on a limited basis in the over-the-counter market. The following table sets out the high and low bid prices per share for the Common Stock for the first quarter of 1996, and for 1995 and 1994 as reported by NASDAQ and prior to May of 1995 reported by the primary broker.


                                  1996                   1995                  1994
                            High        Low         High       Low        High       Low
First Quarter(1)           $13.50      $11.88      $ 6.81      $6.03      $5.26      $5.26
Second Quarter                                     $ 7.64      $7.03      $5.69      $5.69
Third Quarter                                      $ 9.54      $7.13      $5.69      $5.69
Fourth Quarter                                     $12.72      $8.86      $5.73      $5.69

(1)  Through March 15, 1996

HOLDERS. The number of holders of common stock of record on March 15, 1996 was approximately 1,200.

DIVIDENDS. The Company has declared and paid the following dividends subsequent to January 1, 1993: On January 5, 1993, the Company paid a $.09 cash dividend and a 15% stock dividend; on July 27, 1993, the Company paid a $.09 cash dividend; on January 28, 1994, the Company paid a 15% stock dividend; on July 31, 1994, the Company paid a $.08 cash dividend; on February 14, 1995, the Company paid a 10% stock dividend; on August 23, 1995, the Company paid a 10% stock dividend; and on February 5, 1996 the Company issued a 10% stock split-up. On July 15, 1994, the Company also effected a two-for-one stock split. Cash dividend amounts have been adjusted to give retroactive effect to the reported stock dividends, stock split-ups, and to the two-for-one stock split. See Notes 12 and 20 to the Consolidated Financial Statements.

                         UNITED SECURITY BANCORPORATION

The Company has adopted a dividend policy which is periodically reviewed and revised by the Board of Directors. Historically, the goal of such policy was to pay dividends at levels established during past years, provided funds were available and the payment of such dividends did not violate the capital requirements of the Company or the Banks. The primary source of funding dividend payments has been the Banks, which currently pay the Company, in the form of dividends, approximately 15% of their net annual profits after establishment of loan loss allowances and payment of taxes. Funding of dividends from the Company's other subsidiaries, USB Insurance, USB Leasing, and USB Mortgage, has been minimal. The Company expects that future dividends, if declared, will be paid in the form of stock dividends.

Payment of dividends, including stock dividends, is subject to regulatory limitations. Under federal banking law, the payment of dividends by the Company and the Banks is subject to capital adequacy requirements established by the Federal Reserve Board and the FDIC. Under Washington general corporate law as it applies to the Company, no cash dividend may be declared or paid, if, after effect to the dividend, the Company is insolvent or the liabilities of the Company exceed the Company's assets. Payment of dividends, including stock dividends, on the Common Stock is also affected by statutory limitations, which restrict the ability of the Banks to pay upstream dividends to the Company. Under Washington banking law as it applies to the Banks, no dividend may be declared or paid in an amount greater than net profits then available, and after a portion of such net profits have been added to the surplus funds of the Bank.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

OVERVIEW

The Company's net income is derived primarily from net interest income of the Banks, which is the difference between interest earned on their loan and investment portfolios and their cost of funds, primarily interest paid on deposits and borrowings. The Banks have historically enjoyed above average net interest margins (net interest income divided by average interest-earning assets), primarily because of loan pricing and because a high percentage of the Banks' deposits are noninterest-bearing demand deposits, which involve no interest cost to the Banks. At December 31, 1995, 15.7% of the Company's total deposits were noninterest-bearing. For the years ended December 31, 1995, 1994, and 1993, the Company's average net interest margins were 6.1%, 6.0%, and 5.8%, respectively. See Liquidity and Capital Resources.

Net income is also affected by levels of provisions for loan losses, noninterest income (primarily service changes on deposits, securities gains or losses and other operating income) and noninterest expenses (primarily salaries and benefits, occupancy expenses, data processing costs, FDIC insurance, and other operating expenses). For each of the three years ended December 31, 1995, 1994, and 1993, the provision for loan losses were $317,000, $585,000, and $191,000, respectively. Net charge-offs during the year ended December 31, 1995 were $172,000 as compared to $141,000 and $81,000 during 1994 and 1993, respectively. For the three years ended December 31, 1995, 1994, and 1993 noninterest income as a percentage of personnel expenses was 76%, 58%, and 65%, respectively.

                         UNITED SECURITY BANCORPORATION

NET INTEREST INCOME

The following table sets forth information with regard to average balances of assets and liabilities for the Company, as well as the total dollar amounts of interest income from interest-earning assets and interest expense on interest-bearing liabilities, resultant yields or costs, net interest income, net interest spread (the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities), net interest margin and the ratio of average interest-earning assets to average interest-bearing liabilities.

                                                                           Year Ended December 31,
                                                           1995                        1994                         1993
                                              Average                     Average                     Average
      ($ in thousands)                        Balance   Interest    %     Balance   Interest    %     Balance   Interest    %
            Assets
Loans                                         $131,558  $14,930   11.35%  $106,003  $11,223   10.59%  $ 78,518   $8,205   10.45%
Lease financing                                    260       46   17.89%        28        8   27.69%        62       13   20.97%
Taxable securities                              24,030    1,634    6.80%    16,601      902    5.43%    18,885    1,175    8.22%
Nontaxable securities                              228       13    5.70%       128        3    2.34%       231        5    2.16%
Federal Funds Sold                               3,788      205    5.41%     5,899      216    3.66%     8,282      205    3.26%
Time Deposits With Other Banks                   3,746      228    6.09%     1,091       35    3.21%       781       28    3.59%
                                              --------  -------   ------  --------  -------   ------  --------   ------   ------
  Interest earning assets                      163,610  $17,058   10.42%   129,751  $12,387    9.55%   104,759   $9,831    9.19%
                                                        =======   ======            =======   ======             ======   ======
Other assets                                    14,804                      15,244                      12,082
                                              --------                    --------                    --------
  Total assets                                $178,414                    $144,995                    $116,841
                                              ========                    ========                    ========

            Liabilities
Interest-bearing demand deposits              $ 43,558  $ 1,885    4.28%  $ 37,089  $ 1,389    3.75%  $ 29,362   $1,017    3.46%
Savings deposits                                15,411      490    3.18%    18,381      523    3.20%    14,790      513    3.47%
Time deposits                                   75,340    4,548    6.03%    54,971    2,515    4.58%    40,851    1,882    4.58%
                                              --------  -------   ------  --------  -------   ------  --------   ------   ------
  Total interest-bearing deposits              134,308    8,901    5.14%   108,321    4,427    4.09%    84,803    3,392    4.00%
Short-term debt                                  1,084       35    3.23%     1,447      111    7.67%     2,240      131    5.85%
Long-term debt                                     779       78   10.01%       814       81    9.95%       866       87   10.08%
                                              --------  -------   ------  --------  -------   ------  --------   ------   ------
  Total interest-bearing liabilities           136,172  $ 7,014    5.15%   110,582  $ 4,619    4.18%    87,908   $3,610    4.11%
                                                        =======   ======            =======   ======             ======   ======
Noninterest bearing demand deposits             21,598                      22,508                      19,797
Other liabilities                                1,303                       1,444                       1,228
                                              --------                    --------                    --------
  Total liabilities                            159,073                     134,534                     108,903

           Stockholders' Equity                 19,341                      10,461                       7,938
                                              --------                    --------                    --------
  Total liabilities and stockholders' equity  $178,414                    $144,995                    $116,641
                                              ========                    ========                    ========
Net interest income                                     $10,042    5.27%            $ 7,768    5.37%             $6,021    4.93%
                                                        =======   ======            =======   ======             ======   ======
Net interest margin to average
  earning assets                                                   6.14%                       5.99%                       5.75%
                                                                  ======                      ======                      ======

Nonaccrual loans are included with loan balances. Average balances are based on quarterly balances for 1994 and 1993. Average balances and related interest amounts have been reclassified for 1994 and 1993 to conform with the 1995 presentation. The impact on the net interest income percentage and net interest margin was immaterial.

                         UNITED SECURITY BANCORPORATION

The following table illustrates the changes in the Company's net interest income due to changes in volumes and interest rates.

                                                          1995 vs 1994                      1994 vs 1993
                                                   Increase (decrease) in net interest income due to changes in
                       ($ in thousands)            Volume      Rate      Total       Volume      Rate      Total
INTEREST EARNING ASSETS
Loans                                              $2,371      $1,014    $3,745      $2,871      $142      $3,013
Securities                                            407         335       742        (147)     (128)       (275)
Federal funds sold                                    (77)         66       (11)        (12)       23          11
Interest-bearing deposits in other banks               85         108       193          11        (4)          7
                                                   ------      ------    ------      ------      ----      ------
     Total interest earning assets                 $3,146      $1,523    $4,669      $2,723      $ 33      $2,756
                                                   ------      ------    ------      ------      ----      ------
INTEREST BEARING LIABILITIES
Interest-bearing demand deposits                      242         234       476         268       106         374
Savings deposits                                      (30)         (3)      (33)         54       (44)         10
Time deposits                                         938       1,093     2,031         651         0         651
                                                   ------      ------    ------      ------      ----      ------
     Total interest bearing deposits                1,150       1,324     2,474         973        62       1,035
Short-term debt                                       (28)        (48)      (76)        (46)      (26)        (20)
Long-term debt                                         (3)                   (3)         (5)       (1)         (6)
                                                   ------      ------    ------      ------      ----      ------
     Total interest bearing liabilities             1,119       1,276     2,395         922        87       1,009
                                                   ------      ------    ------      ------      ----      ------
Total increase (decrease) in net interest income   $2,027      $  247    $2,274      $1,801      $(54)     $1,747
                                                   ======      ======    ======      ======      ====      ======

The change in interest income and interest expense due to changes in both volume and rate, which cannot be segregated, has been allocated proportionately to the change due to volume and the change due to rate.

ASSET/LIABILITY MANAGEMENT

The Company's results of operations depend substantially on its net interest income. Interest income and cost of funds are affected by general economic conditions, regulatory policy and competition in the marketplace. See "Liquidity and Capital Resources."

the Banks' operating strategies focus on asset/liability management. The purpose of asset/liability management ("ALM") is to provide stable net interest income growth by protecting the Banks' and the Company's earnings from undue interest rate risk. Each of the Banks follows an ALM policy for controlling exposure to interest rate risk. The ALM policy is established by a committee in each Bank and is reviewed, approved and administered by the investment committee of the Company. In order to control risk in a rising interest rate environment, management's philosophy has been to shorten the average maturity of the investment portfolio in order to achieve a more asset sensitive position, therefore allowing quicker asset repricing. Conversely, in a declining interest rate environment, the philosophy is to lengthen the average maturity of the investment portfolio, thereby becoming more liability sensitive.

The ALM policy is also designed to maintain an appropriate balance between rate-sensitive assets and liabilities in order to maximize interest rate spreads. The Banks monitor the sensitivity of their assets and liabilities with respect to changes in interest rates and maturities, and direct the allocation of their funds accordingly. The strategy of each Bank has been to maintain, to the extent possible, a balanced position between assets and liabilities, and to place emphasis on the sensitivity of its assets. Generally, the Banks attempt to maintain liquid assets, in order to meet funding requirements in the current period, and a ratio of interest income to average earning assets of 4% to 6%. At December 31, 1995, the net interest margins of USB and HSB, respectively, were 5.32% and 4.78%. Should interest rates trend upward in the near future, the Company could become more asset sensitive through the sale of investment securities, although the amount realized on the sale would be adversely affected by the increased rates. Management believes there will be less movement in rates on short-term liabilities such as

                         UNITED SECURITY BANCORPORATION

savings, negotiable order of withdrawal ("NOW") accounts and money market accounts in an increasing interest rate environment than in rates on the Banks' interest-earning assets.

The following table sets forth the contractual payment, maturity or repricing information, and the resulting interest rate gap, of the Banks' interest-earning assets and interest-bearing liabilities at December 31, 1995 and the cumulative interest sensitivity gap at December 31, 1995. The amounts in the table are derived from internal data from the Company and could be significantly affected by factors such as changes in prepayment experience, early withdrawals of deposits and competition. Mortgage-backed securities are estimated and are based on the average lives of the underlying mortgage loans, as adjusted to incorporate prepayment assumptions.


                                                          Estimated maturity or repricing
                                                           Three months
                                            Less than      to less than      One to     Over five
        ($ in thousands)                  three months       one year     five years      years        Total
INTEREST-EARNING ASSETS:
Fixed-rate loans                           $12,923          $ 21,309       $37,723       $ 7,478     $ 79,433
Floating-rate loans                         55,147             1,768         3,633         3,876       64,324
Investment securities                                          4,784           915         3,157        8,856
Mortgage-backed securities                                       310         1,312        11,923       13,545
Other interest-earning assets                7,692                                                      7,692
                                           -------          --------       -------       -------     --------
    Total interest-earning assets          $75,762          $ 28,171       $43,483       $26,434     $173,850
                                           =======          ========       =======       =======     ========

INTEREST-BEARING LIABILITIES:
Savings and NOW accounts                   $59,044                                                   $ 59,044
Certificates of deposit over $100,000        8,542            11,100         2,051                     21,693
Other time deposits                          6,047            46,519         4,832            13       57,411
Long-term debt                                   4                12           122           629          767
                                           -------          --------       -------       -------     --------
    Total interest-bearing liabilities     $73,637          $ 57,631       $ 7,005       $   642     $138,915
                                           =======          ========       =======       =======     ========

Interest sensitivity gap                   $ 2,125          $(29,460)      $36,478       $25,792
Cumulative interest sensitive gap            2,125           (27,335)        9,143        34,935
As a percentage of total assets               1.11%           -14.25%         4.77%        18.21%

Certain shortcomings are inherent in the method of analysis presented in the foregoing table. For example, although certain assets and liabilities may have similar maturities and periods to repricing, they may react differently to changes in market interest rates. Also, interest rates on assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other assets and liabilities may follow changes in market interest rates. Additionally, certain assets have features that restrict changes in the interest rates of such assets, both on a short-term basis and over the lives of such assets. In the event of a change in market interest rates, prepayments and early withdrawals could cause significant deviation from the stated payments, maturities and repricings.

                        UNITED SECURITY BANCORPORATION

The following table presents the aggregate maturities of loans in each major category of the Banks' loan portfolios at December 31, 1995. Actual maturities may differ from the contractual maturities shown below as a result of renewals and prepayments.


                                                 Aggregate maturities at December 31, 1995
                                              Less than      One to      Over five
             ($ in thousands)                  one year    five years      years       Total
Commercial, financial and agricultural          $29,413      $41,683      $23,702     $ 94,798
Real estate-mortgage                              4,127       13,882        7,039       25,048
Real estate-construction                          6,673        3,412           84       10,169
Consumer                                          2,345        6,526          363        9,234
Other                                             4,508                                  4,508
                                                -------      -------      -------     --------
  Total                                         $47,066      $65,503      $31,188     $143,757
                                                =======      =======      =======     ========

RESULTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 1995 AND 1994

GENERAL. The Company's net income increased 90% to $3,751,000 for the year ended December 31, 1995, from $1,978,000 for the year ended December 31, 1994, primarily as a result of an increase in net interest income attributed to strong loan demand. Earnings increased 17% or $651,000 from life insurance proceeds net of death benefit expense from the death of a key employee.

Return on average assets and equity were 2.10% and 19.39%, respectively, for fiscal 1995, as compared to 1.36% and 18.91%, respectively, for fiscal 1994. Total assets increased 17% to $191,813,000 for the year ended December 31, 1995 from $163,911,000 as of December 31, 1994. Total loans increased 17% to $143,757,000 from $122,765,000 the previous year-end. The increase in loans resulted from an increase in loan demand throughout the two Banks service areas.

Return on assets and equity in 1995 were 1.67% and 15.36%, respectively before the life insurance proceeds described above. Equity was increased
$8.5 million in 1995 from the public offering completed in June. See Liquidity and Capital Resources for further information.

Deposits increased 12% to $163,791,000 as of December 31, 1995 from $146,629,000 the previous year. Noninterest bearing demand deposits increased 12% to $25,643,000 as of December 31, 1995.

NET INTEREST INCOME. The Company's net interest spread was 5.27% in 1995 compared to 5.37% and 4.93% in 1994 and 1993, respectively. The net interest margin to average earning assets was 6.14%, 5.99%, and 5.75% for 1995, 1994, and 1993, respectively. Net interest income increased 29% to $10,042,000 for 1995 from $7,768,000 the previous year.

                        UNITED SECURITY BANCORPORATION

NONINTEREST INCOME AND EXPENSE. Noninterest income, which consists of service charges, commissions, life insurance proceeds, and other fees, increased 67% to $3,765,000 in 1995 compared to $2,258,000 the previous year. All categories were higher in 1995 with life insurance proceeds of $1,030,000 being a significant portion of the increase. Noninterest expense increased 31% to $8,414,000 during 1995 compared to $6,446,000 in 1994. The Banks opened branches in downtown Spokane and in Yakima during 1995, also the mortgage and leasing subsidiaries significantly increased activity during the year. Noninterest expense increased $379,000 due to death benefit expense.

YEARS ENDED DECEMBER 31, 1994 AND 1993

GENERAL. The Company's net income increased 45% to $1,978,000 for the year ended December 31, 1994, from $1,365,000 for the year ended December 31, 1993, primarily as a result of an increase in net interest income attributed to strong loan demand.

Return on average assets and equity were 1.36% and 18.91%, respectively, for fiscal 1994, as compared to 1.17% and 17.20%, respectively, for fiscal 1993. Total assets increased 30% to $163,911,000 for the year ended December 31, 1994 from $125,737,000 as of December 31, 1993. Total loans increased $33,541,000 during the year, while federal funds sold decreased $1,650,000. The increase in loans resulted from an increase in loan demand throughout the two Banks service areas, and in particular, the Spokane service area. The decrease in federal funds sold reflects the utilization of these excess funds throughout the Banks' service areas to meet increased loan demand.

Deposits increased $32,490,000 to $146,629,000, during the year ended December 31, 1994. Noninterest bearing demand deposits increased 8% to $22,917,000 during the year.

NET INTEREST INCOME. The Company's net interest margin was 5.37% in 1994 compared to 4.93% in 1993. The net interest margin to average earning assets was 5.99% and 5.75% for 1995 and 1994, respectively. Net interest income increased 29% to $7,768,000 for 1994 from $6,021,000 the previous year.

NONINTEREST INCOME AND EXPENSE. Noninterest income, which consists of service charges, commissions, life insurance proceeds, and other fees, increased 5% to $2,258,000 in 1994 compared to $2,149,000 the previous year. Noninterest expense increased 9% to $6,446,000 during 1994 compared to $5,918,000 in 1993. The increase in noninterest expense was the result of normal inflationary increases in personnel and occupancy expenses, and start-up costs incurred in connection with the Spokane Valley branch of USB, which opened in September, 1994.

                         UNITED SECURITY BANCORPORATION

LIQUIDITY AND CAPITAL RESOURCES

Management believes that the Company's cash flow will be sufficient to support its existing operations for the foreseeable future. If the Company needs additional liquidity, it would be required to borrow or issue additional securities. The Company's ability to incur indebtedness is limited by government regulations and its ability to service borrowings is dependent upon the availability of dividends from the Banks and nonbank subsidiaries. The payment of dividends by the Banks is subject to limitations imposed by law and governmental regulations.

The Banks may borrow on a short-term basis to compensate for reductions in other sources of funds. Bank borrowings may also be used on a longer-term basis to support expanded lending activities and to match the maturity of repricing intervals of assets.

The Company's total stockholders' equity increased to $24,863,000 at December 31, 1995, from $12,186,000 at December 31, 1994 and $8,643,000 at December 31,
1993. At December 31, 1995, stockholders' equity was 12.96% of total assets, compared to 7.43% at December 31, 1994. At December 31, 1995, the Company held cash and cash-equivalent assets of $15.6 million. At such date, virtually all of the Company's investment securities ($22 million in aggregate amount) were available-for-sale.

The capital levels of the Company and each of the banks currently exceeded applicable regulatory capital guidelines at December 31, 1995. During 1995, the Company issued and sold 1,150,000 million shares of common stock in an underwritten public offering, which yielded net proceeds to the Company after deduction of commissions, selling expenses and related offering costs of $8.5 million. Proceeds from the sale have been allocated among the Company's subsidiaries and is being used to support the growth of the Company and its subsidiaries. Two additional branches were opened in downtown Spokane for United Security Bank and in Yakima, Washington for Home Security Bank. The Company has also expanded its financial services with two of its subsidiaries, USB Leasing and USB Mortgage.

EFFECTS OF INFLATION AND CHANGING PRICES. The primary impact of inflation on the Company's operations is increased asset yields, deposit costs and operating overhead. Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates generally have a more significant impact on a financial institution's performance than the effects of general levels of inflation. Although interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services, increases in inflation generally have resulted in increased interest rates. The effects of inflation can magnify the growth of assets, and if significant, would require that equity capital increase at a faster rate than would otherwise be necessary.

                         UNITED SECURITY BANCORPORATION


ITEM 7. FINANCIAL STATEMENTS

The consolidated financial statements of the Company and its subsidiaries for the years ended December 31, 1995, 1994, and 1993, which have been audited by McFarland and Alton, P.S., are included elsewhere in this report, beginning on page 28. An index to such financial statements appears on page 27.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

During the years ended December 31, 1995, 1994, and 1993, there were no disagreements with McFarland & Alton, P.S. on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to the satisfaction of such firm, would have caused them to make reference to the subject matter of such disagreement in their reports on such financial statements.

                         UNITED SECURITY BANCORPORATION

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

          The information requested by this item is contained in the registrant's 1996 proxy statement, and is incorporated by reference herein.

ITEM 10.  EXECUTIVE COMPENSATION.

          The information requested by this item is contained in the registrant's 1996 proxy statement, and is incorporated by reference herein.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

          The information requested by this item is contained in the registrant's 1996 proxy statement, and is incorporated by reference herein.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

          The information requested by this item is contained in the registrant's 1996 proxy statement, and is incorporated by reference herein.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

          Exhibits.

             21    Subsidiaries of Registrant.  Filed herewith.  See Page 57.

          Reports on Form 8-K. No reports on Form 8-K were filed during the last quarter of the period covered by this report.

                        UNITED SECURITY BANCORPORATION

SIGNATURES

in accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 UNITED SECURITY CORPORATION

                                 By:  /s/ WILLIAM C. DASHIELL
                                    -------------------------------------------
                                          William C. Dashiell, its
                                          President and Chief Executive Officer
                                          Date: March 22, 1996

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



    By:  /s/ DAVID C. BLANKENSHIP                 By:  /s/ CHAD GALLOWAY
       ----------------------------------------      ----------------------------------------
         David C. Blankenship, Director                Chad Galloway, Vice President and
    Date: March 22, 1996                                    Chief Financial Officer
                                                  Date: March 22, 1996

    By:  /s/ ROBERT J. GARDNER                    By:  /s/ KEITH P. SATTLER
       ----------------------------------------      ----------------------------------------
         Robert J. Gardner, Director                   Keith P. Sattler, Director
    Date: March 22, 1996                          Date: March 22, 1996


    By:  /s/ ROBERT J. GOLOB                      By:  /s/  DANN SIMPSON
       ----------------------------------------      ----------------------------------------
         Robert J. Golob, Director                     Dann Simpson, Director
    Date: March 22, 1996                          Date: March 22, 1996


    By:  /s/ STANLEY W. HORTON                    By:  /s/  NORMAN J. TRAAEN
       ----------------------------------------      ----------------------------------------
         Stanely W. Horton, Director                   Norman J. Traaen, Director
    Date: March 22, 1996                          Date: March 22, 1996


    By:  /s/ JAMES L. MOE
       ----------------------------------------
         James L. Moe, Director
    Date: March 22, 1996


                         UNITED SECURITY BANCORPORATION

                               TABLE OF CONTENTS

ACCOUNTANT'S REPORT ON CONSOLIDATED FINANCIAL STATEMENTS . . . . . . . 28

CONSOLIDATED FINANCIAL STATEMENTS
     CONSOLIDATED STATEMENTS OF CONDITION  . . . . . . . . . . . . . . 29
     CONSOLIDATED STATEMENTS OF INCOME . . . . . . . . . . . . . . . . 30
     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY  . . . 31
     CONSOLIDATED STATEMENTS OF CASH FLOWS . . . . . . . . . . . . . . 32 - 33
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  . . . . . . . . . . . 34 - 56

[LOGO] & [LETTERHEAD]

                          INDEPENDENT AUDITOR'S REPORT

Board of Directors and Stockholders
United Security Bancorporation
Spokane, Washington

We have audited the accompanying consolidated statements of financial condition of United Security Bancorporation and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for the years ended December 31, 1995, 1994, and 1993. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of United Security Bancorporation and subsidiaries as of December 31, 1995 and 1994, and the results of its operations, changes in stockholders' equity, and its cash flows for the years ended December 31, 1995, 1994, and 1993, in conformity with generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, the Corporation changed its method of accounting for certain investments in debt and marketable equity securities effective January 1, 1994, to adopt Statement of Financial Accounting Standards No. 115, and its method of accounting for impaired loans effective January 1, 1995, to conform with Statement of Financial Accounting Standards Nos. 114 and 118.

February 17, 1996

                         UNITED SECURITY BANCORPORATION

                      CONSOLIDATED STATEMENTS OF CONDITION
                           DECEMBER 31, 1995 AND 1994
                                ($ in thousands)

                                                                          1995            1994
                           ASSETS
Cash and due from banks                                                 $  7,889        $  7,983
Overnight interest bearing deposits with other banks                       4,337
Federal funds sold                                                         3,355           1,478
                                                                        --------        --------
  Cash and cash equivalents (Note 3)                                      15,581           9,461

Securities available-for-sale (Notes 2 and 4)                             22,036          23,100
Securities held-to-maturity (Notes 2 and 4)                                  365              35

Loans, net of allowance for loan losses of $1,391 in 1995
  and $1,246 in 1994 (Notes 2, 5, 13 and 17)                             141,861         121,081

Accrued interest receivable                                                1,635           1,479
Premises and equipment, net (Notes 6 and 11)                               6,383           5,097
Foreclosed real estate                                                       370             231
Life insurance and salary continuation assets (Note 7)                     2,315           1,913
Other assets (Note 8)                                                      1,267           1,514
                                                                        --------        --------
  TOTAL ASSETS                                                          $191,813        $163,911
                                                                        ========        ========

                        LIABILITIES
Noninterest bearing--demand deposits                                    $ 25,643        $ 22,917
Interest bearing deposits:
  NOW and savings accounts                                                59,044          54,856
  Time, $100,000 and over (Note 9)                                        21,693          15,906
  Other time                                                              57,411          52,950
                                                                        --------        --------
  TOTAL DEPOSITS (Note 17)                                               163,791         146,629

Federal funds purchased                                                                    2,725
Accrued interest payable                                                     580             354
Notes payable (Note 10)                                                                      505
Capital lease obligations (Note 11)                                          767             805
Other liabilities (Note 7)                                                 1,812             707
                                                                        --------        --------
  TOTAL LIABILITIES                                                      166,950         151,725

Commitments and contingencies (Note 11)

          STOCKHOLDERS' EQUITY (Notes 12, 13 and 20)
Common stock, no par, 5,000,000 shares authorized;
  issued and outstanding 1995, 3,332,310
  1994, 1,604,880                                                         20,837          10,202
Retained earnings                                                          4,114           2,552
Net unrealized loss on securities available-for-sale,
  net of tax of $45 in 1995 and $283 in 1994                                 (88)           (548)
Less guaranteed bank loan to Employee Stock
  Ownership Plan (Note 14)                                                                   (20)
                                                                        --------        --------
  TOTAL STOCKHOLDERS' EQUITY                                              24,863          12,186
                                                                        --------        --------
  TOTAL LIABILITIES and STOCKHOLDERS' EQUITY                            $191,813        $163,911
                                                                        ========        ========


        The accompanying notes are an integral part of these statements.

                         UNITED SECURITY BANCORPORATION

                       CONSOLIDATED STATEMENTS OF INCOME
                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
                       ($ in thousands, except per share)

                                                            1996              1994            1993
INTEREST INCOME
  Interest and fees on loans                              $14,976           $11,231          $8,218
  Interest on securities                                    1,647               905           1,180
  Other interest income                                       433               251             233
                                                          -------           -------          ------
    TOTAL INTEREST INCOME                                  17,056            12,387           9,631
                                                          -------           -------          ------
INTEREST EXPENSE
  Interest on deposits                                      6,901             4,427           3,392
  Interest on notes and capital leases                        113               192             218
                                                          -------           -------          ------
    TOTAL INTEREST EXPENSE                                  7,014             4,619           3,610
                                                          -------           -------          ------

    NET INTEREST INCOME                                    10,042             7,768           6,021
Provision for loan losses (Note 5)                            317               585             191
                                                          -------           -------          ------
    NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES     9,725             7,183           5,830
                                                          -------           -------          ------
NONINTEREST INCOME
  Fees and service charges                                    887               758             678
  Insurance commissions                                     1,255             1,160           1,085
  Securities gains/losses                                      53                 4              15
  Life insurance proceeds (Note 7)                          1,030
  Other                                                       540               336             371
                                                          -------           -------          ------
    TOTAL NONINTEREST INCOME                                3,765             2,258           2,149
                                                          -------           -------          ------
NONINTEREST EXPENSE
  Salaries and employee benefits                            4,980             3,875           3,327
  Occupancy expense, net                                      488               268             367
  Equipment expense                                           579               657             517
  Death benefit expense (Note 7)                              379
  Amortization on noncompete agreements                        75               172             172
  FDIC assessments                                            209               291             234
  State business and occupation tax                           251               189             142
  Other operating expense                                   1,453               994           1,159
                                                          -------           -------          ------
    TOTAL NONINTEREST EXPENSE                               8,414             6,446           5,918
                                                          -------           -------          ------

    INCOME BEFORE INCOME TAX EXPENSE                        5,076             2,995           2,060

FEDERAL INCOME TAX EXPENSE (Note 8)                         1,325             1,017             695
                                                          -------           -------          ------
    NET INCOME                                            $ 3,751           $ 1,978          $1,365
                                                          =======           =======          ======

Earnings per common share                                   $1.32             $1.11           $0.87

Weighted average shares outstanding (Notes 12 and 20)   2,844,663         1,776,521       1,577,962

       The accompanying notes are an integral part of these statements.

                         UNITED SECURITY BANCORPORATION

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
                                ($ in thousands)

                                                                                                 Net
                                                                                             Unrealized
                                                               Common Stock       Retained      Gains        ESOP
                                                            Shares       Amount   Earnings    (Losses)    Guarantee   Total

Balances, January 1, 1993                                   449,564     $ 4,412    $ 3,126                  $(125)    $ 7,413

15% stock dividend
  on January 5, 1993 (Note 12)                               66,987       1,105     (1,105)
Redemption of fractional shares                                              (8)                                           (8)
Cash dividends                                                                        (148)                              (148)
ESOP guarantee activity                                                                                        50          50
Net unrealized loss on noncurrent
  marketable equity securities (Note 4)                                                           (29)                    (29)
Net income for 1993                                                                  1,365                              1,365
                                                          ----------    -------    -------      -----       -----     -------
Balances, December 31, 1993                                  516,551      5,509      3,238        (29)        (75)      8,643

January 1, 1994 adoption of SFAS No. 115
  net of taxes of $15 (Note 2)                                                                     29                      29
15% stock dividend
  on January 28, 1994 (Note 12)                               76,897      1,309     (1,309)
Issuance of common stock (Note 12)                           136,306      2,180                                         2,180
Stock split (2 for 1) issued July 15, 1994 (Note 12)         729,754
Redemption of fractional shares                                             (10)                                          (10)
Cash dividends                                                                        (141)                              (141)
ESOP guarantee activity                                                                                        55          55
Net change in unrealized loss on available for sale
  securities, net of taxes (Note 4)                                                              (548)                   (548)
Net income for 1994                                                                  1,978                              1,978
10% stock dividend on February 14, 1995 (Note 12)            145,372      1,214     (1,214)
                                                          ----------    -------    -------      -----       -----     -------
Balances, December 31, 1994                                1,604,880     10,202      2,552       (548)        (20)     12,186

Initial public offering of common stock
  on May 5 and June 4, 1995 (Note 12)                      1,159,000      8,455                                         8,455
10% stock dividend on August 23, 1995 (Note 12)              274,974      2,189     (2,189)
Redemption of fractional shares                                              (9)                                           (9)
ESOP guarantee activity                                                                                        20          20
Net change in unrealized loss on available for sale
  securities, net of taxes (Note 4)                                                               460                     460
Net income for 1995                                                                  3,751                              3,751
10% stock split-up on February 5, 1996 (Note 20)             302,456
                                                          ----------    -------    -------      -----       -----     -------
Balances, December 31, 1995                                3,332,310    $20,837    $ 4,114      $ (88)                $24,863
                                                          ==========    =======    =======      =====       =====     =======

       The accompanying notes are an integral part of these statements

                         UNITED SECURITY BANCORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
                                ($ in thousands)

                                                              1995        1994        1993
CASH FLOWS FROM OPERATING ACTIVITIES
  Interest and fees on loans, leases and investments        $ 16,950    $ 11,982    $  9,818
  Other fees and commissions received                          2,735       2,258       2,149
  Life insurance proceeds                                      1,030
  Interest paid                                               (6,788)     (4,469)     (3,686)
  Cash paid to suppliers and employees                        (7,032)     (6,092)     (5,284)
  Income taxes paid                                           (1,168)     (1,441)       (515)
                                                            --------    --------    --------
      NET CASH PROVIDED BY OPERATING ACTIVITIES                5,727       2,238       2,482
                                                            --------    --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES
  Life insurance and deferred compensation program              (402)     (1,913)
  Securities available-for-sale:
    Maturities                                                 3,535       6,572
    Sales                                                     11,745       2,240
    Purchases                                                (13,570)    (13,075)
  Securities held-to-maturity:
    Purchases                                                   (340)                (14,628)
    Maturities                                                    10         170      11,357
  Net increase in loans and leases                           (21,391)    (33,879)    (21,424)
  Purchases of premises and equipment                         (1,777)     (1,825)       (689)
  Proceeds from sale of premises and equipment                    32           5           2
  Foreclosed real estate activity                                191         333         266
                                                            --------    --------    --------
      NET CASH USED IN INVESTING ACTIVITIES                  (21,967)    (41,372)    (25,116)
                                                            --------    --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase in deposits                                    17,162      32,491      17,018
  Federal funds purchased                                     (2,725)      2,725
  Proceeds from notes payable                                                            898
  Principal payments on notes payable                           (485)       (236)       (871)
  Principal payments on capital lease obligations                (38)        (57)        (76)
  Proceeds from issuance of capital stock                      8,455       2,180
  Cash paid for redemption of fractional shares                   (9)        (10)         (8)
  Cash dividends paid                                                       (141)       (148)
                                                            --------    --------    --------
      NET CASH PROVIDED BY FINANCING ACTIVITIES               22,360      36,952      16,813
                                                            --------    --------    --------

      NET INCREASE (DECREASE) IN CASH AND
        CASH EQUIVALENTS                                       6,120      (2,182)     (5,821)

Cash and cash equivalents at January 1                         9,461      11,643      17,464
                                                            --------    --------    --------
Cash and cash equivalents at December 31                    $ 15,581    $  9,461    $ 11,643
                                                            ========    ========    ========

                         UNITED SECURITY BANCORPORATION

                 YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
                                ($ in thousands)

                                                              1995        1994        1993
RECONCILIATION OF NET INCOME TO NET CASH
  PROVIDED BY OPERATING ACTIVITIES
  Net Income                                                $  3,751    $  1,978    $  1,365
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Provision for loan losses                                    317         585         191
    Depreciation and amortization                                462         433         422
    Amortization of securities premiums                           56         153         281
    Accretion of securities discounts                             (5)        (14)        (30)
    (Gain) loss on sale of premises and equipment                 (4)         (1)          2
    Deferred income taxes                                         34        (132)       (110)
    (Gain) loss on sale of other real estate                     (35)                      9
    (Increase) decrease in assets:
      Accrued interest receivable                               (156)       (544)        (64)
      Other assets                                               (24)         16         147
    Increase (decrease) in liabilities:
      Accrued interest payable                                   226         150         (77)
      Other liabilities                                        1,105        (386)        346
                                                            --------    --------    --------
      NET CASH PROVIDED BY OPERATING ACTIVITIES             $  5,727    $  2,238    $  2,482
                                                            ========    ========    ========
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
  AND FINANCING ACTIVITIES

  Foreclosed real estate acquired in settlement of loans        $326         $66        $146
  Capital lease obligation forgiven in exchange
    for equipment                                                                         10




       The accompanying notes are an integral part of these statements.

                         UNITED SECURITY BANCORPORATION


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF CONSOLIDATION:
The consolidated financial statements include the accounts of United Security Bancorporation (the Corporation) and its wholly-owned subsidiaries, United Security Bank, USB Leasing, Inc., USB Insurance Agencies, Inc., USB Mortgage Company and Home Security Bank, after eliminating all significant intercompany balances and transactions.

NATURE OF BUSINESS:
United Security Bank and Home Security Bank, wholly owned subsidiaries of United Security Bancorporation, are state chartered commercial banks under the laws of the State of Washington, and provide banking services primarily throughout eastern and central Washington. The Corporation and its subsidiaries are subject to competition from other financial institutions, as well as non-financial intermediaries. The Corporation and its subsidiaries are also subject to the regulations of certain federal and state agencies and undergo periodic examinations by those regulatory agencies.

BASIS OF FINANCIAL STATEMENT PRESENTATION:
The financial statements have been prepared in accordance with generally accepted accounting policies. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of certain assets and liabilities as of the date of the statement of financial condition and certain revenues and expenses for the period. Actual results could differ, either positively or negatively, from those estimates.

Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the allowance for loan losses and the valuation of real estate acquired in connection with foreclosures or in the satisfaction of loans. In connection with the determination of the allowance for loan losses and other real estate owned, management obtains independent appraisals for significant properties.

Management believes that the allowances for loan losses and other real estate owned are adequate. While management uses currently available information to recognize losses on loans and other real estate owned, future additions to the allowances may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Corporation's allowance for loan losses and other real estate owned. Such agencies may require the Corporation to recognize additions to the allowances based on their judgments of information available to them at the time of their examination.

SECURITIES AVAILABLE-FOR-SALE
Securities available-for-sale consist of debt and marketable equity securities. Debt securities primarily of obligations of the U.S. government, state governments and domestic corporations. Marketable equity securities consist primarily of mutual funds whose portfolios consist primarily of U.S. Government backed debt securities.

                        UNITED SECURITY BANCORPORATION


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Unrealized holding gains and losses, net of tax, on available-for-sale securities are excluded from earnings and reported as a net amount in a separate component of stockholders' equity until realized. Gains and loses on the sale of available-for-sale securities are determined using the specific-identification method. Premiums and discounts are recognized in interest income using the effective interest method.

SECURITIES HELD-TO-MATURITY:
Securities for which the Bank has the positive intent and ability to hold to maturity are reported at cost, adjusted for premiums and discounts that are recognized in interest income using the effective interest method.

LOANS AND ALLOWANCES FOR LOAN LOSSES:
Loans receivable that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at their outstanding unpaid principal balances reduced by any charge-offs or specific valuation accounts and net of any deferred fees or costs on originated loans, or unamortized premiums or discounts on purchased loans. Net deferred fees or costs are amortized using the interest method over the life of the loan.

Loans are placed in a nonaccrual status when, in the opinion of management, the collection of additional interest is questionable. Thereafter, no interest is taken into income unless received in cash or until such time as the borrower demonstrates the ability to resume payments to principal and interest.
Interest previously accrued but not collected is generally reversed and charged against income at the time the loan is placed on nonaccrual status.

An allowance for probable losses on loans is maintained at a level deemed by management to be adequate to provide for potential loan losses through charges to operating expense. The allowance is based upon a continuing review of loans, which includes consideration of actual net loan loss experience, changes in the size and character of the loan portfolio, identification of individual problem situations which may affect the borrower's ability to repay, and evaluation of current economic conditions. Loan losses are recognized through charges to the allowance.

OTHER REAL ESTATE:
Other real estate comprises properties acquired through a foreclosure proceeding or acceptance of a deed in lieu of foreclosure, and are initially recorded at fair value at the date of foreclosure establishing a new cost basis. After foreclosure, valuations are periodically performed by management and the real estate is carried at the lower of cost or fair value minus estimated costs to sell. Loan losses arising from the acquisition of such property are charged against the allowance for loan losses. An allowance for losses on other real estate is maintained, when necessary, for subsequent valuation adjustments on a specific property basis.

                        UNITED SECURITY BANCORPORATION


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

PREMISES AND EQUIPMENT:
Land is carried at cost. Premises and equipment are stated at cost less accumulated depreciation over estimated useful lives, which range from 3 to 25 years. Depreciation expense is computed using primarily the straight-line method for financial statement purposes. Accelerated depreciation methods are used for federal income tax purposes. Normal costs of maintenance and repairs are charged to expense as incurred.

INTANGIBLES:
Intangible assets acquired in the form of goodwill, customer lists and covenants to not compete are being amortized using the straight-line method over five to eight years.

INCOME TAX:
The Corporation and its subsidiaries file a consolidated federal income tax return. The income tax related to the individual entities is generally computed as if each one had filed a separate tax return and is based on amounts reported in the statements of income (after exclusion of non-taxable permanent differences such as interest on state and municipal securities) and include deferred taxes on temporary differences in the recognition of income and expense for tax and financial statement purposes. Deferred taxes are computed using the asset and liability approach as prescribed in Statement No. 109, Accounting for Income Taxes.

PER SHARE AMOUNTS:
All per share amounts have been calculated on the basis of weighted average number of shares outstanding during each year. All share and per share amounts have been adjusted giving retroactive effect to stock dividends and stock splits.

CASH FLOWS:
For the purposes of presentation in the consolidated financial statements of cash flows, cash and cash equivalents include cash on hand, amounts due from banks, certificates of deposit and bankers acceptances with original maturities of 90 days or less, federal funds sold and overnight deposits with other banks. Generally, federal funds are purchased and sold for one-day periods.

RECLASSIFICATIONS:
Certain reclassifications of December 31, 1994 and 1993 balances have been made to conform with the December 31, 1995 presentation; there were no impact on net income, earnings per share of stockholders' equity.

RECENT ACCOUNTING PRONOUNCEMENTS:
In 1995, the Financial Accounting Standards Board issued Statement No. 123, Accounting for Stock-Based Compensation (FASB #123), which established financial accounting and reporting standards for stock-based employee compensation plans. FASB #123 specifies a fair value based method of accounting for stock-based compensation plans and encourages (but does not require) entitles to adopt that method

                         UNITED SECURITY BANCORPORATION


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

in place of the provisions of APB Opinion 25, Accounting for Stock Issue to Employees. The new standard is effective for the Corporation starting in 1996.

NOTE 2. ACCOUNTING CHANGES

The Corporation adopted the provisions of Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, as of January 1, 1994. Statement No. 115 requires that management determine the appropriate classification of securities at the date of adoption, and thereafter at the date individual investment securities are acquired, and that the appropriateness of such classification be reassessed at each balance sheet date. Since the Corporation does not buy investment securities in anticipation of short-term fluctuations in market prices, the investment of debt and marketable equity securities have been classified as either securities held-to-maturity or securities available-for-sale in accordance with Statement No. 115. The January 1, 1994 balance of stockholders' equity was increased by $29,000 net of the $15,000 related deferred tax effect, to recognize the net unrealized holding gain on securities on that date.

In 1995, the Corporation adopted Statement of Financial Accounting Standards (FASB No. 114, Accounting by Creditors for Impairment of a Loan, as amended by FASB No. 118, Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures. These Standards require that impaired loans be measured to reflect the time value of money or the fair value of collateral. Nonaccrual loans are considered impaired loans and the income recognition for these loans has been previously described in Note 1 of these financial statements. Accruing loans more than 90 days delinquent are also considered impaired loans. Loans classified impaired are evaluated as part of management's allowance for loan loss adequacy review. The fair value of the collateral is evaluated to determine if a specific allowance for loan loss is needed for impaired loans. Note 5 to the consolidated financial statements provides further information regarding impaired loans.

NOTE 3. CASH AND CASH EQUIVALENTS

The Banks are required to maintain cash reserves with the Federal Reserve
Bank. Cash reserve requirements are computed by applying prescribed percentages to various types of deposits. When the Bank's cash reserves are in excess of that required, it may lend the excess to other banks on a daily basis. Conversely, when cash reserves are less than required, the Banks borrow funds on a daily basis. Such reserve requirements at December 31, 1995 and 1994 were approximately $274,000 and $290,000, respectively. The average amounts of federal funds sold and overnight interest bearing deposits with other banks for the years ended December 31, 1995 and 1994, were $4,390,000 and $5,158,000, respectively. Similarly, averages of federal funds purchased were $59,000 and $961,000, for 1995 and 1994, respectively.

                        UNITED SECURITY BANCORPORATION


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4.  DEBT AND EQUITY SECURITIES

Debt and equity securities have been classified in the consolidated statements of financial condition according to management's intent. The amortized cost of securities and their fair values at December 31 were as follows:



                                                         Gross          Gross
December 31, 1995                       Amortized     Unrealized     Unrealized     Fair       Financial
 ($ in thousands)                         Cost           Gains         Losses       Value     Statements
SECURITIES AVAILABLE-FOR-SALE:
U.S. Treasury securities                 $ 1,251          $  1         $  (1)      $ 1,251      $ 1,251
Obligations of federal government
 agencies                                  2,814             1           (15)        2,800        2,800
Mortgage backed securities                13,550            73           (78)       13,545       13,545
Other securities                           4,554            47          (161)        4,440        4,440
                                         -------          ----         -----       -------      -------
  Total                                  $22,169          $122         $(255)      $22,036      $22,036
                                         =======          ====         =====       =======      =======
SECURITIES HELD-TO-MATURITY:
Obligations of states, municipalities
  and political subsidivisions           $   365          $  9                     $   374      $   365
                                         =======          ====         =====       =======      =======

                                                         Gross          Gross
December 31, 1994                       Amortized     Unrealized     Unrealized     Fair
                                          Cost           Gains          Losses     Value        Total
SECURITIES AVAILABLE-FOR-SALE:
U.S. Treasury securities                 $ 2,267          $  6         $ (28)      $ 2,246      $ 2,246
Obligations of federal government
 agencies                                 10,496                        (143)       10,353       10,353
Obligations of states, municipalities
  and political subdivisions                  22            50                          71           71
Mortgage backed securities                 6,861                        (401)        6,460        6,460
Other securities                           4,286             4          (319)        3,970        3,970
                                         -------          ----         -----       -------      -------
  Total                                  $23,932          $ 60         $(891)      $23,100      $23,100
                                         =======          ====         =====       =======      =======

SECURITIES HELD-TO-MATURITY:
Obligations of states, municipalities
  and political subdivisions             $    35          $  1                     $    36      $    35
                                         =======          ====         =====       =======      =======



Securities taxable interest income was $1,567,000, $902,000, and $1,175,000 for 1995, 1994 and 1993, respectively. Securities nontaxable interest income was $13,000, $3,000 and $5,000 for 1995, 1994, and 1993, respectively. Dividend income was $67,000, $60,000, and $95,000 for 1995, 1994, and 1993, respectively.

                         UNITED SECURITY BANCORPORATION


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. DEBT AND EQUITY SECURITIES (CONTINUED)

Securities with an amortized cost of $3,574,000 and $3,068,000 at December 31, 1995 and 1994, respectively, were pledged to secure public deposits for purposes required or permitted by law. Market value of these securities was $3,595,000 and $2,899,000 at December 31, 1995 and 1994, respectively.
Included in other securities are marketable equity securities with amortized costs totaling $2,142,000 and $2,912,000, and market values of $1,982,000 and $2,612,000 at December 31, 1995 and 1994, respectively. Also included in other securities is $1,054,000 in 1995 and $915,000 in 1994 of Federal Home Loan Bank
(FHLB) Stock, which can be sold back to the Federal Home Loan Bank at cost, but is restricted as to purchase and sale based on the level of business activity the Corporation is doing with the FHLB.

Gross realized gains on securities available for sale were $93,000, $24,000, and $27,000 for 1995, 1994, and 1993, respectively. Gross realized losses were $40,000, $20,000, and $12,000 for 1995, 1994, and 1993, respectively.

The contractual scheduled maturity of securities held-to-maturity and securities available-for-sale at December 31, 1995 were as follows:

                                   Held-to-Maturity          Available-for-Sale
                                  Amortized     Fair       Amortized      Fair
     ($ in thousands)               Cost        Value        Cost         Value
Due in one year or less            $ 25         $ 25       $ 5,601      $ 5,434
Due from one year to five years     115          118           803          801
Due from five to ten years          180          185         2,013        2,051
Due after ten years                  45           46           202          205
Mortgage backed securities                                  13,550       13,545
                                   ----         ----       -------      -------
                                   $365         $374       $22,169      $22,036
                                   ====         ====       =======      =======

Expected maturities will differ from contractual maturities because the issues of certain debt securities do have the right to call or prepay their obligations without any penalties.

                         UNITED SECURITY BANCORPORATION


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5.  LOANS AND ALLOWANCE FOR LOAN LOSSES

Loan categories as of December 31, 1995 and 1994 were as follows:

              ($ in thousands)                    1995            1994
Commercial and industrial                       $ 75,011        $ 61,968
Agricultural                                      19,787          16,721
Real estate mortgage                              25,048          24,883
Real estate construction                          10,169           8,126
Installment                                        9,234           7,781
Lease financing                                    1,336
Bank cards and other                               3,172           3,286
                                                --------        --------
  Total loans                                    143,757         122,765
Allowance for loan losses                         (1,391)         (1,246)
Deferred loan fees, net of deferred costs           (505)           (438)
                                                --------        --------
  Net loans                                     $141,861        $121,081
                                                ========        ========

Variable rate loans were $64,324,000 and $58,138,000 as of December 31, 1995 and 1994, respectively. Remaining loans were fixed rate loans. Loans on which the accrual of interest has been discontinued amounted to $777,000 and $775,000 as of December 31, 1995 and 1994, respectively. If interest on nonaccrual loans had been accrued, such income would have been $55,000, $81,000, and $35,000 for 1995, 1994, and 1993, respectively. Interest income on those loans, which is recorded only when received, amounted to $11,000, $52,000, and $56,000 for 1995, 1994, and 1993, respectively.

Changes in the allowance for loan losses are as follows:

          ($ thousands)                  1995            1994           1993
Balance, beginning of year              $1,246          $  802          $692
Provision charged to operations            317             585           191
Loans charged-off                         (190)           (148)          (90)
Recoveries                                  18               7             9
                                        ------          ------          ----
Balance, end of year                    $1,391          $1,246          $802
                                        ======          ======          ====

                         UNITED SECURITY BANCORPORATION


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5.  LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

A summary of loans by contractual maturity as of December 31, 1995 and 1994 is as follows:

        ($ in thousands)                  1995            1994
Maturity within one year                $ 47,066        $ 43,556
One to five years                         65,503          54,932
Over five years                           31,188          24,277
                                        --------        --------
                                        $143,757        $122,765
                                        ========        ========

Impaired loan information as of December 31, 1995:

                ($ in thousands)
Impaired loans with specific allowance for loan losses          $  176
Impaired loans without a specific allowance for loan losses      1,178
                                                                ------
  Total impaired loans                                          $1,354
                                                                ======

Impaired loans allowance for loan losses                        $  104
Average impaired loans                                             956
Interest income on impaired loans                                   31

                         UNITED SECURITY BANCORPORATION


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6. PREMISES AND EQUIPMENT

Major classifications of premises and equipment are summarized as of December 31, 1995 and 1994 as follows:

           ($ in thousands)                                 1995          1994
Premises, including premises under capital lease
  1995 and 1994 $802 (Note 11)                            $ 4,447       $ 3,287
Equipment, including equipment under capital lease,
  1995 $0; 1994 $252 (Note 11)                              2,391         1,762
                                                          -------       -------
                                                            6,838         5,049
Less accumulated depreciation, including accumulated
  amortization on assets under capital lease,
  1995 $201; 1994 $379                                     (2,521)       (2,103)
                                                          -------       -------
                                                            4,317         2,946

Construction in progress (Note 11)                                          355
Land                                                        2,027         1,789
Leasehold improvements                                         39             7
                                                          -------       -------
    Premises and Equipment, net                           $ 6,383       $ 5,097
                                                          =======       =======

NOTE 7. LIFE INSURANCE AND SALARY CONTINUATION PLAN

United Security Bank and Home Security Bank maintain salary continuation plans for the benefit of certain of their directors, executive officers and other key employees. The plans become effective in early 1994 at an initial cost of $1,913,000 and provided for monthly payments to such persons, or their designated beneficiaries, for a period of ten years following retirement at age 65, or death prior to retirement. Amounts payable to eligible participants are determined by reference to such person's salary or directors' fee as of the date of each such person's agreement under the plans.

The plans are generally available to most directors, executive officers and other key employees of the Banks, and vest according to years of service. Persons employed by the Banks for at least six continuous years prior to the effective date of the plans are deemed vested with respect to 20% of the salary continuation benefits available to them, and become vested in an additional 20% of such benefits for each succeeding year of employment thereafter until the employee becomes fully vested. Eligible persons employed by the banks for at least ten continuous years prior to the effective date of the plans are deemed fully vested. The Banks' obligations under the salary continuation plans are funded by prepaid policies of universal life insurance covering the lives of the plan participants. The Banks are the beneficiaries of the life insurance plans.

                         UNITED SECURITY BANCORPORATION


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7. LIFE INSURANCE AND SALARY CONTINUATION PLAN (CONTINUED)

Cash surrender values, salary continuance benefit obligations at age 65, and the recorded liability were as follows:

                                                                                 As of December 31,
                       ($ in thousands)                                         1995            1994

Cash surrender value                                                           $2,315          $1,994
Present value at age 65 of all participants after full vesting is obtained      2,294           1,948
Present value at age 65 of the current fully vested participants                  597             810
Recorded liability for future benefit obligation                                  144

Vested participants are eligible to receive benefits at age 65.

Included in 1995 noninterest income is $1,030,000 of life insurance proceeds received as part of the salary continuation program following the untimely death of an executive officer. Also in 1995, noninterest expense includes $379,000 of death benefit expense, which is payable over a ten year period to the former officers beneficiary as part of the salary continuation program. At December 31, 1995 the unpaid portion of $278,000 and the recorded liability of $144,000 for the future benefit obligation disclosed above have been accrued and are included with other liabilities.

                         UNITED SECURITY BANCORPORATION


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8. FEDERAL INCOME TAXES

The components of federal income tax expense for the years presented are as follows:

        ($ in thousands)                         1995        1994        1993
Current expense                                $1,291      $1,150      $ 805
Deferred tax expense (credit)                      34        (132)      (110)
                                               ------      ------      -----
     Federal income tax expense                $1,325      $1,018      $ 695
                                               ======      ======      =====

The effective tax rate differs from the statutory federal tax rate as follows:

        ($ in thousands)                         1995        1994       1993
Federal income tax at statutory rates          $1,726      $1,009       $701
Effect of tax-exempt life insurance proceeds     (357)
Effect of tax-exempt interest income              (13)         (9)        (8)
Effect of nondeductible expenses and other        (31)         17          2
                                               ------      ------       ----
    Federal income tax expense                 $1,325      $1,017       $695
                                               ======      ======       ====

Significant components of deferred tax assets and liabilities are as follows:

        ($ in thousands)                                     1995       1994
Allowance for loan losses                                   $238       $188
Unrealized losses on available-for-sale securities            45        283
Deferred compensation expense                                 94
Deferred loan fees                                          (153)       149
Lease financing                                              (71)
Other                                                          7
                                                            ----       ----
    Total                                                   $160       $608
                                                            ====       ====

The applicable taxes for securities gains and losses was $18,000, $1,000, and $5,000 for 1995, 1994, and 1993, respectively.

                        UNITED SECURITY BANCORPORATION


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9.  TIME DEPOSIT MATURITIES, $100,000 AND OVER

Maturities for time deposits $100,000 and over are summarized as follows:


                 ($ in thousands)              1995            1994
Maturing one year or less                     $19,641        $10,195
Maturing one year to five years                 2,052          5,711
                                              -------        -------
      Total                                   $21,693        $15,906
                                              =======        =======

NOTE 10.  NOTES PAYABLE

Notes payable consist of the following at December 31, 1995 and 1994:

                 ($ in thousands)                                    1995            1994
Notes payable collateralized by insurance agency subsidiary
assets:

   Notes payable to an individual, payable $2,029 monthly
   including interest at 9.0%, matures May 2002; guaranteed
   by the Bancorporation.                                                            $132

   Note payable to Bank, payable $6,510 monthly including
   interest at Bank's prime plus 1.0% with a floor of 9.5%
   (10.0% at December 31, 1994), matures January 1998;
   guaranteed by the Bancorporation.                                                  353

   Note payable from United Security Bank ESOP to Bank,
   50% guaranteed by the Bancorporation, payable $100,000
   annually plus interest at Bank's prime  (9.5% at
   December 31, 1994) due in full December 1995 (Note 14).                             20

                                                                   -------        -------
  Total                                                                 $0           $505
                                                                   =======        =======

Notes payable as of December 31, 1994 were settled and paid-off during 1995.

NOTE 11.  COMMITMENTS AND CONTINGENTS LIABILITIES

Lease commitments:
During 1990, United Security Bank sold the land and buildings occupied by two of its branches. The Bank has leased the real estate back for a term of 20 years and continues to operate the branches at these same sites. The leases have been treated

                        UNITED SECURITY BANCORPORATION


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11.  COMMITMENTS AND CONTINGENT LIABILITIES (CONTINUED)

as capital leases (Note 6). The associated gain created by this transaction, amount to $358,000, has been deferred and is being amortized using the straight-line method over the term of the lease. This deferred gain is included in other liabilities. At December 31, 1995 and 1994, the deferred gain net of amortization was $279,000 and $298,000, respectively. Amortization of capital leases is included in depreciation expense.

The minimum annual rental commitments on capital and operating leases at December 31, 1995, exclusive of taxes and other charges, are summarized as follows:


                          ($ in thousands)
1996                                              $  171
1997                                                 171
1998                                                 171
1999                                                 171
2000                                                 161
Later years                                        1,370
                                                  ------
Total minimum payments due                         2,215
Less: Amount representing interest                  (761)
                                                  ------
Present value of net minimum lease payments       $1,454
                                                  ======

One of the Banks leases a branch facility under a ten year operating lease with an additional ten year option from a Director. Total rental expense on operating leases amounted to $32,000 for 1995 (Note 17).

Other commitments and contingent liabilities:
The Corporation is a party to financial instruments with off-statement of condition risk in the normal course of business to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit, standby letters of credit and financial guarantees. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the statement of condition. The contract or notional amounts of those instruments reflect the extent of involvement the Corporation has in particular classes of financial instruments.

The Corporation's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit and financial guarantees written is represented by the contractual notional amount of those instruments. The Corporation uses the same credit policies in making commitments and conditional obligations as it does for statement of condition instruments. Unless noted otherwise, the Corporation does not require collateral or other security to support financial instruments with credit risk.

                         UNITED SECURITY BANCORPORATION


NOTE 11. COMMITMENTS AND CONTINGENT LIABILITIES (CONTINUED)

                                                                              Contract or
                                                                            Notional Amount
                           ($ in thousands)                                1995        1994
Financial instruments whose contract amounts represent credit risk:
   Commitments to extend credit                                          $26,936      $14,737
   Standby letters of credit and financial guarantees written              1,441        1,508
   Unused commitments on bankcards                                         4,355        4,106
                                                                         -------      -------
      TOTAL                                                              $32,732      $20,351
                                                                         =======      =======

The Corporation does not anticipate any material losses as a result of the commitments of guarantees.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.
Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expect to expire without being drawn upon, the total commitment amount do not necessarily represent future cash requirements. The Corporation evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained if deemed necessary by the Corporation upon extension of credit is based on management's credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment and income producing commercial properties.

Standby letters of credit and financial guarantees written are conditional commitments issued by the Corporation to guarantee the performance of a customer of a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.

All the Banks' loans, commitments, and commercial and standby letters of credit have been granted to customers in the Banks' market area. As such, significant changes in economic conditions in the State of Washington or within its primary industries could adversely effect the Company's ability to collect loans. Substantially all such customers are depositors of the Bank. The concentrations of credit by type of loan are set forth in Note 5. The Corporation's related party loans and deposits are disclosed in Note 17. The Banks, as a matter of policy, do not extend credit to any single borrower in excess of $2,540,000 and $1,000,000 for United Security Bank and Home Security Bank, respectively.

As of December 31, 1995 the Banks had unused lines of credit of $27,697,000. The lines were available for short-term and long-term borrowings.

                         UNITED SECURITY BANCORPORATION


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12.  CAPITAL STOCK

STOCK SALES:
In 1995 the Corporation completed its initial public offering and sold 1,150,000 shares of common stock with proceeds of $8.5 million. The Common Stock has been approved for quotation on the Nasdaq National Market System under the symbol "USBN". In 1994, the Corporation sold 136,306 shares with proceeds of $2.2 million through a Board of Directors approved private issue.

STOCK SPLITS AND STOCK DIVIDENDS:
In July, 1995; January, 1995; January, 1994; and January, 1993, the Board of Directors declared stock dividends of 10%, 10%, 15%, and 15%, respectively. The Corporation recorded a transfer from retained earnings to common stock for the value of the additional shares issues. Prior to the public offering book value was used to record the transfer. Following the public offering market value on the Board of Directors declaration date was used to determine the amount transferred from retained earnings to common stock. In July, 1994, the Board of Directors approved a 2-for-1 stock split. Accordingly, 729,754 shares of stock were issued. Per share amounts and weighted average shares outstanding have been retroactively adjusted to reflect stock dividends and the stock split (Note 20).

NOTE 13.  RESTRICTIONS ON DIVIDENDS AND LOANS

The Banks are subject to state banking regulations relating to the payment of dividends and the amount of loans that it may extend. Dividends may be paid out of retained earnings provided that it will not bring the total capital below the original capital contribution and that the amount in surplus is equal to or greater than twenty-five percent of the common stock of the Bank. At December 31, 1995 and 1994, the amount of retained earnings of United Security Bank, available for dividends, amounted to $3,201,000 and $1,465,000, respectively. Home Security Bank had $882,000 and $694,000 available for dividends at December 31, 1995 and 1994, respectively.

Certain loans to any person, including liabilities of a firm or association, cannot exceed twenty percent of the capital and surplus of the Bank. Loans that are secured or covered by guarantees, or by commitments or agreements to take over or to purchase the same, made by any federal reserve bank or by the United States, including any corporation wholly owned directly or indirectly by the United States, are not subject to these restrictions. No loans can be made unless the Bank has more than the minimum available funds required by law.

United Security Bancorporation has the full amount of retained earnings available for dividends.

                         UNITED SECURITY BANCORPORATION


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14.  EMPLOYEE STOCK OWNERSHIP PLAN (ESOP) AND PROFIT SHARING 401(K) PLAN

In 1989 United Security Bancorporation adopted an ESOP. An ESOP plan is a form of retirement plan whereby the Corporation receives a deduction for contributions to the Plan and the Plan invests all or a portion of the employer Trust contributions and Trust earnings in stock of the Corporation. The Plan is qualified under Section 401(a) of the Internal Revenue Code as a stock bonus plan. Employees 21 years or older become eligible for participation after 1,000 hours or more of service in a plan year, and benefits fully vest after five years of service. Contributions to the ESOP plan totaled $146,000 and $122,000 for 1995 and 1994, respectively and are based on a percentage of Corporation earnings. Contributions are allocated pro rata based on eligible annual compensation on December 31.

Effective July 1, 1993, the Corporation voted to reinstate the United Security Bancorporation Profit Sharing 401(k) Plan. There were no employer contributions in 1995, 1994 and 1993.

NOTE 15.  STOCK OPTION PLAN

In 1995, the Corporation's Board of Directors adopted a stock option plan, known as the 1995 Incentive Stock Option Plan. The plan provides for the issuance of incentive stock options to key individuals of the Corporation and its subsidiaries, including directors and executive officers. Up to 200,000 shares or 8% of the common stock from time-to-time outstanding, whichever is more, are available for issuance in the form of options under the Plan. The exercise price of an incentive stock option granted under the Plan may not be less than 100% of the fair value of the Corporation's common stock on the date the option is granted, as reported by the NASDAQ Stock Market. A Board of Directors Compensation Committee and an Executive Remuneration Committee were formed to direct the granting of the options.

In November, 1995 100,000 common stock options were granted to identified directors and executive officers at an option price of $12.12 per share. The options were granted for a five year term from the date of option and may be exercised anytime prior to that date, subject to conditions prescribed in the Proxy Statement of the May 24, 1995 Annual Meeting of United Security Bancorportion. The options were granted at the average price between the high and low on the NASDAQ Exchange on the last day of the preceding month, before the date of option. An additional 100,000 shares were maintained for future distribution. No options have been exercised through December 31, 1995.

                         UNITED SECURITY BANCORPORATION


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16.  PARENT COMPANY ONLY STATEMENTS

The following are the condensed statements of condition, income, and cash flows for the parent company only, United Security Bancorporation. These statements are presented using the equity method of accounting; therefore, accounts of the subsidiaries have not been included. Intercompany transactions and balances have not been eliminated. The following information should be read in conjunction with the other notes to the consolidated financial statements.

                      Condensed Statements of Condition
                               ($ in thousands)

                                                        December 31,
                                                     1995         1994
Cash                                                $ 3,375      $   160
Investment securities                                   803
Receivables:
  Bank subsidiaries                                                   23
  Nonbank subsidiaries                                                 2
Investment in and advances to:
  Bank subsidiaries                                  17,748       11,843
  Nonbank subsidiaries                                1,998           96
Premises and equipment                                  905          181
Other assets                                            113          130
                                                    -------      -------
    TOTAL ASSETS                                    $24,942      $12,435
                                                    =======      =======

Accounts payable:
  Bank subsidiaries
  Nonbank subsidiaries                                               115
Income taxes payable                                                  58
Other liabilities                                        79           56
Notes payable                                                         20
Stockholders' equity                                 24,863       12,186
                                                    -------      -------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $24,942      $12,435
                                                    =======      =======

                         UNITED SECURITY BANCORPORATION


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16.  PARENT COMPANY ONLY STATEMENTS (CONTINUED)


                        Condensed Statements of Income
                      ($ in thousands, except per share)


                                                    Years Ended December 31,
                                                  1995        1994        1995
Income:
  Dividends:
    Bank subsidiaries                              $667        $556        $349
    Nonbank subsidiaries                                         23           5
  Other income                                      199          21          18
  Allocation of expenses:
    Bank subsidiaries                                                         9
    Nonbank subsidiaries
                                                 ------      ------      ------
                                                    866         600         381
                                                 ------      ------      ------

  Expenses:
    Salaries and benefits                           513         338         199
    Other operating expenses                        151         111          56
    Depreciation                                     12           3           2
                                                 ------      ------      ------
                                                    676         452         257
                                                 ------      ------      ------
  Income before tax benefit and equity in
    undistributed net income of subsidiaries        190         148         124

  Income tax benefit                                155         151          88

  Income before equity in undistributed net
    income of subsidiaries                          345         299         212
                                                 ------      ------      ------

  Equity in undistributed net income (loss) of:
    Bank subsidiaries                             3,446       1,758       1,296
    Nonbank subsidiaries                            (40)        (79)       (143)
                                                 ------      ------      ------
      NET INCOME                                 $3,751      $1,978      $1,365
                                                 ======      ======      ======

  Net income per common share                     $1.32       $1.11       $0.87
                                                 ======      ======      ======

                         UNITED SECURITY BANCORPORATION


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16.  PARENT COMPANY ONLY STATEMENTS (CONTINUED)

                       Condensed Statements of Cash Flows
                                ($ in thousands)

                                                                       Years Ended December 31,
                                                                 1995            1994            1993
CASH FLOWS FROM OPERATING ACTIVITIES:
  Dividends received from bank and nonbank subsidiaries           $667            $579            $353
  Interest received                                                168               9               6
  Cash paid to suppliers and employees                            (707)           (116)           (811)
  Income tax benefit (expense)                                      97             (65)            105
  Other payments received from subsidiaries                         24              12             371
                                                                ------          ------          ------
    NET CASH PROVIDED BY OPERATING ACTIVITIES                      249             419              24
                                                                ------          ------          ------

CASH FLOWS FROM INVESTING ACTIVITIES
  Investment in and advances to subsidiaries                    (3,941)         (2,134)
  Purchase of investment securities                             (1,204)
  Sale of investment securities                                    401
  Purchase of premises and equipment                              (736)           (181)
                                                                ------          ------          ------
    NET CASH (USED) BY INVESTING ACTIVITIES                     (5,480)         (2,315)              0
                                                                ------          ------          ------

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of capital stock                                      8,455           2,180
  Cash paid for redemption of fractional shares                     (9)            (10)             (8)
  Cash dividends paid                                                             (141)           (148)
                                                                ------          ------          ------
    NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES             8,446           2,029            (156)
                                                                ------          ------          ------
    NET INCREASE (DECREASE) IN CASH                              3,215             133            (132)
CASH, beginning of year                                            160              27             159
                                                                ------          ------          ------
CASH, end of year                                               $3,375            $160             $27
                                                                ======          ======          ======

RECONCILIATION OF NET INCOME TO NET CASH
  PROVIDED BY OPERATING ACTIVITIES
  Net income                                                    $3,751          $1,978          $1,365
  Adjustments to reconcile net income to cash provided
    by operating activities:
  Equity in undistributed net income of subsidiaries            (3,406)         (1,679)         (1,153)
  Depreciation                                                      12               3               2
  (Increase) decrease in assets:
    Receivables                                                     25             690            (521)
    Other assets                                                    17             (58)            (36)
  Increase (decrease) in liabilities:
    Accounts payable                                              (115)           (299)            350
    Income taxes payable                                           (58)           (216)             17
    Other liabilities                                               23
                                                                ------          ------          ------
NET CASH PROVIDED BY OPERATING ACTIVITIES                         $249            $419             $24
                                                                ======          ======          ======

SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITY
  Guarantee of debt for ESOP                                                       $20             $75
                                                                                ======          ======

                         UNITED SECURITY BANCORPORATION


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17. RELATED PARTY TRANSACTIONS

LOANS TO RELATED PARTIES:
Loans to the Corporation's officers and directors are on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than normal risk of collectibility. The aggregate dollar amount of these loans was approximately $7,976,000 and $4,846,000 at December 31, 1995 and 1994,
respectively. During 1995, $11,082,000 of new or renewed related party loans were made and repayments and adjustments totaled $7,952,000.

DEPOSITS FROM RELATED PARTIES:
Deposits from related parties totaled $4,118,000 and $2,077,000 at December 31, 1995 and 1994, respectively.

PAYMENTS TO RELATED PARTIES:
Fees paid to a Director for professional services totaled $11,000, $10,000, and $18,000 for the years ended December 31, 1995, 1994, and 1993, respectively.

Building lease rent of $32,000 was paid to a Director in 1995.

Construction expenses paid to related parties totaled $4,000, $31,000, and $22,000 for the years ended December 31, 1995, 1994, and 1993, respectively.

A note payable to a Director for $132,000 was paid off during 1995 (Note 10).

INSURANCE COVENANTS AND COMMISSIONS PAID TO RELATED PARTIES:
Payments made to a Director under a contract payable for covenants not to compete amounted to $0, $48,000, and $224,000 for the years ended December 31, 1995, 1994, and 1993, respectively. Commissions of $36,000 and $111,000 for 1995 and 1994, respectively, were received by USB Insurance related to the purchase of life insurance plans on directors and officers of the Banks.

                         UNITED SECURITY BANCORPORATION


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18.  FAIR VALUE OF FINANCIAL INSTRUMENTS

The Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments" (FASB 107), requires disclosure of fair value information about financial instruments, which it is practicable to estimate fair value. As defined by FASB 107, financial instruments include the categories listed below. It does not include the value of property, plant and equipment and intangible assets such as customer relationships and core deposit intangibles.

The following table summarizes carrying amounts, estimated fair values, and assumptions used by the Corporation to estimated fair value as of December 31, 1995:

                                                                                            Estimated
                                        Assumptions Used in                     Carrying      Fair
   ($ in thousands)                    Estimating Fair Value                     Amount       Value
   ----------------              --------------------------------------         --------    ---------
FINANCIAL ASSETS:
Cash and due from banks          Equal to carrying value                        $  7,889    $  7,889
Federal funds sold               Equal to carrying value                           3,355       3,355
Overnight interest bearing
  deposits with other banks      Equal to carrying value                           4,337       4,337
Securities available-for-sale    Quoted market prices                             22,036      22,036
Securities held-to-maturity      Quoted market prices                                365         374
Loans                            Discounted expected future cash flows,
                                   net of allowance for loan losses              141,861     143,398
FINANCIAL LIABILITIES:
Deposits                         Fixed-rate certificates of deposit:
                                   Discounted expected future cash flows
                                 All other deposits: Equal to carrying value     163,791     163,992
Capital lease obligations        Discounted expected future cash flows               767         972

OFF-STATEMENT OF CONDITION
  LIABILITIES:
Commitments (Note 11)            Equal to face value                                          32,732

                         UNITED SECURITY BANCORPORATION


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19. REGULATORY MATTERS

The Banks are subject to various regulatory capital requirements administered by the federal banking agencies. The FDIC measures the Banks capital using a leverage limit together with certain risk-based ratios. The FDIC requires most banks it regulates to maintain a minimum leverage ratio, defined as core (Tier
1) capital divided by total regulatory assets of at least 4 to 5 percent. it also requires total capital of at least 8 percent of risk-weighted assets; and Tier 1 capital of at least 4 percent of risk-weighted assets. Failure to meet minimum capital requirements can initiate certain mandatory actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements.

FDICIA created a statutory framework that increased the importance of meeting capital requirements. FDICIA established five capital categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. An institution's category depends upon where its capital levels are in relation to relevant capital measures, which include a risk-based capital measure, a leverage ratio capital measure and certain other factors. The FDIC has adopted new regulations which implement this statutory framework. In order to be well capitalized a bank must have a ratio of total capital to risk-weighted assets of 10 percent, a ratio of Tier 1 capital to risk-weighted assets of 6 percent, and a leverage ratio of Tier 1 capital to risk-weighted assets of 5 percent. In order to be adequately capitalized an institution must have ratios of 8, 4, and 4 percent as described above, respectively.

                                                        As of December 31,

              ($ in thousands)                         1995           1994

               UNITED SECURITY BANK
Total capital                                         $12,630        $ 8,021

Total capital to risk weighted assets                   13.13%         10.40%
Tier 1 capital to risk weighted assets                  12.16%          9.34%
Leverage ratio to risk weighted assets                  10.13%          8.38%

               HOME SECURITY BANK
Total capital                                         $ 5,119        $ 3,823

Total capital to risk weighted assets                   11.92%         11.75%
Tier 1 capital to risk weighted assets                  12.79%         10.94%
Leverage ratio to risk weighted assets                   8.83%          8.44%

As of December 31, 1995 United Security Bank and Home Security Bank were considered well capitalized.

                         UNITED SECURITY BANCORPORATION


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 20. SUBSEQUENT EVENTS

STOCK SPLIT-UP
The Corporation's Board of Directors declared a 10% common stock dividend in the form of a split-up on January 12, 1996 to shareholders of record on January 29, 1996. The stock was issued on February 5, 1996. A cash payment of $7,000 was paid for fractional shares based on the closing price on the Board stock dividend declaration date. The number of shares outstanding have been restated at December 31, 1995 to reflect the subsequent issuance of stock. All weighted average shares outstanding and per share amounts have also been retroactively restated. The intent of the stock split-up was to obtain a reduction in the unit market price of shares and to obtain wider distribution and improved marketability of the stock. No transfer from retained earnings to capital stock was recorded.

BORROWING
Near the end of January, 1996, United Security Bancorporation borrowed $2.6 million for five years to complete the transfer of Bank real estate to the Parent Company. The debt provides for monthly payments of $23,000 including interest at 8.75%. The debt reprices annually at prime plus .25%.