Form 10QSB
period 1996-03-31
UNITED SECURITY BANCORPORATION
filed 1996-05-01
CIK 726990

U.S. SECURITIES AND EXCHANGE COMMISSION
                         Washington, DC 20549

                              FORM 10-QSB

(Mark One)

(  X  )    Quarterly report under Section 13 or 15 (d) of
the Securities
           Exchange Act of 1934

           For the quarterly period ended March 31, 1996

(      )  Transition report under Section 13 or 15 (d) of
the Exchange
          Act

          For the transition period from             to

Commission file number 000 - 18561



                    UNITED SECURITY BANCORPORATION
     (Exact Name of Small Business Issuer as Specified in
Its Charter)

          Washington                    91-1259511
     (State or Other Jurisdiction of     (I.R.S. Employer
      Incorporation or Organization)      Identification
No.)

          9506 North Newport Highway, Spokane, WA 99218-1200
               (Address of Principal Executive Offices)

                             (509) 467-6949
               (Issuer's Telephone Number, Including Area
Code)



Check whether the issuer: (1) filed all reports required to
be filed by Section 13 or 15 (d) of the Exchange Act during
the past 12 months (or for such shorter period that the
registrant was required to file such reports), and (2) has
been subject to such filing requirements for the past 90
days.
Yes      X       No


The issuer has one class of capital stock, that being common stock. On May 1, 1996, there were 3,332,310 shares of such stock outstanding.

                      UNITED SECURITY BANCORPORATION

                      QUARTERLY REPORT ON FORM 10-QSB

                            March 31, 1996

                          Table of Contents

Page
Part I        Financial Information

     Item 1.  Financial Statements

              Consolidated Statements of Condition - March
31, 1996
              and December 31, 1995 . . . . . . . . . . . .
 . . .   3

              Consolidated Statements of Income - Three
Months Ended
              March 31, 1996 and 1995 . . . . . . . . . . .
 . . .   4

              Consolidated Condensed Statements of Cash
Flows -
              Three Months Ended March 31, 1996 and 1995  .
 . . .   5

              Notes to Consolidated Financial Statements  .
 . . .   6-7

     Item 2.  Management's Discussion and Analysis or Plan
of
              Operation . . . . . . . . . . . . . . . . . .
 . . .   8-9

Part II       Other Information

     Item 6.  Exhibits and Reports on Form 8-K  . . . . . .
 . . .   10

Signatures  . . . . . . . . . . . . . . . . . . . . . . . .
 . . .   11

                        UNITED SECURITY BANCORPORATION
                     CONSOLIDATED STATEMENTS OF CONDITION
                            ($ in thousands)

                                                March 31,
December 31,
                                                  1996
1995
                ASSETS
(Audited)
Cash and due from banks                       $   7,254    $
7,889
Overnight interest bearing deposits with
  other banks                                    10,043
4,337
Federal funds sold                                5,810
3,355
                                              ---------    -
- --------
  Cash and cash equivalents                      23,107
15,581
Securities available-for-sale (Note 2)           22,499
22,036
Securities held-to-maturity (Note 2)                631
365
Loans, net of allowance for loan losses of
  $1,465 in 1996 and $1,391 in 1995
  (Notes 3 and 4)                               152,047
141,861

Accrued interest receivable                       1,862
1,635
Premises and equipment, net                       6,356
6,383
Foreclosed real estate                              351
370
Life insurance and salary continuation assets     2,343
2,315
Other assets                                      1,196
1,267
                                              ---------    -
- --------
  Total Assets                                $ 210,392    $
191,813
                                              =========
=========
              LIABILITIES
DEPOSITS
  Noninterest bearing - demand deposits        $ 27,283    $
25,643
  Interest bearing:
    NOW and savings accounts                     66,141
59,044
    Time, $100,000 and over                      21,283
21,693
    Other time                                   64,268
57,411
                                              ---------    -
- --------
TOTAL DEPOSITS                                  178,975
l63,791

Accrued interest payable                            627
580
Note payable (Note 5)                             2,523
Capital lease obligations                           763
767
Other liabilities                                 2,037
1,812
                                              ---------    -
- --------
TOTAL LIABILITIES                               184,925
166,950
           STOCKHOLDERS' EQUITY
Common stock, no par, 5,000,000 shares
  authorized; issued and outstanding 3,332,310   20,830
20,837
Retained earnings                                 4,953
4,114
Net unrealized loss on securities available-
  for-sale, net of tax of $162 in 1996 and
  $45 for 1995                                     (316)
(88)
                                              ---------    -
- --------
TOTAL STOCKHOLDERS' EQUITY                       25,467
24,863
                                              ---------    -
- --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $ 210,392    $
191,813
                                              =========
=========

The accompanying notes are an integral part of these statements.

                    UNITED SECURITY BANCORPORATION
                   CONSOLIDATED STATEMENTS OF INCOME
               THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                   ($ in thousands, except per share)

                                                1996
1995
INTEREST INCOME
  Interest and fees on loans and leases       $ 4,278      $
3,338
  Interest on securities                          386
338
  Other interest income                           140
95
                                              -------      -
- ------
TOTAL INTEREST INCOME                           4,804
3,771
                                              -------      -
- ------
INTEREST EXPENSE
  Interest on deposits                          1,860
1,650
  Interest on notes and capital leases             62
37
                                              -------      -
- ------
TOTAL INTEREST EXPENSE                          1,922
1,687
                                              -------      -
- ------
NET INTEREST INCOME                             2,882
2,084
  Provision for loan losses (Note 4)              146
142
                                              -------      -
- ------
NET INTEREST INCOME AFTER PROVISION FOR
  LOAN LOSSES                                   2,736
1,942
                                              -------      -
- ------
NONINTEREST INCOME
  Fees and service charges                        199
186
  Insurance commissions                           303
320
  Securities gains/losses                          51
12
  Other                                           166
152
                                              -------      -
- ------
TOTAL NONINTEREST INCOME                          719
670
                                              -------      -
- ------
NONINTEREST EXPENSE
  Salaries and employee benefits                1,418
927
  Occupancy expense, net                          154
77
  Equipment expense                               191
111
  Amortization on noncompete agreements             6
43
  FDIC assessments                                  1
89
  State business and occupation tax                67
57
  Other operating expense                         316
405
                                              -------      -
- ------
TOTAL NONINTEREST EXPENSE                       2,153
1,709
                                              -------      -
- ------
INCOME BEFORE TAXES                             1,302
903

FEDERAL INCOME TAX EXPENSE                        463
361
                                              -------      -
- ------
NET INCOME                                    $   839      $
542
                                              =======
=======
Earnings per common share                     $   .25      $
 .28

Weighted average shares outstanding         3,332,310
1,940,810

The accompanying notes are an integral part of these statements.

                      UNITED SECURITY BANCORPORATION
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                   YEAR-TO-DATE MARCH 31, 1996 AND 1995
                             ($ in thousands)

                                                1996
1995
    Increase in Cash and Cash Equivalents
Net income                                   $   839      $
542
Cash flows from operating activities:
  Provision for loan losses                      146
142
  Depreciation and amortization                  127
72
  Amortization of investment securities
(30)
(Increase)/decrease in assets and liabilities
  Accrued interest receivable                   (227)
(1)
  Other assets                                   (29)
190
  Deferred loan fees                             (49)
(14)
  Accrued interest payable                        47
134
  Other liabilities                              225
307
                                             -------      --
- -----
Net cash provided by operating activities      1,079
1,342
                                             -------      --
- -----
Cash flows from investing activities:
  Investment securities:
    Maturities                                 2,332
1,010
    Sales                                      3,306
1,039
    Purchases                                 (6,595)
(1,388)
  Net increase in loans and leases           (10,211)
(3,285)
  Purchases of premises and equipment           (100)
(246)
  Foreclosed real estate activity                 19
69
                                             -------      --
- -----
Net cash provided by investing activities    (11,249)
(2,801)
                                             -------      --
- -----
Cash flows from financing activities:
  Net increase in deposits                    15,184
3,893
  Federal funds purchased
(1,065)
  Proceeds from notes payable                  2,531
  Principal payments on notes payable             (8)
(14)
  Principal payments on capital lease
    obligations                                   (4)
(24)
  Cash paid for redemption of fractional
    shares                                        (7)
                                             -------      --
- -----
Net cash provided by financing activities     17,696
2,790
                                             -------      --
- -----
Net increase/(decrease) in cash and
  cash equivalents                             7,526
1,331
Cash and cash equivalents, beginning of year  15,581
9,461
                                             -------      --
- -----
Cash and cash equivalents, end of quarter    $23,107
$10,792
                                             =======
=======

The accompanying notes are an integral part of these statements.

                      UNITED SECURITY BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  Management Statement

In the opinion of the Company, the accompanying audited and unaudited Consolidated Financial Statements present fairly the financial position of the Company as of March 31, 1996, December 31, 1995, and March 31, 1995, and the results of operations and the changes in financial position for the three month period ended March 31, 1996 and 1995.

NOTE 2.  Investment Securities

Most of the investment securities are classified as available-for-sale and are stated at fair value, and unrealized holding gains and losses, net of related deferred taxes, are reported as a separate component of stockholders' equity. Gains or losses on available-for-sale securities sales are reported as part of noninterest income based on the net proceeds and the adjusted carrying amount of the securities sold, using the specific identification method. Carrying amount and fair values at March 31, 1996 and December 31, 1995 were as follows:

                                           1996
1995
                                    Amortized   Fair
Amortized   Fair
          ($ in thousands)             Cost    Value
Cost      Value
Securities available-for-sale:
U.S. Treasury securities                                $
1,251  $ 1,251
Obligations of federal government
  agencies                            $ 4,125  $ 4,103
2,814    2,800
Mortgage backed securities             11,419   11,403
13,550   13,545
Obligations of states, municipalities
  and political subdivisions            3,246    3,004
Other securities                        4,187    3,989
4,554    4,440
                                      -------  -------  ----
- ---  -------
  Total                               $22,977  $22,499
$22,169  $22,036
                                      =======  =======
=======  =======
Securities held-to-maturity:
Obligations of states, municipalities
  and political subdivisions          $   631      626  $
365  $   374
                                      =======  =======
=======  =======

                     UNITED SECURITY BANCORPORATION
NOTE 3.  LOANS

Loan detail by category as of March 31, 1996 and December
31, 1995 were as follows:

            ($ in thousands)                    1996
1995

(Audited)
Commercial and industrial                    $ 80,103
$ 75,011
Agricultural                                   22,629
19,787
Real estate mortgage                           28,210
25,048
Real estate construction                        8,783
10,169
Installment                                     9,393
9,234
Lease financing                                 1,853
1,336
Bank cards and other                            2,997
3,172
                                             --------
- --------
  Total loans                                 153,968
143,757
Allowance for loan losses                      (1,465)
(1,391)
Deferred loan fees, net of deferred costs        (456)
(505)
                                             --------
- --------
  Net loans                                  $152,047
$141,861
                                             ========
========

NOTE 4.  ALLOWANCE FOR LOAN LOSSES

The allowance for loan loss is maintained at levels considered adequate by management to provide for possible loan losses. The allowance is based on management's assessment of various factors affecting the loan portfolio, including problem loans, business conditions and loss experience, and an overall evaluation of the quality of the underlying collateral. Changes in the allowance for loan loss during the three months ended March 31, 1996 and 1995 were as follows:

               ($ in thousands)                   1996
1995
Balance, beginning of period                     $1,391
$1,246
Provision for loan losses                           146
142
Loan charge-offs                                    (73)
(27)
Loan recoveries                                       1
2
                                                 ------
- ------
Balance, end of period                           $1,465
$1,363
                                                 ======
======

NOTE 5.  NOTE PAYABLE

Note payable as of March 31, 1996 was a borrowing by United Security Bancorporation from a bank for five years to complete the sale of Bank real estate to the Parent Company. The debt provides for monthly payments of $23,000 including interest at 8.75%. The debt reprices annually at prime plus
 .25%.

                        UNITED SECURITY BANCORPORATION

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
OPERATION

A performance summary and detailed discussion regarding the results for first quarter results in 1996 and 1995 are contained on the following page.

              UNITED SECURITY BANCORPORATION AND
SUBSIDIARIES
                           PERFORMANCE SUMMARY

                                           Three Months
Ended March 31,

%
             ($ in thousands)                1996       1995
Change
Interest income                            $4,804     $3,771
27.4%
Interest expense                            1,922      1,687
13.9%
                                           ------     ------
- -----
Net interest income                         2,882      2,084
38.3%

Provision for loan losses                     146        142
2.8%
                                           ------     ------
- -----
Net interest income after provision for
  loan losses                               2,736      1,942
40.9%

Noninterest income                            719        670
7.3%
Noninterest expense                         2,153      1,709
26.0%
                                           ------     ------
- -----
Income before income taxes                  1,302        903
44.2%

Income taxes                                  463        361
28.3%
                                           ------     ------
- -----
Net income                                 $  839     $  542
54.8%
                                           ======     ======
=====
Earnings per share                         $  .25     $  .28
(9.8%)

Average shares outstanding              3,332,310  1,940,810
71.7%

                         UNITED SECURITY BANCORPORATION

Results of Operations

The results of operations include the consolidated results of operations for United Security Bancorporation and its wholly-owned subsidiaries (Corporation), United Security
Bank, Home Security Bank, USB Insurance Agencies, Inc., USB
Mortgage Company and USB Leasing, Inc. This information should be read in conjunction with the financial statements and related notes appearing in this report.

United Security Bancorporation and its subsidiaries reported net income of $839,000 for the first three months of 1996 compared to $542,000 for the same period in 1995. Earnings per share were $.25 and $.28, respectively. Per share results for 1996 and 1995 are not directly comparable. In May and June, 1995, United Security Bancorporation sold 1,150,000 shares of stock in its initial public offering. Net income grew 54.8% in 1996 compared to 1995, while average outstanding shares grew by 71.7%.

Net Interest Income

Net interest income grew 38.3% to $2,882,000 in 1996 compared to $2,084,000 in 1995. The increase is primarily the result of loan growth and interest earning assets growth. Total loans grew 7.1% to $153,968,000 during the first quarter. Total earning assets grew 11% to $192,415,000 during first quarter 1996.

Provision for Loan Losses

The allowance for loan losses represents management's recognition of risks in the loan and lease portfolio. The allowance for loan losses grew to $1,465,000 as of March 31, 1996, which is .95% of loans and leases outstanding.

Noninterest Income

Noninterest income increased by 7.3% to $719,000 for first quarter 1996. This compares to $670,000 for first quarter 1995. Each category of income was higher than 1995 with the exception of insurance commissions, which was 5.3% lower than 1995.

Noninterest Expense

Noninterest expense increased by 26.0% in 1996 reflecting the opening of two new Bank branches in Downtown Spokane and Yakima, Washington for United Security Bank and Home Security Bank, respectively. USB Mortgage and USB Leasing have also significantly increased their activity and expenses, while improving the net profitability of the Corporation.

Federal Income Tax Expense

Reflecting the increase in Corporation profitability, federal income tax expense increased by 28.3% comparing 1996 tax expense to 1995.

                     UNITED SECURITY BANCORPORATION

                                Part II

                          Other Information

Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits and Reports on Form 8-K.

          None in first quarter 1996.

                        UNITED SECURITY BANCORPORATION

                               Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    UNITED SECURITY
BANCORPORATION



                                    /s/ William C. Dashiell
                                    William C. Dashiell,
President and
                                    Chief Executive Officer


Date:     May 1, 1996                   /s/ Chad Galloway
                                    Chad Galloway, Vice
President and
                                    Chief Financial Officer