Form 10QSB
period 1996-06-30
UNITED SECURITY BANCORPORATION
filed 1996-07-17
CIK 726990

U.S. SECURITIES AND EXCHANGE COMMISSION
                         Washington, DC 20549

                              FORM 10-QSB

(Mark One)

(  X  )    Quarterly report under Section 13 or 15 (d) of the
Securities
           Exchange Act of 1934

           For the quarterly period ended June 30, 1996

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


The issuer has one class of capital stock, that being common stock. On July 17, 1996, there were 3,348,030 shares of such stock outstanding.

                      UNITED SECURITY BANCORPORATION

                   INDEX QUARTERLY REPORT ON FORM 10-QSB

                            June 30, 1996

                          Table of Contents

Page
Part I        Financial Information

     Item 1.  Financial Statements

              Consolidated Statements of Condition - June 30, 1996
              and December 31, 1995 . . . . . . . . . . . . . . .
3

              Consolidated Statements of Income - Three Months and
              Six Months Ended June 30, 1996 and 1995 . . . . . .
4

              Consolidated Condensed Statements of Cash Flows -
              Six Months Ended June 30, 1996 and 1995 . . . . . .
5

              Notes to Consolidated Financial Statements  . . . .
6-7

     Item 2.  Management's Discussion and Analysis or Plan of
              Operation . . . . . . . . . . . . . . . . . . . . .
8-9

Part II       Other Information

     Item 4.  Submission of Matters to a Vote of Security-Holders
10

     Item 6.  Exhibits and Reports on Form 8-K  . . . . . . . . .
10

Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . .
11

Exhibit . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
12

               UNITED SECURITY BANCORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CONDITION

                                               June 30,    December
31,
            ($ in thousands)                     1996         1995
                ASSETS
(Audited)
Cash and due from banks                       $   8,254    $
7,889
Overnight interest bearing deposits with
  other banks                                     3,772
4,337
Federal funds sold                                3,785
3,355
                                              ---------    --------
- -
  Cash and cash equivalents                      15,811
15,581
Securities available-for-sale (Note 2)           18,289
22,036
Securities held-to-maturity (Note 2)                606
365
Loans, net of allowance for loan losses of
  $1,570 in 1996 and $1,391 in 1995
  (Notes 3 and 4)                               166,407
141,861
Accrued interest receivable                       1,953
1,635
Premises and equipment, net                       6,293
6,383
Foreclosed real estate                              493
370
Life insurance and salary continuation assets     2,550
2,315
Other assets                                      1,183
1,267
                                              ---------    --------
- -
TOTAL ASSETS                                  $ 213,585    $
191,813
                                              =========
=========
              LIABILITIES
Noninterest bearing - demand deposits          $ 28,438    $
25,643
Interest bearing:
    NOW and savings accounts                     71,564
59,044
    Time, $100,000 and over                      23,748
21,693
    Other time                                   57,689
57,411
                                              ---------    --------
- -
TOTAL DEPOSITS                                  181,439
l63,791

Accrued interest payable                            603
580
Note payable (Note 5)                             2,511
Capital lease obligations                           759
767
Other liabilities                                 1,873
1,812
                                              ---------    --------
- -
TOTAL LIABILITIES                               187,185
166,950
           STOCKHOLDERS' EQUITY
Common stock, no par, shares authorized
  15,000,000 in 1996 and 5,000,000 in 1995,
  issued and outstanding 3,348,030 in 1996
  and 3,332,310 in 1995                          21,048
20,837
Retained earnings                                 5,893
4,114
Net unrealized loss on securities available-
  for-sale, net of tax of $330 in 1996 and
  $45 for 1995                                     (541)
(88)
                                              ---------    --------
- -
TOTAL STOCKHOLDERS' EQUITY                       26,400
24,863
                                              ---------    --------
- -
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $ 213,585    $
191,813
                                              =========
=========

The accompanying notes are an integral part of these statements.

            UNITED SECURITY BANCORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF INCOME
                  ($ in thousands, except per share)

                                        Three Months Ended
                                            June 30,          Year-
To-Date
                                          1996      1995      1996
1995
INTEREST INCOME
  Interest and fees on loans and leases $ 4,616   $ 3,593   $ 8,857
$6,976
  Interest on securities                    305       420       691
759
  Other interest income                     114        70       254
165
                                        -------   -------   -------
- ------
TOTAL INTEREST INCOME                     5,035     4,083     9,802
7,900
                                        -------   -------   -------
- ------
INTEREST EXPENSE
  Interest on deposits                    1,898     1,744     3,758
3,394
  Interest on notes and capital leases       79        36       141
73
                                        -------   -------   -------
- ------
TOTAL INTEREST EXPENSE                    1,977     1,780     3,899
3,467
                                        -------   -------   -------
- ------
NET INTEREST INCOME                       3,058     2,303     5,903
4,433
  Provision for loan losses (Note 4)        121        29       267
171
                                        -------   -------   -------
- ------
NET INTEREST INCOME AFTER PROVISION FOR
  LOAN LOSSES                             2,937     2,274     5,636
4,262
                                        -------   -------   -------
- ------
NONINTEREST INCOME
  Fees and service charges                  297       220       549
429
  Insurance commissions                     320       303       632
630
  Securities gains/losses                     2        21        53
33
  Life insurance proceeds                           1,030
1,030
  Other                                     117       211       247
300
                                        -------   -------   -------
- ------
TOTAL NONINTEREST INCOME                    736     1,785     1,481
2,422
                                        -------   -------   -------
- ------
NONINTEREST EXPENSE
  Salaries and employee benefits          1,485     1,336     2,900
2,387
  Occupancy expense, net                    151       109       297
202
  Equipment expense                         177       152       368
306
  Death benefit expense                               379
379
  Amortization on noncompete agreements       6        43        12
64
  FDIC assessments                            1        89         2
178
  State business and occupation tax          68        57       135
124
  Other operating expense                   449       292       765
539
                                        -------   -------   -------
- ------
TOTAL NONINTEREST EXPENSE                 2,337     2,457     4,479
4,179
                                        -------   -------   -------
- ------
INCOME BEFORE TAXES                       1,336     1,602     2,638
2,505
FEDERAL INCOME TAX EXPENSE                  396       338       859
700
                                        -------   -------   -------
- ------
NET INCOME                              $   940   $ 1,264   $ 1,779
$1,805
                                        =======   =======   =======
======
Earnings per common share               $   .28   $   .46   $   .53
$  .77
Weighted average shares outstanding   3,337,948 2,752,574 3,335,144
2,348,934

The accompanying notes are an integral part of these statements.
             UNITED SECURITY BANCORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                   YEAR-TO-DATE JUNE 30, 1996 AND 1995
                             ($ in thousands)

                                                1996         1995
    Increase in Cash and Cash Equivalents
Net income                                   $ 1,779      $ 1,805
Cash flows from operating activities:
  Provision for loan losses                      267          171
  Depreciation and amortization                  270          205
  Amortization of investment securities           19           49
(Increase)/decrease in assets and liabilities
  Accrued interest receivable                   (318)        (109)
  Other assets                                  (239)        (145)
  Deferred loan fees                              51           24
  Accrued interest payable                        23          193
  Other liabilities                               61        1,553
                                             -------      -------
Net cash provided by operating activities      1,913        3,746
                                             -------      -------
Cash flows from investing activities:
  Investment securities:
    Maturities                                 5,644        2,010
    Sales                                      4,525        2,579
    Purchases                                 (7,135)     (11,254)
  Net increase in loans and leases           (24,776)      (9,908)
  Purchases of premises and equipment           (189)        (983)
  Proceeds from sales of equipment                 9
  Foreclosed real estate activity               (123)          70
                                             -------      -------
Net cash provided by investing activities    (22,045)     (17,486)
                                             -------      -------
Cash flows from financing activities:
  Net increase in deposits                    17,648       12,727
  Federal funds purchased                                  (2,725)
  Proceeds from notes payable                  2,531
  Principal payments on notes payable            (20)        (485)
  Principal payments on capital lease
    obligations                                   (8)         (31)
  Stock options                                   18
  Cash received from stock sales                 200        8,473
  Cash paid for redemption of fractional
    shares                                        (7)          (5)
                                             -------      -------
Net cash provided by financing activities     20,362       17,954
                                             -------      -------
Net increase/(decrease) in cash and
  cash equivalents                               230        4,214
Cash and cash equivalents, beginning of year  15,581        9,461
                                             -------      -------
Cash and cash equivalents, end of quarter    $15,811      $13,675
                                             =======      =======

The accompanying notes are an integral part of these statements.

                      UNITED SECURITY BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  Management Statement

In the opinion of the Company, the accompanying audited and unaudited Consolidated Financial Statements present fairly the financial position of the Company as of June 30, 1996, December 31, 1995, and June 30, 1995, and the results of operations and the changes in financial position for the six month period ended June 30, 1996 and 1995.

Certain reclassifications of June 30, 1995 balances have been made to conform with the June 30, 1996 presentation; there was no impact on net income, earnings per share or stockholders' equity. Also per share amounts and weighted average shares outstanding have been retroactively adjusted to reflect a previously disclosed stock dividend and stock split-up.

NOTE 2.  Investment Securities

Most of the investment securities are classified as available-for-sale and are stated at fair value, and unrealized holding gains and losses, net of related deferred taxes, are reported as a separate component of stockholders' equity. Gains or losses on available-for-sale securities sales are reported as part of noninterest income based on the net proceeds and the adjusted carrying amount of the securities sold, using the specific identification method. Carrying amount and fair values at June 30, 1996 and December 31, 1995 were as follows:

                                      June 30, 1996    December 31,
1995
                                    Amortized   Fair   Amortized
Fair
          ($ in thousands)             Cost    Value     Cost
Value
Securities available-for-sale:
U.S. Treasury securities                                $ 1,251  $
1,251
Obligations of federal government
  agencies                            $ 2,360  $ 2,344    2,814
2,800
Mortgage backed securities             10,007    9,692   13,550
13,545
Obligations of states, municipalities
  and political subdivisions            3,247    2,941
Other securities                        3,493    3,312    4,554
4,440
                                      -------  -------  -------  --
- -----
  Total                               $19,107  $18,289  $22,169
$22,036
                                      =======  =======  =======
=======
Securities held-to-maturity:
Obligations of states, municipalities
  and political subdivisions          $   606      596  $   365  $
374
                                      =======  =======  =======
=======

                     UNITED SECURITY BANCORPORATION
NOTE 3.  LOANS

Loan detail by category as of June 30, 1996 and December 31, 1995 were as follows:

            ($ in thousands)                    1996           1995

(Audited)
Commercial and industrial                    $ 88,604        $
75,011
Agricultural                                   26,788
19,787
Real estate mortgage                           29,537
25,048
Real estate construction                        9,055
10,169
Installment                                     9,855
9,234
Lease financing                                 2,580
1,336
Bank cards and other                            2,114
3,172
                                             --------        ------
- --
  Total loans                                 168,533
143,757
Allowance for loan losses                      (1,570)
(1,391)
Deferred loan fees, net of deferred costs        (556)
(505)
                                             --------        ------
- --
  Net loans                                  $166,407
$141,861
                                             ========
========

NOTE 4.  ALLOWANCE FOR LOAN LOSSES

The allowance for loan loss is maintained at levels considered adequate by management to provide for possible loan losses. The allowance is based on management's assessment of various factors affecting the loan portfolio, including problem loans, business conditions and loss experience, and an overall evaluation of the quality of the underlying collateral. Changes in the allowance for loan loss during the three and six months ended June 30, 1996 and 1995 were as follows:

                                Three Months Ended
                                     June 30,            Year-To-
Date
     ($ in thousands)            1996         1995      1996
1995
Balance, beginning of period    $1,465       $1,361    $1,391
$1,246
Provision for loan losses          121           29       267
171
Loan charge-offs                   (19)         (36)      (92)
(64)
Loan recoveries                      3            3         4
4
                                ------       ------    ------     -
- -----
Balance, end of period          $1,570       $1,357    $1,570
$1,357
                                ======       ======    ======
======

NOTE 5.  NOTE PAYABLE

Note payable as of June 30, 1996 was a borrowing by United Security Bancorporation from a bank for five years to complete the sale of Bank real estate to the Parent Company. The debt provides for monthly payments of $23,000 including interest at 8.75%. The debt reprices annually at prime plus .25%.

                        UNITED SECURITY BANCORPORATION

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

A performance summary and detailed discussion regarding the second quarter and year-to-date results in 1996 and 1995 follow this table.

              UNITED SECURITY BANCORPORATION AND SUBSIDIARIES
                           PERFORMANCE SUMMARY

                                 Three Months Ended
                                      June 30,                Year-
To-Date
                                                   %
%
    ($ in thousands)          1996      1995    Change    1996
1995   Change
Interest income               $5,035    $4,083   23.3%    $9,802
$7,900  24.1%
Interest expense               1,977     1,780   11.1%     3,899
3,467  12.5%
                              ------    ------  ------    ------
- ------  -----
Net interest income            3,058     2,303   32.8%     5,903
4,433  33.2%

Provision for loan losses        121        29  317.2%       267
171  56.1%
                               ------    ------ ------    ------
- ------  -----
Net interest income after
  provision for loan losses    2,937     2,274   29.2%     5,636
4,262  32.2%

Noninterest income               736     1,785  -58.8%     1,481
2,422 -38.9%
Noninterest expense            2,337     2,457   -4.9%     4,479
4,179   7.2%
                              ------    ------  ------    ------
- ------ ------
Income before income taxes     1,336     1,602  -16.6%     2,638
2,505   5.3%

Income taxes                     396       338   17.2%       859
700  22.7%
                              ------    ------  ------    ------
- ------ ------
Net income                    $  940    $1,264  -25.6%    $1,779
$1,805  -1.4%
                              ======    ======  ======    ======
====== ======
Earnings per share            $  .28    $  .46  -38.4%    $  .53
$  .77 -30.6%

Average shares outstanding 3,337,948 2,752,574   21.3% 3,335,144
2,348,934  42.0%

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

United Security Bancorporation and its subsidiaries reported net income of $1,779,000 for the first six months of 1996 compared to $1,805,000 for the same period in 1995. Earnings per share were $.53 and $.77, respectively. Earnings were $940,000 for second quarter 1996 compared to $1,264,000 for second quarter 1995. Earnings per share were $.28 and $.46, respectively. 1995 year-to-date and second quarter net income were significantly improved by insurance proceeds received due to the untimely death of a key employee. 1995 earnings per share for second quarter and year-to-date would have been $.18 and $.44, respectively without the net insurance proceeds. 1996 year-to-date net income nearly matched

                          UNITED SECURITY BANCORPORATION
Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
(continued)

1995 net income, which were significantly improved by the insurance proceeds received in 1995.

Per share results for 1996 and 1995 are not directly comparable.
In May and June, 1995, United Security Bancorporation sold
1,150,000 shares of stock in its initial public offering. Year-to-date average outstanding shares grew by 42.0% in 1996 compared to 1995.

Net Interest Income

Net interest income grew 33.2% to $5,903,000 in 1996 compared to $4,433,000 in 1995. The increase is primarily the result of loan growth. Total loans grew 17.3% to $167,977,000 during the first half of 1996.

Provision for Loan Losses

The allowance for loan losses represents management's recognition of risks in the loan and lease portfolio. The allowance for loan losses grew to $1,570,000 as of June 30, 1996, which is .93% of loans and leases outstanding.

Noninterest Income

Noninterest income decreased by 38.9% to $1,481,000 during the first half of 1996 due to the insurance proceeds income of $1,030,000 received in second quarter 1995 described above. Most of the noninterest income categories were higher than in 1995 consistent with the growth of the Corporation. Other income was lower in 1996 primarily due to the salary continuation plan income recorded in second quarter 1995.

Noninterest Expense

Noninterest expense increased by 7.2% in 1996 reflecting the opening of two new Bank branches in Downtown Spokane and Yakima, Washington for United Security Bank and Home Security Bank, respectively. USB Mortgage and USB Leasing have also significantly increased their activity and expenses, while improving the net profitability of the Corporation. Noninterest expense was increased in 1995 by $379,000 for the death benefit expense recognized.

Federal Income Tax Expense

Income tax expense is higher in 1996 by 22.7% reflecting higher earnings after considering the insurance proceeds received in 1995 were not taxable.

                     UNITED SECURITY BANCORPORATION

                                Part II

                          Other Information

Item 4.  Submission of Matters to a Vote of Security-Holders
         (a) Annual meeting of shareholders was held on May 14, 1996.

         (b) Proxies for the annual meeting were solicited pursuant to
             Regulation 14 under the Act.

         (c) Matters voted upon at the meeting
             Item 1.  Amendment to Articles of incorporation to
increase the
                      number of authorized shares from 5,000,000,
no par value,
                      to 15,000,000, no par value.  Voting results:
For
                      2,233,777, Against 44,908, Abstain 26,610.
             Item 2.  Amendment of 1995 Stock Option Plan to amend
the Company's
                      1995 Incentive Stock Option Plan to increase
the number of
                      shares that may be issued pursuant to the
exercise of
                      options granted thereunder to the lesser of
eight percent
                      (8%) of the common stock then outstanding or
deemed
                      outstanding or 300,000 shares.  Voting
results:  For
                      1,845,308, Against 59,380, Abstain 37,984.
             Item 3.  Election of Directors      For      Against
Abstain
                       David C. Blankenship  2,290,816     7,022
7,457
                       Robert J. Gardner     2,290,816     7,022
7,457
                       Robert L. Golob       2,290,101     7,737
7,457
                       James L. Moe          2,290,101     7,737
7,457
                       Dann Simpson          2,281,596    16,242
7,457
                       William Dashiell      2,281,596    16,242
7,457
                       Rand Elliott          2,290,816     7,022
7,457
                       Stan W. Horton        2,290,816     7,022
7,457
                       Keith P. Sattler      2,280,882    16,956
7,457
                       Norman J. Traaen      2,288,616     9,222
7,457
             Item 4.  Ratification of Auditor.  Ratification of
McFarland &
                      Alton, P.S. as the Company's independent auditor for the
                      year ending December 31, 1996 and any interim period.
                      Voting results:  For 2,282,453, Against
11,177, Abstain
                      11,665.

Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits
             Item (3) (i) Amendment to the Articles of
Incorporation-see page 12.

      (b)   Reports on Form 8-K.

           None in second quarter 1996.

                        UNITED SECURITY BANCORPORATION

                               Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    UNITED SECURITY BANCORPORATION


                                    /s/ William C. Dashiell
                                    -------------------------------
- ---
                                    William C. Dashiell, President
and
                                    Chief Executive Officer


Date:     July 17, 1996                 /s/ Chad Galloway
      -------------                 -------------------------------
- ---
                                    Chad Galloway, Vice President
and
                                    Chief Financial Officer

                       UNITED SECURITY BANCORPORATION

                              Exhibit (3) (i)

            Articles of Amendment of United Security Bancorporation

     Pursuant to the provision of the Washington Business
Corporation Act, Chapter 23B.10 RCW, the following Articles of
Amendment to the Articles of Incorporation of United Security
Bancorporation are submitted for filing.

     Whereas, the Corporation desires to increase its authorized shares from five million to fifteen million shares of common stock.

     Now, therefore, the following Articles of Amendment are submitted:

                                Article I.
     The name of this corporation is United Security
Bancorporation.

                                Article II.
     Article IV, Section 1 of the Articles of Incorporation which presently reads as follows:
          Section 1.     The capital stock of this corporation
consists of five
                         million shares of common stock of no par
value per
                         share.
is hereby amended to read as follows:
          Section 1.     The capital stock of this corporation
consists of
                         fifteen million shares of common stock of
no par value
                         per share.

     The amendment was adopted by a resolution of the Board of Directors on March 29, 1996 and submitted to the shareholders for approval by vote at the annual meeting of the shareholders on May 14, 1996, at which time the Articles of Amendment were approved by a two-thirds majority, in accordance with RCW 23B.10.030 & .040.

     In witness whereof, the corporation has caused these Articles of amendment to be executed this 17th day of July 1996.

                                       UNITED SECURITY
BANCORPORATION

                                       /s/ Jacqueline A. Barnard
                                       ----------------------------
- --
                                       Jacqueline A. Barnard,
Secretary

Approved:

/s/ William C. Dashiell
- -------------------------
William C. Dashiell
Chairman of the Board