Form 10QSB
period 1996-09-30
UNITED SECURITY BANCORPORATION
filed 1996-10-17
CIK 726990

U.S. SECURITIES AND EXCHANGE COMMISSION
                         Washington, DC 20549

                              FORM 10-QSB

(Mark One)

(  X  )    Quarterly report under Section 13 or 15 (d) of the
Securities
           Exchange Act of 1934

           For the quarterly period ended September 30, 1996

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


The issuer has one class of capital stock, that being common stock. On October 16, 1996, there were 3,348,030 shares of such stock outstanding.

                      UNITED SECURITY BANCORPORATION

                   INDEX QUARTERLY REPORT ON FORM 10-QSB

                          September 30, 1996

                          Table of Contents

Page
Part I        Financial Information

     Item 1.  Financial Statements

              Consolidated Statements of Condition - September 30,
              1996 and December 31, 1995  . . . . . . . . . . . .
3

              Consolidated Statements of Income - Three Months and
              Nine Months Ended June 30, 1996 and 1995  . . . . .
4

              Consolidated Condensed Statements of Cash Flows -
              Nine Months Ended June 30, 1996 and 1995  . . . . .
5

              Notes to Consolidated Financial Statements  . . . .
6-7

     Item 2.  Management's Discussion and Analysis or Plan of
              Operation . . . . . . . . . . . . . . . . . . . . .
8-9

Part II       Other Information

     Item 6.  Exhibits and Reports on Form 8-K  . . . . . . . . .
10

Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . .
11

               UNITED SECURITY BANCORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CONDITION

                                              September 30,
December 31,
            ($ in thousands)                     1996         1995
                ASSETS
(Audited)
Cash and due from banks                       $   9,695     $
7,889
Overnight interest bearing deposits with
  other banks                                     8,427
4,337
Federal funds sold                               16,020
3,355
                                              ---------     -------
--
  Cash and cash equivalents                      34,142
15,581
Securities (Note 2)                              17,558
22,401

Loans, net of allowance for loan losses of
  $1,636 in 1996 and $1,391 in 1995
  (Notes 3 and 4)                               170,722
141,861
Accrued interest receivable                       2,058
1,635
Premises and equipment, net                       6,208
6,383
Foreclosed real estate                              620
370
Life insurance and salary continuation assets     2,578
2,315
Other assets                                        819
1,032
                                              ---------     -------
--
TOTAL ASSETS                                  $ 234,705     $
191,578
                                              =========
=========
              LIABILITIES
Noninterest bearing - demand deposits          $ 33,033     $
25,643
Interest bearing:
    NOW and savings accounts                     80,656
59,044
    Time, $100,000 and over                      28,824
21,693
    Other time                                   58,657
57,411
                                              ---------     -------
--
TOTAL DEPOSITS                                  201,170
l63,791

Note payable (Note 5)                             2,502
Capital lease obligations                           755
767
Accrued interest payable                            682
580
Other liabilities                                 1,890
1,577
                                              ---------     -------
--
TOTAL LIABILITIES                               206,999
166,715
           STOCKHOLDERS' EQUITY
Common stock, no par, shares authorized
  15,000,000 in 1996 and 5,000,000 in 1995,
  issued and outstanding 3,348,030 in 1996
  and 3,332,310 in 1995                          21,102
20,837
Retained earnings                                 7,020
4,114
Net unrealized loss on securities available-
  for-sale, net of tax of $215 in 1996 and
  $45 for 1995                                     (416)
(88)
                                              ---------     -------
--
TOTAL STOCKHOLDERS' EQUITY                       27,706
24,863
                                              ---------     -------
--
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $ 234,705     $
191,578
                                              =========
=========

The accompanying notes are an integral part of these statements.

            UNITED SECURITY BANCORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF INCOME
                  ($ in thousands, except per share)

                                        Three Months Ended
                                           September 30,      Year-
To-Date
                                          1996      1995      1996
1995
INTEREST INCOME
  Interest and fees on loans and leases $ 4,852   $ 3,860   $13,709
$10,836
  Interest on securities                    289       468       980
1,227
  Other interest income                     196       131       450
296
                                        -------   -------   -------
-------
TOTAL INTEREST INCOME                     5,337     4,459    15,139
12,359
                                        -------   -------   -------
-------
INTEREST EXPENSE
  Interest on deposits                    2,031     1,743     5,789
5,137
  Interest on notes and capital leases       80        16       221
89
                                        -------   -------   -------
-------
TOTAL INTEREST EXPENSE                    2,111     1,759     6,010
5,226
                                        -------   -------   -------
-------
NET INTEREST INCOME                       3,226     2,700     9,129
7,133
  Provision for loan losses (Note 4)        136        32       403
203
                                        -------   -------   -------
-------
NET INTEREST INCOME AFTER PROVISION FOR
  LOAN LOSSES                             3,090     2,668     8,726
6,930
                                        -------   -------   -------
------
NONINTEREST INCOME
  Fees and service charges                  273       220       822
649
  Insurance commissions                     324       389       956
1,019
  Securities gains/losses                              16        53
49
  Life insurance proceeds
1,030
  Other                                     207        78       454
378
                                        -------   -------   -------
-------
TOTAL NONINTEREST INCOME                    804       703     2,285
3,125
                                        -------   -------   -------
-------
NONINTEREST EXPENSE
  Salaries and employee benefits          1,505     1,182     4,405
3,569
  Occupancy expense, net                    161       141       458
343
  Equipment expense                         171       156       539
462
  Death benefit expense
379
  Other operating expense                   446       495     1,360
1,400
                                        -------   -------   -------
-------
TOTAL NONINTEREST EXPENSE                 2,283     1,974     6,762
6,153
                                        -------   -------   -------
-------
INCOME BEFORE TAXES                       1,611     1,397     4,249
3,902
FEDERAL INCOME TAX EXPENSE                  483       198     1,342
898
                                        -------   -------   -------
-------
NET INCOME                              $ 1,128   $ 1,199   $ 2,907
$ 3,004
                                        =======   =======   =======
=======
Earnings per common share               $   .34   $   .36   $   .87
$  1.12

Weighted average shares outstanding   3,348,030 3,332,310 3,339,487
2,680,328

The accompanying notes are an integral part of these statements.

             UNITED SECURITY BANCORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                YEAR-TO-DATE SEPTEMBER 30, 1996 AND 1995
                             ($ in thousands)

                                                1996         1995
    Increase in Cash and Cash Equivalents
Net income                                   $ 2,907      $ 3,004
Cash flows from operating activities:
  Provision for loan losses                      403          203
  Depreciation and amortization                  389          333
  Unexercised stock options                       72
  Amortization of investment securities           15           46
(Increase)/decrease in assets and liabilities
  Accrued interest receivable                   (423)        (295)
  Life insurance and salary continuation
    assets                                      (263)        (154)
  Other assets                                    55          113
  Deferred loan fees                             (13)          13
  Accrued interest payable                       102          226
  Other liabilities                              313          862
                                             -------      -------
Net cash provided by operating activities      3,557        4,351
                                             -------      -------
Cash flows from investing activities:
  Securities:
    Maturities                                 7,621        4,922
    Sales                                      4,526        7,374
    Purchases                                 (7,649)     (12,152)
  Net increase in loans and leases           (29,093)     (13,381)
  Purchases of premises and equipment           (213)      (1,308)
  Foreclosed real estate activity               (250)        (224)
                                             -------      -------
Net cash provided by investing activities    (25,058)     (14,796)
                                             -------      -------
Cash flows from financing activities:
  Net increase in deposits                    37,379        9,519
  Federal funds purchased                                  (2,725)
  Proceeds from notes payable                  2,529
  Principal payments on notes payable            (27)        (485)
  Principal payments on capital lease
    obligations                                  (12)         (36)
  Cash received from stock sales                 200        8,462
  Cash paid for redemption of fractional
    shares                                        (7)          (9)
                                             -------      -------
Net cash provided by financing activities     40,062       14,726
                                             -------      -------
Net increase/(decrease) in cash and
  cash equivalents                            18,561        4,281
Cash and cash equivalents, beginning of year  15,581        9,461
                                             -------      -------
Cash and cash equivalents, end of quarter    $34,142      $13,742
                                             =======      =======

The accompanying notes are an integral part of these statements.

                      UNITED SECURITY BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  Management Statement

In the opinion of the Company, the accompanying audited and unaudited Consolidated Financial Statements present fairly the financial position of the Company as of September 30, 1996, December 31, 1995, and September 30, 1995, and the results of operations and the changes in financial position for the nine month period ended September 30, 1996 and 1995.

Certain reclassifications of 1995 balances have been made to conform with the September 30, 1996 presentation; there was no impact on net income, earnings per share or stockholders' equity. Also per share amounts and weighted average shares outstanding have been retroactively adjusted to reflect a previously disclosed stock dividend and stock split-up.

NOTE 2.  Securities

Most of the securities are classified as available-for-sale and are stated at fair value, and unrealized holding gains and losses, net of related deferred taxes, are reported as a separate component of stockholders' equity. Gains or losses on available-for-sale securities sales are reported as part of noninterest income based on the net proceeds and the adjusted carrying amount of the securities sold, using the specific identification method.
Carrying amount and fair values at September 30, 1996 and December 31, 1995 were as follows:

                                   September 30, 1996  December 31,
1995
                                    Amortized  Fair    Amortized
Fair
          ($ in thousands)             Cost    Value     Cost
Value
Securities available-for-sale:
U.S. Treasury securities                 $500     $500  $ 1,251  $
1,251
Obligations of federal government
  agencies                                858      848    2,814
2,800
Mortgage backed securities              9,466    9,440   13,550
13,545
Obligations of states, municipalities
  and political subdivisions            3,249    3,058
Other securities                        3,402    3,107    4,554
4,440
                                      -------  -------  -------  --
-----
  Total                               $17,475  $16,953  $22,169
$22,036
                                      =======  =======  =======
=======
Securities held-to-maturity:
Obligations of states, municipalities
  and political subdivisions          $   605      607  $   365  $
374
                                      =======  =======  =======
=======

                     UNITED SECURITY BANCORPORATION
NOTE 3.  LOANS

Loan detail by category as of September 30, 1996 and December 31, 1995 were as follows:

            ($ in thousands)                    1996           1995

(Audited)
Commercial and industrial                    $ 93,229        $
75,011
Agricultural                                   24,683
19,787
Real estate mortgage                           29,486
25,048
Real estate construction                        9,562
10,169
Installment                                    10,258
9,234
Lease financing                                 3,352
1,336
Bank cards and other                            2,280
3,172
                                             --------        ------
--
  Total loans                                 172,850
143,757
Allowance for loan losses                      (1,636)
(1,391)
Deferred loan fees, net of deferred costs        (492)
(505)
                                             --------        ------
--
  Net loans                                  $170,722
$141,861
                                             ========
========

NOTE 4.  ALLOWANCE FOR LOAN LOSSES

The allowance for loan loss is maintained at levels considered adequate by management to provide for possible loan losses. The allowance is based on management's assessment of various factors affecting the loan portfolio, including problem loans, business conditions and loss experience, and an overall evaluation of the quality of the underlying collateral. Changes in the allowance for loan loss during the three and nine months ended September 30, 1996 and 1995 were as follows:

                                Three Months Ended
                                   September 30,         Year-To-
Date
     ($ in thousands)            1996         1995      1996
1995
Balance, beginning of period    $1,570       $1,357    $1,391
$1,246
Provision for loan losses          136           32       403
203
Loan charge-offs                   (73)         (18)     (165)
(82)
Loan recoveries                      3           11         7
15
                                ------       ------    ------     -
-----
Balance, end of period          $1,636       $1,382    $1,636
$1,382
                                ======       ======    ======
======

NOTE 5.  NOTE PAYABLE

Note payable as of September 30, 1996 was a borrowing by United Security Bancorporation from a bank for five years to complete the sale of Bank real estate to the Parent Company. The debt provides for monthly payments of $23,000 including interest at 8.75%. The debt reprices annually at prime plus .25%.

                        UNITED SECURITY BANCORPORATION

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

A performance summary and detailed discussion regarding the second quarter and year-to-date results in 1996 and 1995 follow this table.

              UNITED SECURITY BANCORPORATION AND SUBSIDIARIES
                           PERFORMANCE SUMMARY

                                 Three Months Ended
                                    September 30,          Year-To-
Date
                                                   %
%
    ($ in thousands)          1996     1995    Change    1996
1995    Change
Interest income               $5,337   $4,459   19.7%    $15,139
$12,359 22.5%
Interest expense               2,111    1,759   20.0%      6,010
5,226 15.0%
                              ------   ------  ------    -------
------- -----
Net interest income            3,226    2,700   19.5%      9,129
7,133 28.0%

Provision for loan losses        136       32  325.0%        403
203 98.5%
                              ------   ------  ------    -------
------- -----
Net interest income after
  provision for loan losses    3,090    2,668   15.8%     8,726
6,930 25.9%

Noninterest income               804      703   14.4%     2,285
3,125 -26.9%
Noninterest expense            2,283    1,974   15.7%     6,762
6,153  9.9%
                              ------   ------  ------    ------
------ -----
Income before income taxes     1,611    1,397   15.3%     4,249
3,902  8.9%

Income taxes                     483      198  143.9%     1,342
898 49.4%
                              ------   ------  ------    ------
------ -----
Net income                    $1,128   $1,199   -5.9%    $2,907
$3,004 -3.2%
                              ======   ======  ======    ======
====== =====
Earnings per share            $  .34     $.36   -6.4%      $.87
$1.12 -22.3%

Average shares outstanding 3,348,030 3,332,310    .5% 3,339,487
2,680,328  24.6%

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

United Security Bancorporation and its subsidiaries reported net income of $2,907,000 for the first nine months of 1996 compared to $3,004,000 for the same period in 1995. Earnings per share were $.87 and $1.12, respectively. Earnings were $1,128,000 for third quarter 1996 compared to $1,199,000 for third quarter 1995. Earnings per share were $.34 and $.36, respectively. 1995 year-to-date net income was significantly improved by insurance proceeds received due to the untimely death of a key employee. 1995 earnings per share year-to-date would have been $.83 without the net insurance proceeds. 1996 year-to-date net income nearly matched 1995 net income, which was significantly improved by the insurance

                          UNITED SECURITY BANCORPORATION
Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
(continued)

proceeds and related tax benefits received in 1995.

Per share results for 1996 and 1995 are not directly comparable.
In May and June, 1995, United Security Bancorporation sold
1,150,000 shares of stock in its initial public offering. Year-to-date average outstanding shares grew by 24.6% in 1996 compared to 1995.

Net Interest Income

Net interest income grew 28.0% to $9,129,000 in 1996 compared to $7,133,000 in 1995. The increase is primarily the result of loan growth. Total loans grew 20.2% to $172,850,000 during the first nine months of 1996. Loans are nearly 27% higher as of September 30, 1996 compared to a year earlier.

Provision for Loan Losses

The allowance for loan losses represents management's recognition of risks in the loan and lease portfolio. The allowance for loan losses grew to $1,636,000 as of September 30, 1996, which is .95% of loans and leases outstanding.

Noninterest Income

Noninterest income decreased by 26.9% to $2,285,000 during the first nine months of 1996 due to the insurance proceeds income of $1,030,000 received in second quarter 1995 described above. Most of the noninterest income categories were higher than in 1995 consistent with the growth of the Corporation. Insurance commissions were $63,000 lower in 1996.

Noninterest Expense

Noninterest expense increased by 9.9% in 1996 reflecting the opening of two new Bank branches in Downtown Spokane and Yakima, Washington for United Security Bank and Home Security Bank, respectively. USB Mortgage and USB Leasing have also significantly increased their activity and expenses, while improving the net profitability of the Corporation. Noninterest expense was increased in 1995 by $379,000 for the death benefit expense recognized.

Federal Income Tax Expense

Income tax expense is higher in 1996 by 49.4% reflecting higher earnings after considering the insurance proceeds received in 1995 were not taxable.

                     UNITED SECURITY BANCORPORATION

                                Part II

                          Other Information

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits

             None in third quarter 1996.

         (b) Reports on Form 8-K.

           None in third quarter 1996.

                        UNITED SECURITY BANCORPORATION

                               Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    UNITED SECURITY BANCORPORATION


                                    /s/ William C. Dashiell
                                    -------------------------------
---
                                    William C. Dashiell, President
and
                                    Chief Executive Officer


Date:     October 16, 1996              /s/ Chad Galloway
      ----------------              -------------------------------
---
                                    Chad Galloway, Vice President
and
                                    Chief Financial Officer