Form 10KSB
period 1996-12-31
UNITED SECURITY BANCORPORATION
filed 1997-04-15
CIK 726990

                                  FORM 10-KSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

            [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                          SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1996
                                       OR
           [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                          THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _____________ to ____________

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

Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period as the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendments to this Form 10-K. [X]

The registrant's revenues for the fiscal year ended December 31, 1996 were $23,700,000.

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the stock closing prices on stock at February 28, 1997, was $46,168,000. The number of shares of common stock outstanding at such date was 3,682,341.

                         UNITED SECURITY BANCORPORATION

                      ANNUAL REPORT ON FORM 10-KSB FOR THE
                               FISCAL YEAR ENDED
                               DECEMBER 31, 1996

                               TABLE OF CONTENTS

PART I                                                                                                      Page
         Item 1: Description of Business  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      3

         Item 2: Description of Property . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    18

         Item 3: Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   18

         Item 4: Submission of Matters to a Vote of Security Holders  . . . . . . . . . . . . . . . . . . .   18

PART II

         Item 5: Market for Common Equity and Related Stockholder Matters . . . . . . . . . . . . . . . . .   18

         Item 6: Management's Discussion and Analysis or Plan of Operation  . . . . . . . . . . . . . . . .   19

         Item 7: Financial Statements   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   26

         Item 8: Changes in and Disagreements with Accountants on Accounting
                 and Financial Disclosure    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    26

PART III

         Item 9: Directors and Executive Officers, Promoters and Control
                 Persons; Compliance with Section 16(a) of the Exchange Act  . . . . . . . . . . . . . . .    26

         Item 10:Executive Compensation  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    26

         Item 11:Security Ownership of Certain Beneficial Owners and
                 Management  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    26

         Item 12:Certain Relationships and Related Transactions  . . . . . . . . . . . . . . . . . . . . .    26

         Item 13:Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . . . . . . . . . . . . . .    26

SIGNATURES   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    27

                         UNITED SECURITY BANCORPORATION




                                     PART I

Item 1.  DESCRIPTION OF BUSINESS

UNITED SECURITY BANCORPORATION

United Security Bancorporation (Company) is a multi-bank holding company headquartered in Spokane, Washington. The Company owns two banks, United Security Bank (USB) and Home Security Bank (HSB) (collectively, Banks), and also owns USB Insurance (an insurance agency), USB Leasing (a leasing company), and USB Mortgage (a mortgage company). The Company conducts its banking business through ten branches located in communities throughout eastern Washington, including Spokane. The Company focuses its banking and other services on individuals, professionals, and small to medium sized businesses in diversified industries throughout its service area. At December 31, 1996, the Company had total consolidated assets of $231.0 million, net loans of $176.4 million and deposits of $197.4 million. The Company was founded in 1983 and has been profitable in every year since its inception. In 1994, a private issue stock sale was completed with proceeds of $2.2 million. In 1995, the Company completed a public offering selling $8.5 million in stock and is listed on NASDAQ under the symbol "USBN".

THE BANKS

USB was formed in 1974 and serves customers in Spokane and northeastern Washington from seven branches. HSB was formed in 1989 and serves customers in southeastern Washington from three branches. The Banks offer a full range of financial services to commercial and individual customers, including short-term and medium-term loans, revolving credit facilities, inventory and accounts receivable financing, equipment financing, residential and small commercial construction lending, agricultural lending, various saving programs, checking accounts, installment and personal loans, and bank credit cards. The Banks also provide a broad range of depository and lending services to commercial, industrial and agricultural enterprises, governmental entities and individuals. The Banks' deposit-taking and lending activities are primarily directed to the communities in which their branches are located. The Banks' primary marketing focus is on small to medium-sized businesses and professionals in these communities.

The loan portfolios of the Banks consist primarily of commercial, agricultural, real estate (both mortgage and construction loans) and installment loans. At December 31, 1996, virtually all of the loans originated by the Banks were within the Banks' principal service areas.

The Company is committed to the needs of the local communities it serves, and strives to provide a high level of personal and professional service to its customers. Management believes the Company's community involvement, its understanding of its service area and its local decision-making abilities give it a distinct advantage over larger banking institutions. The Company is well positioned to provide loans to small and medium sized businesses because of the Company's direct knowledge of its customers' businesses and the communities it serves. USB and HSB provide personalized, quality financial service to its customers, which has enabled them to maintain a stable and relatively low-cost retail deposit base.

USB INSURANCE

USB Insurance began operating in April 1987 and is engaged in selling a full line of insurance and financial products such as annuities and mutual funds on an agency basis to individuals, commercial, industrial and agricultural enterprises from locations in Colville, Chewelah and Kettle Falls, Washington. Its business was significantly enhanced in 1990 through the acquisition of two additional agencies in northeastern Washington. Total revenues of USB Insurance for the year

                         UNITED SECURITY BANCORPORATION





ended December 31, 1996 were $1,202,000 as compared to revenues of $1,303,000 for 1995. The insurance operation was profitable in 1996 and 1995.

USB LEASING

USB Leasing began operation in 1986 and is engaged in equipment leasing to small and medium-sized companies in the markets it serves. The Company has used a portion of the proceeds from its May, 1995 stock sale to expand its leasing operations. Leasing assets grew to $3.0 million as of December 31, 1996 from $1.5 million as of December 31, 1995. The leasing operation was profitable in 1996. Management of the Company expects to continue expanding its leasing business over the next several years.

USB MORTGAGE

The Company provided USB Mortgage with a portion of the proceeds received in the public offering of the Company's common stock in 1995. Management expects to continue expanding its mortgage business over the next several years. As of December 31, 1996 assets were $2.7 million. The mortgage operation was profitable in 1996.

BUSINESS STRATEGY

The Company's business strategy is to continue to build a growing, profitable community banking and financial services network by emphasizing high quality customer service and by focusing on the financial needs of consumers and small to medium-sized businesses. The Company intends to pursue an aggressive growth strategy, the key components of which include:

         *       Increasing market share in existing markets
         * Expanding the markets served through new branch openings and acquisitions
         *       Expanding nonbanking financial services
         *       Providing superior customer service

Increase Market Share in Existing Markets. Since its formation in 1983, the Company has focused on commercial banking to small and medium- sized businesses, professionals and other individuals. Management believes that the Company can continue to gain market share by targeting products and services. To augment this strategy, the Banks opened branches in downtown Spokane and Yakima, Washington in late 1995.

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

                         UNITED SECURITY BANCORPORATION


Expand Markets Served through New Branch Openings and Acquisitions. The Company intends to expand its presence in eastern and central Washington by opening new branches and acquiring other financial institutions in markets not currently served by USB or HSB. Management has recently opened branches in Spokane and Yakima. Further branch expansion has been approved and is being planned.

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

Branches Acquisition. In March, 1997 the Company announced that it had reached definitive agreement to purchase five branches in central and eastern Washington from a commercial bank. The transaction includes Home Security Bank's purchase of three branches in Mabton, Naches and Walla Walla, Washington bringing its total to six. United Security Bank would purchase two branches located in Davenport and Moses Lake, Washington bringing its total to nine. The purchases are expected to be completed in July, 1997, subject to regulatory approval. The amounts involved will not be known until the transaction is complete, but based on current information about $40 million in deposits and $1.2 million in branch facilities are expected to be purchased with the deposits expected to cost approximately $3.2 million. The Company earnings should improve because of the increase in volume as the deposits purchased are used to fund loans. The cost of funds for the new deposits is approximately 2.5%. The deposits will be used to fund overnight federal funds sold earning about 5.50% currently until new loans are originated by the Company.

Expand Nonbanking Financial Services. The Company intends to aggressively expand the nonbanking products and services offered through USB Insurance, USB Leasing, and USB Mortgage, and expects to develop other products and services, including real estate-related financial services not currently offered through the Banks. USB Insurance will seek to expand its emphasis on marketing a full line of insurance and financial products such as annuities and mutual funds to individuals and commercial enterprises, and USB Leasing will continue to focus on providing commercial leases to small and medium-sized businesses that utilize computers, heavy, non-specialized, industrial equipment, and agricultural equipment. Management believes the expansion of the Company's customer base through internal growth and possible acquisitions should create significant new opportunities for each of the nonbank subsidiaries to cross-market their products and services.

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

                         UNITED SECURITY BANCORPORATION





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

LENDING ACTIVITIES

The Company's loan portfolio consists primarily of commercial loans, agricultural loans, real estate mortgage loans, residential real estate and other construction loans, consumer installment loans and bank card loans. At December 31, 1996, the Company had total loans and leases outstanding of approximately $178 million, which equals 90.4% of the Company's total deposits and 77.2% of its total assets. $120 million of these loans were originated by USB and $55 million were originated by HSB. At December 31, 1996, virtually all of the loans held by the Company were to borrowers within the Banks' principal market areas.

The following table sets forth the composition of the Company's loan portfolio at December 31, 1996, 1995, and 1994.

                                                                              December 31,
                                                    1996                         1995                          1994
               ($ in thousands)                   Amount               %          Amount           %          Amount              %
Commercial                                         $97,086            54%        $75,011           52%        $61,968            50%
Agricultural                                        25,621            14%         19,787           14%         16,721            14%
Real estate mortgage                                29,318            16%         25,048           18%         24,883            20%
Real estate construction                             9,954             6%         10,169            7%          8,126             7%
Consumer                                            10,527             6%          9,234            6%          7,781             6%
Other                                                6,422             4%          4,508            3%          3,286             3%
                                                  --------      --------        --------     --------        --------      --------
     Total loans                                   178,928           100%        143,757          100%        122,765           100%
                                                                ========                     ========                      ========
Deferred loan fees, net of deferred costs              508                           505                          438
Allowance for loan losses                            2,034          1.14%          1,391         0.97%          1,246          1.02%
                                                  --------      ========        --------     ========        --------      ========
     Loans, net                                   $176,386                      $141,861                     $121,081
                                                  ========                      ========                     ========


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

Agricultural Loans. Agricultural loans primarily consist of farm loans to finance operating expenses. These loans generally mature within one year, have adjustable rates and are secured by farm real estate, equipment, crops or livestock. Since agricultural loans present certain risks not associated with other types of lending , the policy of the Banks has been to make such loans generally only to agricultural producers with diverse crops, thereby mitigating the risk of loss attributable to a crop failure or the deterioration of commodity prices. The company has also reduced its loan exposure to timber-related borrowers in northeastern Washington in recent years, due to consolidation of the timber industry in the area generally and the gradual elimination of some timber-related businesses attributable to increased environmental concerns.

Mortgage Loans. Mortgage loans include various types of loans for which the Company holds real property as collateral. At December 31, 1996, mortgage loans included approximately $19.1 million of adjustable and fixed rate first mortgage loans secured by one to four family residential properties, approximately $4.3 of second mortgage loans secured by one to four family residential properties, approximately $5.0 million in mortgage loans secured by multifamily (five or more) residential properties. Mortgage loans typically mature in one to five years and require payments on amortization schedules ranging from one year to twenty years.

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

                         UNITED SECURITY BANCORPORATION





loans consist of personal lines of credit and bank card advances. Personal lines of credit generally have maturities of one year or less, and fixed interest rates. Bank card advances are generally due within 30 days and bear interest at rates that vary from time-to-time.

INTEREST RATES. The interest rates charged on loans vary with the degree of risk and amount of the loan, and are further subject to competitive pressures, money market rates, the availability of funds and government regulations. Approximately 44% of the loans in the Company's portfolio have interest rates that float with the lending Bank's reference rate (which is in turn based on various indices such as the rates of interest charged by money center banks).

LENDING AND CREDIT MANAGEMENT. USB and HSB each follow loan policies, which have been approved by each Bank's board of directors and are overseen by the Company. The policies establish levels of loan commitment (by loan type) and credit review and grading criteria, and other matters such as loan administration, loans to affiliates, costs, problem loans and loan loss reserves, and related items. Loans are typically reviewed and graded on a monthly basis.

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

Under applicable federal and state law, permissible loans to one borrower by either of the Banks are also limited. As of December 31, 1996, the Banks, as a matter of policy, do not extend credit to any single borrower in excess of $3,052,000 and $1,000,000 for United Security Bank and Home Security Bank, respectively.

To accommodate borrowers whose financing needs exceed their lending limits, both Banks can sell loan participations to each other or to outside participants. At December 31, 1996, 1995 and 1994, the outstanding balance of loan participations sold outside the Company were $25,205,000, $22,365,000, and $23,383,000, respectively.

SECONDARY MORTGAGE SALES. USB Mortgage also sells mortgage loans in the secondary market to various mortgage underwriters and other financial institutions. The Mortgage Company sells fixed-rate, single-family residential loans in order to decrease the amount outstanding of such loans and also sells adjustable rate residential loans in order to increase the weighted average yields of the portfolios. In 1996, the Mortgage Company sold $17.7 million mortgage loans, consisting of $16.6 million of fixed-rate residential loans and $1.1 million of adjustable rate residential loans. Fees received on such sales are included in interest and fees earned on loans, and accounted for approximately 3.0%, .8%, and 1.7% of such interest and fees in each of the three years ended December 31, 1996, 1995, and 1994, respectively. Such loans are sold on a servicing released basis, meaning the Company does not retain mortgage servicing responsibilities.

                         UNITED SECURITY BANCORPORATION


NONPERFORMING ASSETS. The following table provides information for the Company's nonperforming assets as of December 31, 1996, 1995, and 1994.


                                                                                   Year ended December 31,
                           ($ in thousands)                                  1996           1995            1994
Nonperforming loans:
     Nonaccrual loans                                                          $457           $777            $775
     Accrual loans 90 days or more past due                                     441            612             228
                                                                           --------       --------        --------
          Total nonperforming loans                                             898          1,389           1,003
Other real estate owned and other repossed assets                               205            370             231
                                                                           --------       --------        --------
          Total nonperforming assets                                         $1,103         $1,759          $1,234
                                                                           ========       ========        ========
Allowance for loan losses                                                    $2,034         $1,391          $1,246
Ratio of total nonperforming assets to total assets                            0.48%          0.92%           0.75%
Ratio of total nonperforming loans to total loans                              0.50%          0.97%           0.82%
Ratio of allowance for loan losses to total nonperforming loans               226.5%         100.1%          124.2%


The Company's nonperforming loans consist of nonaccruing loans, which are loans that are past due over 90 days, other than loans that are adequately collateralized and in the process of collection. No interest is taken into account unless received in cash or until such time as the borrower demonstrates an ability to resume payments of principal and interest. Interest previously accrued, but not collected is reversed and charged against income at the time the loan is placed in nonaccrual status. In 1995 the Company adopted Statement of Financial Accounting Standards (FASB) No. 114, Accounting by Creditors for Impairment of a Loan, as amended by FASB No. 118, Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures. These Standards require that impaired loans be measured to reflect the fair value of collateral. Nonaccrual loan and accruing loans more than 90 days delinquent are considered impaired loans. Additional other loans are also consider impaired as identified by management. Loans classified impaired are evaluated as part of management's allowance for loan loss adequacy review. The fair value of the collateral is evaluated to determine if a specific allowance for loan loss is needed for impaired loans. See note 5 to the Consolidated Financial Statements.

Real estate properties acquired through, or in lieu of, loan foreclosure are to be sold and are initially recorded at fair value at the date of foreclosure establishing a new cost basis. After foreclosure, valuations are periodically performed by management and the real estate is carried at the lower of carrying amount or fair value less cost to sell. Real estate properties and other repossessed assets of the Company had a book value of $205,000 as of December 31, 1996, consisting primarily of commercial and chattel property.

ANALYSIS OF ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses represents management's recognition of the risks of extending credit and its evaluation of the quality of the loan portfolios of the Banks. The allowance is maintained at levels considered adequate by management to provide for anticipated loan losses, and is based on management's assessment of various factors affecting the loan portfolios, including problem loans, business conditions and loss experience, an overall evaluation of the quality of the underlying collateral, and collateral selling costs. The allowance is increased by provisions charged to operations and is reduced by loans charged off, net of any recoveries.

The decline in real estate market values in many parts of the country and the significant losses experienced by many financial institutions in the late 1980's, have resulted in increased regulatory

                         UNITED SECURITY BANCORPORATION


scrutiny of the loan portfolios of financial institutions such as the Company and the Banks, particularly with respect to commercial real estate and multi-family residential real estate loans. Management of the Company periodically reviews the status of loans that are contractually past due and the net realizable value of the collateral securing such loans, and establishes reserves through the provision of loan losses where ultimate collection of such loans is questionable. The provision for loan losses also reflects a general allocation of unanticipated losses based in part on the size of the Company's loan portfolio and management's assessment of economic conditions within the Company's service area. Management believes that the provision for loan losses and allowance for loan losses is adequate.

The following table sets forth information regarding changes in the Company's allowance for loan losses for the years ended December 31, 1996, 1995 and 1994.

                                                                                Years ended December 31,
                         ($ in thousands)                                 1996            1995            1994
Balance of allowance for loan losses at beginning of period             $1,391          $1,246            $802
Charge-offs
     Commercial                                                            253             114             117
     Agricultural                                                                                            1
     Real estate (mortgage and construction)
     Consumer                                                               58              24               2
     Other                                                                  61              52              28
                                                                      --------        --------        --------
          Total charge-offs                                                372             190             148

Recoveries
     Commercial, financial and agricultural                                  7              13               6
     Consumer                                                                1               5
     Real estate (mortgage and construction)
     Other                                                                   1                               1
                                                                      --------        --------        --------
          Total recoveries                                                   9              18               7

Net charge-offs                                                            363             172             141
Provision for loan losses                                                1,006             317             585
                                                                      --------        --------        --------
Balance of allowance for loan losses at end of period                   $2,034          $1,391          $1,246
                                                                      ========        ========        ========
Ratio of net charge-offs to average loans                                 0.22%           0.13%           0.13%
Average loans and leases outstanding during the period                $164,109        $131,818        $106,032

                         UNITED SECURITY BANCORPORATION





The following table sets forth the allowance for loan losses by loan category, based on management's assessment of the risk associated with such categories as of the dates indicated, and summarizes the percentage of gross loans in each category to total gross loans.


                                                          DECEMBER 31,
                                    1996                        1995                       1994
                                  AMOUNT OF                  AMOUNT OF                   AMOUNT OF
       ($ in thousands)           ALLOWANCE          %       ALLOWANCE            %      ALLOWANCE           %
Commercial                           $1,098          54%           $726           52%         $623          50%
Agricultural                            285          14%            191           14%          175          14%
Real estate-mortgage                    325          16%            242           18%          249          20%
Real estate-construction                122           6%             98            7%           87           7%
Consumer                                122           6%             89            6%           75           6%
Other                                    82           4%             45            3%           37           3%
                                   --------    --------        --------     --------      --------    --------
     Total                           $2,034         100%         $1,391          100%       $1,246         100%
                                   ========    ========        ========     ========      ========    ========


INVESTMENTS

Management of the investment portfolio is consolidated into a single investment committee of the Company, which comprises the Company's president and chief executive officer and its vice president and chief financial officer, and the president's and cashier's of USB and HSB. The investment committee of the Company is responsible for reviewing and approving the investment strategies and recommendations of each of the Banks, consistent with the Company's asset/liability and investment policy.

The following table sets forth the carrying value, by type, of the securities in the Company's portfolio at December 31, 1996, 1995 and 1994.


                                                           DECEMBER 31,
            ($ in thousands)                      1996            1995              1994
U.S. government and agencies                    $2,299          $4,051           $12,599
States and political subdivisions                3,704             365               106
Mortgage-backed securities                       6,348          13,545             6,460
Other                                            3,262           4,440             3,970
                                              --------        --------          --------
     Total securities                          $15,613         $22,401           $23,135
                                              ========        ========          ========


As of December 31, 1996 and 1995, the amortized cost of the Company's investment portfolio exceeded its market value by $394,000 and $124,000, respectively. No portion of the Company's investment portfolio is invested in derivative securities (being securities whose value derives from the value of an underlying security or securities, or market index of underlying securities' values), and to the Company's knowledge, no portion of any mutual fund held in the Company's investment portfolio was invested in derivative securities.

                         UNITED SECURITY BANCORPORATION





The following table sets forth the book values, maturities and approximate average aggregate yields of securities in the Company's investment portfolio by type at December 31, 1996.


                            Type and Maturity
                            ($ in thousands)                                     Yield         Amount
U.S. Treasury and other U.S. government agencies and corporations:
     1 year or less                                                                                $0
     Over 1 through 5 years                                                                       799
     Over 5 through 10 years                                                                    1,500
     Over 10 years
                                                                                             --------
          Total                                                                   6.08%         2,299
                                                                                             --------
States and political subdivisions
     1 year or less                                                                                35
     Over 1 through 5 years                                                                       125
     Over 5 through 10 years                                                                    3,279
     Over 10 Years                                                                                265
                                                                                             --------
          Total                                                                   8.04%         3,704
                                                                                             --------
Mortgage-backed securities
     1 year or less                                                                             2,331
     Over 1 through 5 years                                                                     3,650
     Over 5 through 10 years                                                                      367
     Over 10 years
                                                                                             --------
          Total                                                                   6.51%         6,348
                                                                                             --------

Other securities:
     1 year or less                                                                             3,262
     Over 1 through 5 years
     Over 5 through 10 years
     Over 10 years
                                                                                             --------
          Total                                                                   6.79%         3,262
                                                                                             --------

Total investment securities:
     1 year or less                                                                             5,628
     Over 1 through 5 years                                                                     4,574
     Over 5 through 10 years                                                                    5,146
     Over 10 years                                                                                265
                                                                                             --------
          Total                                                                   6.74%       $15,613
                                                                                             ========


Yields were determined by dividing aggregate annual interest income for 1996 by average balances obtained from the quarter-end balances for 1996. The yields for tax-exempt securities have been computed on a full tax equivalent basis using an assumed tax rate of 34%. Maturities of mortgage-backed securities are estimated and are based on the average lives of the underlying mortgage loans, adjusted to incorporate prepayment assumptions.

                         UNITED SECURITY BANCORPORATION


DEPOSITS

The Company's primary source of funds has historically been customer deposits. The Banks strive to maintain a high percentage of noninterest-bearing deposits, which are low cost funds and result in higher interest margins. At December 31, 1996, 1995, and 1994, the Company's ratios of noninterest-bearing deposits to total deposits were 16.9%, 15.7%, and 15.6%, respectively.

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

The following table sets forth the average balances for each major category of deposit and the weighted-average interest rate paid for deposits in 1996, 1995 and 1994.


                                                                   YEAR ENDED DECEMBER 31,
                                                   1996                     1995                     1994
                                           AVERAGE      INTEREST     AVERAGE     INTEREST     AVERAGE      INTEREST
            ($ in thousands)               BALANCE         RATE       BALANCE       RATE      BALANCE        RATE
Interest-bearing demand deposits            $56,483        4.44%     $43,558        4.28%     $37,089        3.75%
Savings deposits                             14,822        3.02%      15,411        3.18%      16,361        3.20%
Time deposits                                82,840        5.91%      75,340        6.03%      54,871        4.58%
Noninterest-bearing demand deposits          29,060                   21,598                   22,508
                                           --------                 --------                 --------
     Total                                 $183,205                 $155,907                 $130,829
                                           ========                 ========                 ========


The following table shows the amounts and maturities of certificates of deposit that had balances of more than $100,000 at December 31, 1996, 1995 and 1994.

                                                                                 DECEMBER 31,
                         ($ in thousands)                              1996         1995         1994
Certificates of Deposit over $100,000 with remaining maturity:

     Less than three months                                           $12,103       $8,541       $6,576
     Three to six months                                                3,635        5,106        1,098
     Over six months to one year                                        8,312        5,994        2,521
     Over one year                                                        504        2,052        5,711
                                                                     --------     --------     --------
          Total                                                       $24,554      $21,693      $15,906
                                                                     ========     ========     ========

                         UNITED SECURITY BANCORPORATION


COMPETITION

While the Company encounters a great deal of competition in its lending activities, management believes there is less competition in the Company's specialty middle market and neighborhood bank niche than there was a few years ago. The Company believes that its competitive position has been strengthened by the consolidation in the banking industry, which has resulted in a focus on the larger accounts with less contact between the bank officers and their customers. The Company's strategy by contrast, is to remain a middle market lender, which maintains close long-term relationships with its customers.

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

EMPLOYEES

As of December 31, 1996, the Company had 150 employees, of which 67 were employed by USB, 36 were employed by HSB, 19 were employed by USB Insurance, 3 were employed by USB Leasing, 19 were employed by USB Mortgage, and 6 were employed by the Parent Company, United Security Bancorporation. None of the Company's employees are covered by a collective bargaining agreement. Management believes relations with the Company's employees are good. United Security Bancorporation is located at 9506 N. Newport Hwy., Spokane, WA 99218 and the telephone number is 509-467-6949. For the branches acquisition disclosed on page 5 management anticipates acquiring approximately 18 full-time equivalent employees as part of the acquisition and also hiring an additional approximately 5 lending officers for customer loan origination services.

                           UNITED SECURITY BANCORPORATION



EFFECT OF GOVERNMENTAL POLICY

One of the most significant factors affecting the Bank's earnings is the difference between the interest rates paid by the Bank on its deposits and its other borrowings and the interest rates earned by the Bank on loans to its customers and securities owned by the Bank. The yields of its assets and the rates paid on its liabilities are sensitive to changes in prevailing interest rates. Thus, the earnings and growth of the Bank will be influenced by general economic conditions, the monetary and fiscal policies of the federal government, and the policies of regulatory agencies, particularly the Federal Reserve Board, which implements national monetary policy. An important function of the Federal Reserve System is to regulate the money supply and credit conditions in order to mitigate recessionary and inflationary pressures. Among the techniques used to implement these objectives are open market operations in United States government securities and changes in reserve requirements of banks and in the cost of short-term bank borrowings. These techniques influence overall growth and distribution of credit, bank loans, investments and deposits, and may also affect interest rates charged on loans or paid on deposits. The nature and impact of any future changes in monetary policies cannot be predicted.

From time to time, legislation has been enacted which has the effect of increasing the cost of doing business, limiting or expanding permissible activities, or affecting the competitive balance between banks and other financial institutions. Legislative proposals which could affect the Company and the banking business in general have been proposed and may be introduced before the United States Congress and other governmental bodies. These proposals may alter the Company's structure, regulation, disclosure and reporting requirements. In addition, various banking regulatory agencies frequently propose rules and regulations to implement and enforce existing legislation. It cannot be predicted whether or in what form any such legislation or regulations will be enacted or the extent to which the business of the Company would be affected thereby.


SUPERVISION AND REGULATION

General. As a bank holding company, the Company is subject to regulation under the Bank Holding Company Act of 1956, as amended (the "BHCA"), and its examination and reporting requirements. Under the BHCA, a bank holding company may not directly or indirectly acquire the ownership or control of more than 5% of the voting shares or substantially all of the assets of any company, including a bank or savings and loan association, without the prior approval of the Federal Reserve Board. In addition, bank holding companies are generally prohibited under the BHCA from engaging in nonbanking activities, subject to certain exceptions.

The Company and its subsidiaries are subject to supervision and examination by applicable federal and state banking agencies. The earnings of the Company's subsidiaries, and therefore the earnings of the Company, are affected by general economic conditions, management policies and the legislative and governmental actions of various regulatory authorities, including the Federal Reserve Board, the FDIC, the Division of Finance and various other state financial institution regulatory agencies. In addition, there are numerous governmental requirements and regulations that affect the activities of the Company and its subsidiaries.

Certain Transactions with Affiliates. There are various legal restrictions on the extent to which a bank holding company and certain of its nonbank subsidiaries can borrow or otherwise obtain credit from its bank subsidiaries. In general, these restrictions require that any such extensions of credit must be on nonpreferential terms and secured by designated amounts of specified collateral and be limited, as to any one of the holding company or such nonbank subsidiaries, to 10% of the lending bank's capital stock and surplus, and as to the holding company and all such nonbank subsidiaries in the aggregate, to 20% of such capital stock and surplus.

Payment of Dividends. The Company is a legal entity separate and distinct from the Banks, the Mortgage Company, the Leasing Company and Insurance Company. The principal source of the Company's revenues is dividends from the Bank. Various federal and state statutory provisions limit the amount of dividends the Bank can pay to the Company without regulatory approval. The approval of appropriate federal or state bank regulatory agencies is required for any dividend if the total of all dividends declared by the Bank in any calendar year would exceed the total of the institution's net profits, as defined by regulatory agencies, for such year combined with its retained net profits for the preceding two years. The payment of dividends by the Bank may also be affected by other factors, such as the maintenance of adequate capital.

Capital Adequacy. The Federal Reserve Board has issued standards for measuring capital adequacy for bank holding companies. These standards are designed to provide risk-responsive capital guidelines and to incorporate a consistent framework for use by financial institutions operating in major international financial markets. The banking regulators have issued standards for banks that are similar to, but not identical with, the standards for bank holding companies.

In general, the risk-related standards require financial institutions and financial institution holding companies to maintain capital levels based on "risk adjusted" assets, so that categories of assets with potentially higher credit risk will require more capital backing than categories with lower credit risk. In addition, financial institutions and financial institution holding companies are required to maintain capital to support off-balance sheet activities such as loan commitments.

FDIC Insurance Assessments. The subsidiary depository institutions of the Company are subject to FDIC deposit insurance assessments. The FDIC has adopted a risk-based premium schedule. Each financial institution is assigned to one of three capital groups--well capitalized, adequately capitalized or undercapitalized--and further assigned to one of three subgroups within a capital group, on the basis of supervisory evaluations by the institution's primary federal and, if applicable, state supervisors, and on the basis of other information relevant to the institution's financial condition and the risk posed to the applicable insurance fund. The actual assessment rate applicable to a particular institution will, therefore, depend in part upon the risk assessment classification so assigned to the institution by the FDIC. See "--FIRREA and FDICIA."

The Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA"), adopted in August 1989 to provide for the resolution of insolvent savings associations, required the FDIC to establish separate deposit insurance funds--the Bank Insurance Fund ("BIF") for banks and the Savings Association Insurance Fund ("SAIF") for savings associations. FIRREA also required the FDIC to set deposit insurance assessments at such levels as would cause BIF and SAIF to reach their "designated reserve ratios" of 1.25 percent of the deposits insured by them within a reasonable period of time. Due to low costs of resolving bank insolvencies in the last few years, BIF reached its designated reserve ratio in May 1995. As a result, effective January 1, 1996, the FDIC eliminated deposit insurance assessments (except for the minimum $2,000 payment required by law) for banks that are well capitalized and well managed and reduced the deposit insurance assessments for all other banks.

Support of Subsidiary Bank. Under Federal Reserve Board policy, the Company is expected to act as a source of financial strength to the Bank and to commit resources to support the Bank in circumstances where it might not choose to do so absent such a policy. This support may be required at times when the Company may not find itself able to provide it. In addition, any capital loans by the Company to the Bank would also be subordinate in right of payment to deposits and certain other indebtedness of such subsidiary.

Consistent with this policy regarding bank holding companies serving as a source of financial strength for their subsidiary banks, the Federal Reserve Board has stated that, as a matter of prudent banking, a bank holding company generally should not maintain a rate of cash dividends unless its net income available to common shareholders has been sufficient to fully fund the dividends and the prospective rate of earnings retention appears consistent with the bank holding company's capital needs, asset quality and overall financial condition.

FIRREA and FDICIA. FIRREA contains a cross-guarantee provision which could result in insured depository institutions owned by the Company being assessed for losses incurred by the FDIC in connection with assistance provided to, or the failure of, any other insured depository institution owned by the Company. Under FIRREA, failure to meet the capital guidelines could subject a banking institution to a variety of enforcement remedies available to federal regulatory authorities, including the termination of deposit insurance by the FDIC.

The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") made extensive changes to the federal banking laws. FDICIA instituted certain changes to the supervisory process, including provisions that mandate certain regulatory agency actions against undercapitalized institutions within specified time limits. FDICIA contains various other provisions that may affect the operations of banks and savings institutions.

The prompt corrective action provision of FDICIA requires the federal banking regulators to assign each insured institution to one of five capital categories ("well capitalized," "adequately capitalized" or one of three "undercapitalized" categories) and to take progressively more restrictive actions based on the capital categorization, as specified below. Under FDICIA, capital requirements would include a leverage limit, a risk-based capital requirement and any other measure of capital deemed appropriate by the federal banking regulators for measuring the capital adequacy of an insured depository institution. All institutions, regardless of their capital levels, are restricted from making any capital distribution or paying any management fees that would cause the institution to fail to satisfy the minimum levels for any relevant capital measure.

The FDIC and the Federal Reserve Board adopted capital-related regulations under FDICIA. Under those regulations, a bank will be well capitalized if it:
(i) had a risk-based capital ratio of 10% or greater; (ii) had a ratio of Tier 1 capital to risk-adjusted assets of 6% or greater; (iii) had a ratio of Tier 1 capital to adjusted total assets of 5% or greater; and (iv) was not subject to an order, written agreement, capital directive or prompt corrective action directive to meet and maintain a specific capital level for any capital measure. An association will be adequately capitalized if it was not "well capitalized" and: (i) had a risk-based capital ratio of 8% or greater; (ii) had a ratio of Tier 1 capital to risk-adjusted assets of 4% or greater; and
(iii) had a ratio of Tier 1 capital to adjusted total assets of 4% or greater (except that certain associations rated "Composite 1" under the federal banking agencies' CAMEL rating system may be adequately capitalized if their ratios of core capital to adjusted total assets were 3% or greater).

FDICIA also makes extensive changes in existing rules regarding audits, examinations and accounting. It generally requires annual on-site, full scope examinations by each bank's primary federal regulator. It also imposes new responsibilities on management, the independent audit committee and outside accountants to develop or approve reports regarding the effectiveness of internal controls, legal compliance and off-balance sheet liabilities and assets.

Depositor Preference Statute. Legislation enacted in August 1993 provides a preference for deposits and certain claims for administrative expenses and employee compensation against an insured depository institution, in the liquidation or other resolution of such an institution by any receiver. Such obligations would be afforded priority over other general unsecured claims against such an institution, including federal funds and letters of credit, as well as any obligation to shareholders of such an institution in their capacity as such.

The Interstate Banking and Community Development Legislation. In September 1994, legislation was enacted that is expected to have a significant effect in restructuring the banking industry in the United States. The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 ("Riegle-Neal") facilitates the interstate expansion and consolidation of banking organizations by permitting (i) bank holding companies that are adequately capitalized and managed, one year after enactment of the legislation, to acquire banks located in states outside their home states regardless of whether such acquisitions are authorized under the law of the host state, (ii) the interstate merger of banks after June 1, 1997, subject to the right of individual states to "opt in" or to "opt out" of this authority before that date, (iii) banks to establish new branches on an interstate basis provided that such action is specifically authorized by the law of the host state, (iv) foreign banks to establish, with approval of the regulators in the United States, branches outside their home states to the same extent that national or state banks located in the home state would be authorized to do so, and (v) banks to receive deposits, renew time deposits, close loans, service loans and receive payments on loans and other obligations as agent for any bank or thrift affiliate, whether the affiliate is located in the same state or a different state. One effect of Riegle-Neal is to permit the Company to acquire banks located in any state and to permit bank holding companies located in any state to acquire banks and bank holding companies in Missouri. Overall, Riegle-Neal is likely to have the effects of increasing competition and promoting geographic diversification in the banking industry.

                         UNITED SECURITY BANCORPORATION


FACILITIES
At December 31, 1996, the Company owned or leased facilities in seven locations in northeastern Washington and three locations in southeastern Washington. The following table shows the size and age of each of the facilities owned or leased by the Company at such date, and the rental rate of each facility. The Company owns each of the owned facilities described below, which were leased to its subsidiaries described below for a 5 year term.

                                                                                               Approximate square        Year
                                                                       Approximate               footage building     constructed
                                                  Approximate         square footage          area now utilized for    or last
                                               land area (s.f.)    building area (s.f.)      banking services (s.f.)  renovated
Leased facilities:
     Chewelah Branch(1)                             12,000                 9,600                      8,864             1983
     Ione Branch(2)                                  5,000                 3,000                      3,000             1983
     Spokane Downtown(3)                             5,601                 8,700                      8,700             1995

Owned facilities:
     Colville Branch(4)                             10,800                 7,653                      3,436             1991
     Kettle Falls Branch(5)                         10,000                 4,702                      2,825             1982
     Spokane Northpointe Branch(6)                  50,000                11,223                     10,400             1993
     Spokane Valley Branch(7)                       22,500                 6,978                      3,975             1994
     Sunnyside Branch(8)                            12,000                 5,120                      5,000             1992
     Prosser Branch(9)                              10,000                 3,668                      5,000             1989
     Yakima Branch(10)                              12,000                 9,986                      7,686             1995

---------------------

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

(2) USB leased this facility at an annual rental of $4.27 per square foot or $12,810 per year. USB's lease agreement for the facility expires in 2010. See Note 11 in the Consolidated Financial Statements.

(3) USB leased this facility at an annual rental of $8.76 per square foot or $60,000 per year. USB's lease agreements for the facility expires in 2005. The facility is leased from a Company partially owned by Directors of the Company. USB Mortgage leases approximately 1,850 square feet of shared office space at an annual rate of $10 per square foot or $18,600 per year. Their lease expires in 2000.

(4) The Company leases approximately 3,064 square feet of this facility to USB Insurance at an annual rental of $9.50 per square foot, or $29,000 per year and 4,589 square feet to USB, or $43,476 per year.

(5) The Company leases this facility to USB and USB Insurance, square footage of approximately 4,227 and 475, respectively. At an amount of $37,620 and $4,440 per year, respectively.

(6) The Company leases this facility to USB and USB Mortgage, square footage of approximately 9,009 and 878, respectively. At an amount of $100,344 and $9,780 per year, respectively. The remainder of the space is used by the Company as its headquarters.

(7) The Company leases this facility to USB, USB Mortgage, USB Leasing, a securities brokerage firm, and a pharmaceutical, square footage of approximately 3,080; 1,129; 775; 768; and 225, respectively. At an amount of $27,456; $10,068; $8,460; $9,256; and $4,200 per year, respectively.

(8)  The Company leases this facility to HSB for $56,004 per year.

(9)  The Company leases this facility to HSB for $34,008 per year.

(10) The Company leases this facility to HSB at an annual rental of $9.80 per square foot or $97,800 per year. HSB subleased approximately 2,300 square feet of space to a law firm at an annual rental of $15 per square foot or $34,500 per year.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of the Company's shareholders during the fourth quarter of 1996.

                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET INFORMATION. Effective in May, 1995 the Common Stock was approved for quotation on the Nasdaq National Market System (NASDAQ) under the symbol "USBN". Prior to NASDAQ quotation, the Common Stock was traded on a limited basis in the over-the-counter market. The following table sets out the high and low bid prices per share for the Common Stock for the first quarter of 1997, and for 1996 and 1995 as reported by NASDAQ. Prior to May, 1995 the stock price quotes were reported by the primary broker.

                                            1997                    1996                    1995
                                      HIGH        LOW         HIGH        LOW         HIGH        LOW
First Quarter(1)                    $15.13      $12.73      $12.27      $10.80       $6.19       $5.48
Second Quarter                                               $12.27      $10.68       $6.95       $6.39
Third Quarter                                                $13.64      $10.68       $8.67       $6.48
Fourth Quarter                                               $13.86      $11.59      $11.56       $8.05

----------------------
(1)  Through February 28, 1997


HOLDERS. The number of holders of common stock of record on February 28, 1997 was approximately 1,200.

DIVIDENDS. The Company has declared and paid the following dividends subsequent to January 1, 1994: On January 28, 1994, the Company paid a 15% stock dividend; on July 31, 1994, the Company paid a $.07 cash dividend; on February 14, 1995, the Company paid a 10% stock dividend; on August 23, 1995, the Company paid a 10% stock dividend; and on February 5, 1996 and February 25, 1997 the Company issued 10% stock split-ups. On July 15, 1994, the Company also effected a two-for-one stock split. Cash dividend amounts have been adjusted to give retroactive effect to the reported stock dividends, stock split-ups and to the two-for-one stock split. See Note 12 to the Consolidated Financial Statements.

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

Payment of dividends, including stock dividends, is subject to regulatory limitations. Under federal banking law, the payment of dividends by the Company and the Banks is subject to capital adequacy requirements established by the Federal Reserve Board and the FDIC. Under Washington general corporate law as it applies to the Company, no cash dividend may be declared or paid, if, after giving effect to the dividend, the Company is insolvent or the liabilities of the Company exceed the Company's assets. Payment of dividends, including stock dividends, on the Common Stock is also affected by statutory limitations, which restrict the ability of the Banks to pay upstream dividends to the Company. Under Washington banking law as it applies to the Banks, no dividend may be declared or paid in an amount greater than net profits then available, and after a portion of such net profits have been added to the surplus funds of the Bank.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

OVERVIEW

The Company's net income is derived primarily from net interest income of the Banks, which is the difference between interest earned on their loan and investment portfolios and their cost of funds, primarily interest paid on deposits and borrowings. The Banks have historically enjoyed above average net interest margins (net interest income divided by average interest-earning assets), primarily because of loan pricing and because a high percentage of the Banks' deposits are noninterest-bearing demand deposits, which involve no interest cost to the Banks. At December 31, 1996, 16.9% of the Company's total deposits were noninterest-bearing. For the years ended December 31, 1996, 1995, and 1994, the Company's average net interest margins were 6.4%, 6.1%, and 6.0%, respectively. See Liquidity and Capital Resources.

Net income is also affected by levels of provisions for loan losses, noninterest income (primarily service charges on deposits, insurance commissions, life insurance proceeds, and other operating income) and noninterest expenses (primarily salaries and benefits, occupancy expense, data processing cost, business and occupation tax, and other operating expenses). For the three years ended December 31, 1996, 1995, and 1994, the provision for loan losses was $1,006,000, $317,000, and $585,000, respectively. Net charge-offs during the year ended December 31, 1996 were $363,000 as compared to $172,000 and $141,000 during 1995 and 1994, respectively. For the three years ended December 31, 1996, 1995, and 1994 noninterest income as a percentage of personnel expenses was 50%, 76%, and 58%, respectively.

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

                                                                                                YEAR ENDED DECEMBER 31,
                                                                 1996                                 1995
                                                         AVERAGE                              AVERAGE
                   ($ in thousands)                      BALANCE     INTEREST       %         BALANCE     INTEREST       %
                        ASSETS
Loans                                                     $161,708     $18,483       11.43%    $131,558     $14,930       11.35%
Lease financing                                              2,401         282       11.75%         260          46       17.69%
Taxable securities                                          15,404       1,038        6.74%      24,030       1,634        6.80%
Nontaxable securities                                        3,732         208        5.57%         228          13        5.70%
Federal funds sold                                           7,460         402        5.39%       3,788         205        5.41%
Time deposits with other banks                               5,935         306        5.16%       3,746         228        6.09%
                                                         ---------   ---------   ---------    ---------   ---------   ---------
  Total interest earning assets                            196,640     $20,719       10.54%     163,610     $17,056       10.42%
                                                                     =========   =========                =========   =========
Noninterest earning assets                                  19,066                               14,804
                                                         ---------                            ---------
  Total assets                                            $215,706                             $178,414
                                                         =========                            =========

                      LIABILITIES
Interest-bearing demand deposits                           $56,483      $2,506        4.44%     $43,558      $1,865        4.28%
Savings deposits                                            14,822         447        3.02%      15,411         490        3.18%
Time deposits                                               82,840       4,897        5.91%      75,340       4,546        6.03%
                                                         ---------   ---------   ---------    ---------   ---------   ---------
  Total interest-bearing deposits                          154,145       7,850        5.09%     134,309       6,901        5.14%
Short-term debt                                                105           5        4.76%       1,084          35        3.23%
Long-term debt                                               3,077         292        9.49%         779          78       10.01%
                                                         ---------   ---------   ---------    ---------   ---------   ---------
  Total interest-bearing liabilities                       157,327      $8,147        5.18%     136,172      $7,014        5.15%
                                                                     =========   =========                =========   =========
Noninterest bearing demand deposits                         29,060                               21,598
Other noninterest bearing liabilities                        2,695                                1,303
                                                         ---------                            ---------
  Total liabilities                                        189,082                              159,073

                 STOCKHOLDERS' EQUITY                       26,624                               19,341
                                                         ---------                            ---------
  Total liabilities and stockholders' equity              $215,706                             $178,414
                                                         =========                            =========
Net interest income                                                    $12,572        5.36%                 $10,042        5.27%
                                                                     =========   =========                =========   =========
Net interest margin to average
  earning assets                                                                      6.39%                                6.14%
                                                                                 =========                            =========




                                                                  1994
                                                      AVERAGE
                                                      BALANCE     INTEREST       %
                   ($ in thousands)
                        ASSETS
Loans                                                 $106,003     $11,223       10.59%
Lease financing                                             29           8       27.59%
Taxable securities                                      16,601         902        5.43%
Nontaxable securities                                      128           3        2.34%
Federal funds sold                                       5,899         216        3.66%
Time deposits with other banks                           1,091          35        3.21%
                                                     ---------   ---------   ---------                                        18
  Total interest earning assets                        129,751     $12,387        9.55%
                                                                 =========   =========
Noninterest earning assets                              15,244
                                                     ---------
  Total assets                                        $144,995
                                                     =========

                      LIABILITIES
Interest-bearing demand deposits                       $37,089      $1,389        3.75%
Savings deposits                                        16,361         523        3.20%
Time deposits                                           54,871       2,515        4.58%
                                                     ---------   ---------   ---------
  Total interest-bearing deposits                      108,321       4,427        4.09%
Short-term debt                                          1,447         111        7.67%
Long-term debt                                             814          81        9.95%
                                                     ---------   ---------   ---------
  Total interest-bearing liabilities                   110,582      $4,619        4.18%
                                                                 =========   =========
Noninterest bearing demand deposits                     22,508
Other noninterest bearing liabilities                    1,444
                                                     ---------
  Total liabilities                                    134,534

                 STOCKHOLDERS' EQUITY                   10,461
                                                     ---------
  Total liabilities and stockholders' equity          $144,995
                                                     =========
Net interest income                                                 $7,768        5.37%
                                                                 =========   =========
Net interest margin to average
  earning assets                                                                  5.99%
                                                                             =========

Nonaccrual loans are included with loan balances. Average balances are based on quarterly balances for 1994.

                         UNITED SECURITY BANCORPORATION


The following table illustrates the changes in the Company's net interest income due to changes in volumes and interest rates.

                                                                   1996 VS 1995                         1995 VS 1994
                                                             INCREASE (DECREASE) IN NET INTEREST INCOME DUE TO CHANGES IN
                   ($ in thousands)                      Volume       Rate       Total        Volume       Rate       Total
INTEREST EARNING ASSETS
Loans                                                      $3,669        $120      $3,789       $2,731      $1,014      $3,745
Securities                                                   (348)        (53)       (401)         407         335         742
Federal funds sold                                            199          (2)        197          (77)         66         (11)
Interest-bearing deposits in other banks                      133         (55)         78           85         108         193
                                                         --------   ---------   ---------     --------   ---------   ---------
     Total interest earning assets                          3,653          10       3,663        3,146       1,523       4,669
                                                         --------   ---------   ---------     --------   ---------   ---------

INTEREST BEARING LIABILITIES
Interest-bearing demand deposits                              553          88         641          242         234         476
Savings deposits                                              (19)        (24)        (43)         (30)         (3)        (33)
Time deposits                                                 453        (102)        351          938       1,093       2,031
                                                         --------   ---------   ---------     --------   ---------   ---------
     Total interest bearing deposits                          987         (38)        949        1,150       1,324       2,474
Short-term debt                                               (32)          2         (30)         (28)        (48)        (76)
Long-term debt                                                230         (16)        214           (3)                     (3)
                                                         --------   ---------   ---------     --------   ---------   ---------
     Total interest bearing liabilities                     1,185         (52)      1,133        1,119       1,276       2,395
                                                         --------   ---------   ---------     --------   ---------   ---------
Total increase (decrease) in net interest income           $2,468         $62      $2,530       $2,027        $247      $2,274
                                                         ========   =========   =========     ========   =========   =========

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

The Banks' operating strategies focus on asset/liability management. The purpose of asset/liability management ("ALM") is to provide stable net interest income growth by protecting the Banks' and the Company's earnings from undue interest rate risk. Each of the Banks follows an ALM policy for controlling exposure to interest rate risk. The ALM policy is established by a committee in each Bank and is reviewed, approved and administered by the asset/liability committee of the Company. In order to control risk in a rising interest rate environment, management's philosophy has been to shorten the average maturity of the investment portfolio in order to achieve a more asset sensitive position, therefore allowing quicker asset repricing. Conversely, in a declining interest rate environment, the philosophy is to lengthen the average maturity of the investment portfolio, thereby becoming more liability sensitive.

The ALM policy is also designed to maintain an appropriate balance between rate-sensitive assets and liabilities in order to maximize interest rate spreads. The Banks monitor the sensitivity of their assets and liabilities with respect to changes in interest rates and maturities, and direct the allocation of their funds accordingly. The strategy of each Bank has been to maintain, to the extent possible, a balanced position between assets and liabilities, and to place emphasis on the sensitivity of its assets. Generally, the Banks attempt to maintain liquid assets, in order to meet funding requirements in the current period, and a ratio of interest income to average earning assets of 4% to 6%. At December 31, 1996, the net interest margins of USB and HSB were 5.11% and 5.08%, respectively. Should interest rates trend upward in the near future, the Company could become more asset sensitive through the sale of investment securities, although the amount realized on the sale would be adversely affected by the increased rates. Management believes there will be less movement in rates on short-term liabilities such as

                         UNITED SECURITY BANCORPORATION


savings, negotiable order of withdrawal ("NOW") accounts and money market accounts in an increasing interest rate environment than in rates on the Company's interest-earning assets.


The following table sets forth the Company's contractual payment, maturity or repricing information for interest-earning assets and interest-bearing liabilities, and the resulting cumulative interest rate gap as of December 31, 1996. The amounts in the table are derived from internal data from the Company and could be significantly affected by factors such as changes in prepayment experience, early withdrawals of deposits and competition. Mortgage-backed securities, which are included with securities are estimated and based on the average lives of the underlying mortgage loans, adjusted to incorporate prepayment assumptions.

                                                              ESTIMATED MATURITY OR REPRICING
                                                             THREE MONTHS
                                                 LESS THAN   TO LESS THAN   ONE TO    OVER FIVE
                ($ in thousands)                THREE MONTHS   ONE YEAR   FIVE YEARS    YEARS       TOTAL
INTEREST-EARNING ASSETS:
Fixed-rate loans                                    $15,910      $12,408     $53,059     $18,360     $99,737
Floating-rate loans                                  78,683                                          78,683
Securities                                              590        1,792       9,970       3,261      15,613
Other interest-earning assets                        16,743          250                              16,993
                                                ------------------------------------------------------------
     Total interest-earning assets                 $111,926      $14,450     $63,029     $21,621    $211,026
                                                ============================================================
INTEREST-BEARING LIABILITIES:
Savings and NOW accounts                            $80,735                                          $80,735
Certificates of deposit over $100,000                12,103       11,947         504                  24,554
Other time deposits                                  16,476       36,809       5,544                  58,829
Long-term debt                                        2,496           13         103         630       3,242
                                                ------------------------------------------------------------
     Total interest-bearing liabilities            $111,810      $48,769      $6,151        $630    $167,360
                                                ============================================================

Interest sensitivity gap                               $116     ($34,319)    $56,878     $20,991
Cumulative interest sensitive gap                       116      (34,203)     22,675      43,666
As a percentage of total assets                        0.05%      -14.80%       9.81%      18.90%


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

                         UNITED SECURITY BANCORPORATION



The following table presents the aggregate maturities of loans in each major category of the Banks' loan portfolios at December 31, 1996. Actual maturities may differ from the contractual maturities shown below as a result of renewals and prepayments.

                                                AGGREGATE MATURITIES AT DECEMBER 31, 1996
                                              LESS THAN     ONE TO     OVER FIVE
              ($ in thousands)                 ONE YEAR   FIVE YEARS     YEARS       TOTAL
Commercial, financial and agricultural          $46,043     $44,528     $32,136    $122,707
Real estate-mortgage                              6,515      14,036       8,767      29,318
Real estate-construction                          8,992         927          35       9,954
Consumer                                          2,244       6,711       1,572      10,527
Other                                             2,909       3,188         325       6,422
                                             ----------------------------------------------
     Total                                      $66,703     $69,390     $42,835    $178,928
                                             ==============================================


RESULTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 1996 AND 1995

GENERAL. The Company's net income was $3,162,000 for the year ended December 31, 1996. Net interest income improved 25% from $10,042,000 to $12,572,000 due to strong loan demand. 1996 earnings were decreased by an operating loss of $860,000 due to a former Home Security Bank employee embezzlement. The Company has made a claim for the loss under the terms and conditions of its Financial Institution Bond. The claim was timely filed. The Bond provides $2.8 million in coverage with a $50,000 deductible. The Insurance carrier has confirmed that the coverage was in effect and the loss will be covered unless an exclusion applies or coverage terminated. Under the terms of the policy, the coverage terminates as soon as any director or officer not in collusion with the embezzler becomes aware of the defalcation. In that event, USB would be entitled to recover only the amount of the defalcation up to the date of such knowledge. This possibility exists here because the embezzler had a personal relationship with the president of the bank who resigned approximately six months before the defalcation was discovered. His termination had nothing to do with the defalcation. To date, the bank is aware of no evidence indicating that the president of the bank had any knowledge of the defalcation. Management expects to recover $715,000 of the recorded loss from its insurance company less the $50,000 insurance policy deductible. The remaining $145,000 is interest expense due customers, which had been appropriately added to their deposit balance. Earnings were $3,751,000 for the year ended December 31, 1995, which included $651,000 from the net life insurance proceeds from the death of a key employee.

Return on average assets and equity were 1.47% and 11.90%, respectively, for fiscal 1996, as compared to 2.10% and 19.39%, respectively, for fiscal 1995. Total assets increased 21% to $231,049,000 for the year ended December 31, 1996 from $191,578,000 as of December 31, 1995. Total loans increased 25% to $178,420,000 from $143,252,000 the previous year-end. The increase in loans resulted from an increase in loan demand throughout the two Banks service areas and increased loan and lease activity for the two nonbank subsidiaries, USB Mortgage and USB Leasing.

Return on assets and equity in 1995 were 1.67% and 15.36%, respectively before the net life insurance proceeds described above. Equity was increased by $8.5 million in 1995 from the public offering completed in June. See Liquidity and Capital Resources for further information.

Deposits increased 21% to $197,399,000 as of December 31, 1996 from $163,791,000 the previous year. Noninterest bearing demand deposits increased 30% to $33,281,000 as of December 31, 1996.

NET INTEREST INCOME. The Company's net interest spread was 5.36% in 1996 compared to 5.27% and 5.37% in 1995 and 1994, respectively. The net interest margin to average earning assets was 6.39%, 6.14%, and 5.99% for 1996, 1995, and 1994, respectively. Net interest income increased 25% to $12,572,000 for 1996 from $10,042,000 the previous year.

                         UNITED SECURITY BANCORPORATION


NONINTEREST INCOME AND EXPENSE. Noninterest income, which consists of service charges, commissions, life insurance proceeds, and other income, decreased 21% to $2,981,000 in 1996 compared to $3,765,000 the previous year. The decline was due to $1,030,000 of life insurance proceeds received in 1995 described above. Noninterest income was 9% higher in 1996 without the one-time gain for the life insurance proceeds. Fees and service charges for banking services increased by 25% in 1996. Noninterest expense increased 17% to $9,872,000 during 1996 compared to $8,414,000 in 1995. The Banks opened branches in downtown Spokane and in Yakima in late 1995, also the mortgage and leasing subsidiaries significantly increased activity during 1996. As described above 1996 noninterest expense was increased by $860,000 due to an operating loss. In 1995 noninterest expense included $379,000 due to death benefit expense.


YEARS ENDED DECEMBER 31, 1995 AND 1994

GENERAL. The Company's net income increased 90% to $3,751,000 for the year ended December 31, 1995, from $1,978,000 for the year ended December 31, 1994, primarily as a result of an increase in net interest income attributed to strong loan demand. Earnings increased 17% or $651,000 from life insurance proceeds net of death benefits expense from the death of a key employee.

Return on average assets and equity were 2.10% and 19.39%, respectively, for fiscal 1995, as compared to 1.36% and 18.91%, respectively, for fiscal 1994. Total assets increased 17% to $191,578,000 for the year ended December 31, 1995 from $163,911,000 as of December 31, 1994. Total loans increased 17% to $143,252,000 from $122,327,000 the previous year-end. The increase in loans resulted from an increase in loan demand throughout the two Banks service areas.

Return on assets and equity in 1995 were 1.67% and 15.36%, respectively before the life insurance proceeds income described above. Equity was increased $8.5
million in 1995 from the public offering completed in June.   See Liquidity and
Capital Resources for further information.

Deposits increased 12% to $163,791,000 as of December 31, 1995 from $146,629,000 the previous year. Noninterest bearing demand deposits increased 12% to $25,643,000 as of December 31, 1995.

NET INTEREST INCOME. The Company's net interest margin was 5.27% in 1995 compared to 5.37% in 1994. The net interest margin to average earning assets was 6.14% and 5.99% for 1995 and 1994, respectively. Net interest income increased 29% to $10,042,000 for 1995 from $7,768,000 the previous year.

NONINTEREST INCOME AND EXPENSE. Noninterest income, which consists of service charges, commissions, life insurance proceeds, and other fees, increased 67% to $3,765,000 in 1995 compared to $2,258,000 the previous year. All categories were higher in 1995 with life insurance proceeds of $1,030,000 being a significant portion of the increase. Noninterest expense increased 31% to $8,414,000 during 1995 compared to $6,446,000 in 1994. The Banks opened branches in downtown Spokane and Yakima during 1995, also the mortgage and leasing subsidiaries significantly increased activity during the year. Noninterest expense increased $379,000 due to death benefit expense.

                         UNITED SECURITY BANCORPORATION


LIQUIDITY AND CAPITAL RESOURCES

Management believes that the Company's cash flow will be sufficient to support its existing operations for the foreseeable future. If the Company needs additional liquidity, it would be required to borrow or issue additional capital stock. The Company's ability to incur indebtedness is limited by government regulations and its ability to service borrowings is dependent upon the availability of dividends from the Banks and nonbank subsidiaries. The payment of dividends by the Banks is subject to limitations imposed by law and governmental regulations.

The Banks may borrow on a short-term basis to compensate for reductions in other sources of funds. Bank borrowings may also be used on a longer-term basis to support expanded lending activities and to match the maturity of repricing intervals of assets.

The Company's total stockholders' equity increased to $28,013,000 at December 31, 1996, from $24,863,000 at December 31, 1995 and $12,186,000 at December 31,
1994. At December 31, 1996, stockholders' equity was 12.12% of total assets, compared to 12.96% at December 31, 1995. At December 31, 1996, the Company held cash and cash-equivalent assets of $27.4 million. At such date, virtually all of the Company's investment securities ($15 million in aggregate amount) were available-for-sale.

The capital levels of the Company and each of the Banks currently exceeded applicable regulatory capital guidelines at December 31, 1996. During 1995, the Company issued and sold 1,150,000 million shares of common stock in an underwritten public offering, which yielded net proceeds to the Company after deduction of commissions, selling expenses and related offering costs of $8.5 million. Proceeds from the sale have been allocated among the Company's subsidiaries and is being used to support the growth of the Company and its subsidiaries. The Company has expanded its financial services with two of its subsidiaries, USB Leasing and USB Mortgage.

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

                         UNITED SECURITY BANCORPORATION


ITEM 7.  FINANCIAL STATEMENTS

The consolidated financial statements of the Company and its subsidiaries for the years ended December 31, 1996, 1995, and 1994, which have been audited by McFarland and Alton, P.S., are included elsewhere in this report, beginning on page 29. An index to such financial statements appears on page 28.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

During the years ended December 31, 1996, 1995, and 1994, there were no disagreements with McFarland & Alton, P.S. on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to the satisfaction of such firm, would have caused them to make reference to the subject matter of such disagreement in their reports on such financial statements.


                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

         The information requested by this item is contained in the
         registrant's 1997 proxy   statement, and is incorporated by reference
         herein.

ITEM 10. EXECUTIVE COMPENSATION.

         The information requested by this item is contained in the registrant's 1997 proxy statement, and is incorporated by reference herein.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The information requested by this item is contained in the registrant's 1997 proxy statement, and is incorporated by reference herein.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information requested by this item is contained in the registrant's 1997 proxy statement, and is incorporated by reference herein.

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

                                          UNITED SECURITY BANCORPORATION

                                          By: /s/ William C. Dashiell
                                             ----------------------------------
                                          William C. Dashiell, its
                                          President and Chief Executive Officer
                                          Date:  March 18, 1997

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         By: /s/ David C. Blankenship              By: /s/ Chad Galloway
             ------------------------------            ---------------------------------------
             David C. Blankenship, Director            Chad Galloway, Vice President and
         Date:  March 18, 1997                              Chief Financial Officer
                                                   Date:  March 18, 1997

         By: /s/ Rand Elliott                      By: /s/ James L. Moe
             ------------------------------            ---------------------------------------
               Rand Elliott, Director                    James L. Moe, Director
         Date:  March 18, 1997                     Date:  March 18, 1997


         By: /s/ Robert J. Gardner                 By: /s/ Keith P. Sattler
            -------------------------------            ---------------------------------------
              Robert J. Gardner, Director               Keith P. Sattler, Director
         Date:  March 18, 1997                     Date:  March 18, 1997


         By: /s/ Robert L. Golob                   By: /s/ Dann Simpson
             ------------------------------            ---------------------------------------
              Robert L. Golob, Director                 Dann Simpson, Director
         Date:  March 18, 1997                     Date:  March 18, 1997


         By: /s/ Stanley W. Horton                 By: /s/ Norman J. Traaen
             ------------------------------            ------------------------------
              Stanley W. Horton, Director               Norman J. Traaen, Director
         Date:  March 18, 1997                     Date:  March 18, 1997

                         UNITED SECURITY BANCORPORATION


                               TABLE OF CONTENTS



INDEPENDENT AUDITOR'S  REPORT ON CONSOLIDATED
 FINANCIAL STATEMENTS                                                29





CONSOLIDATED FINANCIAL STATEMENTS

     CONSOLIDATED STATEMENTS OF CONDITION                            30

     CONSOLIDATED STATEMENTS OF INCOME                               31

     CONSOLIDATED STATEMENTS OF CHANGES IN
     STOCKHOLDERS' EQUITY                                            32

     CONSOLIDATED STATEMENTS OF CASH FLOWS                           33

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                      34 - 56

                         UNITED SECURITY BANCORPORATION


                          Independent Auditor's Report

Board of Directors and Shareholders
United Security Bancorporation
Spokane, Washington

We have audited the accompanying consolidated statements of financial condition of United Security Bancorporation and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for the years ended December 31, 1996, 1995, and 1994. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of United Security Bancorporation and subsidiaries as of December 31, 1996 and 1995, and the results of its operations, changes in stockholders' equity, and its cash flows for the years ended December 31, 1996, 1995 and 1994, in conformity with generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, the Corporation changed its method of accounting for impaired loans effective January 1, 1995, to conform with Statement of Financial Accounting Standards Nos. 114 and 118, and its method of accounting for impairment of long-lived assets and long-lived assets to be disposed of effective January 1, 1996, to confirm with statement of Financial Standard No. 121.

February 26, 1997
except for note 21 as to
which the date is March 7, 1997
Spokane, Washington                                /s/ McFarland & Alton, P.S.

                         UNITED SECURITY BANCORPORATION


                      CONSOLIDATED STATEMENTS OF CONDITION
                           DECEMBER 31, 1996 AND 1995
                                ($ In thousands)

                                                                                           1996          1995
                                       ASSETS
Cash and due from banks                                                                 $10,430        $7,889
Overnight interest bearing deposits with other banks                                      6,223         4,337
Federal funds sold                                                                       10,770         3,355
                                                                                       --------      --------
     Cash and cash equivalents (Note 3)                                                  27,423        15,581

Securities (Note 4)                                                                      15,613        22,401

Loans, net of allowance for loan losses of $2,034 in 1996 and
     $1,391 in 1995 (Notes 2, 5, 13, and 17)                                            176,386       141,861

Accrued interest receivable                                                               2,108         1,635
Premises and equipment, net (Notes 6 and 11)                                              6,117         6,383
Foreclosed real estate                                                                      205           370
Life insurance and salary continuation assets (Note 7)                                    2,311         2,315
Other assets (Note 8)                                                                       886         1,032
                                                                                       --------      --------
     TOTAL ASSETS                                                                      $231,049      $191,578
                                                                                       ========      ========

                                    LIABILITIES
Noninterest bearing - demand deposits                                                   $33,281       $25,643
Interest bearing deposits:
     NOW and savings accounts                                                            80,735        59,044
     Time, $100,000 and over (Note 9)                                                    24,554        21,693
     Other time (Notes 9 and 11)                                                         58,829        57,411
                                                                                       --------      --------
     TOTAL DEPOSITS (Note 17)                                                           197,399       163,791

Note payable (Note 10)                                                                    2,491
Capital lease obligations (Note 11)                                                         751           767
Accrued interest payable                                                                    630           580
Other liabilities (Note 7)                                                                1,765         1,577
                                                                                       --------      --------
     TOTAL LIABILITIES                                                                  203,036       166,715

Commitments and contingencies (Notes 11, 20 and 21)

                                STOCKHOLDERS' EQUITY
Common stock, no par, shares authorized 15 million in 1996, 5 million in 1995;
     issued and outstanding 3,682,341 in 1996 and 3,332,310 in 1995 (Note 12)            21,001        20,837
Retained earnings (Note 13)                                                               7,276         4,114
Net unrealized loss on securities available-for-sale,
     net of tax of $136 in 1996 and $45 in 1995 (Note 4)                                   (264)          (88)
                                                                                       --------      --------
     TOTAL STOCKHOLDERS' EQUITY                                                          28,013        24,863
                                                                                       --------      --------
     TOTAL LIABILITIES and STOCKHOLDERS' EQUITY                                        $231,049      $191,578
                                                                                       ========      ========

The accompanying notes are an integral part of these statements.

                         UNITED SECURITY BANCORPORATION


                       CONSOLIDATED STATEMENTS OF INCOME
                 YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994
                   ($ In thousands, except per share amounts)

                                                                          1996         1995         1994
INTEREST INCOME
  Interest and fees on loans                                            $18,765      $14,976      $11,231
  Interest on securities                                                  1,246        1,647          905
  Other Interest Income                                                     708          433          251
                                                                       --------     --------     --------
     TOTAL INTEREST INCOME                                               20,719       17,056       12,387
                                                                       --------     --------     --------
INTEREST EXPENSE
  Interest on deposits                                                    7,850        6,901        4,427
  Interest on notes and capital leases                                      297          113          192
                                                                       --------     --------     --------
     TOTAL INTEREST EXPENSE                                               8,147        7,014        4,619
                                                                       --------     --------     --------

     NET INTEREST INCOME                                                 12,572       10,042        7,768
Provision for loan losses (Note 5)                                        1,006          317          585
                                                                       --------     --------     --------
     NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                 11,566        9,725        7,183
                                                                       --------     --------     --------

NONINTEREST INCOME
  Fees and service charges                                                1,109          887          758
  Insurance commissions                                                   1,200        1,255        1,160
  Securities gains, net                                                      53           53            4
  Life insurance proceeds (Note 7)                                                     1,030
  Other                                                                     619          540          336
                                                                       --------     --------     --------
     TOTAL NONINTEREST INCOME                                             2,981        3,765        2,258
                                                                       --------     --------     --------

NONINTEREST EXPENSE
  Salaries and employee benefits                                          5,960        4,980        3,875
  Occupancy expense, net                                                    618          488          268
  Equipment expense                                                         701          579          657
  Operational loss (Note 20)                                                860
  Death benefit expense (Note 7)                                                         379
  Amortization on noncompete agreements                                      23           75          172
  FDIC assessments                                                            4          209          291
  State business and occupation tax                                         279          251          189
  Other operating expense                                                 1,427        1,453          994
                                                                       --------     --------     --------
     TOTAL NONINTEREST EXPENSE                                            9,872        8,414        6,446
                                                                       --------     --------     --------

     INCOME BEFORE INCOME TAX EXPENSE                                     4,675        5,076        2,995

FEDERAL INCOME TAX EXPENSE (Note 8)                                       1,513        1,325        1,017

                                                                       --------     --------     --------
     NET INCOME                                                          $3,162       $3,751       $1,978
                                                                       ========     ========     ========

Earnings per common share                                                 $0.86        $1.20        $1.01

Weighted average shares outstanding (Note 12)                         3,675,283    3,128,638    1,953,682

The accompanying notes are an integral part of these statements.

                         UNITED SECURITY BANCORPORATION

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                 YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994
                                ($ in thousands)

                                                                                                    NET
                                                                                                 UNREALIZED
                                                                  COMMON STOCK        RETAINED     GAINS        ESOP
                                                               SHARES      AMOUNT     EARNINGS    (LOSSES)   GUARANTEE     TOTAL
Balances, January 1, 1994                                       516,551      $5,509      $3,238        ($29)       ($75)     $8,643

January 1, 1994 adoption of SFAS No. 115,
  net of taxes                                                                                           29                      29
15% stock dividend
  on January 28, 1994 (Note 12)                                  76,897       1,309      (1,309)
Issuance of common stock (Note 12)                              136,306       2,180                                           2,180
Stock split (2 for 1) issued July 15, 1994 (Note 12)            729,754
Redemption of fractional shares                                                 (10)                                            (10)
Cash dividends                                                                             (141)                               (141)
ESOP guarantee activity                                                                                              55          55
Net change in unrealized loss on available-for-sale
  securities, net of taxes                                                                             (548)                   (548)
Net income for 1994                                                                       1,978                               1,978
10% stock dividend on February 14, 1995 (Note 12)               145,372       1,214      (1,214)
                                                          -------------------------------------------------------------------------
Balances, December 31, 1994                                   1,604,880      10,202       2,552        (548)        (20)     12,186

Initial public offering of common stock
  on May 5 and June 4, 1995 (Note 12)                         1,150,000       8,455                                           8,455
10% stock dividend on August 23, 1995 (Note 12)                 274,974       2,189      (2,189)
Redemption of fractional shares                                                  (9)                                             (9)
ESOP guarantee activity                                                                                              20          20
Net change in unrealized loss on available-for-sale
  securities, net of taxes                                                                              460                     460
Net income for 1995                                                                       3,751                               3,751
10% stock split-up on February 5, 1996 (Note 12)                302,456
                                                          -------------------------------------------------------------------------
Balances, December 31, 1995                                   3,332,310      20,837       4,114         (88)                 24,863

Common stock issued for options
  exercised (Note 15)                                            15,720         171                                             171
Redemption of fractional shares                                                  (7)                                             (7)
Net change in unrealized loss on available-for-sale
  securities, net of taxes                                                                             (176)                   (176)
Net income for 1996                                                                       3,162                               3,162
10% stock split-up on February 25, 1997 (Note 12)               334,311
                                                          -------------------------------------------------------------------------
Balances, December 31, 1996                                   3,682,341     $21,001      $7,276       ($264)         $0     $28,013
                                                          =========================================================================

The accompanying notes are an integral part of these statements.

                         UNITED SECURITY BANCORPORATION


                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994
                                ($ in thousands)

                                                                                 1996         1995         1994
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income                                                                    $3,162       $3,751       $1,978
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Provision for loan losses                                                    1,006          317          585
    Depreciation and amortization                                                  507          462          433
    Amortization and accretion of securities                                        10           51          139
    Gain on sale of premises and equipment                                                       (4)          (1)
    Deferred income taxes                                                          144           34         (132)
    Gain on sale of other real estate                                                           (35)
    (Increase) decrease in assets:
      Accrued interest receivable                                                 (473)        (156)        (544)
      Life insurance and salary continuation assets                                  4         (402)      (1,913)
      Other assets                                                                  92          (24)          16
    Increase/(decrease) in liabilities:
      Accrued interest payable                                                      50          226          150
      Other liabilities                                                            188        1,105         (386)
                                                                             ---------    ---------    ---------
      NET CASH PROVIDED BY OPERATING ACTIVITIES                                  4,690        5,325          325
                                                                             ---------    ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES
  Securities available-for-sale:
    Maturities                                                                   8,436        3,535        6,572
    Sales                                                                        7,215       11,745        2,240
    Purchases                                                                   (8,898)     (13,570)     (13,075)
  Securities held-to-maturity:
    Maturities                                                                      25           10          170
    Purchases                                                                     (266)        (340)
  Net increase in loans and leases                                             (35,731)     (21,391)     (33,879)
  Purchases of premises and equipment                                             (241)      (1,777)      (1,825)
  Proceeds from sale of premises and equipment                                                   32            5
  Proceeds from foreclosed real estate sales                                       365          191          333
                                                                             ---------    ---------    ---------
       NET CASH USED IN INVESTING ACTIVITIES                                   (29,095)     (21,565)     (39,459)
                                                                             ---------    ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase in deposits                                                      33,608       17,162       32,491
  Federal funds purchased                                                                    (2,725)       2,725
  Proceeds from note payable                                                     2,529
  Principal payments on notes payable                                              (38)        (485)        (236)
  Principal payments on capital lease obligations                                  (16)         (38)         (57)
  Proceeds from issuance of capital stock                                          171        8,455        2,180
  Cash paid for redemption of fractional shares                                     (7)          (9)         (10)
  Cash dividends paid                                                                                       (141)
                                                                             ---------    ---------    ---------
       NET CASH PROVIDED BY FINANCING ACTIVITIES                                36,247       22,360       36,952
                                                                             ---------    ---------    ---------
       NET INCREASE (DECREASE) IN CASH AND
         CASH EQUIVALENTS                                                       11,842        6,120       (2,182)

Cash and cash equivalents at January 1                                          15,581        9,461       11,643

                                                                             ---------    ---------    ---------
Cash and cash equivalents at December 31                                       $27,423      $15,581       $9,461
                                                                             =========    =========    =========
Interest paid                                                                   $8,242       $6,788       $4,469
Income taxes paid                                                               $1,633       $1,168       $1,441
Supplemental Schedule of Noncash Investing and Financing Activities
     Foreclosed real estate acquired in settlement of loans                       $210         $326          $66

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

BASIS OF FINANCIAL STATEMENT PRESENTATION:
The financial statements have been prepared in accordance with generally accepted accounting principles. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of certain assets and liabilities as of the date of the statement of financial condition and certain revenues and expenses for the period. Actual results could differ, either positively or negatively, from those estimates.

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

SECURITIES:
Most of the securities are classified available-for-sale. Securities available-for-sale consist of debt and marketable equity securities. Debt securities consist primarily of obligations of the U.S. government, state governments and domestic corporations.

                         UNITED SECURITY BANCORPORATION


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Marketable equity securities consist primarily of mutual funds whose portfolios consist primarily of U.S. Government backed debt securities. Unrealized holding gains and losses, net of tax, on available-for-sale securities are excluded from earnings and reported as a net amount in a separate component of stockholders' equity until realized. Gains and losses on the sale of available-for-sale securities are determined using the specific-identification method. Premiums and discounts are recognized in interest income using the effective interest method.

Securities held-to-maturity for which the Bank has the positive intent and ability to hold to maturity are reported at cost, adjusted for premiums and discounts that are recognized in interest income using the effective interest method.

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

The accrual of interest on impaired loans is discontinued when, in management's opinion, the borrower may be unable to meet payments as they become due. When interest accrual is discontinued, all unpaid interest is reversed. Interest income is subsequently recognized only to the extent cash payments are received.

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

OTHER REAL ESTATE:
Real estate properties acquired through, or in lieu of, loan foreclosure are to be sold and are initially recorded at fair value at the date of foreclosure establishing a new cost basis. After foreclosure, valuations are periodically performed by management and the real estate is carried at the lower of carrying amount or fair value less cost to sell. Revenue and expenses from operations and changes in the valuation allowance were insignificant at December 31, 1996 and 1995.

                         UNITED SECURITY BANCORPORATION


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

PREMISES AND EQUIPMENT:
Land is carried at cost. Premises and equipment are stated at cost less accumulated depreciation over estimated useful lives, which range from 3 to 31 years. Depreciation expense is computed using primarily the straight-line method for financial statement purposes. Accelerated depreciation methods are used for federal income tax purposes. Normal costs of maintenance and repairs are charged to expense as incurred.

INTANGIBLES:
Intangible assets acquired in the form of goodwill, customer lists and covenants to not compete are being amortized using the straight-line method over five to eight years.

INCOME TAXES:
The Corporation and its subsidiaries file a consolidated federal income tax return. The income tax related to the individual entities is generally computed as if each one had filed a separate tax return and is based on amounts reported in the statements of income (after exclusion of non-taxable permanent differences such as interest on state and municipal securities) and include deferred taxes on temporary differences in the recognition of income and expense for tax and financial statement purposes. Deferred taxes are computed using the asset and liability approach as prescribed in Statement No. 109, Accounting for Income Taxes.

PER SHARE AMOUNTS:
All per share amounts have been calculated on the basis of weighted average number of shares outstanding during each year. All share and per share amounts have been adjusted giving retroactive effect to stock splits, stock split-ups, and stock dividends.

CASH EQUIVALENTS:
For the purposes of presentation in the consolidated financial statements of cash flows, cash and cash equivalents include cash on hand, amounts due from banks, certificates of deposit and bankers acceptances with original maturities of 90 days or less, federal funds sold and overnight deposits with other banks. Generally, federal funds are purchased and sold for one-day periods.

STOCK OPTIONS:
Employee stock options are accounted for under Accounting Principle Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees. Stock options are granted at exercise prices not less than the fair market value of common stock on the date of grant. Under APB No. 25, no compensation expense is recognized pursuant to the Corporation's stock options plans. The Corporation has disclosed the proforma amounts of net income and earnings per share that would have been reported had it elected to follow the fair value recognition provisions of SFAS No. 123 (Note 15).

                         UNITED SECURITY BANCORPORATION



NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RECLASSIFICATIONS:
Certain reclassifications of December 31, 1995 and 1994 balances have been made to conform with the December 31, 1996 presentation; there was no impact on net income, earnings per share or stockholders' equity as previously reported.

RECENT ACCOUNTING PRONOUNCEMENTS:
In 1996, the Financial Accounting Standards Board (FASB) issued statement No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities. This statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. Those standards are based on consistent application of a financial-components approach that focuses on control. Under that approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred. This statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. This statement is effective January 1, 1997. Management does not believe that adoption of this statement will have a material impact on its financial condition or results of operations.

NOTE 2.  ACCOUNTING CHANGES

In 1995, the Corporation adopted Statement of Financial Accounting Standards
(SFAS) No. 114, Accounting by Creditors for Impairment of a Loan, as amended by SFAS No. 118, Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures. These Standards require that impaired loans be measured to reflect the time value of money or the fair value of collateral. Nonaccrual loans are considered impaired loans and the income recognition for these loans has been previously described in Note 1 of these financial statements. Accruing loans more than 90 days delinquent are also considered impaired loans. Additional other loans are also classified as impaired when in the opinion of management they may become nonaccrual and/or greater than 90 days or more delinquent. Loans classified impaired are evaluated as part of management's allowance for loan loss adequacy review. The fair value of the collateral is evaluated to determine if a specific allowance for loan loss is needed for impaired loans. Note 5 to the consolidated financial statements provides further information regarding impaired loans.

In 1996, the Corporation formally adopted SFAS No. 121, Accounting for Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of. This statement addresses situations where information indicates that a company might be unable to recover, through future operations or sales, the carrying amount of long-lived assets and certain identifiable intangible assets and goodwill. Under this statement impairment is measured based on the present value of expected cash flows from the assets and its eventual disposition.

                         UNITED SECURITY BANCORPORATION


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 3.  CASH AND CASH EQUIVALENTS
The Banks are required to maintain cash reserves with the Federal Reserve Bank. Cash reserve requirements are computed by applying prescribed percentages to various types of deposits. When the Bank's cash reserves are in excess of that required, it may lend the excess to other banks on a daily basis. Conversely, when cash reserves are less than required, the Banks borrow funds on a daily basis. Such reserve requirements at December 31, 1996 and 1995 were approximately $230,000 and $274,000, respectively. The average amounts of federal funds sold and overnight interest bearing deposits with other banks for the years ended December 31, 1996 and 1995, were $13,395,000 and $4,390,000, respectively. Similarly, averages of federal funds purchased were $105,000 and $59,000, for 1996 and 1995, respectively. The balance of federal funds purchased at December 31, 1996 and 1995 was $0.

NOTE 4.  SECURITIES
Debt and equity securities have been classified according to management's intent. The amortized cost of securities and their fair values at December 31 were as follows:

DECEMBER 31, 1996                                          Gross        Gross
             ($ in thousands)               Amortized    Unrealized   Unrealized      Fair     Financial
                                               Cost        Gains        Losses       Value     Statements
SECURITIES AVAILABLE-FOR-SALE:
U.S. Treasury securities                          $500           $0           $0         $500        $500
Obligations of federal government
  agencies                                       1,800                        (1)       1,799       1,799
Obligations of states, municipalities
  and political subdivisions                     3,250                      (151)       3,099       3,099
Mortgage backed securities                       6,395           23          (70)       6,348       6,348
Other securities                                 3,463                      (201)       3,262       3,262
                                             ---------    ---------    ---------    ---------   ---------
                                                15,408           23         (423)      15,008      15,008
SECURITIES HELD-TO-MATURITY:
Obligations of states, municipalities
  and political subdivisions                       605           10           (4)         611         605
                                             ---------    ---------    ---------    ---------   ---------

     Total                                     $16,013          $33        ($427)     $15,619     $15,613
                                             =========    =========    =========    =========   =========

DECEMBER 31, 1995                                          Gross        Gross
             ($ in thousands)               Amortized    Unrealized   Unrealized      Fair
                                               Cost        Gains        Losses       Value       Total
SECURITIES AVAILABLE-FOR-SALE:
U.S. Treasury securities                        $1,251           $1          ($1)      $1,251      $1,251
Obligations of federal government
  agencies                                       2,814            1          (15)       2,800       2,800
Mortgage backed securities                      13,550           73          (78)      13,545      13,545
Other securities                                 4,554           47         (161)       4,440       4,440
                                             ---------    ---------    ---------    ---------   ---------
                                                22,169          122         (255)      22,036      22,036
SECURITIES HELD-TO-MATURITY:
Obligations of states, municipalities
  and political subdivisions                       365            9                       374         365
                                             ---------    ---------    ---------    ---------   ---------

     Total                                     $22,534         $131        ($255)     $22,410     $22,401
                                             =========    =========    =========    =========   =========

                         UNITED SECURITY BANCORPORATION


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4.  SECURITIES (CONTINUED)
Securities taxable interest income was $951,000, $1,567,000, and $842,000 for 1996, 1995 and 1994, respectively. Securities nontaxable interest income was $208,000, $13,000 and $3,000 for 1996, 1995, and 1994, respectively. Dividend income was $87,000, $67,000, and $60,000 for 1996, 1995, and 1994,
respectively.

Securities with an amortized cost of $3,645,000 and $3,574,000 at December 31, 1996 and 1995, respectively, were pledged to secure public deposits for purposes required or permitted by law. Market value of these securities was $3,596,000 and $3,595,000 at December 31, 1996 and 1995, respectively.
Included in other securities are marketable equity securities with amortized costs totaling $2,292,000 and $2,142,000, and market values of $2,091,000 and $1,982,000 at December 31, 1996 and 1995, respectively. Also included in other securities is $1,167,000 in 1996 and $1,054,000 in 1995 of Federal Home Loan Bank (FHLB) Stock, which can be sold back to the Federal Home Loan Bank at cost, but is restricted as to purchase and sale based on the level of business activity the Corporation has with the FHLB.

Gross realized gains on securities available for sale were $54,000, $93,000, and $24,000 for 1996, 1995, and 1994, respectively. Gross realized losses were $1,000, $40,000, and $20,000 for 1996, 1995, and 1994, respectively.

The contractual scheduled maturity of securities held-to-maturity and securities available-for-sale at December 31, 1996 were as follows:

                                      Available-for-Sale           Held-to-Maturity

                                     Amortized       Fair         Amortized       Fair
          ($ in thousands)              Cost         Value           Cost        Value
Due in one year or less                  $3,463       $3,262          $35          $35
Due from one year to five years             800          799          125          127
Due from five to ten years                4,750        4,599          180          189
Due after ten years                                                   265          260
Mortgage backed securities                6,395        6,348
                                      ---------    ---------    ---------    ---------
                                        $15,408      $15,008         $605         $611
                                      =========    =========    =========    =========


Expected maturities will differ from contractual maturities because the issues of certain debt securities have the right to call or prepay their obligations without any penalties.

                         UNITED SECURITY BANCORPORATION



NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5.  LOANS AND ALLOWANCE FOR LOAN LOSSES

Loan categories as of December 31, 1996 and 1995 were as follows:


                ($ in thousands)                        1996         1995
Commercial and industrial                            $97,086      $75,011
Agricultural                                          25,621       19,787
Real estate mortgage                                  29,318       25,048
Real estate construction                               9,954       10,169
Installment                                           10,527        9,234
Lease financing                                        3,038        1,336
Bank cards and other                                   3,384        3,172
                                                   ---------    ---------
     Total loans                                     178,928      143,757
Allowance for loan losses                             (2,034)      (1,391)
Deferred loan fees, net of deferred costs               (508)        (505)
                                                   ---------    ---------
     Net loans                                      $176,386     $141,861
                                                   =========    =========


Variable rate loans were $78,683,000 and $64,324,000 as of December 31, 1996 and 1995, respectively. Remaining loans were fixed rate loans.

Changes in the allowance for loan losses are as follows:


            ($ in thousands)                  1996        1995          1994
Balance, beginning of year                   $1,391       $1,246         $802
Provision charged to operations               1,006          317          585
Loans charged-off                              (372)        (190)        (148)
Recoveries                                        9           18            7
                                          ---------    ---------    ---------
Balance, end of year                         $2,034       $1,391       $1,246
                                          =========    =========    =========

                         UNITED SECURITY BANCORPORATION


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5.  LOANS AND ALLOWANCE FOR LOAN LOSSES (CONTINUED)

A summary of loans by contractual maturity as of December 31, 1996 and 1995 is as follows:


                    ($ in thousands)                         1996         1995
Maturity within one year                                    $66,703      $47,066
One to five years                                            69,390       65,503
Over five years                                              42,835       31,188
                                                          ---------    ---------
                                                           $178,928     $143,757
                                                          =========    =========


Impaired loan information as of December 31, 1996 and 1995:

                       ($ in thousands)                               1996         1995
Impaired loans with specific allowance for loan losses                $987         $176
Impaired loans without a specific allowance for loan losses          1,513        1,178
                                                                 ---------    ---------
     Total impaired loans                                           $2,500       $1,354
                                                                 =========    =========

Impaired loans allowance for loan losses                              $234         $104
Average impaired loans                                               1,409          956
Interest income recognized for impaired loans                          182           31


NOTE 6.  PREMISES AND EQUIPMENT

Major classifications of premises and equipment are summarized as of December 31, 1996 and 1995 as follows:

                    ($ in thousands)                            1996         1995
Premises, including premises under capital lease,
  1996 and 1995 $802 (Note 11)                                $4,466       $4,447

Equipment                                                      2,583        2,391

Leasehold improvements                                            46           39
                                                           ---------    ---------
                                                               7,095        6,877
Less accumulated depreciation, including accumulated
  amortization on assets under capital lease,
  1996 $241; 1995 $201                                        (3,005)      (2,521)
                                                           ---------    ---------
                                                               4,090        4,356

Land                                                           2,027        2,027
                                                           ---------    ---------
     Premises and equipment, net                              $6,117       $6,383
                                                           =========    =========

                         UNITED SECURITY BANCORPORATION


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7.  LIFE INSURANCE AND SALARY CONTINUATION PLAN

United Security Bank and Home Security Bank maintain salary continuation plans for the benefit of certain of their directors, executive officers and other key employees. The plan became effective in 1994 and provides for monthly payments to such persons, or their designated beneficiaries, for a period of ten years following retirement at age 65, or death prior to retirement. Amounts payable to eligible participants are determined by reference to such person's salary or directors' fee as of the date of each such person's agreement under the plan.

The plan is generally available to most directors, executive officers and other key employees of the Banks, and vests according to years of service. Persons employed by the Banks for at least six continuous years following the effective date of the plan are deemed vested with respect to 20% of the salary continuation benefits available to them, and become vested in an additional 20% of such benefits for each succeeding year of employment thereafter until the employee becomes fully vested. Eligible persons employed by the Banks for at least ten continuous years prior to the effective date of the plans are deemed fully vested. The Banks' obligations under the salary continuation plan are funded by prepaid policies of universal life insurance covering the lives of the plan participants. The Banks are the beneficiaries of the life insurance policies.

Cash surrender values, salary continuance benefit obligations at age 65, and the recorded liability were as follows as of December 31, 1996 and 1995:

                               ($ in thousands)                                       1996         1995
Cash surrender value                                                                $2,311       $2,315
Present value at age 65 of all participants after full vesting is obtained           1,653        2,294
Present value at age 65 of the current fully vested participants                       597          597
Recorded liability for future benefit obligation                                       216          144


Vested participants are eligible to receive benefits at age 65.

Included in 1995 noninterest income is $1,030,000 of life insurance proceeds received as part of the salary continuation program following the untimely death of an executive officer. Also in 1995, noninterest expense includes $379,000 of death benefit expense, which is payable over a ten year period to the former officers beneficiary as part of the salary continuation program.
The unpaid portion of the death benefit expense was $248,000 and $278,000 as of December 31, 1996 and 1995, respectively. These amounts and the recorded liability for the future benefit obligation disclosed above have been accrued and are included with other liabilities on the statements of condition.

                         UNITED SECURITY BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8.  FEDERAL INCOME TAXES

The components of federal income tax expense for the years presented are as follows:


              ($ in thousands)                    1996         1995         1994
Current expense                                   $1,369       $1,291       $1,149
Deferred tax expense (credit)                        144           34         (132)
                                               ---------    ---------    ---------
     Federal income tax expense                   $1,513       $1,325       $1,017
                                               =========    =========    =========

The effective tax rate differs from the statutory federal tax rate as follows:

              ($ in thousands)                      1996         1995         1994
Federal Income tax at statutory rates             $1,590       $1,726       $1,009
Effect of tax-exempt life insurance proceeds                     (357)
Effect of tax-exempt interest income                 (76)         (13)          (9)
Effect of nondeductible expenses and other            (1)         (31)          17
                                               ---------    ---------    ---------
     Federal income tax expense                   $1,513       $1,325       $1,017
                                               =========    =========    =========

The following are the significant components of deferred tax assets and liabilities. The net amount is classified with other other assets in the consolidated financial statements:

              ($ in thousands)                                   1996         1995
Deferred tax assets:
Allowance for loan losses                                        $441         $238
Unrealized losses on available-for-sale securities                136           45
Deferred compensation expense                                      84           94
Other                                                                           18
                                                            ---------    ---------
     Total deferred tax assets                                    661          395
                                                            ---------    ---------

Deferred tax liabilities:
Deferred loan fees                                                306          153
Lease financing                                                   166           71
FHLB stock dividend income                                        105
Other                                                              79           11
                                                            ---------    ---------
     Total deferred tax liabilities                               656          235
                                                            ---------    ---------

                                                            ---------    ---------
     Net deferred tax assets                                       $5         $160
                                                            =========    =========

The applicable tax expense, net for securities gains and losses was $18,000, $18,000, and $1,000 for 1996, 1995, and 1994, respectively.

                         UNITED SECURITY BANCORPORATION


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9.  TIME DEPOSIT MATURITIES

At December 31, 1996, the scheduled maturities of time deposits were as follows:

                        ($ in thousands)
1997                                                                 $76,452
1998                                                                   5,111
1999                                                                     931
2000                                                                     343
2001                                                                     391
Later years                                                              155
                                                                   ---------
Total                                                                $83,383
                                                                   =========


NOTE 10.  NOTE PAYABLE

The note payable as of December 31, 1996 consists of a borrowing by United Security Bancorporation from an outside bank for five years to finance the purchase of real estate from its Bank subsidiaries. The debt provides for monthly payments of $23,000 including interest at 8.75%. The debt reprices annually at prime plus .25%. At December 31, 1996 the scheduled maturities were as follows:

                          ($ in thousands)
1997                                                                    $45
1998                                                                     50
1999                                                                     55
2000                                                                     61
2001                                                                  2,280
                                                                  ---------
Total                                                                $2,491
                                                                  =========


NOTE 11.  COMMITMENTS AND CONTINGENT LIABILITIES

In the ordinary course of business, the Corporation has various outstanding commitments and contingent liabilities that are not reflected in the accompanying consolidated financial statements. In addition, the Corporation is a defendant in certain claims and legal actions arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the ultimate disposition of these matters is not expected to have a material adverse effect on the consolidated financial condition of the Corporation.

Lease commitments:
During 1990, United Security Bank sold the land and buildings occupied by two of its branches. The Bank has leased the real estate back for a term of 20 years and continues to operate the branches at these same sites. The leases have been treated as capital leases (Note 6). The associated gain created by this transaction, amounting to $358,000, has been deferred and is being amortized using the straight-line method over the term of the lease. This deferred gain is included in other liabilities. At December 31,

                         UNITED SECURITY BANCORPORATION





NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11.  COMMITMENTS AND CONTINGENT LIABILITIES (CONTINUED)

1996 and 1995, the deferred gain net of amortization was $261,000 and $279,000, respectively. Amortization of capital leases is included in depreciation expense.

The minimum annual rental commitments on capital and operating leases at December 31, 1996, exclusive of taxes and other charges, are summarized as follows:

                          ($ in thousands)
1997                                                               $172
1998                                                                172
1999                                                                172
2000                                                                162
2001                                                                163
Later years                                                       1,213
                                                              ---------
Total minimum payments due                                        2,054
Less:  Amount representing interest                                (690)
                                                              ---------
Present value of net minimum lease payments                      $1,364
                                                              =========

One of the Banks leases a branch facility under a ten year operating lease with an additional ten year option from a Partnership partially owned by certain Directors. Total rental expense on operating leases amounted to $80,000, $32,000, and $0 for 1996, 1995, and 1994, respectively (Note 17).

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

                         UNITED SECURITY BANCORPORATION


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11.  COMMITMENTS AND CONTINGENT LIABILITIES (CONTINUED)

                                                                                Contract or
                                                                             Notional Amount
                           ($ in thousands)                                 1996         1995
Financial instruments whose contract amounts represent credit risk:
     Commitments to extend credit                                          $28,239      $26,936
     Standby letters of credit and financial guarantees written              1,989        1,441
     Unused commitments on bankcards                                         4,648        4,355

                                                                         ---------    ---------
          TOTAL                                                            $34,876      $32,732
                                                                         =========    =========



The Corporation does not anticipate any material losses as a result of the commitments or guarantees.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.
Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. The Corporation evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained if deemed necessary by the Corporation upon extension of credit is based on management's credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment and income producing commercial properties.

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

All the Banks' loans, commitments, and commercial and standby letters of credit have been granted to customers in the Banks' market area. As such, significant changes in economic conditions in the State of Washington or within its primary industries could adversely effect the Company's ability to collect loans. Substantially all such customers are depositors of the Bank. The concentrations of credit by type of loan are set forth in Note 5. The Corporation's related party loans and deposits are disclosed in Note 17. The Banks, as a matter of policy, do not extend credit to any single borrower in excess of $3,052,000 and $1,000,000 for United Security Bank and Home Security Bank, respectively.

As of December 31, 1996 and 1995, the Banks had unused lines of credit of $34,618,000 and $27,697,000, respectively. The lines were available for short-term and long-term borrowings.

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

STOCK SPLIT, STOCK SPLIT-UP, AND STOCK DIVIDENDS:
In January, 1996 and on January 28, 1997 the Board of Directors declared 10% common stock dividends in the form of split-ups. The intent of the stock split-ups was to obtain a reduction in the unit market price of shares and to obtain wider distribution and improved marketability of the stock. No transfer from retained earnings to capital stock was recorded. In July, 1995; January, 1995; and January, 1994, the Board of Directors declared stock dividends of 10%, 10%, and 15%, respectively. The Corporation recorded a transfer from retained earnings to common stock for the value of the additional shares issued. Prior to the public offering book value was used to record the transfer. Following the public offering market value on the Board of Directors declaration date was used to determine the amount transferred from retained earnings to common stock. In July, 1994, the Board of Directors approved a 2-for-1 stock split. Accordingly, 729,754 shares of stock were issued. Per share amounts and weighted average shares outstanding have been retroactively adjusted to reflect the stock split, stock split-ups and stock dividends.

                         UNITED SECURITY BANCORPORATION


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13.  RESTRICTIONS ON DIVIDENDS AND LOANS

The Banks are subject to state banking regulations relating to the payment of dividends and the amount of loans that it may extend. Dividends may be paid out of retained earnings provided that it will not bring the total capital below the original capital contribution and that the amount in surplus is equal to or greater than twenty-five percent of the common stock of the Bank. At December 31, 1996 and 1995, the amount of retained earnings of United Security Bank, available for dividends, amounted to $5,762,000 and $3,201,000, respectively. Home Security Bank had $426,000 and $882,000 available for dividends at December 31, 1996 and 1995, respectively.

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

NOTE 14.  EMPLOYEE STOCK OWNERSHIP PLAN (ESOP) AND PROFIT SHARING 401(K) PLAN

United Security Bancorporation sponsors an ESOP. An ESOP plan is a form of retirement plan whereby the Corporation receives a deduction for contributions to the Plan and the Plan invests all or a portion of the employer Trust contributions and Trust earnings in stock of the Corporation. The Plan is qualified under Section 401(a) of the Internal Revenue Code as a stock bonus plan. Employees 21 years or older become eligible for participation after 1,000 hours or more of service in a plan year, and benefits fully vest after five years of service. Contributions to the ESOP plan totaled $185,000, $146,000 and $122,000 for 1996, 1995 and 1994, respectively and are based on a percentage of Corporation earnings. Contributions are allocated pro rata based on eligible annual compensation on December 31.

The Corporation has a Profit Sharing 401(k) Plan. There were no employer contributions in 1996, 1995 and 1994 to the plan.

                         UNITED SECURITY BANCORPORATION





NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15.  STOCK OPTION PLAN

The Corporation's Board of Directors adopted a stock option plan, known as the 1995 Incentive Stock Option Plan. The plan provides for the issuance of incentive stock options to key individuals of the Corporation and its subsidiaries, including directors and executive officers. In 1996, the Plan was amended to increase the number of shares that may be issued pursuant to the exercise of options granted to the lesser of 8% of the common stock then outstanding or 300,000 shares. A Board of Directors Compensation Committee and an Executive Remuneration Committee were formed to direct the granting of the options.

In November, 1995, 83,840 common stock options were granted to identified directors and executive officers. After retroactive effect of stock dividends and split-ups, the option price at December 31, 1996 was $9.82. The options were granted for a five year term from the date of option and may be exercised anytime prior to that date, subject to conditions prescribed in the Proxy Statement of the May 24, 1995 Annual Meeting of United Security Bancorporation. The options were granted at the average price between the high and low on the NASDAQ Exchange on the last day of the preceding month, before the date of option.

The status of the Plan as of December 31, 1996 and 1995 is as follows:

                                                             1996                     1995
                                                                     WEIGHTED                 WEIGHTED
                                                                     AVERAGE                  AVERAGE
                                                                     EXERCISE                 EXERCISE
                                                           SHARES      PRICE        SHARES      PRICE
Outstanding at beginning of year                           83,840       10.91
Granted                                                                             83,840       12.12
Exercised                                                 (15,720)      10.91
Forfeited                                                 (10,776)
                                                        ---------                ---------
Outstanding and exercisable at year-end                    57,344        9.82       83,840       10.91
                                                        =========                =========

Weighted average fair value of options granted
     during the year                                                                              5.02



The following table summarizes information about stock options outstanding and exercisable at December 31, 1996:

Exercise price                                                  $9.82
Options outstanding and exercisable:
     Number outstanding at end of year                         57,344
     Weighted average remaining contractual life            3.8 years
     Weighted average exercise price                            $9.82

                         UNITED SECURITY BANCORPORATION




NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15.  STOCK OPTION PLAN (CONTINUED)
If the fair value based method of accounting per SFAS No. 123 had been used for 1996 and 1995 the results and assumptions would have been as follows:


            ( $ in thousands, except per share)                    1996        1995
Results using fair value based method of accounting:
Net income                                                       $3,198      $3,473
Earnings per share                                                 $.87       $1.11

Assumptions used to make the fair value calculation:
Risk free interest rate                                            5.60%       5.60%
Expected volatility                                               29.97%      29.97%
Expected cash dividends                                               0%          0%
Expected stock option life                                    4.8 years   4.8 years


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


                       Condensed Statements of Condition
                                ($ in thousands)

                                                               DECEMBER 31,
                                                             1996         1995
Cash                                                       $2,470       $3,375
Investment securities                                                      803
Investment in and advances to:
     Bank subsidiaries                                     20,323       17,748
     Nonbank subsidiaries                                   3,322        1,998
Premises and equipment                                      4,596          905
Other assets                                                   67          113

                                                        ---------    ---------
     TOTAL ASSETS                                         $30,778      $24,942
                                                        =========    =========

Note payable (Note 10)                                     $2,491
Accrued expenses and other liabilities                        274          $79
Stockholders' equity                                       28,013       24,863

                                                        ---------    ---------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $30,778      $24,942
                                                        =========    =========

                         UNITED SECURITY BANCORPORATION


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16.  PARENT COMPANY ONLY STATEMENTS (CONTINUED)

                         Condensed Statements of Income
                       ($ in thousands, except per share)

                                                                    YEARS ENDED DECEMBER 31,
                                                                 1996         1995         1994
Income:
     Dividends:
          Bank subsidiaries                                        $647         $667         $556
          Nonbank subsidiaries                                                                 23
     Rent income                                                    470            8
     Other income                                                   200          191           21
                                                              ---------    ---------    ---------
                                                                  1,317          866          600
                                                              ---------    ---------    ---------
Expenses:
     Salaries and benefits                                          701          513          338
     Interest expense                                               216
     Depreciation                                                   169           12            3
     Other operating expenses                                       277          151          111
                                                              ---------    ---------    ---------
                                                                  1,363          676          452
                                                              ---------    ---------    ---------
Income/(loss) before tax benefit and equity in
     undistributed net income of subsidiaries                       (46)         190          148

Income tax benefit                                                  241          155          151
                                                              ---------    ---------    ---------
Income before equity in undistributed net income of
     subsidiaries                                                   195          345          299

Equity in undistributed net income (loss) of:
     Bank subsidiaries                                            2,751        3,446        1,758
     Nonbank subsidiaries                                           216          (40)         (79)
                                                              ---------    ---------    ---------
          Net income                                             $3,162       $3,751       $1,978
                                                              =========    =========    =========

Net income per common share                                       $0.86        $1.20        $1.01
                                                              =========    =========    =========

                         UNITED SECURITY BANCORPORATION


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16.  PARENT COMPANY ONLY STATEMENTS (CONTINUED)


                       Condensed Statements of Cash Flows
                                ($ in thousands)

                                                                           YEARS ENDED DECEMBER 31,
                                                                        1996         1995         1994
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income                                                       $3,162       $3,751       $1,978
     Adjustments to reconcile net income to cash provided
          by operating activities:
     Equity in undistributed net income of subsidiaries               (2,967)      (3,406)      (1,679)
     Depreciation                                                        169           12            3
     (Increase) decrease in assets:
          Receivables                                                                  25          690
          Other assets                                                    46           17          (58)
     Increase (decrease) in liabilities:
          Accounts payable                                                           (115)        (299)
          Income taxes payable                                             9          (58)        (216)
          Other liabilities                                              187           23
                                                                   ---------    ---------    ---------
          NET CASH PROVIDED BY OPERATING ACTIVITIES                      606          249          419
                                                                   ---------    ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES
     Investment in and advances to subsidiaries                       (1,109)      (3,941)      (2,134)
     Purchase of investment securities                                             (1,204)
     Sale of investment securities                                       803          401
     Purchase of premises and equipment                               (3,860)        (736)        (181)
                                                                   ---------    ---------    ---------
          NET CASH (USED) BY INVESTING ACTIVITIES                     (4,166)      (5,480)      (2,315)
                                                                   ---------    ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES
     Issuance of capital stock                                           171        8,455        2,180
     Proceeds from note payable                                        2,529
     Principal payments on note payable                                  (38)
     Cash paid for redemption of fractional shares                        (7)          (9)         (10)
     Cash dividends paid                                                                          (141)
                                                                   ---------    ---------    ---------
          NET CASH PROVIDED BY FINANCING ACTIVITIES                    2,655        8,446        2,029
                                                                   ---------    ---------    ---------
          NET INCREASE (DECREASE) IN CASH                               (905)       3,215          133
CASH, beginning of year                                                3,375          160           27
                                                                   ---------    ---------    ---------
CASH, end of year                                                     $2,470       $3,375         $160
                                                                   =========    =========    =========

Schedule of Noncash Investing and Financing Activity
     Guarantee of debt for ESOP                                                                    $20

                         UNITED SECURITY BANCORPORATION


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17.  RELATED PARTY TRANSACTIONS

LOANS TO RELATED PARTIES:
Loans to the Corporation's officers and directors are on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than normal risk of collectibility. The aggregate dollar amount of these loans was approximately $9,525,000 and $7,976,000 at December 31, 1996 and 1995,
respectively. During 1996 and 1995, $8,814,000 and $11,082,000, respectively of new or renewed related party loans were made and repayments and adjustments totaled $7,265,000 and $7,952,000, respectively.

DEPOSITS FROM RELATED PARTIES:
Deposits from related parties totaled $5,351,000 and $4,118,000 at December 31, 1996 and 1995, respectively.

PAYMENTS TO RELATED PARTIES:
Fees paid to a Director for professional services totaled $8,000, $11,000, and $10,000 for the years ended December 31, 1996, 1995, and 1994, respectively.

Building lease rent of $80,000 and $32,000 was paid to a Partnership partially owned by certain Directors in 1996 and 1995, respectively.

Construction expenses paid to related parties totaled $0, $4,000, and $31,000 for the years ended December 31, 1996, 1995, and 1994, respectively.

INSURANCE COVENANTS AND COMMISSIONS PAID TO RELATED PARTIES:
Payments made to a Director under a contract payable for covenants not to compete amounted to $0, $0, and $48,000 for the years ended December 31, 1996, 1995, and 1994, respectively. Commissions of $10,000, $36,000 and $111,000 for 1996, 1995 and 1994, respectively, were received by USB Insurance related to the purchase of life insurance plans on directors and officers of the Banks.

                         UNITED SECURITY BANCORPORATION




NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18.  FAIR VALUE OF FINANCIAL INSTRUMENTS

The Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments" (FASB 107), requires disclosure of fair value information about financial instruments, which it is practicable to estimate fair value. As defined by FASB 107, financial instruments include the categories listed below. It does not include the value of property, plant and equipment and intangible assets such as customer relationships and core deposit intangibles. Fair values of off-statement of condition lending commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties' credit standing. The fair value of the fees at December 31, 1996 and 1995, were insignificant. See Note 11 for the notional amount of the commitments to extend credit.

The following table summarizes carrying amounts, estimated fair values, and assumptions used by the Corporation to estimated fair value as of December 31, 1996 and 1995:


                                                                                                                     ESTIMATED
AS OF DECEMBER 31, 1996:                                       ASSUMPTIONS USED IN                        CARRYING      FAIR
             ($ in thousands)                                 ESTIMATING FAIR VALUE                        AMOUNT      VALUE
FINANCIAL ASSETS:
Cash and due from banks                   Equal to carrying value                                           $10,430     $10,430
Federal funds sold                        Equal to carrying value                                            10,770      10,770
Overnight interest bearing deposits
  with other banks                        Equal to carrying value                                             6,223       6,223
Securities                                Quoted market prices                                               15,613      15,619
Loans                                     Fixed-rate loans:  Discounted expected future cash flows,
                                            variable-rate loans:  equal to carrying value, net of
                                            allowance for loan losses                                       176,386     177,487
FINANCIAL LIABILITIES:
Deposits                                  Fixed-rate certificates of deposit:
                                            Discounted expected future cash flows
                                          All other deposits:  Equal to carrying value                      197,399     197,443
Note payable                              Variable rate, equal to carrying value                              2,491       2,491

AS OF DECEMBER 31, 1995:
FINANCIAL ASSETS:
Cash and due from banks                   Equal to carrying value                                            $7,889      $7,889
Federal funds sold                        Equal to carrying value                                             3,355       3,355
Overnight interest bearing deposits
  with other banks                        Equal to carrying value                                             4,337       4,337
Securities                                Quoted market prices                                               22,401      22,410
Loans                                     Discounted expected future cash flows,
                                            net of allowance for loan losses                                141,861     143,398
FINANCIAL LIABILITIES:
Deposits                                  Fixed-rate certificates of deposit:
                                            Discounted expected future cash flows
                                          All other deposits:  Equal to carrying value                      163,791     163,992

                         UNITED SECURITY BANCORPORATION



NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19.  REGULATORY MATTERS

The Banks are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Banks must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-statement of condition items. The Banks capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Banks to maintain minimum amounts and ratios set forth in the table below of total and Tier I capital to risk-weighted and average assets.


                                                                  ACTUAL          ADEQUATELY CAPITALIZED       WELL CAPITALIZED
                    ($ in thousands)                        AMOUNT      RATIO        AMOUNT      RATIO        AMOUNT      RATIO
AS OF DECEMBER 31, 1996:
Total capital to risk weighted assets:
Consolidated                                                 $30,129       16.43%  > $14,659         8.00%  > $18,327        10.00%
United Security Bank                                          16,576       13.41%   > 9,878          8.00%   > 12,349        10.00%
Home Security Bank                                             5,984       10.75%   > 4,449          8.00%   > 5,562         10.00%

Tier I capital to risk weighted assets:
Consolidated                                                  28,092       15.32%   > 7,325          4.00%   > 10,992         6.00%
United Security Bank                                          15,129       12.24%   > 4,936          4.00%   > 7,407          6.00%
Home Security Bank                                             5,431       10.02%   > 2,223          4.00%   > 3,336          6.00%

Leverage capital, Tier I capital to average assets:
Consolidated                                                  28,092       12.23%   > 9,175          4.00%   > 11,472         5.00%
United Security Bank                                          15,129       10.54%   > 5,733          4.00%   > 7,168          5.00%
Home Security Bank                                             5,431        7.31%   > 2,968          4.00%   > 3,711          5.00%

AS OF DECEMBER 31, 1995:
Total capital to risk weighted assets:
Consolidated                                                  26,175       17.33%   > 12,078         8.00%   > 15,099        10.00%
United Security Bank                                          13,610       13.04%   > 8,346          8.00%   > 10,433        10.00%
Home Security Bank                                             5,513       12.79%   > 3,446          8.00%   > 4,308         10.00%

Tier I capital to risk weighted assets:
Consolidated                                                  24,784       16.41%   > 6,035          4.00%   > 9,056          6.00%
United Security Bank                                          12,595       12.07%   > 4,170          4.00%   > 6,258          6.00%
Home Security Bank                                             5,136       11.92%   > 1,721          4.00%   > 2,583          6.00%

Leverage capital, Tier I capital to average assets:
Consolidated                                                  24,784       13.23%   > 7,485          4.00%   > 9,359          5.00%
United Security Bank                                          12,595       10.05%   > 5,006          4.00%   > 6,259          5.00%
Home Security Bank                                             5,136        8.83%   > 2,323          4.00%   > 2,905          5.00%


As of December 31, 1996 United Security Bancorporation and subsidiaries, United Security Bank and Home Security Bank were considered well capitalized based on regulatory capital standards.

                         UNITED SECURITY BANCORPORATION




NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 20. In late 1996, the corporation detected a defalcation by a former employee at its bank subsidiary, Home Security Bank. The identified loss of $860,000 has been recorded as an operational loss in the statement of income for the year ended December 31, 1996. The Corporation is in the process of submitting a claim to its fidelity bond carrier. Accordingly, the amount of recovery from its insurance carrier, if any, of the losses has not been recognized in the accompanying consolidated financial statements. Furthermore, any additional losses related to this defalcation that could be discovered in the future, are not subject to estimation and are therefore not recorded in the consolidated financial statements.

NOTE 21.  SUBSEQUENT EVENT

BRANCHES ACQUISITION:
In March, 1997 the Corporation announced that it had reached definitive agreement to purchase five branches from a commercial bank. The transaction includes Home Security Bank's purchase of three branches located in Mabton, Naches, and Walla Walla, Washington, bringing its branch total to six. United Security Bank would purchase two branches located in Davenport and Moses Lake, Washington, bringing its branch total to nine. The purchases are expected to be completed in July, 1997, subject to regulatory approval. Following completion of this transaction the Corporation, United Security Bank and Home Security Bank will have fifteen branches located in Central and Eastern Washington state. The purchase includes deposits, deposit-secured loans, and branch facilities. The amounts involved will not be known until the transaction is complete, but based on current information about $40 million in deposits and $1.2 illion in branch facilities are expected to be purchased at a deposit premium of $3.2 million.