Form 10-Q
period 1997-03-31
UNITED SECURITY BANCORPORATION
filed 1997-05-05
CIK 726990

U.S. SECURITIES AND EXCHANGE COMMISSION
                         Washington, DC 20549

                              FORM 10-Q

(Mark One)

(  X  )    Quarterly report under Section 13 or 15 (d) of the
Securities
           Exchange Act of 1934

           For the quarterly period ended March 31, 1997 or
                                          --------------

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



Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes      X       No


The issuer has one class of capital stock, that being common stock. On April 30, 1997 there were 3,682,341 shares of such stock outstanding.

                      UNITED SECURITY BANCORPORATION

                   INDEX QUARTERLY REPORT ON FORM 10-Q

                           March 31, 1997

                          Table of Contents

Page
Part I        Financial Information

     Item 1.  Financial Statements

              Consolidated Statements of Condition - March 31, 1997
              December 31, 1996   . . . . . . . . . . . . . . . .
3

              Consolidated Statements of Income - Three Months
Ended
              March 31, 1997 and 1996 . . . . . . . . . . . . . .
4

              Consolidated Condensed Statements of Cash Flows -
              Three Months Ended March 31, 1997 and 1996  . . . .
5

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

Part II       Other Information

     Item 6.  Exhibits and Reports on Form 8-K  . . . . . . . . .
10

Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . .
11

               UNITED SECURITY BANCORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CONDITION

                                              March 31,    December
31,
            ($ in thousands)                     1997         1996
                ASSETS
(Audited)
Cash and due from banks                       $   9,882     $
10,430
Overnight interest bearing deposits with
  other banks                                    10,327
6,223
Federal funds sold                                9,230
10,770
                                              ---------     -------
--
  Cash and cash equivalents                      29,439
27,423
Securities (Note 2)                              18,825
15,613

Loans, net of allowance for loan losses of
  $2,206 in 1997 and $2,034 in 1996
  (Notes 3 and 4)                               175,356
176,386
Accrued interest receivable                       2,114
2,108
Premises and equipment, net                       6,014
6,117
Foreclosed real estate and other foreclosed
  assets                                            337
205
Life insurance and salary continuation assets     2,364
2,311
Other assets                                        916
886
                                              ---------     -------
--
TOTAL ASSETS                                  $ 235,365     $
231,049
                                              =========
=========
              LIABILITIES
Noninterest bearing - demand deposits          $ 30,855     $
33,281
Interest bearing:
    NOW and savings accounts                     87,151
80,735
    Time, $100,000 and over                      24,516
24,554
    Other time                                   58,520
58,829
                                              ---------     -------
--
TOTAL DEPOSITS                                  201,042
l97,399

Note payable                                      2,479
2,491
Capital lease obligations                           746
751
Accrued interest payable                            581
630
Other liabilities                                 1,628
1,765
                                              ---------     -------
--
TOTAL LIABILITIES                               206,476
203,036
           STOCKHOLDERS' EQUITY
Common stock, no par, shares authorized
  15,000,000; issued and outstanding
  3,682,341 in 1997 and 3,665,049 in 1996        20,994
21,001
Retained earnings                                 8,264
7,276
Net unrealized loss on securities available-
  for-sale, net of tax of $190 in 1997 and
  $136 for 1996                                    (369)
(264)
                                              ---------     -------
--
TOTAL STOCKHOLDERS' EQUITY                       28,889
28,013
                                              ---------     -------
--
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $ 235,365     $
231,049
                                              =========
=========

The accompanying notes are an integral part of these statements.

            UNITED SECURITY BANCORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF INCOME
                  ($ in thousands, except per share)

                                             Three Months Ended
                                                 March 31,
                                               1997      1996
INTEREST INCOME
  Interest and fees on loans and leases      $ 4,786   $ 4,240
  Interest on securities                         295       387
  Other interest income                          241       140
                                             -------   -------
TOTAL INTEREST INCOME                          5,322     4,767
                                             -------   -------
INTEREST EXPENSE
  Interest on deposits                         2,037     1,860
  Interest on notes and capital leases            75        62
                                             -------   -------
TOTAL INTEREST EXPENSE                         2,112     1,922
                                             -------   -------
NET INTEREST INCOME                            3,210     2,845
  Provision for loan losses (Note 4)             153       146
                                             -------   -------
NET INTEREST INCOME AFTER PROVISION FOR
  LOAN LOSSES                                  3,057     2,699
                                             -------   -------
NONINTEREST INCOME
  Fees and service charges                       265       252
  Insurance commissions                          288       312
  Securities gains/(losses)                      (25)       51
  Other                                          104       130
                                             -------   -------
TOTAL NONINTEREST INCOME                         632       745
                                             -------   -------
NONINTEREST EXPENSE
  Salaries and employee benefits               1,455     1,415
  Occupancy expense, net                         145       146
  Equipment expense                              167       191
  Other operating expense                        457       390
                                             -------   -------
TOTAL NONINTEREST EXPENSE                      2,224     2,142
                                             -------   -------
INCOME BEFORE TAXES                            1,465     1,302
FEDERAL INCOME TAX EXPENSE                       476       463
                                             -------   -------
NET INCOME                                   $   989   $   839
                                             =======   =======
Earnings per common share                    $   .27   $   .23

Weighted average shares outstanding        3,682,341 3,665,049

The accompanying notes are an integral part of these statements.

             UNITED SECURITY BANCORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                YEAR-TO-DATE MARCH 31, 1997 AND 1996
                             ($ in thousands)

                                                1997         1996
    Increase in Cash and Cash Equivalents
Net income                                   $   989      $   839
Cash flows from operating activities:
  Provision for loan losses                      153          146
  Depreciation and amortization                  114          127
(Increase)/decrease in assets and liabilities
  Accrued interest receivable                     (6)        (227)
  Life insurance and salary continuation
    assets                                       (53)         (28)
  Other assets                                   (30)        (164)
  Accrued interest payable                       (49)          47
  Other liabilities                             (137)         460
                                             -------      -------
Net cash provided by operating activities        981        1,200
                                             -------      -------
Cash flows from investing activities:
  Securities:
    Maturities                                   294        2,332
    Sales                                      4,577        3,306
    Purchases                                 (8,189)      (6,595)
  Net (increase)/decrease in loans and leases    877      (10,332)
  Purchases of premises and equipment            (11)        (100)
  Foreclosed real estate activity               (132)          19
                                             -------      -------
Net cash provided by investing activities    ( 2,584)     (11,370)
                                             -------      -------
Cash flows from financing activities:
  Net increase in deposits                     3,643       15,184
  Proceeds from notes payable                               2,529
  Principal payments on notes payable            (12)          (6)
  Principal payments on capital lease
    obligations                                   (5)          (4)
  Cash paid for redemption of fractional
    shares                                        (7)          (7)
                                             -------      -------
Net cash provided by financing activities      3,619       17,696
                                             -------      -------
Net increase/(decrease) in cash and
  cash equivalents                             2,016        7,526
Cash and cash equivalents, beginning of year  27,423       15,581
                                             -------      -------
Cash and cash equivalents, end of quarter    $29,439      $23,107
                                             =======      =======

The accompanying notes are an integral part of these statements.

                      UNITED SECURITY BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  Management Statement

In the opinion of the Company, the accompanying audited and unaudited Consolidated Financial Statements present fairly the financial position of the Company as of March 31, 1997, December 31, 1996, and March 31, 1996, and the results of operations and the changes in financial position for the three month period ended March 31, 1997 and 1996.

Certain reclassifications of 1996 balances have been made to conform with the March 31, 1997 presentation; there was no impact on net income, earnings per share or stockholders' equity. Also per share amounts and weighted average shares outstanding have been retroactively adjusted to reflect a previously disclosed stock split-ups.

NOTE 2.  Securities

Most of the securities are classified as available-for-sale and are stated at fair value, and unrealized holding gains and losses, net of related deferred taxes, are reported as a separate component of stockholders' equity. Gains or losses on available-for-sale securities sales are reported as part of noninterest income based on the net proceeds and the adjusted carrying amount of the securities sold, using the specific identification method.
Carrying amount and fair values at March 31, 1997 and December 31, 1996 were as follows:

                                         March 31, 1997         December
31, 1996
                                    Amortized Fair Financial Amortized
Fair Financial
          ($ in thousands)             Cost  Value Statements Cost
Value Statements
Securities available-for-sale:
U.S. Treasury securities             $   500 $   500 $   500 $   500  $
500 $   500
Obligations of federal government
  agencies                             1,000     999     999   1,800
1,799   1,799
Mortgage backed securities             8,322   8,228   8,228   6,395
6,348   6,348
Obligations of states, municipalities
  and political subdivisions           3,252   3,041   3,041   3,250
3,099   3,099
Other securities                       5,704   5,452   5,452   3,463
3,262   3,262
                                     ------- ------- ------- -------  --
----  ------
                                      18,778  18,220  18,220  15,408
15,008  15,008
Securities held-to-maturity:
Obligations of states, municipalities
  and political subdivisions             605     607     605     605
611     605
                                     ------- ------- ------- ------- ---
---- -------
  Total                              $19,393 $18,827 $18,825 $16,013
$15,619 $15,613
                                     ======= ======= ======= =======
======= =======

                     UNITED SECURITY BANCORPORATION
NOTE 3.  LOANS

Loan detail by category as of March 31, 1997 and December 31, 1996 were as follows:

            ($ in thousands)                 March 31,
December 31,
                                               1997
1996

(Audited)
Commercial and industrial                    $ 98,607        $
97,086
Agricultural                                   25,462
25,621
Real estate mortgage                           28,815
29,318
Real estate construction                        8,208
9,954
Installment                                    10,437
10,527
Lease financing                                 3,355
3,038
Bank cards and other                            3,147
3,348
                                             --------        ------
--
  Total loans                                 178,031
178,928
Allowance for loan losses                      (2,206)
(2,034)
Deferred loan fees, net of deferred costs        (469)
(508)
                                             --------        ------
--
  Net loans                                  $175,356
$176,386
                                             ========
========

NOTE 4.  ALLOWANCE FOR LOAN LOSSES

The allowance for loan loss is maintained at levels considered adequate by management to provide for possible loan losses. The allowance is based on management's assessment of various factors affecting the loan portfolio, including problem loans, business conditions and loss experience, and an overall evaluation of the quality of the underlying collateral. Changes in the allowance for loan loss during the three months ended March 31, 1997 and 1996 were as follows:

                                     Three Months Ended
                                         March 31,
     ($ in thousands)                1997         1996
Balance, beginning of period         $2,034       $1,391
Provision for loan losses               153          146
Loan charge-offs                        (25)         (73)
Loan recoveries                          44            1
                                     ------       ------
Balance, end of period               $2,206       $1,465
                                     ======       ======

                        UNITED SECURITY BANCORPORATION

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

A performance summary and detailed discussion regarding the first quarter
1996 and 1995 follow this table.

       UNITED SECURITY BANCORPORATION AND SUBSIDIARIES
                    PERFORMANCE SUMMARY

                                     Three Months Ended
                                          March 31,
                                                        %
    ($ in thousands)               1996      1995    Change
Interest income                    $5,322    $4,767   11.6%
Interest expense                    2,112     1,922    9.9%
                                   ------    ------  ------
Net interest income                 3,210     2,845   12.8%

Provision for loan losses             153       146    4.8%
                                   ------    ------  ------
Net interest income after
  provision for loan losses         3,057     2,699   13.3%

Noninterest income                    632       745  -15.2%
Noninterest expense                 2,224     2,142    3.8%
                                   ------    ------  ------
Income before income taxes          1,465     1,302   12.5%

Income taxes                          476       463    2.8%
                                   ------    ------  ------
Net income                         $  989    $  839   17.9%
                                   ======    ======  ======
Earnings per share                 $  .27      $.23   17.3%

Average shares outstanding      3,682,341 3,665,049    .5%

Results of Operations

The results of operations include the consolidated results of operations for United Security Bancorporation and its wholly-owned subsidiaries (Company), United Security Bank, Home Security Bank, USB Insurance Agencies, Inc., USB Mortgage Company and USB Leasing, Inc. This information should be read in conjunction with the financial statements and related notes appearing in this report.

United Security Bancorporation and its subsidiaries reported an 18% increase in net income to $989,000 for the first three months of 1997 compared to $839,000 for the same period in 1996. Earnings per share increased by 17% to $.27 compared to $.23 for 1996.

                          UNITED SECURITY BANCORPORATION
Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
(continued)

Net Interest Income

Net interest income grew 13% to $3,210,000 in 1997 compared to $2,845,000 in 1996. The increase is primarily the result of loan growth. Total loans grew 16% to $178,031,000 as of March 31, 1997 compared to $153,968,000 as of March 31, 1996. The net interest margin to average earning assets was 6.06% and 6.23% as of March 31, 1997 and 1996, respectively.

Provision for Loan Losses

The allowance for loan losses grew 51%, comparing March 31, 1997 to 1996, which represents 1.24% and .95% of loans, respectively.

Noninterest Income

Noninterest income decreased by 15% to $632,000 during the first three months of 1997 compared to $745,000 for the same period in 1996. Fees and service charges increased 5% to $265,000 in 1997 from $252,000 in 1996 due to deposit growth patterns. This was offset by an 8% decline in insurance commissions, a loss on sales of available-for-sale securities, and a $26,000 decline in other income. The loss on the sales of securities allowed the Company to reposition its securities portfolio to improve the yield on the new securities purchased.

Noninterest Expense

Noninterest expense increased by 4% in 1997 compared to first quarter 1996. The Company efficiency ratio was 58.47% for first quarter 1997 compared to 58.83% for the same period in 1996.

The December 31, 1996 Form 10-KSB (Report) disclosed the Company had reached definitive agreement to purchase five branches in central and eastern Washington from a commercial bank. The Company has filed the necessary documents to complete this transaction with the applicable regulatory agencies. The Report also disclosed an embezzlement by a former employee of its subsidiary, Home Security Bank. The Company has filed a claim with its insurance carrier.
No further information is available at this time.

                     UNITED SECURITY BANCORPORATION

                                Part II

                          Other Information

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits

             None in first quarter 1997.

         (b) Reports on Form 8-K.

           None in first quarter 1997.

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


Date:     April 30, 1997                /s/ Chad Galloway
      ----------------              -------------------------------
---
                                    Chad Galloway, Vice President
and
                                    Chief Financial Officer