Form 10-Q
period 1997-06-30
UNITED SECURITY BANCORPORATION
filed 1997-08-04
CIK 726990

U.S. SECURITIES AND EXCHANGE COMMISSION
                         Washington, DC 20549

                              FORM 10-Q

(Mark One)

(  X  )    Quarterly report under Section 13 or 15 (d) of the
Securities
           Exchange Act of 1934

           For the quarterly period ended June 30, 1997 or
                                          --------------

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


The issuer has one class of capital stock, that being common stock. On July 31, 1997 there were 3,684,341 shares of such stock outstanding.

                      UNITED SECURITY BANCORPORATION

                 INDEX TO QUARTERLY REPORT ON FORM 10-Q

                            June 30, 1997

                           Table of Contents

Page
Part I        Financial Information

     Item 1.  Financial Statements

              Consolidated Statements of Condition - June 30, 1997
              and December 31, 1996 . . . . . . . . . . . . . . .
3

              Consolidated Statements of Income - Three Months and
              Six Months Ended June 30, 1997 and 1996 . . . . . .
4

              Consolidated Condensed Statements of Cash Flows -
              Six Months Ended June 30, 1997 and 1996 . . . . . .
5

              Notes to Consolidated Financial Statements  . . . .
6-8

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations . . . . . . . .
9-11

Part II       Other Information

     Item 4.  Submission of Matters to Vote of Security Holders .
12

     Item 6.  Exhibits and Reports on Form 8-K  . . . . . . . . .
12

Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . .
13

        3      UNITED SECURITY BANCORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CONDITION

                                              June 30,
December 31,
            ($ in thousands)                     1997         1996
                ASSETS
(Audited)
Cash and due from banks                       $  10,862     $
10,430
Overnight interest bearing deposits with
  other banks                                       620
6,223
Federal funds sold                                7,025
10,770
                                              ---------     -------
--
  Cash and cash equivalents                      18,507
27,423
Securities (Note 2)                              19,248
15,613
Loans, net of allowance for loan losses of $1,977
 in 1997 and $2,034 in 1996 (Notes 3 and 4)     183,133
176,386
Accrued interest receivable                       2,231
2,108
Premises and equipment, net                       6,051
6,117
Foreclosed real estate and other foreclosed
  assets                                            599
205
Life insurance and salary continuation assets     2,466
2,311
Other assets                                        920
886
                                              ---------     -------
--
TOTAL ASSETS                                  $ 233,155     $
231,049
                                              =========
=========
              LIABILITIES
Noninterest bearing - demand deposits          $ 29,219     $
33,281
Interest bearing:
    NOW and savings accounts                     88,330
80,735
    Time, $100,000 and over                      22,967
24,554
    Other time                                   57,103
58,829
                                              ---------     -------
--
TOTAL DEPOSITS                                  197,619
l97,399

Federal funds purchased                             140
Notes payable                                     2,596
2,491
Capital lease obligations                           742
751
Accrued interest payable                            580
630
Other liabilities                                 1,691
1,765
                                              ---------     -------
--
TOTAL LIABILITIES                               203,368
203,036
           STOCKHOLDERS' EQUITY
Common stock, no par, shares authorized
  15,000,000; issued and outstanding 3,684,341
  in 1997 and 3,682,341 in 1996                  21,014
21,001
Retained earnings                                 9,246
7,276
Net unrealized loss on securities available-
  for-sale, net of tax of $178 in 1997 and
  $136 for 1996                                    (345)
(264)
Guaranteed bank loan to Employee Stock
  Ownership Plan                                   (128)
                                              ---------     -------
--
TOTAL STOCKHOLDERS' EQUITY                       29,787
28,013
                                              ---------     -------
--
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $ 233,155     $
231,049
                                              =========
=========

The accompanying notes are an integral part of these statements.

            UNITED SECURITY BANCORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF INCOME
                  ($ in thousands, except per share)

                                          Three Months Ended
                                               June 30,
Year-To-Date
                                            1997      1996
1997       1996
INTEREST INCOME
  Interest and fees on loans and leases  $ 4,967   $ 4,617      $
9,753   $ 8,857
  Interest on securities                     296       305
591       692
  Other interest income                      230       113
471       253
                                         -------   -------      ---
----   -------
TOTAL INTEREST INCOME                      5,493     5,035
10,815     9,802
                                         -------   -------      ---
----   -------
INTEREST EXPENSE
  Interest on deposits                     2,103     1,898
4,140     3,758
  Interest on notes and capital leases        64        79
139       141
                                         -------   -------      ---
----   -------
TOTAL INTEREST EXPENSE                     2,167     1,977
4,279     3,899
                                         -------   -------      ---
----   -------
NET INTEREST INCOME                        3,326     3,058
6,536     5,903
  Provision for loan losses (Note 4)         168       121
321       267
                                         -------   -------      ---
----   -------
NET INTEREST INCOME AFTER PROVISION FOR
  LOAN LOSSES                              3,158     2,937
6,215     5,636
                                         -------   -------      ---
----   -------
NONINTEREST INCOME
  Fees and service charges                   318       297
583       549
  Insurance commissions                      295       320
583       632
  Securities gains/(losses)                              2
(25)       53
  Other                                      139       117
243       247
                                         -------   -------      ---
----   -------
TOTAL NONINTEREST INCOME                     752       736
1,384     1,481
                                         -------   -------      ---
----   -------
NONINTEREST EXPENSE
  Salaries and employee benefits           1,431     1,485
2,886     2,900
  Occupancy expense, net                     159       151
304       297
  Equipment expense                          169       177
336       368
  Other operating expense                    629       524
1,086       914
                                         -------   -------      ---
----   -------
TOTAL NONINTEREST EXPENSE                  2,388     2,337
4,612     4,479
                                         -------   -------      ---
----   -------
INCOME BEFORE TAXES                        1,522     1,336
2,987     2,638
FEDERAL INCOME TAX EXPENSE                   541       396
1,017       859
                                         -------   -------      ---
----   -------
NET INCOME                               $   981   $   940      $
1,970   $ 1,779
                                         =======   =======
=======   =======
Earnings per common share                $   .27   $   .26      $
 .53   $   .48

Weighted average shares outstanding    3,683,352 3,671,133
3,682,849 3,688,108

The accompanying notes are an integral part of these statements.

             UNITED SECURITY BANCORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                   YEAR-TO-DATE JUNE 30, 1997 AND 1996
                             ($ in thousands)

                                                1997         1996
    Increase in Cash and Cash Equivalents
Net income                                   $ 1,970      $ 1,779
Cash flows from operating activities:
  Provision for loan losses                      321          267
  Depreciation and amortization                  225          270
(Increase)/decrease in assets and liabilities
  Accrued interest receivable                   (123)        (318)
  Life insurance and salary continuation
    assets                                      (155)        (235)
  Other assets                                   (34)        (133)
  Accrued interest payable                       (50)          23
  Other liabilities                              (74)         296
                                             -------      -------
Net cash provided by operating activities      2,080        1,949
                                             -------      -------
Cash flows from investing activities:
  Securities:
    Maturities                                   325        5,663
    Sales                                      4,577        4,525
    Purchases                                 (8,618)      (7,135)
  Net (increase)/decrease in loans and leases (7,068)     (24,813)
  Purchases of premises and equipment           (159)        (189)
  Proceeds from sales of premises and equip.                    9
  Foreclosed real estate activity               (394)        (123)
                                             -------      -------
Net cash provided by investing activities    (11,337)     (22,063)
                                             -------      -------
Cash flows from financing activities:
  Net increase in deposits                       220       17,648
  Net increase in federal funds purchased        140
  Proceeds from notes payable                               2,531
  Principal payments on notes payable            (23)         (20)
  Principal payments on capital lease
    obligations                                   (9)          (8)
  Cash received from stock sales                  20          200
  Cash paid for redemption of fractional
    shares                                        (7)          (7)
                                             -------      -------
Net cash provided by financing activities        341       20,344
                                             -------      -------
Net increase/(decrease) in cash and
  cash equivalents                            (8,916)         230
Cash and cash equivalents, beginning of year  27,423       15,581
                                             -------      -------
Cash and cash equivalents, end of quarter    $18,507      $15,811
                                             =======      =======

The accompanying notes are an integral part of these statements.

                      UNITED SECURITY BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  Management Statement

In the opinion of the Company, the accompanying audited and unaudited Consolidated Financial Statements present fairly the financial position of the Company as of June 30, 1997, December 31, 1996, and June 30, 1996, and the results of operations and the changes in financial position for the six month period ended June 30, 1997 and 1996.

Certain reclassifications of 1996 balances have been made to conform with the June 30, 1997 presentation; there was no impact on net income, earnings per share or stockholders' equity. Also per share amounts and weighted average shares outstanding have been retroactively adjusted to reflect a previously disclosed stock split-ups.

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 128 (SFAS 128), Earnings Per Share, which establishes new standards for computing and presenting earnings per share. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997 and requires restatement of all prior-period earnings per share data. Early application of SFAS 128 is not permitted. The Company's adoption of the provision of SFAS 128 will result in the dual presentation of basic and diluted earnings per share. The Company has previously disclosed basic earnings per share. Diluted earnings per share as calculated under SFAS 128 is not expected to materially differ, if at all from previously disclosed earnings per share.

                         UNITED SECURITY BANCORPORATION

NOTE 2.  Securities

Most of the securities are classified as available-for-sale and are stated at fair value, and unrealized holding gains and losses, net of related deferred taxes, are reported as a separate component of stockholders' equity. Gains or losses on available-for-sale securities sales are reported as part of noninterest income based on the net proceeds and the adjusted carrying amount of the securities sold, using the specific identification method.
Carrying amount and fair values at June 30, 1997 and December 31, 1996 were as follows:

                                          June 30, 1997         December
31, 1996
                                    Amortized Fair Financial Amortized
Fair Financial
          ($ in thousands)             Cost  Value Statements Cost
Value Statements
Securities available-for-sale:
U.S. Treasury securities             $   500 $   500 $   500 $   500  $
500 $   500
Obligations of federal government
  agencies                                                     1,800
1,799   1,799
Mortgage backed securities             9,254   9,157   9,157   6,395
6,348   6,348
Obligations of states, municipalities
  and political subdivisions           3,252   3,092   3,092   3,250
3,099   3,099
Other securities                       5,744   5,479   5,479   3,463
3,262   3,262
                                     ------- ------- ------- -------  --
----  ------
                                      18,750  18,228  18,228  15,408
15,008  15,008
Securities held-to-maturity:
Obligations of states, municipalities
  and political subdivisions           1,020   1,023   1,020     605
611     605
                                     ------- ------- ------- ------- ---
---- -------
  Total                              $19,770 $19,251 $19,248 $16,013
$15,619 $15,613
                                     ======= ======= ======= =======
======= =======

NOTE 3.  LOANS
Loan detail by category as of June 30, 1997 and December 31, 1996 were as follows:

            ($ in thousands)                 June 30,
December 31,
                                               1997
1996

(Audited)
Commercial and industrial                    $104,121        $
97,086
Agricultural                                   24,741
25,621
Real estate mortgage                           30,652
29,318
Real estate construction                        8,556
9,954
Installment                                    10,550
10,527
Lease financing                                 3,697
3,038
Bank cards and other                            3,294
3,384
                                             --------        ------
--
  Total loans                                 185,611
178,928
Allowance for loan losses                      (1,977)
(2,034)
Deferred loan fees, net of deferred costs        (501)
(508)
                                             --------        ------
--
  Net loans                                  $183,133
$176,386
                                             ========
========
                                      7

                        UNITED SECURITY BANCORPORATION

NOTE 4.  ALLOWANCE FOR LOAN LOSSES

The allowance for loan loss is maintained at levels considered adequate by management to provide for possible loan losses. The allowance is based on management's assessment of various factors affecting the loan portfolio, including problem loans, business conditions and loss experience, and an overall evaluation of the quality of the underlying collateral. Changes in the allowance for loan loss during the three and six months ended June 30, 1997 and 1996 were as follows:

                                Three Months Ended
                                    June 30,            Year-To-
Date
     ($ in thousands)           1997       1996        1997
1996
Balance, beginning of period    $2,206     $1,465      $2,034
$1,391
Provision for loan losses          168        121         321
267
Loan charge-offs                  (404)       (19)       (429)
(92)
Loan recoveries                      7          3          51
4
                                ------     ------      ------    --
----
Balance, end of period          $1,977     $1,570      $1,977
$1,570
                                ======     ======      ======
======

NOTE 5.  SUBSEQUENT EVENTS

Effective July 18, 1997 the Company acquired five branches from Wells Fargo Bank. United Security Bank acquired two of the branches in Moses Lake and Davenport, Washington. Home Security Bank acquired three of the branches in Walla Walla, Mabton, and Naches, Washington. These branches are located in the identified market place for the two Banks. The acquisitions will increase deposits by approximately $35 million, premises and equipment by $1.8 million, and other assets by $2.3 million for the core deposit acquisition cost. These acquisitions will increase the Company's totals beginning in third quarter 1997.

The Company previously disclosed a loss due to an embezzlement by a former employee of its subsidiary, Home Security Bank. On July 17, 1997 the Company received from its insurance carrier $637,000.
This represents the reconciled amount of the principal portion embezzled, less the insurance policy deductible of $50,000. The income will increase third quarter 1997 results.

                        UNITED SECURITY BANCORPORATION

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS
         OF OPERATIONS

Preliminary Note Regarding Forward-Looking Statements
The information set forth in this item 2 includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act, and is subject to the safe harbor created by those sections.

Overview
A performance summary and detailed discussion regarding the second quarter and year-to-date results in 1997 and 1996 follow this table.

       UNITED SECURITY BANCORPORATION AND SUBSIDIARIES
                    PERFORMANCE SUMMARY

                                Three Months Ended
                                     June 30,            Year-To-
Date
                                                   %
%
    ($ in thousands)          1997      1996    Change   1997
1996    Change
Interest income               $ 5,493   $ 5,035   9.1%   $10,815
$ 9,802  10.3%
Interest expense                2,167     1,977   9.6%     4,279
3,899   9.7%
                              -------   -------  -----   -------
-------  -----
Net interest income             3,326     3,058   8.8%     6,536
5,903  10.7%
Provision for loan losses         168       121  38.8%       321
267  20.2%
                              -------   -------  -----   -------
-------  -----
Net interest income after
  provision for loan losses     3,158     2,937   7.5%     6,215
5,636  10.3%
Noninterest income                752       736   2.2%     1,384
1,481  -6.5%
Noninterest expense             2,388     2,337   2.2%     4,612
4,479   3.0%
                              -------   -------  -----   -------
-------  -----
Income before income taxes      1,522     1,336  13.9%     2,987
2,638  13.2%

Income taxes                      541       396  36.6%     1,017
859  18.4%
                              -------   -------  -----   -------
-------  -----
Net income                    $   981   $   940   4.4%   $ 1,970
$ 1,779  10.7%
                              =======   =======  =====   =======
=======  =====
Earnings per share            $  .27    $   .26   4.0%   $   .53
$   .48  10.9%
Average shares outstanding 3,683,352  3,671,133    .3% 3,682,849
3,688,108   -.1%

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

United Security Bancorporation and its subsidiaries reported an 11% increase in net income to $1,970,000 for the first six months of 1997 compared to $1,779,000 for the same period in 1996. Earnings per share increased by 11% to $.53 compared to $.48 for 1996. For second quarter 1997, earnings increased 4% to $981,000 compared to $940,000 for the same period in 1996. Earnings per share in second quarter was $.27 in 1997 and $.26 in 1996, an increase of 4%.

                          UNITED SECURITY BANCORPORATION
Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATION (continued)

Net Interest Income

Net interest income grew 11% to $6,536,000 in 1997 compared to $5,903,000 in 1996. The increase is primarily the result of loan growth. Total loans grew 10% to $185,611,000 as of June 30, 1997 compared to $168,533,000 as of June 30, 1996. The net interest margin to average earning assets was 6.14% and 6.33% as of June 30, 1997 and 1996, respectively.

Provision for Loan Losses

The allowance for loan losses grew 26%, comparing June 30, 1997 to 1996, which represents 1.07% and .93% of loans, respectively.

Noninterest Income

Noninterest income decreased by 7% to $1,384,000 during the first six months of 1997 compared to $1,481,000 for the same period in 1996. Fees and service charges increased 6% to $583,000 in 1997 from $549,000 in 1996 due to deposit growth patterns. This was offset by an 8% decline in insurance commissions, a loss on sales of available-for-sale securities. The loss on the sales of securities allowed the Company to reposition its securities portfolio to improve the yield on the new securities purchased.

Noninterest Expense

Noninterest expense increased by 3% in 1997 compared to first quarter 1996. The Company efficiency ratio was 58.42% for 1997 compared to 60.23% for 1996.

Liquidity and Capital Resources

The company had $18.5 million of cash and cash equivalents as of June 30, 1997. As described in other subsequent events the Company will receive approximately $31 million in liquid funds from the acquisition of 5 branches in July, 1997. The funds will be initially invested in short-term investments until new loans are originated. The current and future capital resources of the Company are allowing future growth with these acquisitions.

                         UNITED SECURITY BANCORPORATION

Item 2.  Management's Discussion and Analysis of Financial
Condition of Operation (continued)

Other Subsequent Events

Effective July 18, 1997 the Company acquired five branches from Wells Fargo Bank. United Security Bank acquired two of the branches in Moses Lake and Davenport, Washington. Home Security Bank acquired three of the branches in Walla Walla, Mabton, and Naches, Washington. These branches are located in the identified market place for the two Banks. The acquisitions will increase deposits by approximately $35 million, premises and equipment by $1.8 million, and other assets by $2.3 million for the core deposit acquisition cost. These acquisitions will increase the Company's totals beginning in third quarter 1997.

The Company previously disclosed a loss due to an embezzlement by a former employee of its subsidiary, Home Security Bank. On July 17, 1997 the Company received from its insurance carrier $637,000.
This represents the reconciled amount of the principal portion embezzled, less the insurance policy deductible of $50,000. The income will increase third quarter 1997 results.

                     UNITED SECURITY BANCORPORATION

                                Part II

                          Other Information

Item 4.  Submission of Matters to a Vote of Security-Holders

         (a) Annual meeting of shareholders was held on May 29, 1997.

         (b) Proxies for the annual meeting were solicited pursuant to
             Regulation 14 under the Act.

         (c) Matters voted upon at the meeting:

             Election of Directors   For              Withhold
             David C. Blankenship    2,097,099        138,192
             Robert J. Gardner       2,097,099        138,192
             Robert L. Golob         2,097,099        138,192
             James L. Moe            2,091,496        143,795
             Dann Simpson            2,097,099        138,192
             William Dashiell        2,097,031        138,260
             Rand Elliott            2,087,118        148,173
             Keith P. Sattler        2,096,187        139,104
             Norman J. Traaen        2,093,779        141,512

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits

             None in second quarter 1997.

         (b) Reports on Form 8-K during second quarter 1997

      Date     Item #                 Subject
April 4, 1997  Item 5. Embezzlement activities at subsidiary, Home
Security Bank
May 2, 1997    Item 4. Changes in Registrant's Certifying
Accountant
               Item 6. Resignation of Registrant's Director
May 20, 1997   Item 5. United Security Bancorporation Reaches
Agreement to
                       Acquire The Wheatland Bank
June 10, 1997  Item 4. United Security Bancorporation Selects  Moss
Adams as
                       Audit Firm
June 10, 1997  Item 5. Home Security Bank embezzlement update
June 10, 1997  Item 4. Form 8-K/A Changes in Registrant's
Certifying Accountant


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

                                    UNITED SECURITY BANCORPORATION


                                    /s/ William C. Dashiell
                                    -------------------------------
---
                                    William C. Dashiell, President
and
                                    Chief Executive Officer


Date:     July 31, 1997                 /s/ Chad Galloway
      -------------              ----------------------------------
                                    Chad Galloway, Vice President
and
                                    Chief Financial Officer





























                                    11

