Form 10-Q
period 1997-09-30
UNITED SECURITY BANCORPORATION
filed 1997-11-10
CIK 726990

U.S. SECURITIES AND EXCHANGE COMMISSION
                         Washington, DC 20549

                              FORM 10-Q

(Mark One)

(  X  )    Quarterly report under Section 13 or 15 (d) of the
Securities
           Exchange Act of 1934

           For the quarterly period ended September 30, 1997 or
                                          ------------------

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


The issuer has one class of capital stock, that being common stock. On October 31, 1997 there were 3,684,341 shares of such stock outstanding.

                      UNITED SECURITY BANCORPORATION

                 INDEX TO QUARTERLY REPORT ON FORM 10-Q

                           September 30, 1997

                           Table of Contents

Page
Part I        Financial Information

     Item 1.  Financial Statements

              Consolidated Statements of Condition - September 30,
1997
              and December 31, 1996 . . . . . . . . . . . . . . .
3

              Consolidated Statements of Income - Three Months and
              Nine Months Ended September 30, 1997 and 1996 . . .
4

              Consolidated Condensed Statements of Cash Flows -
              Nine Months Ended September 30, 1997 and 1996 . . .
5

              Notes to Consolidated Financial Statements  . . . .
6-8

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations . . . . . . . .
9-10

Part II       Other Information

     Item 6.  Exhibits and Reports on Form 8-K  . . . . . . . . .
11

Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . .
12

        3      UNITED SECURITY BANCORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CONDITION

                                              Sept 30,
December 31,
            ($ in thousands)                     1997         1996
                ASSETS
(Audited)
Cash and due from banks                       $  14,871     $
10,430
Overnight interest bearing deposits with
  other banks                                     7,722
6,223
Federal funds sold                                6,510
10,770
                                              ---------     -------
--
  Cash and cash equivalents                      29,103
27,423
Securities (Note 2)                              43,871
15,613
Loans, net of allowance for loan losses of $1,888
 in 1997 and $2,034 in 1996 (Notes 3 and 4)     192,108
176,386
Accrued interest receivable                       2,601
2,108
Premises and equipment, net                       8,100
6,117
Foreclosed real estate and other foreclosed
  assets                                            434
205
Life insurance and salary continuation assets     2,483
2,311
Intangible assets (Note 5)                        2,307
119
Other assets                                        799
767
                                              ---------     -------
--
TOTAL ASSETS                                  $ 281,806     $
231,049
                                              =========
=========
              LIABILITIES
Noninterest bearing - demand deposits          $ 42,828     $
33,281
Interest bearing:
    NOW and savings accounts                    108,965
80,735
    Time, $100,000 and over                      25,539
24,554
    Other time                                   65,591
58,829
                                              ---------     -------
--
TOTAL DEPOSITS                                  242,923
l97,399

Notes payable                                     3,635
2,491
Capital lease obligations                           737
751
Accrued interest payable                            705
630
Other liabilities                                 2,133
1,765
                                              ---------     -------
--
TOTAL LIABILITIES                               250,133
203,036
           STOCKHOLDERS' EQUITY
Common stock, no par, shares authorized
  15,000,000; issued and outstanding 3,684,341
  in 1997 and 3,682,341 in 1996                  21,014
21,001
Retained earnings                                10,955
7,276
Net unrealized loss on securities available-
  for-sale, net of tax of $87 in 1997 and
  $136 for 1996                                    (168)
(264)
Guaranteed bank loan to Employee Stock
  Ownership Plan                                   (128)
                                              ---------     -------
--
TOTAL STOCKHOLDERS' EQUITY                       31,673
28,013
                                              ---------     -------
--
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $ 281,806     $
231,049
                                              =========
=========

The accompanying notes are an integral part of these statements.

            UNITED SECURITY BANCORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF INCOME
                  ($ in thousands, except per share)

                                          Three Months Ended
                                               Sept 30,
Year-To-Date
                                            1997      1996
1997       1996
INTEREST INCOME
  Interest and fees on loans and leases  $ 5,391   $ 4,852
$15,144   $13,709
  Interest on securities                     505       279
1,096       971
  Other interest income                      328       206
799       459
                                         -------   -------      ---
----   -------
TOTAL INTEREST INCOME                      6,224     5,337
17,039    15,139
                                         -------   -------      ---
----   -------
INTEREST EXPENSE
  Interest on deposits                     2,337     2,031
6,477     5,789
  Interest on borrowings                      92        80
231       221
                                         -------   -------      ---
----   -------
TOTAL INTEREST EXPENSE                     2,429     2,111
6,708     6,010
                                         -------   -------      ---
----   -------
NET INTEREST INCOME                        3,795     3,226
10,331     9,129
  Provision for loan losses (Note 4)         227       136
548       403
                                         -------   -------      ---
----   -------
NET INTEREST INCOME AFTER PROVISION FOR
  LOAN LOSSES                              3,568     3,090
9,783     8,726
                                         -------   -------      ---
----   -------
NONINTEREST INCOME
  Fees and service charges                   350       273
933       822
  Insurance commissions                      310       324
893       956
  Securities gains/(losses)
(25)       53
  Insurance proceeds (Note 5)                796
796
  Other                                      154       207
397       454
                                         -------   -------      ---
----   -------
TOTAL NONINTEREST INCOME                   1,610       804
2,994     2,285
                                         -------   -------      ---
----   -------
NONINTEREST EXPENSE
  Salaries and employee benefits           1,564     1,505
4,450     4,405
  Occupancy expense, net                     176       161
480       458
  Equipment expense                          206       171
542       539
  Other operating expense                    716       446
1,802     1,360
                                         -------   -------      ---
----   -------
TOTAL NONINTEREST EXPENSE                  2,662     2,283
7,274     6,762
                                         -------   -------      ---
----   -------
INCOME BEFORE TAXES                        2,516     1,611
5,503     4,249
FEDERAL INCOME TAX EXPENSE                   806       483
1,823     1,342
                                         -------   -------      ---
----   -------
NET INCOME                               $ 1,710   $ 1,128      $
3,680   $ 2,907
                                         =======   =======
=======   =======
Earnings per common share                $   .46   $   .31      $
1.00   $   .79

Weighted average shares outstanding    3,684,341 3,682,341
3,683,352 3,672,904

The accompanying notes are an integral part of these statements.

             UNITED SECURITY BANCORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                 YEAR-TO-DATE SEPTEMBER 30, 1997 AND 1996
                             ($ in thousands)

                                                1997         1996
    Increase in Cash and Cash Equivalents
Net income                                   $ 3,680      $ 2,907
Cash flows from operating activities:
  Provision for loan losses                      548          403
  Depreciation and amortization                  349          389
(Increase)/decrease in assets and liabilities
  Accrued interest receivable                   (493)        (423)
  Life insurance and salary continuation
    assets                                      (172)        (263)
  Intangible assets                           (2,173)          69
  Other assets                                   (48)          58
  Accrued interest payable                        75          102
  Other liabilities                              368          313
                                             -------      -------
Net cash provided by operating activities      2,134        3,555
                                             -------      -------
Cash flows from investing activities:
  Securities:
    Maturities                                   250        7,636
    Sales                                      4,595        4,526
    Purchases                                (33,007)      (7,649)
  Net (increase)/decrease in loans and leases(16,270)     (29,106)
  Purchases of premises and equipment         (2,332)        (213)
  Foreclosed real estate activity               (229)        (250)
                                             -------      -------
Net cash provided by investing activities    (46,993)     (25,056)
                                             -------      -------
Cash flows from financing activities:
  Net increase in deposits                    45,524       37,379
  Proceeds from notes payable                  1,043        2,529
  Principal payments on notes payable            (27)         (27)
  Principal payments on capital lease
    obligations                                  (14)         (12)
  Cash received from stock sales                  20          200
  Cash paid for redemption of fractional
    shares                                        (7)          (7)
                                             -------      -------
Net cash provided by financing activities     46,539       40,062
                                             -------      -------
Net increase/(decrease) in cash and
  cash equivalents                             1,680       18,561
Cash and cash equivalents, beginning of year  27,423       15,581
                                             -------      -------
Cash and cash equivalents, end of quarter    $29,103      $34,142
                                             =======      =======

The accompanying notes are an integral part of these statements.

                      UNITED SECURITY BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  Management Statement

In the opinion of the Company, the accompanying audited and unaudited Consolidated Financial Statements present fairly the financial position of the Company as of September 30, 1997, December 31, 1996, and September 30, 1996, and the results of operations and the changes in financial position for the nine month period ended September 30, 1997 and 1996.

Certain reclassifications of 1996 balances have been made to conform with the September 30, 1997 presentation; there was no impact on net income, earnings per share or stockholders' equity. Also per share amounts and weighted average shares outstanding have been retroactively adjusted to reflect previously disclosed stock split-ups.

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

                         UNITED SECURITY BANCORPORATION

NOTE 2.  Securities

Most of the securities are classified as available-for-sale and are stated at fair value, and unrealized holding gains and losses, net of related deferred taxes, are reported as a separate component of stockholders' equity. Gains or losses on available-for-sale securities sales are reported as part of noninterest income based on the net proceeds and the adjusted carrying amount of the securities sold, using the specific identification method.
Carrying amount and fair values at September 30, 1997 and December 31, 1996 were as follows:

                                          Sept 30, 1997         December
31, 1996
                                    Amortized Fair Financial Amortized
Fair Financial
          ($ in thousands)             Cost  Value Statements Cost
Value Statements
Securities available-for-sale:
U.S. Treasury securities             $   500 $   501 $   501 $   500  $
500 $   500
Obligations of federal government
  agencies                            22,088  22,062  22,062   1,800
1,799   1,799
Mortgage backed securities            11,218  11,244  11,244   6,395
6,348   6,348
Obligations of states, municipalities
  and political subdivisions           3,255   3,223   3,223   3,250
3,099   3,099
Other securities                       5,791   5,567   5,567   3,463
3,262   3,262
                                     ------- ------- ------- -------  --
----  ------
                                      42,852  42,597  42,597  15,408
15,008  15,008
Securities held-to-maturity:
Obligations of states, municipalities
  and political subdivisions           1,274   1,286   1,274     605
611     605
                                     ------- ------- ------- ------- ---
---- -------
  Total                              $44,126 $43,883 $43,871 $16,013
$15,619 $15,613
                                     ======= ======= ======= =======
======= =======

NOTE 3.  LOANS
Loan detail by category as of September 30, 1997 and December 31, 1996 were as follows:

            ($ in thousands)                 Sept 30,
December 31,
                                               1997
1996

(Audited)
Commercial and industrial                    $107,906        $
97,086
Agricultural                                   27,836
25,621
Real estate mortgage                           31,945
29,318
Real estate construction                        8,271
9,954
Installment                                    10,171
10,527
Lease financing                                 5,129
3,038
Bank cards and other                            3,326
3,384
                                             --------        ------
--
  Total loans                                 194,584
178,928
Allowance for loan losses                      (1,888)
(2,034)
Deferred loan fees, net of deferred costs        (588)
(508)
                                             --------        ------
--
  Net loans                                  $192,108
$176,386
                                             ========
========
                                      7

                        UNITED SECURITY BANCORPORATION

NOTE 4.  ALLOWANCE FOR LOAN LOSSES

The allowance for loan loss is maintained at levels considered adequate by management to provide for possible loan losses. The allowance is based on management's assessment of various factors affecting the loan portfolio, including problem loans, business conditions and loss experience, and an overall evaluation of the quality of the underlying collateral. Changes in the allowance for loan loss during the three and nine months ended September 30, 1997 and 1996 were as follows:

                                Three Months Ended
                                    Sept 30,            Year-To-
Date
     ($ in thousands)           1997       1996        1997
1996
Balance, beginning of period    $1,977     $1,570      $2,034
$1,391
Provision for loan losses          227        136         548
403
Loan charge-offs                  (318)       (73)       (747)
(165)
Loan recoveries                      2          3          53
7
                                ------     ------      ------    --
----
Balance, end of period          $1,888     $1,636      $1,888
$1,636
                                ======     ======      ======
======

NOTE 5.  SUBSEQUENT EVENTS

In July 1997 the Company acquired five branches from Wells Fargo Bank. United Security Bank acquired two of the branches in Moses Lake and Davenport, Washington. Home Security Bank acquired three of the branches in Walla Walla, Mabton, and Naches, Washington. These branches are located in the identified market place for the two Banks. The acquisitions will increase deposits by approximately $35 million, premises and equipment by $1.8 million, and other assets by $2.3 million primarily for core deposit acquisition costs.

The Company previously disclosed a loss due to an embezzlement by a former employee of its subsidiary, Home Security Bank. In third quarter 1997 the Company received from its insurance carrier $796,000. This is a full recovery of the embezzlement, except for the insurance policy deductible of $50,000. The income has improved third quarter 1997 results, net of federal income taxes.

In fourth quarter 1997 the Company anticipates acquiring Community Ban Corporation and its wholly-owned subsidiary Bank of Pullman. This will add approximately $60 million in assets, $35 million in loans, and $51 million in deposits. The purchase method of accounting will be used for the acquisition. The purchase is approximately $12 million with an acquired intangible asset of approximately $5 million.

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

Overview
A performance summary and detailed discussion regarding the third quarter and year-to-date results in 1997 and 1996 follow this table.

       UNITED SECURITY BANCORPORATION AND SUBSIDIARIES
                    PERFORMANCE SUMMARY

                                Three Months Ended
                                     Sept 30,            Year-To-
Date
                                                   %
%
    ($ in thousands)          1997      1996    Change   1997
1996    Change
Interest income               $ 6,224   $ 5,337  16.6%   $17,039
$15,139  12.6%
Interest expense                2,429     2,111  15.1%     6,708
6,010  11.6%
                              -------   -------  -----   -------
-------  -----
Net interest income             3,795     3,226  17.6%    10,331
9,129  13.2%
Provision for loan losses         227       136  66.9%       548
403  36.0%
                              -------   -------  -----   -------
-------  -----
Net interest income after
  provision for loan losses     3,568     3,090  15.5%     9,783
8,726  12.1%
Noninterest income              1,610       804  100.2%    2,994
2,285  31.0%
Noninterest expense             2,662     2,283  16.6%     7,274
6,762   7.6%
                              -------   -------  -----   -------
-------  -----
Income before income taxes      2,516     1,611  56.2%     5,503
4,249  29.5%

Income taxes                      806       483  66.9%     1,823
1,342  35.8%
                              -------   -------  -----   -------
-------  -----
Net income                    $ 1,710   $ 1,128  51.6%   $ 3,680
$ 2,907  26.6%
                              =======   =======  =====   =======
=======  =====
Earnings per share            $  .46    $  .31   51.5%   $ 1.00
$  .79   26.2%
Average shares outstanding 3,684,341  3,682,341    .1% 3,683,352
3,672,904    .3%

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

United Security Bancorporation and its subsidiaries reported an 27% increase in net income to $3,680,000 for the first nine months of 1997 compared to $2,907,000 for the same period in 1996. Earnings per share increased by 26% to $1.00 compared to $.79 for 1996. For third quarter 1997, earnings increased 52% to $1,710,000 compared to $1,128,000 for the same period in 1996. Earnings per share in third quarter was $.46 in 1997 and $.31 in 1996, an increase of 52%.

                          UNITED SECURITY BANCORPORATION
Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (continued)

Net income was improved for the year and quarter due to the receipt of $796,000 in insurance proceeds recovering an embezzlement loss reported in 1996. Net of taxes the proceeds improved net income for the year and quarter by $525,000 or $.14 per share.

Net Interest Income

Net interest income grew 13% to $10,331,000 in 1997 compared to $9,129,000 in 1996. The increase is primarily the result of loan growth. Total loans grew 13% to $193,996,000 as of September 30, 1997 compared to $172,358,000 as of September 30, 1996. The net interest margin to average earning assets was 6.16% and 6.31% as of September 30, 1997 and 1996, respectively.

Provision for Loan Losses

The allowance for loan losses grew 15%, comparing September 30, 1997 to 1996, which represents .97% and .95% of loans, respectively.

Noninterest Income

Noninterest income increased by 31% to $2,994,000 during the first nine months of 1997 compared to $2,285,000 for the same period in 1996. The primary factor for the increase was the insurance proceeds of $796,000 described above. Fees and service charges increased 14% to $933,000 in 1997 from $822,000 in 1996 due to deposit growth patterns. This was offset by a 7% decline in insurance commissions, a loss on sales of available-for-sale securities. The loss on the sales of securities allowed the Company to reposition and improve the yield on its securities portfolio.

Noninterest Expense

Noninterest expense increased by 8% in 1997 compared to 1996 as the Company continued its expansion and its planned acquisition activity. The Company efficiency ratio improved to 54.49%, and 57.94% without the insurance proceeds for 1997, compared to 59.52% for 1996.

Liquidity and Capital Resources

The Company completed its acquisition of five Wells Fargo branches in July, 1997 increasing deposits by approximately $35 million, premises and equipment by $1.8 million and other assets by $2.3 million primarily for core deposit acquisition costs.

In fourth quarter 1997 the Company anticipates acquiring Community Ban Corporation and its wholly-owned subsidiary Bank of Pullman. This will add approximately $60 million in assets, $35 million in loans, and $51 million in deposits. The purchase method of accounting will be used for the acquisition. The purchase price is approximately $12 million with an acquired intangible asset of approximately $5 million.

                     UNITED SECURITY BANCORPORATION

                                Part II

                          Other Information

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits

             None in third quarter 1997.

         (b) Reports on Form 8-K during second quarter 1997

      Date       Item #                 Subject
July 24, 1997    Item 5. United Security Collects Insurance
Settlement
July 24, 1997    Item 5. United Security Completes Purchase of Five
Wells Fargo
                         Branches
August 27, 1997  Item 5. United Security Bancorporation to Acquire
Bank of
                         Pullman


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

                                    UNITED SECURITY BANCORPORATION


                                    /s/ William C. Dashiell
                                    -------------------------------
---
                                    William C. Dashiell, President
and
                                    Chief Executive Officer


Date:     November 10, 1997             /s/ Chad Galloway
      -----------------             -------------------------------
---
                                    Chad Galloway, Vice President
and
                                    Chief Financial Officer


                                    12

