Form 10-K
period 1997-12-31
UNITED SECURITY BANCORPORATION
filed 1998-03-27
CIK 726990

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1997
                                       OR
            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
          For the transition period from _____________ to ____________

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

    Common Stock, no par value        NASDAQ National Market System
    Title of each class            Name of each exchange on which registered

Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period as the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the stock closing prices on stock at February 14, 1998, was $70,414,000. The number of shares of common stock outstanding at such date was 4,052,775.

Documents incorporated by reference. Portions of the United Security Bancorporation Definitive Proxy Statement are incorporated by reference into
Part III of the Form 10-K.

                         UNITED SECURITY BANCORPORATION


                 ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR
                             ENDED DECEMBER 31, 1997

                                TABLE OF CONTENTS

PART I                                                                                          Page
         Item 1.   Business ................................................................      3
         Item 2.   Properties ..............................................................     17
         Item 3.   Legal Proceedings .......................................................     19
         Item 4.   Submission of Matters to a Vote of Security Holders .....................     19

PART II

         Item 5.   Market for Registrant's Common Equity and Related Stockholder
                     Matters ...............................................................     19
         Item 6.   Selected Financial Data .................................................     21
         Item 7.   Management's Discussion and Analysis of Financial Condition and
                     Results of Operations .................................................     22
         Item 7A.  Quantitative and Qualitative Disclosures About Market Risk ..............     28
         Item 8.   Financial Statements and Supplementary Data .............................     29
         Item 9.   Changes in and Disagreements with Accountants on Accounting
                     and Financial Disclosure ..............................................     29

PART III

         Item 10.  Directors and Executive Officers of the Registrant ......................     29
         Item 11.  Executive Compensation ..................................................     29
         Item 12.  Security Ownership of Certain Beneficial Owners and
                     Management ............................................................     29
         Item 13.  Certain Relationships and Related Transactions ..........................     29

PART IV

         Item 14.  Exhibits, Financial Statements, and Reports on Form 8-K .................     29

SIGNATURES .................................................................................     31

                         UNITED SECURITY BANCORPORATION


                                     PART I

Item 1. BUSINESS.

UNITED SECURITY BANCORPORATION

United Security Bancorporation (Company) is a multi-bank holding company headquartered in Spokane, Washington. The Company owns three banks, United Security Bank (Washington) (USB), Home Security Bank (Washington) (HSB), and Bank of Pullman (Idaho) (BOP) (collectively, Banks), and also owns USB Insurance (Washington) (an insurance agency), USB Leasing (Washington) (a leasing company), and USB Mortgage (Washington) (a mortgage company). The Company conducts its banking business through twenty-four branches located in communities throughout eastern Washington, including Spokane and a branch in Moscow, Idaho. The Company focuses its banking and other services on individuals, professionals, and small to medium sized businesses in diversified industries throughout its service area. At December 31, 1997, the Company had total consolidated assets of $350.4 million, net loans of $226.7 million and deposits of $307.6 million. The Company was founded in 1983 and has been profitable in every year since its inception. In 1995, the Company completed a public offering selling $8.5 million in stock and is listed on NASDAQ under the symbol "USBN".

THE BANKS

USB was formed in 1974 and serves customers in Spokane and northeastern Washington from eleven branches. HSB was formed in 1989 and serves customers in southeastern Washington from six branches. BOP was acquired in 1997 and serves customers in eastern Washington with six branches and one branch in Moscow, Idaho. The Banks offer a full range of financial services to commercial and individual customers, including short-term and medium-term loans, revolving credit facilities, inventory and accounts receivable financing, equipment financing, residential and small commercial construction lending, agricultural lending, various saving programs, checking accounts, installment and personal loans, and bank credit cards. The Banks also provide a broad range of depository and lending services to commercial, industrial and agricultural enterprises, governmental entities and individuals. The Banks' deposit-taking and lending activities are primarily directed to the communities in which their branches are located. The Banks' primary marketing focus is on small to medium-sized businesses and professionals in these communities.

The loan portfolios of the Banks consist primarily of commercial, agricultural, real estate (both mortgage and construction loans) and installment loans. At December 31, 1997, virtually all of the loans originated by the Banks were within the Banks' principal service areas.

The Company is committed to the needs of the local communities it serves, and strives to provide a high level of personal and professional service to its customers. Management believes the Company's community involvement, its understanding of its service area and its local decision-making abilities give it a distinct advantage over larger banking institutions. The Company is well positioned to provide loans to small and medium sized businesses because of the Company's direct knowledge of its customers' businesses and the communities it serves. USB, HSB, and BOP provide personalized, quality financial service to its customers, which has enabled them to maintain a stable and relatively low-cost retail deposit base.

USB INSURANCE

USB Insurance began operating in April 1987 and is engaged in selling a full line of insurance and financial products such as annuities and mutual funds on an agency basis to individuals, commercial, industrial and agricultural enterprises from locations in Colville, Chewelah and Kettle Falls, Washington. Its business was significantly enhanced in 1990 through the acquisition

                         UNITED SECURITY BANCORPORATION


of two additional agencies in northeastern Washington. Total revenues of USB Insurance for the year ended December 31, 1997 were $1,170,000 as compared to revenues of $1,202,000 for 1996. The insurance operation has been profitable since 1995.

USB LEASING

USB Leasing began operation in 1986 and is engaged in equipment leasing to small and medium-sized companies in the markets it serves. The Company has used a portion of the proceeds from its May, 1995 stock sale to expand its leasing operations. Leasing assets grew to $5.3 million as of December 31, 1997. The leasing operation has been profitable since 1996. Management of the Company expects to continue expanding its leasing business over the next several years.

USB MORTGAGE

The Company provided USB Mortgage with a portion of the proceeds received in the public offering of the Company's common stock in 1995. Management expects to continue expanding its mortgage business over the next several years. As of December 31, 1997 assets were $2.9 million. The mortgage operation has been profitable since 1996.

BUSINESS STRATEGY

The Company's business strategy is to continue to build a growing, profitable community banking and financial services network by emphasizing high quality customer service and by focusing on the financial needs of consumers and small to medium-sized businesses. The Company intends to pursue an aggressive growth strategy, the key components of which include:

    *   Increasing market share in existing markets

    * Expanding the markets served through new branch openings and acquisitions

    *   Expanding nonbanking financial services

    *   Providing superior customer service

Increase Market Share in Existing Markets. Since its formation in 1983, the Company has focused on commercial banking to small and medium-sized businesses, professionals and other individuals. Management believes that the Company can continue to gain market share by targeting products and services to these businesses.

The Company emphasizes the development of long-term relationships with its customers, which enables the Banks to develop and offer new products that meet its customers' needs. The Company is oriented toward the communities it serves and is actively involved in their communities. The Company believes this community orientation gives the Company a competitive advantage in attracting and retaining targeted customers.

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

Expand Markets Served through New Branch Openings and Acquisitions. The Company intends to expand its presence in eastern and central Washington by opening new branches and acquiring other financial institutions in markets not currently served by USB, HSB, and BOP. USB recently opened branches in Liberty Lake and Qualchan both near the city of Spokane.

                         UNITED SECURITY BANCORPORATION


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

In addition to internal growth, there may be attractive opportunities to grow the Company through carefully selected acquisitions of other financial institutions or their branches in central and eastern Washington, eastern Oregon and northern Idaho.

Acquisition. On July 18, 1997 the Company purchased five branches from Wells Fargo Bank. HSB purchased three branches located in Mabton, Naches, and Walla Walla, Washington. USB purchased two branches located in Davenport and Moses Lake, Washington. These branches are located in the identified market place for the Banks. The acquisition increased deposits by approximately $35 million, premises and equipment by $1.9 million, and intangible assets by $2.1 million primarily for the core deposit acquisition cost. The purchase price was $3.2 million.

Bank of Pullman. On October 20, 1997 the Company acquired Bank of Pullman for $11,955,000. BOP is located in the commercial center for the Palouse, the winter wheat growing region in Eastern Washington, and home of Washington State University. It has seven branches, six in Washington and one in Idaho. The Company initially purchased Community Ban Corporation, and its wholly-owned subsidiary BOP. Shortly following the acquisition Community Ban Corporation was dissolved, and BOP became a wholly-owned subsidiary of United Security Bancorporation. The acquisition was accounted for as a purchase transaction. Accordingly, the results of operations of BOP are included with the Company for periods subsequent to the date of acquisition. The acquisition increased assets by $64 million, intangible assets by $4.8 million, and deposits by $55 million as of December 31, 1997.

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

                         UNITED SECURITY BANCORPORATION


LENDING ACTIVITIES

The Company's loan portfolio consists primarily of commercial loans, agricultural loans, real estate mortgage loans, residential real estate and other construction loans, consumer installment loans and bank card loans. At December 31, 1997, the Company had total loans and leases outstanding of approximately $229 million, which equals 74.6% of the Company's total deposits and 65.4% of its total assets. $130 million of these loans were originated by USB, $60 million were originated by HSB, and $34 million by BOP. Virtually all of the loans held by the Company were to borrowers within the Banks' principal market areas.

See loan category amounts for five years in Item 6, selected financial data.

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

Mortgage Loans. Mortgage loans include various types of loans for which the Company holds real property as collateral. At December 31, 1997, loans included approximately $19.8 million of adjustable and fixed rate first mortgage loans secured by one to four family residential properties, approximately $5.3 of second mortgage loans secured by one to four family residential properties, approximately $6.1 million in loans secured by multifamily (five or more) residential properties. Mortgage loans typically mature in one to five years and require payments on amortization schedules ranging from one year to twenty years.

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

INTEREST RATES. The interest rates charged on loans vary with the degree of risk and amount of the loan, and are further subject to competitive pressures, money market rates, the availability of funds and government regulations. Approximately 47% of the loans in the Company's portfolio have interest rates that float with the lending Bank's reference rate, which is in turn based on various indices such as the rates of interest charged by money center banks.

                         UNITED SECURITY BANCORPORATION


LENDING AND CREDIT MANAGEMENT. USB, HSB and BOP each follow loan policies, which have been approved by each Bank's board of directors and are overseen by the Company. The policies establish levels of loan commitment by loan type, and credit review and grading criteria, and other matters such as loan administration, loans to affiliates, costs, problem loans and loan loss reserves, and related items. Loans are typically reviewed and graded on a monthly basis.

All loan applications are processed at the Banks' branch lending offices. All loan applications are approved by designated officers in accordance with the respective guidelines and underwriting policies of the Banks. Credit limits generally vary according to the type of loan and the individual loan officer's experience. The maximum current loan limits available to any one individual vary from $25,000 per loan to $300,000 per loan. In addition, five individuals currently can combine their credit authority, to a maximum of $750,000 for USB, $500,000 for HSB and $500,000 for BOP with respect to certain loans. Loans in excess of the above amounts require the approval of the board of directors of the lending Bank.

Under applicable federal and state law, permissible loans to one borrower by either of the Banks are also limited. As of December 31, 1997, the Banks, as a matter of policy, do not extend credit to any single borrower in excess of $2,500,000, $1,000,000, and $1,400,000 for USB, HSB, and BOP, respectively.

To accommodate borrowers whose financing needs exceed their lending limits, the Banks can sell loan participations to one another or to outside participants. At December 31, 1997, 1996 and 1995, the outstanding balance of loan participations sold outside the Company were $24,091,000, $25,205,000, and $22,365,000, respectively.

SECONDARY MORTGAGE SALES. USB Mortgage also sells mortgage loans in the secondary market to various mortgage underwriters and other financial institutions. The Mortgage Company sells fixed-rate, single-family residential loans in order to decrease the amount outstanding of such loans and also sells adjustable rate residential loans in order to increase the weighted average yields of the portfolios. In 1997, the Mortgage Company sold $2.1 million mortgage loans, consisting of $1.4 million of fixed-rate residential loans and $.7 million of adjustable rate residential loans. Fees received on such sales are included in interest and fees earned on loans, and accounted for approximately 2.0%, 3.0%, and .8% of such interest and fees in each of the three years ended December 31, 1997, 1996, and 1995, respectively. Such loans are sold on a servicing released basis, meaning the Company does not retain mortgage servicing responsibilities.

NONPERFORMING ASSETS.

The following table provides information for the Company's nonperforming assets as of December 31, 1997, 1996, and 1995.

                                                                                 YEAR ENDED DECEMBER 31,
                      ($ in thousands)                              1997       1996       1995       1994       1993
Nonperforming loans:
     Nonaccrual loans                                              $2,181     $  457     $  777     $  775     $  811
     Accrual loans 90 days or more past due                           764        441        612        228          3
                                                                   ------     ------     ------     ------     ------
          Total nonperforming loans                                 2,945        898      1,389      1,003        814
Other real estate owned and other repossed assets                     967        205        370        231        337
                                                                   ------     ------     ------     ------     ------
          Total nonperforming assets                               $3,912     $1,103     $1,759     $1,234     $1,151
                                                                   ======     ======     ======     ======     ======
Allowance for loan losses                                          $2,613     $2,034     $1,391     $1,246     $  802
Ratio of total nonperforming assets to total assets                  1.12%      0.48%      0.92%      0.75%      0.92%
Ratio of total nonperforming loans to total loans                    1.28%      0.50%      0.97%      0.82%      0.91%
Ratio of allowance for loan losses to total nonperforming loans      88.7%     226.5%     100.1%     124.2%      98.5%

The Company's nonperforming loans consist of nonaccruing loans, which are loans that are past due over 90 days, other than loans that are adequately collateralized and in the process of

                         UNITED SECURITY BANCORPORATION


collection. No interest is taken into account unless received in cash or until such time as the borrower demonstrates an ability to resume payments of principal and interest. Interest previously accrued, but not collected is reversed and charged against income at the time the loan is placed in nonaccrual status. In 1995 the Company adopted Statement of Financial Accounting Standards
(FASB) No. 114, Accounting by Creditors for Impairment of a Loan, as amended by FASB No. 118, Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures. These Standards require that impaired loans be measured to reflect the fair value of collateral. Nonaccrual loan and accruing loans more than 90 days delinquent are considered impaired loans. Additional other loans are also consider impaired as identified by management. Loans classified impaired are evaluated as part of management's allowance for loan loss adequacy review. The fair value of the collateral is evaluated to determine if a specific allowance for loan loss is needed for impaired loans. See note 6 to the Consolidated Financial Statements.

Real estate properties acquired through, or in lieu of, loan foreclosure are to be sold and are initially recorded at fair value at the date of foreclosure establishing a new cost basis. After foreclosure, valuations are periodically performed by management and the real estate is carried at the lower of carrying amount or fair value less cost to sell. Real estate properties and other repossessed assets of the Company had a book value of $967,000 as of December 31, 1997, consisting primarily of commercial and chattel property.

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

The decline in real estate market values in many parts of the country and the significant losses experienced by many financial institutions in the late 1980's, have resulted in increased regulatory scrutiny of the loan portfolios of financial institutions such as the Company and the Banks, particularly with respect to commercial real estate and multi-family residential real estate loans. Management of the Company periodically reviews the status of loans that are contractually past due and the net realizable value of the collateral securing such loans, and establishes reserves through the provision of loan losses where ultimate collection of such loans is questionable. The provision for loan losses also reflects a general allocation of unanticipated losses based in part on the size of the Company's loan portfolio and management's assessment of economic conditions within the Company's service area. Management believes that the allowance for loan losses is adequate.

                         UNITED SECURITY BANCORPORATION


The following table sets forth information regarding changes in the Company's allowance for loan losses as follows:

                                                                              YEARS ENDED DECEMBER 31,
                    ($ in thousands)                            1997        1996        1995        1994        1993
Balance of allowance for loan losses at beginning of period   $  2,034    $  1,391    $  1,246    $    802    $    692
Charge-offs
     Commercial                                                    453         253         114         117          54
     Agricultural                                                  112                                   1          19
     Real estate (mortgage and construction)                       272
     Consumer                                                      131          58          24           2           3
     Other                                                          22          61          52          28          14
                                                              --------    --------    --------    --------    --------
          Total charge-offs                                        990         372         190         148          90

Recoveries
     Commercial, financial and agricultural                         77           7          13           6           1
     Consumer                                                        3           1           5                       4
     Real estate (mortgage and construction)                        37                                               4
     Other                                                                       1                       1
                                                              --------    --------    --------    --------    --------
          Total recoveries                                         117           9          18           7           9

Net charge-offs                                                    873         363         172         141          81
Provision for loan losses                                          752       1,006         317         585         191
Allowance acquired through acquisition                             700
                                                              --------    --------    --------    --------    --------
Balance of allowance for loan losses at end of period         $  2,613    $  2,034    $  1,391    $  1,246    $    802
                                                              ========    ========    ========    ========    ========

Ratio of net charge-offs to average loans                         0.45%       0.22%       0.13%       0.13%       0.10%
Average loans and leases outstanding during the period        $193,045    $164,109    $131,818    $106,032    $ 78,580

The following table sets forth the allowance for loan losses by loan category, based on management's assessment of the risk associated with such categories as of the dates indicated, and summarizes the percentage of gross loans in each category to total gross loans.

                                                                      DECEMBER 31,
                             1997                    1996                1995                  1994                1993
                          AMOUNT OF               AMOUNT OF            AMOUNT OF            AMOUNT OF            AMOUNT OF
 ($ in thousands)         ALLOWANCE      %        ALLOWANCE     %      ALLOWANCE     %      ALLOWANCE     %      ALLOWANCE     %
Commercial                  $1,391       53%        $1,098      54%      $  726      52%      $  623      50%      $  417     52%
Agricultural                   384       15%           285      14%         191      14%         175      14%         137     17%
Real estate-mortgage           487       19%           325      16%         242      18%         249      20%         104     13%
Real estate-construction        96        4%           122       6%          98       7%          87       7%          48      6%
Consumer                       144        5%           122       6%          89       6%          75       6%          72      9%
Other                          111        4%            82       4%          45       3%          37       3%          24      3%
                            ------     ------       ------    ------     ------    ------     ------    ------     ------    ------
     Total                  $2,613      100%        $2,034     100%      $1,391     100%      $1,246     100%      $  802     100%
                            ======     ======       ======    ======     ======    ======     ======    ======     ======    ======

                         UNITED SECURITY BANCORPORATION


INVESTMENTS

Management of the investment portfolio is consolidated into a single investment committee of the Company, which comprises the Company's chief executive officer, president and chief operations officer and its vice president and chief financial officer, and the presidents of USB, HSB, and BOP. The investment committee of the Company is responsible for reviewing and approving the investment strategies and recommendations of each of the Banks, consistent with the Company's asset/liability and investment policy.

The following table sets forth the carrying value, by type, of the securities in the Company's portfolio at December 31, 1997, 1996 and 1995.

                                                                  DECEMBER 31,
                ($ in thousands)                           1997       1996       1995
U.S. Treasury and other U.S. Government agencies         $55,443    $ 8,630    $17,596
States of the U.S. and political subdivisions              6,722      3,704        365
Other securities                                           4,605      3,279      4,440
                                                         -------    -------    -------
     Total securities                                    $66,770    $15,613    $22,401
                                                         =======    =======    =======

As of December 31, 1997, 1996 and 1995, the amortized cost of the Company's investment portfolio exceeded its market value by $77,000, $394,000 and $124,000, respectively. No portion of the Company's investment portfolio is invested in derivative securities (being securities whose value derives from the value of an underlying security or securities, or market index of underlying securities' values), and to the Company's knowledge, no portion of any mutual fund held in the Company's investment portfolio was invested in derivative securities.

                         UNITED SECURITY BANCORPORATION


The following table sets forth the book values, maturities and approximate average aggregate yields of securities in the Company's investment portfolio by type at December 31, 1997.

            Type and Maturity
              ($ in thousands)                       Yield      Amount
U.S. Treasury and other U.S. government
  agencies and corporations:
     1 year or less                                              $21,418
     Over 1 through 5 years                                       34,025
     Over 5 through 10 years
     Over 10 years
                                                                 -------
          Total                                      6.75%        55,443
                                                                 -------
States and political subdivisions
     1 year or less                                                  777
     Over 1 through 5 years                                        4,756
     Over 5 through 10 years                                         921
     Over 10 Years                                                   268
                                                                 -------
          Total                                      6.38%         6,722
                                                                 -------
Other securities:
     1 year or less                                                3,574
     Over 1 through 5 years                                        1,031
     Over 5 through 10 years
     Over 10 years
                                                                 -------
          Total                                      7.24%         4,605
                                                                 -------
Total investment securities:
     1 year or less                                               25,769
     Over 1 through 5 years                                       39,812
     Over 5 through 10 years                                         921
     Over 10 years                                                   268
                                                                 -------
          Total                                      6.73%       $66,770
                                                                 =======

The yields for tax-exempt securities have been computed on a full tax equivalent basis using an assumed tax rate of 34%. Maturities of mortgage-backed securities, which are primarily included with U.S. government agencies, are estimated and are based on the average lives of the underlying mortgage loans, adjusted to incorporate prepayment assumptions.

                         UNITED SECURITY BANCORPORATION


DEPOSITS

The Company's primary source of funds has historically been customer deposits. The Banks strive to maintain a high percentage of noninterest-bearing deposits, which are low cost funds and result in higher interest margins. At December 31, 1997, 1996, and 1995, the Company's ratios of noninterest-bearing deposits to total deposits were 21.0%, 16.9%, and 15.7%, respectively.

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

The following table sets forth the average balances for each major category of deposit and the weighted-average interest rate paid for deposits in 1997, 1996 and 1995.

                                                               YEAR ENDED DECEMBER 31,
                                                   1997                  1996                    1995
                                            AVERAGE   INTEREST    AVERAGE    INTEREST     AVERAGE     INTEREST
         ($ in thousands)                   BALANCE     RATE      BALANCE      RATE       BALANCE       RATE
Interest-bearing demand deposits           $ 81,020    4.65%     $ 56,483      4.44%     $ 43,558       4.28%
Savings deposits                             19,846    3.72%       14,822      3.02%       15,411       3.18%
Time deposits                                91,169    5.44%       82,840      5.91%       75,340       6.03%
Noninterest-bearing demand deposits          39,325                29,060                  21,598
                                           --------              --------                --------
     Total                                 $231,360              $183,205                $155,907
                                           ========              ========                ========

The following table shows the amounts and maturities of certificates of deposit that had balances of more than $100,000 at December 31, 1997, 1996 and 1995.

                                                                           DECEMBER 31,
                      ($ in thousands)                              1997       1996       1995
Certificates of Deposit over $100,000 with remaining maturity:
     Less than three months                                       $11,678    $12,103    $ 8,541
     Three to six months                                            5,452      3,635      5,106
     Over six months to one year                                   10,809      8,312      5,994
     Over one year                                                  2,222        504      2,052
                                                                  -------    -------    -------
          Total                                                   $30,161    $24,554    $21,693
                                                                  =======    =======    =======

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

                         UNITED SECURITY BANCORPORATION


USB competes for deposits and banking business in northeastern Washington from eleven locations in Chewelah, Colville, Davenport, Kettle Falls, Ione, Moses Lake, and Spokane. The Bank's market area encompasses Stevens, Ferry, Grant, Lincoln and Pend Oreille Counties, and the northern and eastern portions of Spokane County. USB competes against two commercial banks and one mutual savings bank in Stevens County, one commercial bank and one credit union in Ferry County, four commercial banks, one federal savings bank and several credit unions in Grant County, and five commercial banks and two credit unions in Lincoln County and two commercial banks and one credit union in Pend Oreille County. In Spokane County, USB competes against approximately seven commercial banks, one mutual savings bank, several credit unions and savings and loans.

HSB serves customers in southeastern and southcentral Washington from locations in Mabton, Naches, Sunnyside, Prosser, Yakima and Walla Walla. The bank's market area encompasses Yakima and Walla Walla Counties and the western portion of Benton County. HSB competes against commercial banks, savings and loans, and credit unions in its market area.

BOP serves customers in the southeastern corner of the State of Washington and Latah County, Idaho. BOP is located in Whitman County with branches in Pullman, Colton, and Uniontown. Competition within Pullman includes two commercial banks, one mutual savings bank, and a credit union. In Palouse, Washington BOP competes with one local bank. Bank of Pullman transferred its charter to the State of Idaho in order to open a branch in Moscow, Idaho in 1997. Competition in Moscow, Idaho comes from four commercial banks, one savings bank and two credit unions.

EMPLOYEES

As of December 31, 1997, the Company had 214 employees, of which 84 were employed by USB, 48 were employed by HSB, 44 were employed by BOP, 15 were employed by USB Insurance, 2 were employed by USB Leasing, 13 were employed by USB Mortgage, and 8 were employed by the Parent Company, United Security Bancorporation. None of the Company's employees are covered by a collective bargaining agreement. Management believes relations with the Company's employees are good. United Security Bancorporation is located at 9506 N. Newport Hwy., Spokane, WA 99218 and the telephone number is 509-467-6949.

EFFECT OF GOVERNMENTAL POLICY

One of the most significant factors affecting the Bank's earnings is the difference between the interest rates paid by the Bank on its deposits and its other borrowings and the interest rates earned by the Bank on loans to its customers and securities owned by the Bank. The yields of its assets and the rates paid on its liabilities are sensitive to changes in prevailing interest rates. Thus, the earnings and growth of the Bank will be influenced by general economic conditions, the monetary and fiscal policies of the federal government, and the policies of regulatory agencies, particularly the Federal Reserve Board, which implements national monetary policy. An important function of the Federal Reserve System is to regulate the money supply and credit conditions in order to mitigate recessionary and inflationary pressures. Among the techniques used to implement these objectives are open market operations in United Sates government securities, changes in reserve requirements of banks, and in the cost of short-term borrowings. These techniques influence overall growth and distribution of credit, bank loans, investments and deposits, and may also affect interest rates charged on loans or paid on deposits. The nature and impact of future changes in monetary policies cannot be predicted.

From time to time, legislation has been enacted which has the effect of increasing the cost of doing business, limiting or expanding permissible activities, or affecting the competitive balance between bank and other financial institutions. Legislative proposals which could affect the Company and the banking business in general have been proposed and may be introduced

                         UNITED SECURITY BANCORPORATION


before the United States Congress and other governmental bodies. These proposals may alter the Company's structure, regulation, disclosure and reporting requirements. In addition, various banking regulatory agencies frequently propose rules and regulations to implement and enforce existing legislation. It cannot be predicted whether or in what form any such legislation or regulations will be enacted or the extent to which the business of the Company would be affected thereby.

SUPERVISION AND REGULATION

General. As a bank holding company, the Company is subject to regulation under Bank Holding Company Act of 1956, as amended (the "BHCA"), and its examination and reporting requirements. Under the BHCA, a bank holding company may not directly or indirectly acquire the ownership or control of more than 5% of the voting shares or substantially all of the assets of any company, including a bank or savings and loan association, without the prior approval of the Federal Reserve Board. In addition, bank holding companies are generally prohibited under the BHCA from engaging in nonbanking activities, subject to certain exceptions. The Economic Growth and Regulatory Paperwork Reduction Act of 1996 ("Economic Growth Act") amended the BHCA to eliminate the requirement that bank holding companies seek approval of the Board of Governors of the Federal Reserve ("FRB") before engaging de novo in permissible nonbanking activities if the holding company is well-capitalized and meets certain other specified criteria. A bank holding company meeting those specifications need only notify the FRB within 10 business days after beginning the activity. The Economic Growth Act also established an expedited procedure for well-capitalized bank holding companies meeting certain criteria to obtain FRB approval to acquire smaller companies that engage in permissible non-banking activities pre-approved by FRB order.

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

Tie-In Arrangements. The Company and its subsidiaries cannot engage in certain tie-in arrangements relating to any extension of credit, sale or lease of property or furnishing of services. For example, with certain exceptions, neither the Company nor its subsidiaries may condition an extension of credit to a customer on either (1) a requirement that the customer obtain additional services provided by it or (2) an agreement by the customer to refrain from obtaining other services from a competitor. In April of 1997, the FRB adopted significant amendments to its anti-tying rules that: (1) removed FRB-imposed anti-tying restrictions on bank holding companies and their non-bank subsidiaries; (2) allowed banks greater flexibility to package products with their affiliates; and (3) established a safe harbor from the tying restrictions for certain foreign transactions. These amendments are designed to enhance competition in banking and nonbanking products and allow banks and their affiliates to provide more efficient, lower cost service to their customers. However, the impact of the amendments on the Company and its subsidiaries is unclear at this time.

                         UNITED SECURITY BANCORPORATION


Payment of Dividends. The Company is a legal entity separate and distinct from the Banks, the Mortgage Company, the Leasing Company and Insurance Company. The principal source of the Company's revenues is dividends from the Banks. Various federal and state statutory provisions limit the amount of dividends the Banks can pay to the Company without regulatory approval. The approval of appropriate federal or state bank regulatory agencies is required for any dividend if the total of all dividends declared by the Banks in any calendar year would exceed the total of the institution's net profits, as defined by regulatory agencies, for such year combined with its retained net profits for the preceding two years. The payment of dividends by the Banks may also be affected by other factors, such as the maintenance of adequate capital.

Capital Adequacy. The Federal Reserve Board has issued standards for measuring capital adequacy for bank holding companies. These standards are designed to provide risk-responsive capital guidelines and to incorporate a consistent framework for use by financial institutions operating in major international financial markets. The banking regulators have issued standards of banks that are similar to, but not identical with, the standards of bank holding companies. In general, the risk-related standards require financial institutions and financial institution holding companies to maintain capital levels based on "risk adjusted" assets, so that categories of assets with potentially higher credit risk will require more capital backing than categories with lower credit risk. In addition, financial institutions and financial institution holding companies are required to maintain capital to support off-balance sheet activities such as loan commitments.

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

The Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA"), adopted in August 1989 to provide for the resolution of insolvent savings associations, required the FDIC to establish separate deposit insurance funds--the Bank Insurance Fund ("BIF") for bank and the Savings Association Insurance Fund ("SAIF") for savings associations. FIRREA also required the FDIC to set deposit insurance assessments at such levels as would cause BIF and SAIF to reach their "designated reserve ratios" of 1.25 percent of the deposits insured by them within a reasonable period of time. Due to low costs of resolving bank insolvencies in the last few years, BIF reached its designated reserve ratio in May 1995. As a result, effective January 1, 1996, the FDIC eliminated deposit insurance assessments (except for the minimum $2,000 payment required by law) for banks that are well capitalized and well managed and reduced the deposit insurance assessments for all other banks. With the enactment of the Deposit Insurance Funds Act of 1996 ("Funds Act"), for the three-year period beginning in 1997, BIF-insured deposits such as those of the Bank are subject to a Financing Corporation ("FICO") premium assessment on domestic deposits at one-fifth the premium rate (roughly 1.3 basis points) imposed on SAIF-insured deposits (roughly 6.5 basis points). Beginning in the year 2000, BIF-insured institutions like the Bank will be required to pay the FICO obligations on a pro-rata basis with all thrift institutions; annual assessments are expected to equal approximately 2.4 basis points until 2017, to be phased out completely by 2019. The Funds Act provides for the merger of the BIF and SAIF on January 1, 1999, only if no thrift institutions exist on that date.

Support of Subsidiary Banks. Under Federal Reserve Board policy, the Company is expected to act as a source of financial strength to the Banks and to commit resources to support the Banks in circumstances where it may not choose to do so absent such a policy. This support may be required at times when the Company may not find itself able to provide it. In addition, any capital loans by the Company to the Banks would also be subordinate in right of payment to

                         UNITED SECURITY BANCORPORATION


deposits and certain other indebtedness of such subsidiary. Consistent with this policy regarding bank holding companies serving as a source of financial strength for their subsidiary banks, the Federal Reserve Board has stated that, as a matter of prudent banking, a bank holding company generally should not maintain a rate of cash dividends unless its net income available to common shareholders has been sufficient to fully fund the dividends and the prospective rate of earnings retention appears consistent with the bank holding company's capital needs, asset quality and overall financial condition.

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

The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") made extensive changes to the federal banking laws. FDICIA instituted certain changes to the supervisory process, including provisions that mandate certain regulatory agency actions against undercapitalized institutions within specified time limits. FDICIA contain various other provisions that may affect the operations of banks and savings institutions.

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

The FDIC and the Federal Reserve Board adopted capital-related regulations under FDICIA. Under those regulations, a bank will be well capitalized if it: (i) had a risk-based capital ratio of 10% or greater; (ii) had a ratio of Tier 1 capital to risk-weighted assets of 6% or greater; (iii) had a Tier 1 capital to average assets of 5% or greater and (iv) was not subject to an order, written agreement, capital directive or prompt correction action directive to meet and maintain a specific capital level for any capital measure. A bank will be adequately capitalized if it was not "well capitalized" and: (i) had a risk-based capital ratio of 8% or greater; (ii) had a ratio of Tier 1 capital to risk-weighted assets of 4% or greater; and (iii) had a ratio of Tier 1 capital to average assets of 4% or greater (except that certain associations rated "Composite 1" under the federal banking agencies' CAMEL rating system may be adequately capitalized if their ratios of core capital to adjusted total assets were 3% or greater). FDICIA also makes extensive changes in existing rules regarding audits, examinations and accounting. It generally requires annual on-site, full scope examinations by each bank's primary federal regulatory. It also imposes new responsibilities on management, the independent audit committee and outside accountants to develop or approve reports regarding the effectiveness of internal controls, legal compliance and off-balance sheet liabilities and assets.

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

                         UNITED SECURITY BANCORPORATION


The Interstate Banking and Community Development Legislation. In September 1994, legislation was enacted that is expected to have a significant effect in restructuring the banking industry in the United States. The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 ("Riegle-Neal") facilitates the interstate expansion and consolidation of banking organizations by permitting (i) bank holding companies that are adequately capitalized and managed, one year after enactment of the legislation, to acquire banks located in states outside their home states regardless of whether such acquisitions are authorized under the law of the host state, (ii) the interstate merger of banks after June 1, 1997, subject to the right of individual states to "opt in" or to "opt out" of this authority before that date, (iii) banks to establish new branches on an interstate basis provided that such action is specifically authorized by the law of the host state, (iv) foreign banks to establish, with approval of the regulators in the United States, branches outside their home states to the same extent that national or state banks located in the home state would be authorized to do so, and (v) banks to receive deposits, renew time deposits, close loans, service loans and receive payments on loans and other obligations as agent for any bank or thrift affiliate, whether the affiliate is located in the same state or a different state. One effect of Riegle-Neal is to permit the Company to acquire banks located in any state and to permit bank holding companies located in any state to acquire banks and bank holding companies in Washington. Under recent banking agency regulations, banks are prohibited from using their interstate branches primarily for deposit production. The FDIC and other banking agencies have accordingly implemented a loan-to-deposit ratio screen to ensure compliance with this prohibition. Overall, Riegle-Neal is likely to have the effects of increasing competition and promoting geographic diversification in the banking industry.

Securities Registration and Reporting. The common stock of the Company is registered as a class with the SEC under the 1934 Act and thus is subject to the periodic reporting and proxy solicitation requirements and the insider-trading restrictions of that Act. The periodic reports, proxy statements, and other information filed by the Company under that Act can be inspected and copied at or obtained from the office of the SEC in Washington, D.C. In addition, the securities issued by the Company are subject to the registration requirements of the 1933 Act and applicable state securities laws unless exemptions are available.

ITEM 2. PROPERTIES.

At December 31, 1997, the Company owned or leased facilities in twenty-three locations in eastern Washington and one location in Moscow, Idaho. A description of the property is as follows:

USB's Chewelah branch is a leased facility located at S. 106 2nd E. The building has approximately 9,600 square feet and was last renovated in 1983. Approximately 720 square feet is subleased to USB Insurance. The lease is treated as a Capital Lease. The lease agreement expires in 2010. See footnote 12 in the consolidated financial statements for further information.

USB's Ione branch is a leased facility located at 222 Main. The building has approximately 3,000 square feet and was renovated in 1983. The lease is treated as a Capital Lease. The lease agreement expires in 2010. See footnote 12 in the consolidated financial statements for further information.

USB leased its downtown Spokane facility in 1995 located at 222 N. Wall. The square footage is approximately 8,700 square feet. The lease agreement expires in 2005. The facility is leased from a Company partially owned by a Director of the Company. USB Mortgage and USB Leasing lease approximately 1,850 square feet of shared office space at this facility. Their lease expires in 2000.

                         UNITED SECURITY BANCORPORATION


The Company owns the USB Colville branch located at 621 South Main and leases it to USB and USB Insurance. The building has approximately 7,700 square feet including 3,100 square feet leased to USB Insurance. The building was renovated in 1991.

The Company owns the USB Kettle Falls branch located at Juniper and Highway 395 and leases this facility to USB for a branch and USB Insurance, square footage of approximately 4,200 and 475, respectively. The building was purchased in 1982.

The Company owns the USB Northpointe branch located at North 9506 Newport Highway and leases it to USB for a branch and USB Mortgage, square footage of approximately 9,000 and 878, respectively. The remainder of the space or about 1,400 square feet is used by the Company as its headquarters. The building was renovated in 1993. This is also the headquarters location for USB. The mainframe computer location is at this site for the Company.

The Company owns the USB Spokane Valley branch located at 14306 E. Sprague and leases it to USB for a branch, a doctor, a securities brokerage firm, and a pharmaceutical. Square footage is about 7,000 square feet with about 4,000 square feet used for banking services.

In 1997 USB purchased its branch located in Davenport at 639 Morgan St. The building has approximately 1,350 square feet.

In 1997 USB purchased its branch located in Moses Lake at 101 E. 4th Ave. The building has approximately 3,100 square feet.

In 1997 the Company constructed the USB branch located in Liberty Lake at 1221
N. Liberty Lake Road. The building has approximately 1,900 square feet. The land is leased.

In 1997 the Company constructed the USB branch located in Qualchan at 4233 S. Cheney Spokane Road. The building has approximately 1,900 square feet. The land is leased.

The Company owns the HSB branch located in Sunnyside at 322 S. 6th Street. The building was purchased in 1992 and has approximately 5,120 square feet. This is the headquarters location for HSB.

The Company owns the HSB branch located in Prosser at 1115 Meade Avenue. The building was purchased in 1989 and has approximately 3,700 square feet.

The Company owns the HSB branch located in Yakima located at 315 N. 2nd Street. The building has approximately 10,000 square feet. HSB subleases approximately 2,300 square feet of space to a law firm.

In 1997 HSB purchased its branch located in Mabton at 408 B Street. The building has approximately 2,400 square feet.

In 1997 HSB purchased its branch located in Naches at 619 2nd St. The building has approximately 3,400 square feet.

In 1997 HSB purchased its branch located in Walla Walla at 33 E. Main St. The building has approximately 6,000 square feet.

BOP was acquired by the Company in 1997. Its main office located at 300 E. Main Street in Pullman is a leased facility with approximately 6,100 square feet. The building was built in 1900 and renovated in 1980. This is a leased facility.

                         UNITED SECURITY BANCORPORATION


BOP has a second Pullman location at 1020 N. Grand. It has approximately 4,000 square feet of building space. The building was built in 1961. This is a leased facility.

BOP has a third Pullman branch located on the Washington State University campus and was built in 1953 and renovated in 1968. This is a leased facility. The branch has 700 square feet of banking space. This branch will be relocated to South Grand in 1998.

BOP has a leased branch in Moscow, Idaho at 505 S. Jackson, which is a new branch opened in 1997. The building area is approximately 1,440 square feet.

BOP owns a branch in Colton located at 702 Broadway. It has approximately 3,100 square feet. The building was completed in 1900.

BOP owns a branch building in Uniontown at 118 S. Montgomery St. It was built in 1900 and has approximately 1,000 square feet.

BOP owns a branch located at Bridge & Main St. in Palouse. It was built in 1900 and has approximately 3,000 square feet. BOP leases an office of this building to an insurance company.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of the Company's shareholders during the fourth quarter of 1997.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET INFORMATION. Effective in May, 1995 the Common Stock was approved for quotation on the Nasdaq National Market System (NASDAQ) under the symbol "USBN". Prior to NASDAQ quotation, the Common Stock was traded on a limited basis in the over-the-counter market. The following table sets out the high and low bid prices per share for the Common Stock for 1997 and 1996 as reported by NASDAQ.

                           1997                  1996
                      HIGH      LOW          HIGH      LOW
First Quarter        $13.86    $11.57       $11.15    $9.82
Second Quarter       $13.18    $11.59       $11.15    $9.71
Third Quarter        $16.94    $12.62       $12.40    $9.71
Fourth Quarter       $19.09    $16.14       $12.60    $10.54

Per share amounts have been adjusted giving retroactive effect to stock split-ups and stock dividends.

                         UNITED SECURITY BANCORPORATION


HOLDERS. The number of holders of common stock of record on February 14, 1998 was approximately 1,200.

DIVIDENDS. The Company has declared and paid the following dividends subsequent to January 1, 1995: On February 14, 1995, the Company paid a 10% stock dividend; on August 23, 1995, the Company paid a 10% stock dividend; and on February 5, 1996 and February 25, 1997 the Company issued 10% stock split-ups. On February 10, 1998, the Company paid a 10% stock dividend.

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

                         UNITED SECURITY BANCORPORATION


ITEM 6.  SELECTED FINANCIAL DATA.
The following table sets forth certain selected consolidated financial data of the Company at and for the years ended December 31:

($ in thousands, except per share amounts)        1997           1996           1995           1994           1993
Net interest income                            $   14,780     $   12,572     $   10,042     $    7,768     $    6,021
Provision for loan losses                             752          1,006            317            585            191
Noninterest income                                  3,717          2,981          3,765          2,258          2,149
Noninterest expense                                10,628          9,872          8,414          6,446          5,918
Income before income tax expense                    7,117          4,675          5,076          2,995          2,060
Income tax expense                                  2,253          1,513          1,325          1,017            695
Net income                                          4,864          3,162          3,751          1,978          1,365
Basic earnings per common share                $     1.20     $     0.78     $     1.09     $     0.92     $     0.72
Diluted earnings per common share              $     1.19     $     0.78     $     1.09     $     0.92     $     0.72
Return on average assets                             1.81%          1.47%          2.10%          1.36%          1.17%
Return on average equity                            16.07%         11.90%         19.39%         18.91%         17.20%
Assets                                         $  350,479     $  231,049     $  191,578     $  163,911     $  125,737
Securities                                         66,770         15,613         22,401         23,135         20,888
Loans:
  Commercial and industrial                       122,482         97,086         75,011         61,968         46,593
  Agricultural                                     33,787         25,621         19,787         16,721         15,136
  Real estate mortgage                             42,884         29,318         25,048         24,883         12,079
  Real estate construction                          8,440          9,954         10,169          8,126          6,303
  Installment                                      12,666         10,527          9,234          7,781          6,185
  Lease financing                                   5,209          3,038          1,336                            54
  Bank cards and other loans                        4,541          3,384          3,172          3,286          2,874
     Total loans                                  230,009        178,928        143,757        122,765         89,224
Allowance for loan loss to loans percentage          1.14%          1.14%          0.97%          1.02%          0.90%
Deposits                                          307,586        197,399        163,791        146,629        114,139
Borrowings                                          6,989          3,242            767          4,035          1,658
Stockholders' equity                               33,089         28,013         24,863         12,186          8,643
Equity to assets ratio                               9.44%         12.12%         12.98%          7.43%          6.87%
Book value per common share                    $     8.16     $     6.92     $     6.17     $     5.19     $     4.53
Number of common shares outstanding             4,052,775      4,050,575      4,031,554      2,347,839      1,908,795
Weighted average shares outstanding             4,051,961      4,042,811      3,441,502      2,149,050      1,908,795

See Results of Operations for a description of the nonrecurring items impacting the above years for comparative purposes.

                         UNITED SECURITY BANCORPORATION


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

The Company's net income is derived primarily from net interest income of the Banks, which is the difference between interest earned on their loan and investment portfolios and their cost of funds, primarily interest paid on deposits and borrowings. For the years ended December 31, 1997, 1996, and 1995, the Company's average net interest margins were 6.1%, 6.4%, and 6.1%, respectively. See Asset/Liability Management.

Net income is also affected by levels of provisions for loan losses, noninterest income (primarily service charges on deposits, insurance commissions, and other operating income) and noninterest expenses (primarily salaries and benefits, occupancy expense, data processing cost, legal and professional services expense, business and occupation tax, and other operating expenses). For the three years ended December 31, 1997, 1996, and 1995, the provision for loan losses was $752,000, $1,006,000, and $317,000, respectively. Net charge-offs during the year ended December 31, 1997 were $873,000 as compared to $363,000 and $172,000 during 1996 and 1995, respectively. For the three years ended December 31, 1997, 1996, and 1995 noninterest income as a percentage of personnel expenses was 57%, 50%, and 76%, respectively.

NET INTEREST INCOME

The following table sets forth information with regard to average balances of assets and liabilities, and interest income from interest-earning assets and interest expense on interest-bearing liabilities, resultant yields or costs, net interest income, net interest spread (the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities), and the net interest margin.

                                                                YEAR ENDED DECEMBER 31,
                                                              1997                            1996
              ($ in thousands)                  AVERAGE                           AVERAGE
                   ASSETS                       BALANCE     INTEREST      %       BALANCE     INTEREST      %
Loans                                           $193,045    $ 21,501    11.14%    $164,109    $ 18,765    11.43%
Taxable securities                                26,274       1,790     6.81%      15,404       1,038     6.74%
Nontaxable securities                              5,785         369     6.38%       3,732         285     7.64%
Federal funds sold                                11,323         623     5.50%       7,460         402     5.39%
Time deposits with other banks                     8,884         486     5.47%       5,935         306     5.16%
                                                --------    --------    -----     --------    --------    -----
  Total interest earning assets                  245,311    $ 24,769    10.10%     196,640    $ 20,796    10.58%
                                                            ========    =====                 ========    =====
Noninterest earning assets                        23,765                            19,066
                                                --------                          --------
  Total assets                                  $269,076                          $215,706
                                                ========                          ========
               LIABILITIES
Interest-bearing demand deposits                $ 81,020    $  3,768     4.65%    $ 56,483    $  2,506     4.44%
Savings deposits                                  19,846         739     3.72%      14,822         447     3.02%
Time deposits                                     91,169       4,956     5.44%      82,840       4,897     5.91%
                                                --------    --------    -----     --------    --------    -----
  Total interest-bearing deposits                192,035       9,463     4.93%     154,145       7,850     5.09%
Short-term debt                                                                        105           5     4.76%
Long-term debt                                     4,796         432     9.01%       3,077         292     9.49%
                                                --------    --------    -----     --------    --------    -----
  Total interest-bearing liabilities             196,831    $  9,895     5.03%     157,327    $  8,147     5.18%
                                                            ========    =====                 ========    =====
Noninterest bearing demand deposits               39,325                            29,060
Other noninterest bearing liabilities              2,656                             2,695
                                                --------                          --------
  Total liabilities                              238,812                           189,082

             STOCKHOLDERS' EQUITY                 30,264                            26,624
                                                --------                          --------
  Total liabilities and stockholders' equity    $269,076                          $215,706
                                                ========                          ========
Net interest income                                        $ 14,874     5.07%                 $ 12,649     5.40%
                                                           ========     ====                  ========     =====
Net interest margin to average
  earning assets                                                        6.06%                              6.43%
                                                                        ====                               ====


                                                     YEAR ENDED DECEMBER 31,
                                                              1995
              ($ in thousands)                   AVERAGE
                   ASSETS                        BALANCE     INTEREST       %
Loans                                            $131,818    $ 14,976     11.36%
Taxable securities                                 24,030       1,634      6.80%
Nontaxable securities                                 228          17      7.46%
Federal funds sold                                  3,788         205      5.41%
Time deposits with other banks                      3,746         228      6.09%
                                                 --------    --------     -----
  Total interest earning assets                   163,610    $ 17,060     10.43%
                                                             ========     =====
Noninterest earning assets                         14,804
                                                 --------
  Total assets                                   $178,414
                                                 ========
                LIABILITIES
Interest-bearing demand deposits                 $ 43,558    $  1,865      4.28%
Savings deposits                                   15,411         490      3.18%
Time deposits                                      75,340       4,546      6.03%
                                                 --------    --------     -----
  Total interest-bearing deposits                 134,309       6,901      5.14%
Short-term debt                                     1,084          35     3.23%
Long-term debt                                        779          78     10.01%
                                                 --------    --------     -----
  Total interest-bearing liabilities              136,172    $  7,014      5.15%
                                                             ========     =====
Noninterest bearing demand deposits                21,598
Other noninterest bearing liabilities               1,303
                                                 --------
  Total liabilities                               159,073

             STOCKHOLDERS' EQUITY                  19,341
                                                 ========
  Total liabilities and stockholders' equity     $178,414
                                                 ========

Net interest income                                          $ 10,046      5.28%
                                                             ========     =====
Net interest margin to average
  earning assets                                                           6.14%
                                                                          =====

Nonaccrual loans are included with loan balances. In the above table tax exempt securities income has been adjusted to a tax equivalent basis using an assumed tax rate of 34%.

                         UNITED SECURITY BANCORPORATION


The following table illustrates the changes in the Company's net interest income due to changes in volumes and interest rates.

                                                                1997 VS 1996                          1996 VS 1995
                                                         INCREASE (DECREASE) IN NET INTEREST INCOME DUE TO CHANGES IN
                 ($ in thousands)                    VOLUME        RATE         TOTAL       VOLUME        RATE         TOTAL
INTEREST EARNING ASSETS
Loans                                               $  3,309     $   (573)    $  2,736     $  3,669     $    120     $  3,789
Securities                                               841          (22)         819         (348)         (53)        (401)
Federal funds sold                                       208           13          221          199           (2)         197
Interest-bearing deposits in other banks                 152           28          180          133          (55)          78
                                                    --------     --------     --------     --------     --------     --------
     Total interest earning assets                     4,510         (554)       3,956        3,653           10        3,663
                                                    --------     --------     --------     --------     --------     --------
INTEREST BEARING LIABILITIES
Interest-bearing demand deposits                       1,089          173        1,262          553           88          641
Savings deposits                                         152          140          292          (19)         (24)         (43)
Time deposits                                            492         (433)          59          453         (102)         351
                                                    --------     --------     --------     --------     --------     --------
     Total interest bearing deposits                   1,733         (120)       1,613          987          (38)         949
Short-term debt                                           (5)          (5)         (32)           2          (30)
Long-term debt                                           163          (23)         140          230          (16)         214
                                                    --------     --------     --------     --------     --------     --------
     Total interest bearing liabilities                1,891         (143)       1,748        1,185          (52)       1,133
                                                    ========     ========     ========     ========     ========     ========
Total increase (decrease) in net interest income    $  2,619     $   (411)    $  2,208     $  2,468     $     62     $  2,530
                                                    ========     ========     ========     ========     ========     ========

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

The ALM policy is also designed to maintain an appropriate balance between rate-sensitive assets and liabilities in order to maximize interest rate spreads. The Banks monitor the sensitivity of their assets and liabilities with respect to changes in interest rates and maturities, and direct the allocation of their funds accordingly. The strategy of each Bank has been to maintain, to the extent possible, a balanced position between assets and liabilities, and to place emphasis on the sensitivity of its assets. Generally, the Banks attempt to maintain liquid assets, in order to meet funding requirements in the current period, and a ratio of interest income to average earning assets of 4% to 6%. At December 31, 1997, the net interest margins of USB, HSB, and BOP were 5.46%, 5.10%, and 5.42%, respectively. Should interest rates trend upward in the near future, the Company could become more asset sensitive through the sale of investment securities, although the amount realized on the sale would be adversely affected by the increased rates. Management believes there will be less movement in rates on short-term liabilities such as savings, negotiable order of withdrawal ("NOW") accounts and money market

                         UNITED SECURITY BANCORPORATION


accounts in an increasing interest rate environment than in rates on the Company's interest-earning assets.

The following table sets forth the Company's contractual payment, maturity or repricing information for interest-earning assets and interest-bearing liabilities, and the resulting cumulative interest rate gap as of December 31, 1997. The amounts in the table are derived from internal data from the Company and could be significantly affected by factors such as changes in prepayment experience, early withdrawals of deposits and competition. Mortgage-backed securities, which are included with securities are estimated and based on the average lives of the underlying mortgage loans, adjusted to incorporate prepayment assumptions.

                                                           ESTIMATED MATURITY OR REPRICING
                                                        THREE MONTHS
                                           LESS THAN    TO LESS THAN    ONE TO    OVER FIVE
        ($ in thousands)                  THREE MONTHS    ONE YEAR    FIVE YEARS    YEARS       TOTAL
INTEREST-EARNING ASSETS:
Fixed-rate loans                           $  10,521     $  15,646     $53,886     $40,441     $120,494
Floating-rate loans                          108,854                                            108,854
Securities                                     9,900        15,869      39,812       1,189       66,770
Other interest-earning assets                 14,866                                             14,866
                                           ---------     ---------     -------     -------     --------
     Total interest-earning assets         $ 144,141     $  31,515     $93,698     $41,630     $310,984
                                           =========     =========     =======     =======     ========
INTEREST-BEARING LIABILITIES:
Savings and NOW accounts                   $ 129,811                                           $129,811
Certificates of deposit over $100,000         11,678        16,261       2,222                   30,161
Other time deposits                           22,618        49,710      10,645          55       83,028
Long-term debt                                 5,530            15         124         588        6,257
                                           ---------     ---------     -------     -------     --------
     Total interest-bearing liabilities    $ 169,637     $  65,986     $12,991     $   643     $249,257
                                           =========     =========     =======     =======     ========
Interest sensitivity gap                   $ (25,496)    $ (34,471)    $80,707     $40,987
Cumulative interest sensitive gap            (25,496)      (59,967)     20,740      61,727
As a percentage of total assets                -7.27%       -17.11%       5.92%      17.61%

Certain assumptions are inherent in the method of analysis presented in the foregoing table. For example, although certain assets and liabilities may have similar maturities and periods to repricing, they may react differently to changes in market interest rates. Also, interest rates on assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other assets and liabilities may follow changes in market interest rates. Additionally, certain assets have features that restrict changes in the interest rates of such assets, both on a short-term basis and over the lives of such assets. A change in market interest rates, prepayments and early withdrawals could cause significant deviation from the stated payments, maturities and repricings.

                         UNITED SECURITY BANCORPORATION


The following table presents the aggregate maturities of loans in each major category of the Banks' loan portfolios at December 31, 1997. Actual maturities may differ from the contractual maturities shown below as a result of renewals and prepayments.

                                                   AGGREGATE MATURITIES AT DECEMBER 31, 1997
                                             LESS THAN        ONE TO      OVER FIVE
        ($ in thousands)                     ONE YEAR       FIVE YEARS       YEARS          TOTAL
Commercial, financial and agricultural        $68,732        $41,615        $45,922        $156,269
Real estate-mortgage                            9,549         17,595         15,740          42,884
Real estate-construction                        7,413            752            275           8,440
Consumer                                        5,392          5,933          1,341          12,666
Other                                           4,643          5,058             49           9,750
                                              -------        -------        -------        --------
     Total                                    $95,729        $70,953        $63,327        $230,009
                                              =======        =======        =======        ========

RESULTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

GENERAL. The Company's net income was $4,864,000 in 1997, $3,162,000 in 1996, and $3,751,000 in 1995. Basic earnings per share were $1.20, $.78, and $1.09 for 1997, 1996, and 1995, respectively. The results were impacted by the following nonrecurring items:

    1. In 1997, the Company recovered from its insurance provider $796,000 for a theft by a former employee of its bank subsidiary, Home Security Bank. After income taxes the recovery improved 1997 net income by $525,000 or $.14 per share. In 1996, the Company detected and recorded an estimated operational loss of $860,000 for the theft. This reduced after tax net income by $568,000 or $.14 per share. Without the impact of the theft recovery and loss net income would have been $4,339,000 and $3,730,000 for 1997 and 1996, respectively. Earnings per share would have been $1.06 for 1997 and $.92 for 1996.

    2. 1995 earnings were improved by $651,000 for the net of life insurance proceeds received of $1,030,000 less death benefit expense of $379,000 from the death of a key employee. Net income was improved by $780,000 or $.23 per share. Net income would have been $2,971,000 or $.86 per share without the net amount of the life insurance proceeds.

The Company completed an acquisition of the Bank of Pullman in October, 1997 for $11,955,000. The acquisition was accounted for as a purchase transaction. Accordingly, the results of operations of Bank of Pullman increased net income of the Company subsequent to the date of acquisition by $225,000. The acquisition increased assets by $64 million, intangible assets by $4.8 million, and deposits by $55 million as of December 31, 1997.

In July, 1997 the Company purchased five branches from Wells Fargo Bank. USB purchased two branches located in Davenport and Moses Lake, Washington. HSB purchased three branches located in Mabton, Naches, and Walla Walla, Washington. The acquisitions increased deposits by approximately $35 million, premises and equipment by $1.9 million, and intangible assets by $2.1 million.

Return on average assets was 1.81%, 1.47%, and 2.10% for 1997, 1996, and 1995, respectively. Return on average equity was 16.07%, 11.90%, and 19.39% for 1997, 1996, and 1995, respectively. Without the nonrecurring items described above, return on assets would have been 1.61%, 1.73%, and 1.67% for 1997, 1996, and 1995, respectively. Return on equity would have been 14.34%, 14.01%, and 15.36% for 1997, 1996, and 1995, respectively.

                         UNITED SECURITY BANCORPORATION


NET INTEREST INCOME. Net interest income increased 18% to $14,780,000 in 1997 compared to 1996. The increase in 1996 was 25% to $12,572,000 over 1995 results. The net interest income improvements were primarily the result of loan volume increases in 1997 and 1996. The Company's net interest margin to average earning assets was 6.06%, 6.43%, and 6.14% in 1997, 1996, and 1995, respectively.
Consistent with the decline in market interest rates the yield on earning assets dropped by .44% in 1997 while the decline on interest-bearing liabilities was
 .15%. The yield on loans declined from 11.43% in 1996 to 11.14% in 1997. The Company's cost of funds declined from 5.18% in 1996 to 5.03% in 1997.

NONINTEREST INCOME. Noninterest income, which consists of fees and service charges, insurance commissions, insurance proceeds, and other income, increased by 25% in 1997 to $3,717,000 and decreased 21% to $2,981,000 in 1996. Unusual insurance proceeds of $796,000 in 1997 for recovery of the theft loss and $1,030,000 in 1995 for life insurance are included in the income reported. Without the unusual income noninterest income would have been $2,921,000, $2,981,000, and $2,735,000 for 1997, 1996 and 1995, respectively. Fees and service charges for banking services increased by 19% in 1997 as the Company expanded its core deposit base with normal growth and the acquisitions of Bank of Pullman and Wells Fargo. The customer deposit base growth income was offset by declines in insurance commissions and leasing income in 1997.

NONINTEREST EXPENSE. Noninterest expense increased by 8% in 1997 to $10,628,000 and 17% in 1996 to $9,872,000. The Company expanded its branch locations from 10 at the end of 1996 to 24 near the end of 1997. The acquisitions of Bank of Pullman and the Wells Fargo branches increased the number of full time equivalent employees to 214 as of December 31, 1997 from 150 as of December 31, 1996. Occupancy, equipment and other expense increased with the acquisitions and planned acquisition activity. The operational loss of $860,000 described above was reported in 1996. A death benefit expense of $379,000 was recorded in 1995 as described above.

YEAR 2000
The Corporation is reviewing its automated systems and business processes to identify and correct any date-related problems that may arise with the change of the century at December 31, 1999. The provider of the Company's mainframe computer applications will provide a Year 2000 software compliance update. The Company intends to install and test the release by September 30, 1998. The installation will also upgrade the mainframe operating systems. The Company is also reviewing its PC hardware and software and its major automated systems suppliers for Year 2000 compliance. A small number of PCs and PC systems will require upgrades. USB, HSB, and BOP are incorporating Year 2000 issues into their standards of creditworthiness for new and renewed loans and are reviewing significant existing borrowers for Year 2000 risk. Review in this area will continue through 1999. The cost of complying with the Year 2000 issues is presently estimated to be $150,000 including staff time costs.

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

                         UNITED SECURITY BANCORPORATION


The Company's total stockholders' equity increased to $33,089,000 at December 31, 1997, from $28,013,000 at December 31, 1996 and $24,863,000 at December 31,
1995. At December 31, 1997, stockholders' equity was 9.44% of total assets, compared to 12.12% at December 31, 1996. The reduction was the results of the acquisitions of BOP and five Wells Fargo branches during 1997. At December 31, 1997, the Company held cash and cash-equivalent assets of $33.9 million. At such date, virtually all of the Company's investment securities ($65 million in aggregate amount) were available-for-sale.

The capital levels of the Company and each of the Banks currently exceeded applicable regulatory capital guidelines at December 31, 1997. During 1995, the Company issued and sold 1,150,000 million shares of common stock in an underwritten public offering, which yielded net proceeds to the Company after deduction of commissions, selling expenses and related offering costs of $8.5 million. Proceeds from the sale were allocated among the Company's subsidiaries.

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

NEW ACCOUNTING PRONOUNCEMENTS. In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 130 "Reporting Comprehensive Income." This Statement establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. SFAS No. 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Financial Accounting Standards Board also issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" in June 1997. SFAS No. 131 established standards for the way that public business enterprises report information about operating segments in annual financial statements. Both of these statements become effective for the Company on January 1, 1998 and provide additional disclosures about the Company's operations. They are not anticipated to have material effect on the financial position or results of operations of the Company.

                         UNITED SECURITY BANCORPORATION


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

MARKET RISK

Management considers interest rate risk to be a market rate risk that could have a significant effect on the financial condition and results of operations. The Company does not use derivatives including forward and futures contracts, options, and swaps to manage its market and interest rate risks. All of the Company's transactions are denominated in U.S. dollars. Approximately 47% of the Company's loan portfolio have interest rates, which float with the lending Bank's reference rate. Fixed rate loans are generally made with a term of five years or less.

In the Management Discussion and Analysis is a table presenting estimated maturity or pricing information indicating the Company's exposure to interest rate changes. The assumptions used in presenting the information are discussed before and after the table. In the Asset/Liability section of the Management Discussion and Analysis is a description of the process used to manage its interest rate risk. The following table discloses the balances of the financial instruments including the fair value as of December 31, 1997. The expected maturities take into consideration historical and estimated principal prepayments for loans and securities. Principal prepayments are the amounts of principal reduction in addition to contractual amortization. Fixed-rate and variable-rate loans are expected to have prepayment rates of 20%. Mortgage-backed securities are assumed to have a prepayment based on a broker analysis of the actual security held in the portfolio. The expected maturities for financial liabilities with no stated maturity reflect historical and estimated future roll-off rates. The roll-off rates for noninterest bearing deposits, interest-bearing demand deposits and savings deposits is 15%, 25%, and 20%, respectively. The interest rates disclosed are based on rates from 1997 results. Fair values are based on the calculations used in accordance with generally accepted accounting principles as disclosed in the financial statements.

Year ended December 31, 1997                                   EXPECTED MATURITY                                            FAIR
       ($ in thousands)                   1998       1999        2000       2001         2002    THEREAFTER    TOTAL        VALUE
FINANCIAL ASSETS
Cash and due from banks                $ 19,058                                                               $ 19,058     $ 19,058
Overnight interest-bearing deposits
     with other banks                     9,656                                                                  9,656        9,656
  Weighted average interest rate                                                                                  5.47%
Federal funds sold                        5,210                                                                  5,210        5,210
  Weighted average interest rate                                                                                  5.50%
Securities                               25,769     13,070       7,887       8,038      10,817       1,189      66,770       66,790
  Weighted average interest rate                                                                                  6.73%
Fixed rate loans                         24,099     24,099      24,099      24,099      24,098                 120,494      125,213
  Weighted average interest rate                                                                                 10.90%
Variable rate loans                      21,771     21,771      21,771      21,771      21,770                 108,854      108,854
  Weighted average interest rate                                                                                 11.41%

FINANCIAL LIABILITIES
Noninterest bearing deposits              9,688      9,688       9,688       9,688       9,688      16,146      64,586       64,586
Interest-bearing demand deposits         24,422     24,422      24,422      24,421                              97,687       97,687
  Weighted average interest rate                                                                                  4.65%
Savings deposits                          6,425      6,425       6,425       6,425       6,424                  32,124       32,124
  Weighted average interest rate                                                                                  3.72%
Time deposits                           100,266     11,394         727         524         223          55     113,189      113,284
  Weighted average interest rate                                                                                  5.44%
Notes payable                               212        139         536       2,427       2,943                   6,257        6,257
  Weighted average interest rate                                                                                  9.01%

The above table presents information about the Company's interest sensitivity, it does not predict future earnings. The Company uses budgeting and earnings projections to forecast earnings under different interest rate projections. It requires significant assumptions about the projection of loan prepayments, loan originations and liability funding sources, which may be inaccurate. Weighted average interest rates by expected maturity is not available.

                         UNITED SECURITY BANCORPORATION


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The consolidated financial statements and supplementary data of the Company and its subsidiaries for the years ended December 31, 1997, 1996, and 1995, which have been audited except as indicated by Moss Adams LLP or McFarland & Alton, P.S., are included elsewhere in this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

In 1997 the Company selected Moss Adams LLP as its new independent auditors. During the years ended December 31, 1997, 1996, and 1995, there were no disagreements with Moss Adams LLP or McFarland & Alton, P.S. on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to the satisfaction of such firm, would have caused them to make reference to the subject matter of such disagreement in their reports on such financial statements.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS.

     The information requested by this item is contained in the registrant's 1998 proxy statement, and is incorporated by reference herein.

ITEM 11. EXECUTIVE COMPENSATION.

     The information requested by this item is contained in the registrant's 1998 proxy statement, and is incorporated by reference herein.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information requested by this item is contained in the registrant's 1998 proxy statement, and is incorporated by reference herein.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information requested by this item is contained in the registrant's 1998 proxy statement, and is incorporated by reference herein.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

        (a) (1)  Financial Statements
                 United Security Bancorporation and Subsidiaries:
                 Independent Auditor's Reports on Consolidated Financial
                   Statements
                 Consolidated Statements of Condition
                 Consolidated Statements of Income
                 Consolidated Statements of Changes in Stockholders' Equity Consolidated Statements of Cash Flows
                 Notes to Consolidated Financial Statements

        (a) (2)  There are no financial statement schedules filed herewith.

                         UNITED SECURITY BANCORPORATION


        (a) (3)  Exhibits

            3.1  Articles of Incorporation of Registrant, as amended.
                 Filed as Exhibit 3a to the Registrant's Registration Statement on Form S-14 (File No. 2-86318) and redesignated and incorporated by reference herein as Exhibit 3.1.

            3.2 By-Laws of Registrant, as amended. Filed as Exhibit 3b to the Registrant's Registration Statement on Form S-14 (File No. 2-86318) and redesignated and incorporated by reference herein as Exhibit 3.2.

            10.1 1995 Incentive Stock Option Plan. Form of Incentive Stock
                 Option Plan Agreement. Filed herewith.

            10.2 Form of Salary Continuation Agreement. Exhibit A of the
                 agreement for William C. Dashiell, Daniel P. Murray , and Duane L. Brandenburg. Filed herewith.

            21 Subsidiaries of Registrant. Reference is made to "Item 1. Business. United Security Bancorporation, The Banks, USB Insurance, USB Leasing, and USB Mortgage" for the required information.

            27   Financial Data Schedule.

        (b) Reports on Form 8-K filed in fourth quarter 1997.

     Date             Item #                             Subject
October 7, 1997       Item 5.  United Security and The Wheatland Bank Terminate Merger
October 24, 1997      Item 5.  United Security completes acquisition of Bank of Pullman
October 31, 1997      Item 2.  Acquisition of Community Ban Corporation and Bank of Pullman
November 6, 1997      Item 7.  Community Ban Corporation and Bank of Pullman acquisition financial statements


        (c) All schedules are omitted as the required information is not applicable or the information is presented in the Consolidated Financial Statements or related notes.

                         UNITED SECURITY BANCORPORATION


SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            UNITED SECURITY BANCORPORATION

By:     /s/ William C. Dashiell             By:   /s/ Richard Emery
        -------------------------------           ------------------------------------
        William C. Dashiell, Chairman             Richard Emery, President and
        and Chief Executive Officer and           Chief Operating Officer and Director
        Director                                  Date:  March 24, 1998
        Date:  March 24, 1998

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:     /s/ David C. Blankenship            By: /s/ Chad Galloway
        -------------------------------           ------------------------------------
        David C. Blankenship, Director            Chad Galloway, Vice President and
Date:   March 24, 1998                            Chief Financial Officer
                                            Date: March 24, 1998

By:     /s/ Rand Elliott                    By:   /s/ Dann Simpson
        -------------------------------           ------------------------------------
        Rand Elliott, Director                    Dann Simpson, Director
Date:   March 24, 1998                      Date: March 24, 1998

By:     /s/ Robert J. Gardner               By:   /s/ Norman J. Traaen
        -------------------------------           ------------------------------------
        Robert J. Gardner                         Norman J. Traaen
Date:   March 24, 1998                      Date: March  24, 1998

By:     /s/ Robert L. Golob                 By:   /s/ Ron Wachter
        -------------------------------           ------------------------------------
        Robert L. Golob, Director                 Ron Wachter, Director
Date:   March 24, 1998                      Date: March 24, 1998

By:     /s/ Keith P. Sattler
        -------------------------------
        Keith P. Sattler, Director
Date:   March 24, 1998

                         UNITED SECURITY BANCORPORATION


                          Independent Auditor's Report

Board of Directors and Shareholders
United Security Bancorporation
Spokane, Washington

We have audited the accompanying consolidated statement of financial condition of United Security Bancorporation and subsidiaries as of December 31, 1997, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 1997 consolidated financial statements referred to above present fairly, in all material respects, the financial position of United Security Bancorporation and subsidiaries as of December 31, 1997, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

January 29, 1998                            /s/ Moss Adams LLP
Everett, Washington

                         UNITED SECURITY BANCORPORATION


Independent Auditor's Report

Board of Directors and Shareholders
United Security Bancorporation
Spokane, Washington

We have audited the accompanying consolidated statement of financial condition of United Security Bancorporation and subsidiaries as of December 31, 1996, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for the years ended December 31, 1996 and 1995. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of United Security Bancorporation and subsidiaries as of December 31, 1996, and the results of its operations, changes in stockholders' equity, and its cash flows for the years ended December 31, 1996 and 1995, in conformity with generally accepted accounting principles.

February 26, 1997                      /s/ McFarland & Alton, P.S.
Spokane, Washington

                         UNITED SECURITY BANCORPORATION

                      CONSOLIDATED STATEMENTS OF CONDITION
                           DECEMBER 31, 1997 AND 1996
                                ($ In thousands)

                                                                    1997           1996
                         ASSETS
Cash and due from banks                                          $   19,058     $   10,430
Overnight interest bearing deposits with other banks                  9,656          6,223
Federal funds sold                                                    5,210         10,770
                                                                 ----------     ----------
     Cash and cash equivalents (Note 4)                              33,924         27,423
Securities (Note 5)                                                  66,770         15,613

Loans, net of allowance for loan losses of $2,613 in 1997 and
     $2,034 in 1996 (Notes 6, 14, and 18)                           226,735        176,386

Accrued interest receivable                                           2,867          2,108
Premises and equipment, net (Notes 7 and 12)                          9,199          6,117
Foreclosed real estate and other foreclosed assets                      967            205
Life insurance and salary continuation assets (Note 8)                2,512          2,311
Intangible assets  (Note 2)                                           6,910            119
Other assets (Note 9)                                                   595            767
                                                                 ----------     ----------
     TOTAL ASSETS                                                $  350,479     $  231,049
                                                                 ==========     ==========
                      LIABILITIES

Noninterest bearing - demand deposits                            $   64,586     $   33,281
Interest bearing deposits:
     NOW and savings accounts                                       129,811         80,735
     Time, $100,000 and over (Note 10)                               30,161         24,554
     Other time (Note 10)                                            83,028         58,829
                                                                 ----------     ----------
     TOTAL DEPOSITS (Note 18)                                       307,586        197,399

Notes payable (Note 11)                                               6,257          2,491
Capital lease obligations (Note 12)                                     732            751
Accrued interest payable                                                813            630
Other liabilities (Notes 8 and 9)                                     2,002          1,765
                                                                 ----------     ----------
     TOTAL LIABILITIES                                              317,390        203,036

Commitments and contingencies (Note 12)

                 STOCKHOLDERS' EQUITY

Common stock, no par, shares authorized 15 million;
     issued and outstanding 4,052,775 in 1997 and
     4,050,575 in 1996 (Note 13)                                     28,383         21,001
Retained earnings (Note 14)                                           4,771          7,276
Net unrealized loss on securities available-for-sale,
     net of tax of $33 in 1997 and $136 in 1996 (Note 5)                (65)          (264)
                                                                 ----------     ----------
     TOTAL STOCKHOLDERS' EQUITY                                      33,089         28,013
                                                                 ----------     ----------
     TOTAL LIABILITIES and STOCKHOLDERS' EQUITY                  $  350,479     $  231,049
                                                                 ==========     ==========

The accompanying notes are an integral part of these statements.

                         UNITED SECURITY BANCORPORATION

                        CONSOLIDATED STATEMENTS OF INCOME
                  YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995
                   ($ In thousands, except per share amounts)

                                                                1997            1996           1995
INTEREST INCOME
  Interest and fees on loans                                $     21,501    $     18,765   $     14,976
  Interest on securities                                           2,065           1,246          1,647
  Other Interest Income                                            1,109             708            433
                                                            ------------    ------------   ------------
     TOTAL INTEREST INCOME                                        24,675          20,719         17,056
                                                            ------------    ------------   ------------
INTEREST EXPENSE
  Interest on deposits                                             9,463           7,850          6,901
  Interest on borrowings                                             432             297            113
                                                            ------------    ------------   ------------
     TOTAL INTEREST EXPENSE                                        9,895           8,147          7,014
                                                            ------------    ------------   ------------
     NET INTEREST INCOME                                          14,780          12,572         10,042
Provision for loan losses (Note 6)                                   752           1,006            317
                                                            ------------    ------------   ------------
     NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES          14,028          11,566          9,725
                                                            ------------    ------------   ------------

NONINTEREST INCOME
  Fees and service charges                                         1,322           1,109            887
  Insurance commissions                                            1,125           1,200          1,255
  Securities gains, net                                              (21)             53             53
  Life insurance proceeds (Note 8)                                                                1,030
  Insurance proceeds (Note 22)                                       796
  Other                                                              495             619            540
                                                            ------------    ------------   ------------
     TOTAL NONINTEREST INCOME                                      3,717           2,981          3,765
                                                            ------------    ------------   ------------
NONINTEREST EXPENSE
  Salaries and employee benefits                                   6,481           5,960          4,980
  Occupancy expense, net                                             732             618            488
  Equipment expense                                                  832             701            579
  Operational loss (Note 22)                                                         860
  Death benefit expense (Note 8)                                                                    379
  Legal and professional services expense                            594             220            133
  FDIC assessments                                                    26               4            209
  State business and occupation tax                                  328             279            251
  Other operating expense                                          1,635           1,230          1,395
                                                            ------------    ------------   ------------
     TOTAL NONINTEREST EXPENSE                                    10,628           9,872          8,414
                                                            ------------    ------------   ------------
     INCOME BEFORE INCOME TAX EXPENSE                              7,117           4,675          5,076

FEDERAL INCOME TAX EXPENSE (Note 9)                                2,253           1,513          1,325
                                                            ------------    ------------   ------------
     NET INCOME                                             $      4,864    $      3,162   $      3,751
                                                            ============    ============   ============

Basic earnings per common share (Notes 1, 3 and 21)         $       1.20    $       0.78   $       1.09
Diluted earnings per common share (Notes 1, 3 and 21)       $       1.19    $       0.78   $       1.09

Weighted average shares outstanding (Note 13)                  4,051,961       4,042,811      3,441,502



The accompanying notes are an integral part of these statements.

                         UNITED SECURITY BANCORPORATION

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995
                                ($ in thousands)

                                                                                                 NET
                                                                                              UNREALIZED
                                                             COMMON STOCK         RETAINED       GAINS         ESOP
                                                        SHARES        AMOUNT      EARNINGS     (LOSSES)      GUARANTEE      TOTAL
                                                       ---------    ---------     ---------    ---------     ---------    ---------
Balances, January 1, 1995                              1,604,880    $  10,202     $   2,552    $    (548)    $     (20)   $  12,186

Initial public offering of common stock
  on May 5 and June 4, 1995                            1,150,000        8,455                                                 8,455
10% stock dividend on August 23, 1995                    274,974        2,189        (2,189)                                      0
Redemption of fractional shares                                            (9)                                                   (9)
ESOP guarantee activity                                                                                             20           20
Net change in unrealized loss on available-for-sale
  securities, net of taxes                                                                           460                        460
Net income for 1995                                                                   3,751                                   3,751
10% stock split-up on February 5, 1996 (Note 13)         302,456
                                                       ---------    ---------     ---------    ---------     ---------    ---------
Balances, December 31, 1995                            3,332,310       20,837         4,114          (88)            0       24,863

Common stock issued for options
  exercised (Note 16)                                     15,720          171                                                   171
Redemption of fractional shares                                            (7)                                                   (7)
Net change in unrealized loss on available-for-sale
  securities, net of taxes                                                                          (176)                      (176)
Net income for 1996                                                                   3,162                                   3,162
10% stock split-up on February 25, 1997 (Note 13)        334,311
                                                       ---------    ---------     ---------    ---------     ---------    ---------
Balances, December 31, 1996                            3,682,341       21,001         7,276         (264)            0       28,013

Common stock issued for options
  exercised (Note 16)                                      2,000           20                                                    20
Redemption of fractional shares                                            (7)                                                   (7)
Net change in unrealized loss on available-for-sale
  securities, net of taxes                                                                                         199          199
Net income for 1997                                                                   4,864                                   4,864
10% stock dividend on February 10, 1998 (Note 13)        368,434        7,369        (7,369)                                      0
                                                       ---------    ---------     ---------    ---------     ---------    ---------
Balances, December 31, 1997                            4,052,775    $  28,383     $   4,771    ($     65)    $       0    $  33,089
                                                       =========    =========     =========    =========     =========    =========

The accompanying notes are an integral part of these statements.

                         UNITED SECURITY BANCORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995
                                ($ in thousands)

                                                                          1997         1996         1995
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income                                                           $  4,864     $  3,162     $  3,751
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Provision for loan losses                                               752        1,006          317
    Depreciation and amortization                                           516          507          462
    Deferred income taxes                                                   372          144           34
    Gain on sale of other real estate                                                                 (35)
    (Increase) decrease in assets:
      Accrued interest receivable                                           (30)        (473)        (156)
      Life insurance and salary continuation assets                        (201)           4         (402)
      Other assets                                                          406           92          (24)
    Increase/(decrease) in liabilities:
      Accrued interest payable                                              102           50          226
      Other liabilities                                                    (598)         188        1,105
                                                                       --------     --------     --------
      NET CASH FROM OPERATING ACTIVITIES                                  6,183        4,680        5,278
                                                                       --------     --------     --------
CASH FLOWS FROM INVESTING ACTIVITIES
  Securities available-for-sale:
    Maturities                                                            7,686        8,446        3,586
    Sales                                                                12,050        7,215       11,745
    Purchases                                                           (49,326)      (8,898)     (13,570)
  Securities held-to-maturity:
    Maturities                                                            1,181           25           10
    Purchases                                                            (1,665)        (266)        (340)
  Net increase in loans and leases                                      (20,607)     (35,731)     (21,391)
  Purchase of Bank of Pullman                                            (5,297)
  Cash received from Wells Fargo branch acquisition                      30,356
  Purchases of premises and equipment                                      (950)        (241)      (1,777)
  Proceeds from sale of premises and equipment                               28
  Proceeds from foreclosed real estate sales                                688          365          191
                                                                       --------     --------     --------
       NET CASH FROM INVESTING ACTIVITIES                               (25,884)     (29,085)     (21,518)
                                                                       --------     --------     --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase in deposits                                               22,442       33,608       17,162
  Federal funds purchased                                                (2,725)
  Proceeds from notes payable                                             8,704        2,529
  Principal payments on notes payable                                    (4,938)         (38)        (485)
  Principal payments on capital lease obligations                           (19)         (16)         (38)
  Proceeds from issuance of capital stock                                    20          171        8,455
  Cash paid for redemption of fractional shares                              (7)          (7)          (9)
                                                                       --------     --------     --------
       NET CASH FROM FINANCING ACTIVITIES                                26,202       36,247       22,360
                                                                       --------     --------     --------
       NET INCREASE IN CASH AND CASH EQUIVALENTS                          6,501       11,842        6,120

Cash and cash equivalents at January 1                                   27,423       15,581        9,461
                                                                       --------     --------     --------
Cash and cash equivalents at December 31                               $ 33,924     $ 27,423     $ 15,581
                                                                       ========     ========     ========
Interest paid                                                          $  9,712     $  8,242     $  6,788
Income taxes paid                                                      $  1,922     $  1,633     $  1,168
Supplemental Schedule of Noncash Investing and Financing Activities
     Foreclosed real estate acquired in settlement of loans            $  1,372     $    210     $    326
     Transfers from securities at cost to securities at fair value     $    111
Purchase of Bank of Pullman
     Fair value of assets acquired                                     $ 65,813
     Cash paid for the capital stock                                   $(11,955)
                                                                       --------
          Liabilities assumed                                          $ 53,858
                                                                       ========

The accompanying notes are an integral part of these statements.

                         UNITED SECURITY BANCORPORATION


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF CONSOLIDATION:

The consolidated financial statements include the accounts of United Security Bancorporation (the Corporation) and its wholly-owned subsidiaries, United Security Bank, USB Leasing, Inc., USB Insurance Agencies, Inc., USB Mortgage Company, Home Security Bank, and Bank of Pullman after eliminating all significant intercompany balances and transactions.

NATURE OF BUSINESS:

United Security Bank and Home Security Bank are state chartered commercial banks under the laws of the State of Washington, and provide banking services primarily throughout eastern and central Washington. Bank of Pullman is a banking corporation originally organized under the laws of the state of Washington. In 1997, Bank of Pullman relocated its charter to the State of Idaho. The Corporation and its subsidiaries are subject to competition from other financial institutions, as well as non-financial intermediaries. The Corporation and its subsidiaries are also subject to the regulations of certain federal and state agencies and undergo periodic examinations by those regulatory agencies.

BASIS OF FINANCIAL STATEMENT PRESENTATION:

The financial statements have been prepared in accordance with generally accepted accounting principles. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of certain assets and liabilities as of the date of the statement of financial condition and certain revenues and expenses for the period and the accompanying notes. Actual results could differ, either positively or negatively, from those estimates.

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

                         UNITED SECURITY BANCORPORATION


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Marketable equity securities consist primarily of mutual funds whose portfolios consist primarily of U.S. Government backed debt securities. Unrealized holding gains and losses, net of tax, on available-for-sale securities are excluded from earnings and reported as a net amount in a separate component of stockholders' equity until realized. Gains and losses on the sale of available-for-sale securities are determined using the specific-identification method. Premiums and discounts are recognized in interest income using the effective interest method over the period to maturity.

Securities held-to-maturity for which the Bank has the positive intent and ability to hold to maturity are reported at cost, adjusted for amortization of premiums and discounts that are recognized in interest income using the effective interest method over the period to maturity.

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

An allowance for probable losses on loans is maintained at a level deemed by management to be adequate to provide for potential loan losses through charges to operating expense. The allowance is based upon a continuing review of loans, which includes consideration of actual net loan loss experience, changes in the size and character of the loan portfolio, identification of individual problem situations which may affect the borrower's ability to repay, the estimated value of any underlying collateral, and evaluation of current economic conditions. Loan losses are recognized through charges to the allowance.

FORECLOSED REAL ESTATE:

Real estate properties acquired through, or in lieu of, loan foreclosure are to be sold and are initially recorded at fair value at the date of foreclosure establishing a new cost basis. After foreclosure, valuations are periodically performed by management and the real estate is carried at the lower of carrying amount or fair value less cost to sell. Revenue and expenses from operations and changes in the valuation allowance were insignificant at December 31, 1997, 1996 and 1995.

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

INTANGIBLES:

Intangible assets acquired in the form of goodwill, customer lists and covenants to not compete, and core deposits purchased are being amortized using the straight-line method over five to twenty five years.

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

PER SHARE AMOUNTS:

All per share amounts have been calculated on the basis of weighted average number of shares outstanding during each year. All share and per share amounts have been adjusted giving retroactive effect to stock split-ups and stock dividends. The Corporation is following Statement of Financial Accounting (SFAS) No. 128, Earnings Per Share, requiring the disclosure of basic and diluted earnings per share.

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

STOCK OPTIONS:

Employee stock options are accounted for under Accounting Principle Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees. Stock options are granted at exercise prices not less than the fair market value of common stock on the date of grant. Under APB No. 25, no compensation expense is recognized pursuant to the Corporation's stock option plans. The Corporation has disclosed the proforma amounts of net income and earnings per share that would have been reported had it elected to follow the fair value recognition provisions of SFAS No. 123 (Note 16).

                         UNITED SECURITY BANCORPORATION


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

OTHER OFF-STATEMENT OF CONDITION INSTRUMENTS:

In the ordinary course of business the Corporation has entered into off-statement of condition financial instruments consisting of commitments to extend credit, commitments under credit-card arrangements, commercial letters of credit, and standby letters of credit. Such financial instruments are recorded in the financial statements when they are funded or related fees are incurred or received.

RECLASSIFICATIONS:

Certain reclassifications of December 31, 1996 and 1995 balances have been made to conform with the December 31, 1997 presentation; there was no impact on net income, earnings per share or stockholders' equity as previously reported.

NOTE 2. ACQUISITIONS:

FIVE BRANCHES:

On July 18, 1997 the Corporation purchased five branches from a commercial bank. Home Security Bank purchased three branches located in Mabton, Naches, and Walla Walla, Washington. United Security Bank purchased two branches located in Davenport and Moses Lake, Washington. These branches are located in the identified market place for the Banks. The acquisitions increased deposits by approximately $35 million, premises and equipment by $1.9 million, and intangible assets by $2.1 million primarily for the core deposit acquisition cost.

BANK OF PULLMAN:

Effective October 1, 1997 the Corporation acquired Bank of Pullman for $11,955,000. Pullman is located in the commercial center for the Palouse, the winter wheat growing region in Eastern Washington, and home of Washington State University. It has seven branches, six in Washington and one in Idaho. The Corporation initially purchased Community Ban Corporation, and its wholly-owned subsidiary Bank of Pullman. Shortly following the acquisition Community Ban Corporation was dissolved, and Bank of Pullman became a wholly-owned subsidiary of United Security Bancorporation. The acquisition was accounted for as a purchase transaction. Accordingly, the results of operations of Bank of Pullman are included with the Corporation for periods subsequent to the date of acquisition. Intangible assets increased by $4.8 million. Goodwill is amortized using the straight-line method over 25 years. The following unaudited pro forma combined summary of income gives effect to the combination as if the acquisition was effective January 1, 1996.

                   Unaudited Pro Forma Combined Financial Data
                     ($ in thousands, except per share data)

                                                         YEAR ENDED DECEMBER 31,
                                                          1997            1996
SUMMARY OF INCOME
Net interest income                                      $17,084         $15,549
Provision for loan losses                                    759           1,006
Noninterest income                                         3,963           3,360
Noninterest expense                                       12,364          12,054
                                                         -------         -------
Net income                                               $ 5,485         $ 4,016
                                                         =======         =======
Basic earnings per common share                          $  1.35         $  0.99
Diluted earnings per common share                        $  1.34         $  0.99

                         UNITED SECURITY BANCORPORATION


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3. ACCOUNTING CHANGES

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

In 1997, the Corporation formally adopted SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities. This statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. Those standards are based on consistent application of a financial-components approach that focuses on control. Under that approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred. This statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings.

In 1997, the Corporation formally adopted SFAS No. 128, Earnings Per Share, which established new standards for computing and presenting earnings per share. This statement requires the dual presentation of basic and diluted earnings per share. The Corporation has previously disclosed basic earnings per share. Diluted earnings per share as calculated under SFAS No. 128 is not materially different from basic earnings per share.

NOTE 4. CASH AND CASH EQUIVALENTS

The Banks are required to maintain cash reserves with the Federal Reserve Bank. Cash reserve requirements are computed by applying prescribed percentages to various types of deposits. When the Bank's cash reserves are in excess of that required, it may lend the excess to other banks on a daily basis. Conversely, when cash reserves are less than required, the Banks borrow funds on a daily basis. Such reserve requirements at December 31, 1997 and 1996 were approximately $1,731,000 and $245,000, respectively. The average amounts of federal funds sold and overnight interest bearing deposits with other banks for the years ended December 31, 1997 and 1996, were $17,713,000 and $13,395,000, respectively. Similarly, averages of federal funds purchased were $11,000 and $105,000, for 1997 and 1996, respectively. The balance of federal funds purchased at December 31, 1997 and 1996 was $0.

                         UNITED SECURITY BANCORPORATION


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5. SECURITIES

Debt and equity securities have been classified according to management's intent. The amortized cost of securities and their fair values at December 31 were as follows:

DECEMBER 31, 1997                                             Gross            Gross
       ($ in thousands)                      Amortized      Unrealized       Unrealized         Fair          Financial
                                               Cost           Gains            Losses           Value         Statements
SECURITIES AVAILABLE-FOR-SALE:
U.S. Treasury securities                     $  3,775        $     10                          $  3,785        $  3,785
Obligations of federal government
  agencies                                     30,269              65              (24)          30,310          30,310
Obligations of states, municipalities
  and political subdivisions                    5,358              58               (6)           5,410           5,410
Mortgage backed securities                     21,379              35              (52)          21,362          21,362
Other securities                                4,774               3             (186)           4,591           4,591
                                             --------        --------         --------         --------        --------
                                               65,555             171             (268)          65,458          65,458
SECURITIES HELD-TO-MATURITY:
Obligations of states, municipalities
  and political subdivisions                    1,312              20                             1,332           1,312
                                             --------        --------         --------         --------        --------
     Total                                   $ 66,867        $    191         $  (268)         $ 66,790        $ 66,770
                                             ========        ========         ========         ========        ========

DECEMBER 31, 1996                                              Gross           Gross
       ($ in thousands)                     Amortized       Unrealized       Unrealized          Fair         Financial
                                               Cost            Gains           Losses           Value         Statements
SECURITIES AVAILABLE-FOR-SALE:
U.S. Treasury securities                     $    500        $      0         $      0         $    500        $    500
Obligations of federal government
  agencies                                      1,800                               (1)           1,799           1,799
Obligations of states, municipalities
  and political subdivisions                    3,250                             (151)           3,099           3,099
Mortgage backed securities                      6,395              23              (70)           6,348           6,348
Other securities                                3,463                             (201)           3,262           3,262
                                             --------        --------         --------         --------        --------
                                               15,408              23             (423)          15,008          15,008
SECURITIES HELD-TO-MATURITY:
Obligations of states, municipalities
  and political subdivisions                      605              10               (4)             611             605
                                             --------        --------         --------         --------        --------
     Total                                   $ 16,013        $     33         ($   427)        $ 15,619        $ 15,613
                                             ========        ========         ========         ========        ========

                         UNITED SECURITY BANCORPORATION


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5. SECURITIES (CONTINUED)

Securities taxable interest income was $1,696,000, $951,000, and $1,567,000 for 1997, 1996 and 1995, respectively. Securities nontaxable interest income was $275,000, $208,000 and $13,000 for 1997, 1996, and 1995, respectively. Dividend income was $94,000, $87,000, and $67,000 for 1997, 1996, and 1995, respectively.

Securities with an amortized cost of $4,122,000 and $3,645,000 at December 31, 1997 and 1996, respectively, were pledged to secure public deposits for purposes required or permitted by law. Market value of these securities was $4,120,000 and $3,596,000 at December 31, 1997 and 1996, respectively. Included in other securities are marketable equity securities with amortized costs totaling $2,450,000 and $2,292,000, and market values of $2,266,000 and $2,091,000 at
December 31, 1997 and 1996, respectively. Also included in other securities is $1,290,000 in 1997 and $1,167,000 in 1996 of Federal Home Loan Bank (FHLB) Stock, which can be sold back to the Federal Home Loan Bank at cost, but is restricted as to purchase and sale based on the level of business activity the Corporation has with the FHLB.

Gross realized gains on sales of securities available for sale were $24,000, $54,000, and $93,000 for 1997, 1996, and 1995, respectively. Gross realized losses were $45,000, $1,000, and $40,000 for 1997, 1996, and 1995, respectively.

The contractual scheduled maturity of securities held-to-maturity and securities available-for-sale at December 31, 1997 were as follows:

                                            Available-for-Sale               Held-to-Maturity

                                         Amortized          Fair          Amortized       Fair
       ($ in thousands)                     Cost            Value           Cost          Value
Due in one year or less                   $ 5,168         $ 4,981          $  560         $  561
Due from one year to five years            18,132          18,176             134            138
Due from five to ten years                 17,915          17,956             350            360
Due after ten years                         2,961           2,983             268            273
Mortgage backed securities                 21,379          21,362
                                          -------         -------          ------         ------
                                          $65,555         $65,458          $1,312         $1,332
                                          =======         =======          ======         ======

Expected maturities will differ from contractual maturities because the issues of certain debt securities have the right to call or prepay their obligations without any penalties.

                         UNITED SECURITY BANCORPORATION


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6. LOANS AND ALLOWANCE FOR LOAN LOSSES

Loan categories as of December 31, 1997 and 1996 were as follows:

              ($ in thousands)                           1997            1996
Commercial and industrial                             $ 122,482       $  97,086
Agricultural                                             33,787          25,621
Real estate mortgage                                     42,884          29,318
Real estate construction                                  8,440           9,954
Installment                                              12,666          10,527
Lease financing                                           5,209           3,038
Bank cards and other                                      4,541           3,384
                                                      ---------       ---------
     Total loans                                        230,009         178,928
Allowance for loan losses                                (2,613)         (2,034)
Deferred loan fees, net of deferred costs                  (661)           (508)
                                                      ---------       ---------
     Net loans                                        $ 226,735       $ 176,386
                                                      =========       =========

Variable rate loans were $108,854,000 and $78,683,000 as of December 31, 1997 and 1996, respectively. Remaining loans were fixed rate loans.

Changes in the allowance for loan losses are as follows:

          ($ in thousands)                         1997        1996        1995
Balance, beginning of year                      $ 2,034     $ 1,391     $ 1,246
Allowance acquired through acquisition              700
Provision charged to operations                     752       1,006         317
Loans charged-off                                  (990)       (372)       (190)
Recoveries                                          117           9          18
                                                -------     -------     -------
Balance, end of year                            $ 2,613     $ 2,034     $ 1,391
                                                =======     =======     =======

                         UNITED SECURITY BANCORPORATION


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6. LOANS AND ALLOWANCE FOR LOAN LOSSES (CONTINUED)

A summary of loans by contractual maturity as of December 31, 1997 and 1996 is as follows:

    ($ in thousands)                                    1997              1996
Maturity within one year                              $ 95,729          $ 66,703
One to five years                                       70,953            69,390
Over five years                                         63,327            42,835
                                                      --------          --------
                                                      $230,009          $178,928
                                                      ========          ========

Impaired loan information as of December 31, 1997, 1996 and 1995 is as follows:

                   ($ in thousands)                              1997        1996        1995
Impaired loans with specific allowance for loan losses         $    287    $    987    $    176
Impaired loans without a specific allowance for loan losses       2,614       1,513       1,178
                                                               --------    --------    --------
     Total impaired loans                                      $  2,901    $  2,500    $  1,354
                                                               ========    ========    ========
Impaired loans allowance for loan losses                       $    118    $    234    $    104
Average impaired loans                                            2,574       1,409         956
Interest income recognized for impaired loans                       138         182          31

NOTE 7. PREMISES AND EQUIPMENT

Major classifications of premises and equipment are summarized as of December 31, 1997 and 1996 as follows:

             ($ in thousands)                                    1997         1996
Premises, including premises under capital lease,
  1997 and 1996 $802 (Note 12)                                 $  7,066     $  4,466

Furniture, fixtures, and equipment                                4,179        2,583

Leasehold improvements                                              441           46
                                                               --------     --------
                                                                 11,686        7,095
Less accumulated depreciation, including accumulated
  amortization on assets under capital lease,
  1997 $457; 1996 $241                                           (4,738)      (3,005)
                                                               --------     --------
                                                                  6,948        4,090

Land                                                              2,251        2,027
                                                               --------     --------
     Premises and equipment, net                               $  9,199     $  6,117
                                                               ========     ========

                         UNITED SECURITY BANCORPORATION


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8.  LIFE INSURANCE AND SALARY CONTINUATION PLAN

United Security Bank and Home Security Bank maintain salary continuation plans for the benefit of certain of their directors, executive officers and other key employees. The plan provides for monthly payments to such persons, or their designated beneficiaries, for a period of ten years following retirement at age 65, or death prior to retirement. Amounts payable to eligible participants are determined by reference to such person's salary or directors' fee as of the date of each such person's agreement under the plan.

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

Cash surrender values, salary continuance benefit obligations at age 65, and the recorded liability were as follows as of December 31, 1997 and 1996:

                       ($ in thousands)                                            1997       1996
Cash surrender value                                                              $2,512     $2,311
Present value at age 65 of all participants after full vesting is obtained         1,640      1,653
Present value at age 65 of the current fully vested participants                     597        597
Recorded liability for future benefit obligation                                     302        216

Vested participants are eligible to receive benefits at age 65.

Included in 1995 noninterest income is $1,030,000 of life insurance proceeds received as part of the salary continuation program following the untimely death of an executive officer. Also in 1995, noninterest expense includes $379,000 of death benefit expense, which is payable over a ten year period to the former officer's beneficiary as part of the salary continuation program. The unpaid portion of the death benefit expense was $218,000 and $248,000 as of December 31, 1997 and 1996, respectively. These amounts and the recorded liability for the future benefit obligation disclosed above have been accrued and are included with other liabilities on the statements of condition.

                         UNITED SECURITY BANCORPORATION


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9. FEDERAL INCOME TAXES

The components of federal income tax expense for the years presented are as follows:

           ($ in thousands)                     1997          1996          1995
Current expense                               $  1,881      $  1,369      $  1,291
Deferred tax expense                               372           144            34
                                              --------      --------      --------
     Federal income tax expense               $  2,253      $  1,513      $  1,325
                                              ========      ========      ========

The effective tax rate differs from the statutory federal tax rate as follows:

           ($ in thousands)                         1997           1996           1995
Federal Income tax at statutory rates             $  2,420       $  1,590       $  1,726
Effect of tax-exempt life insurance proceeds                                        (357)
Effect of tax-exempt interest income                   (99)           (76)           (13)
Effect of nondeductible expenses and other             (68)            (1)           (31)
                                                  --------       --------       --------
     Federal income tax expense                   $  2,253       $  1,513       $  1,325
                                                  ========       ========       ========

The following are the significant components of deferred tax assets and liabilities. The net amount is classified with other liabilities in 1997 and other assets in 1996 in the consolidated financial statements:

                ($ in thousands)                                  1997         1996
Deferred tax assets:
Allowance for loan losses                                        $  612       $  441
Unrealized losses on available-for-sale securities                   33          136
Deferred compensation expense                                        74           84
Other                                                                88
                                                                 ------       ------
     Total deferred tax assets                                      807          661
                                                                 ------       ------
Deferred tax liabilities:
Deferred loan fees                                                  408          306
Lease financing                                                     242          166
FHLB stock dividend income                                          137          105
Other                                                               167           79
                                                                 ------       ------
     Total deferred tax liabilities                                 954          656
                                                                 ------       ------
     Net deferred tax assets/(liabilities)                       ($ 147)      $    5
                                                                 ======       ======

The applicable tax (benefit)/expense, net for securities gains and losses was ($7,000), $18,000, and $18,000 for 1997, 1996, and 1995, respectively.

                         UNITED SECURITY BANCORPORATION


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10.  TIME DEPOSIT MATURITIES
At December 31, 1997, the scheduled maturities of time deposits were as follows:

($ in thousands)
1998                                                                    $100,266
1999                                                                      11,394
2000                                                                         727
2001                                                                         524
2002                                                                         223
Later years                                                                   55
                                                                        --------
Total                                                                   $113,189
                                                                        ========


NOTE 11.  NOTES PAYABLE

Notes payable consisted of the following at year-end:

              ($ in thousands)                                  1997        1996
Parent Company, prime plus .25%, note due 2001                 $2,445      $2,491
Parent Company, at prime, revolving note due 2002               2,943
USB Leasing, prime plus 1.00% notes due 2000 and 2001             766
Bank of Pullman treasury tax note                                 103
                                                               ------      ------
                                                               $6,257      $2,491
                                                               ======      ======

At December 31, 1997, the scheduled maturities of notes payable were as follows:

($ in thousands)
1998                                                                     $1,038
1999                                                                        948
2000                                                                      1,366
2001                                                                      2,905
                                                                         ------
Total                                                                    $6,257
                                                                         ======

The Parent Company notes payable consist of borrowings to finance the purchase of real estate from its Bank subsidiaries and to acquire the Bank of Pullman. The debt reprices annually. The USB Leasing notes are to fund its commercial equipment leasing program.

NOTE 12. COMMITMENTS AND CONTINGENT LIABILITIES

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

Lease Commitments:

During 1990, United Security Bank sold the land and buildings occupied by two of its branches. The Bank has leased the real estate back for a term of 20 years and

                         UNITED SECURITY BANCORPORATION


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12. COMMITMENTS AND CONTINGENT LIABILITIES (CONTINUED)

continues to operate the branches at these same sites. The leases have been treated as capital leases (Note 7). The associated gain created by this transaction, amounting to $358,000, has been deferred and is being amortized using the straight-line method over the term of the lease. This deferred gain is included in other liabilities. At December 31, 1997 and 1996, the deferred gain net of amortization was $242,000 and $261,000, respectively. Amortization of capital leases is included in depreciation expense.

The minimum annual rental commitments on capital and operating leases at December 31, 1997, exclusive of taxes and other charges, are summarized as follows:

              ($ in thousands)
1998                                                                      $  385
1999                                                                         369
2000                                                                         308
2001                                                                         303
2002                                                                         309
Later years                                                                2,866
                                                                          ------
Total minimum payments due                                                 4,540
Less:  Amount representing interest                                         (615)
                                                                          ------
Present value of net minimum lease payments                               $3,925
                                                                          ======

One of the Banks leases a branch facility under a ten year operating lease with an additional ten year option from a Partnership partially owned by a certain Director. Total rental expense on operating leases amounted to $80,000, $80,000, and $32,000 for 1997, 1996, and 1995, respectively (Note 18).

Other commitments and contingent liabilities:
The Corporation is a party to financial instruments with off-statement of condition risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, standby letters of credit and financial guarantees. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the statement of condition. The contract or notional amounts of those instruments reflect the extent of involvement the Corporation has in particular classes of financial instruments.

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

                         UNITED SECURITY BANCORPORATION


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12.  COMMITMENTS AND CONTINGENT LIABILITIES (CONTINUED)

                                                                                 Contract or
                                                                               Notional Amount
                           ($ in thousands)                                   1997        1996
Financial instruments whose contract amounts represent credit risk:
     Commitments to extend credit                                           $ 41,419    $ 28,239
     Standby letters of credit and financial guarantees written                2,246       1,989
     Unused commitments on bankcards                                           7,219       4,648
                                                                            --------    --------
          TOTAL                                                             $ 50,884    $ 34,876
                                                                            ========    ========

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

All the Banks' loans, commitments, and commercial and standby letters of credit have been granted to customers in the Banks' market area. As such, significant changes in economic conditions in the State of Washington or within its primary industries could adversely effect the Banks ability to collect loans. Substantially all such customers are depositors of the Banks. The concentrations of credit by type of loan are set forth in Note 6. The Corporation's related party loans and deposits are disclosed in Note 18. The Banks, as a matter of policy, do not extend credit to any single borrower in excess of $2,500,000, $1,000,000 and $1,400,000 for United Security Bank, Home Security Bank and Bank of Pullman, respectively.

As of December 31, 1997 and 1996, the Banks had unused lines of credit of $47,040,000 and $34,618,000, respectively. The lines were available for short-term and long-term borrowings.

                         UNITED SECURITY BANCORPORATION


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13. CAPITAL STOCK

STOCK SPLIT-UPS, AND STOCK DIVIDENDS:

In January, 1998 the Board of Directors
declared a 10% common stock dividend. The Corporation recorded a transfer from retained earnings to common stock for the market value of the additional shares issued. In January, 1996 and 1997 the Board of Directors declared 10% common stock dividends in the form of split-ups. The intent of the stock split-ups was to obtain a reduction in the unit market price of shares and to obtain wider distribution and improved marketability of the stock. No transfers from retained earnings to capital stock were recorded. Per share amounts and weighted average shares outstanding have been retroactively adjusted to reflect the stock dividend and split-ups.

NOTE 14. RESTRICTIONS ON DIVIDENDS AND LOANS

The Banks are subject to state banking regulations relating to the payment of dividends and the amount of loans that it may extend. Dividends may be paid out of retained earnings provided that it will not bring the total capital below the original capital contribution and that the amount in surplus is equal to or greater than twenty-five percent of the common stock of the Bank. At December 31, 1997, the amount of retained earnings of United Security Bank, Home Security Bank and Bank of Pullman available for dividends, amounted to $4,362,000, $1,751,000, and $225,000 respectively. At December 31, 1996, the amount of retained earnings of United Security Bank and Home Security Bank available for dividends, amounted to $5,762,000 and $426,000, respectively. United Security Bancorporation has the full amount of retained earnings available for dividends.

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

NOTE 15. EMPLOYEE STOCK OWNERSHIP PLAN (ESOP) AND PROFIT SHARING 401(k) PLAN

United Security Bancorporation sponsors an ESOP. An ESOP plan is a form of retirement plan whereby the Corporation receives a deduction for contributions to the Plan and the Plan invests all or a portion of the employer Trust contributions and Trust earnings in stock of the Corporation. The Plan is qualified under Section 401(a) of the Internal Revenue Code as a stock bonus plan. Employees 21 years or older become eligible for participation after 1,000 hours or more of service in a plan year, and benefits fully vest after five years of service. Contributions to the ESOP plan totaled $206,000, $185,000 and $146,000 for 1997, 1996 and 1995, respectively and are based on a percentage of Corporation earnings. Contributions are allocated pro rata based on eligible annual compensation on December 31. The Corporation has a Profit Sharing 401(k) Plan. There were no employer contributions in 1997, 1996 and 1995 to the plan.

                         UNITED SECURITY BANCORPORATION


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16. STOCK OPTION PLAN

The Corporation's Board of Directors adopted a stock option plan, known as the Incentive Stock Option Plan. The plan provides for the issuance of incentive stock options to key individuals of the Corporation and its subsidiaries, including directors and executive officers. The Plan was amended to increase the number of shares that may be issued pursuant to the exercise of options granted to the lesser of 8% of the common stock then outstanding or 300,000 shares. A Board of Directors Compensation Committee and an Executive Remuneration Committee were formed to direct the granting of the options.

In 1995, 83,840 common stock options were granted to identified directors and executive officers. The options were granted for a five year term from the date of option and may be exercised anytime prior to that date, subject to conditions prescribed in the Proxy Statement of the May 24, 1995 Annual Meeting of United Security Bancorporation. In 1997, 53,035 common stock options were granted for a five year term with a vesting schedule increasing 20% per year until the options are fully vested at the end of five years. Options were granted at the average price between the high and low on the NASDAQ Exchange on the last day of the preceding month, before the date of option. The granted option price is adjusted giving retroactive effect for stock dividends and split-ups.

The status of the Plan as of December 31, 1997, 1996 and 1995 is as follows:

                                                            1997                     1996                      1995
                                                                  WEIGHTED                 WEIGHTED                 WEIGHTED
                                                                  AVERAGE                  AVERAGE                  AVERAGE
                                                                  EXERCISE                 EXERCISE                 EXERCISE
                                                      NUMBER       PRICE       NUMBER       PRICE       NUMBER        PRICE
Outstanding at beginning of year                      57,344        9.82        83,840       10.91
Granted                                               53,035       13.10                                  83,840      12.12
Exercised                                             (2,000)       9.82       (15,720)      10.91
Forfeited                                                                      (10,776)      10.91
                                                    --------                  --------                  --------
Outstanding at year-end                              108,379       11.01        57,344        9.82        83,840      10.91
                                                    ========                  ========                  ========
Exercisable at year-end                               72,072       11.01        57,344        9.82        83,840      10.91
Weighted average fair value of options granted
     during the year                                                8.93                                               5.02

The following table summarizes information about stock options outstanding at December 31, 1997:

                                         OPTIONS OUTSTANDING
                                         WEIGHTED                   OPTIONS EXERCISABLE
                                         AVERAGE     WEIGHTED                    WEIGHTED
   RANGE OF                             REMAINING     AVERAGE                    AVERAGE
   EXERCISE             NUMBER         CONTRACTUAL   EXERCISE       NUMBER       EXERCISE
    PRICES           OUTSTANDING           LIFE        PRICE      EXERCISABLE     PRICE
     $8.84              55,344          2.8 years     $ 8.84         55,344      $ 8.84
$11.29 - $10.33         30,605          3.6 years     $10.83         12,242      $10.83
$16.70 -$16.48          22,430          4.8 years     $16.61          4,486      $16.61

                         UNITED SECURITY BANCORPORATION


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16. STOCK OPTION PLAN (CONTINUED)

If the fair value based method of accounting per SFAS No. 123 had been used for 1997, 1996 and 1995 the results and related assumptions would have been as follows:

              ($ in thousands, except per share)                             1997            1996            1995
Results using fair value based method of accounting:
Net income                                                                   $4,551          $3,198          $3,473
Basic earnings per common share                                              $ 1.12          $ 0.79          $ 1.01
Diluted earnings per common share                                            $ 1.12          $ 0.79          $ 1.01

Assumptions used to make the fair value calculation:
Risk free interest rate                                                        5.40%           5.60%           5.60%
Expected volatility                                                           28.28%          29.97%          29.97%
Expected cash dividends                                                           0%              0%              0%
Expected stock option life                                                4.2 years       4.8 years       4.8 years

NOTE 17. PARENT COMPANY ONLY STATEMENTS

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

                        Condensed Statements of Condition
                                ($ in thousands)

                                                               DECEMBER 31,
                                                            1997          1996
Cash                                                      $     64      $  2,470
Investment in and advances to:
     Bank subsidiaries                                      29,766        20,323
     Nonbank subsidiaries                                    3,444         3,322
Premises and equipment                                       5,185         4,596
Other assets                                                   187            67
                                                          --------      --------
     TOTAL ASSETS                                         $ 38,646      $ 30,778
                                                          ========      ========

Notes payable (Note 11)                                   $  5,388      $  2,491
Accrued expenses and other liabilities                         169           274
Stockholders' equity                                        33,089        28,013
                                                          --------      --------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $ 38,646      $ 30,778
                                                          ========      ========

                         UNITED SECURITY BANCORPORATION


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17. PARENT COMPANY ONLY STATEMENTS (CONTINUED)

                         Condensed Statements of Income
                       ($ in thousands, except per share)

                                                            YEARS ENDED DECEMBER 31,
                                                      1997           1996           1995
Income:
     Dividends:
          Bank subsidiaries                         $    702       $    647       $    667
     Rent income                                         483            470              8
     Other income                                        150            200            191
                                                    --------       --------       --------
                                                       1,335          1,317            866
                                                    --------       --------       --------
Expenses:
     Salaries and benefits                               790            701            513
     Interest expense                                    331            216
     Depreciation                                        183            169             12
     Other operating expenses                            501            277            151
                                                    --------       --------       --------
                                                       1,805          1,363            676
                                                    --------       --------       --------
Income/(loss) before tax benefit and equity in
     undistributed net income of subsidiaries           (470)           (46)           190

Income tax benefit                                       425            241            155

                                                    --------       --------       --------
Income/(loss) before equity in undistributed
   net income of subsidiaries                            (45)           195            345

Equity in undistributed net income (loss) of:
     Bank subsidiaries                                 4,638          2,751          3,446
     Nonbank subsidiaries                                271            216            (40)
                                                    --------       --------       --------
          Net income                                $  4,864       $  3,162       $  3,751
                                                    ========       ========       ========

                         UNITED SECURITY BANCORPORATION


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17.  PARENT COMPANY ONLY STATEMENTS (CONTINUED)

                       Condensed Statements of Cash Flows
                                ($ in thousands)

                                                                             YEARS ENDED DECEMBER 31,
                                                                       1997           1996           1995
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income                                                      $  4,864       $  3,162       $  3,751
     Adjustments to reconcile net income to cash provided
          by operating activities:
     Equity in undistributed net income of subsidiaries                (4,909)        (2,967)        (3,406)
     Depreciation                                                         183            169             12
     (Increase) decrease in other assets                                  (54)            46             42
     Increase (decrease) in other liabilities                            (173)           196           (150)
                                                                     --------       --------       --------
          NET CASH PROVIDED BY OPERATING ACTIVITIES                       (89)           606            249
                                                                     --------       --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES
     Investment in and advances to subsidiaries                          (750)        (1,109)        (3,941)
     Return of investment in subsidiaries                               8,250
     Bank of Pullman acquisition                                      (11,955)
     Purchase of investment securities                                                               (1,204)
     Sale of investment securities                                                       803            401
     Purchase of premises and equipment                                  (772)        (3,860)          (736)
                                                                     --------       --------       --------
          NET CASH (USED) BY INVESTING ACTIVITIES                      (5,227)        (4,166)        (5,480)
                                                                     --------       --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES
     Issuance of capital stock                                             20            171          8,455
     Proceeds from notes payable                                        7,835          2,529
     Principal payments on notes payable                               (4,938)           (38)
     Cash paid for redemption of fractional shares                         (7)            (7)            (9)
                                                                     --------       --------       --------
          NET CASH PROVIDED BY FINANCING ACTIVITIES                     2,910          2,655          8,446
                                                                     --------       --------       --------
          NET INCREASE (DECREASE) IN CASH                              (2,406)          (905)         3,215
CASH, beginning of year                                                 2,470          3,375            160
                                                                     --------       --------       --------
CASH, end of year                                                    $     64       $  2,470       $  3,375
                                                                     ========       ========       ========

                         UNITED SECURITY BANCORPORATION


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18. RELATED PARTY TRANSACTIONS

LOANS TO RELATED PARTIES:

Loans to the Corporation's officers and directors are on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than normal risk of collectibility. The aggregate dollar amount of these loans was approximately $8,219,000 and $9,525,000 at December 31, 1997 and 1996,
respectively. During 1997 and 1996, $5,094,000 and $8,814,000, respectively of new or renewed related party loans were made and repayments and adjustments totaled $6,400,000 and $7,265,000, respectively.

DEPOSITS FROM RELATED PARTIES:

Deposits from related parties totaled $3,200,000 and $5,351,000 at December 31, 1997 and 1996, respectively.

PAYMENTS TO RELATED PARTIES:

Fees paid to a Director for professional services totaled $31,000, $10,000, and $11,000 for the years ended December 31, 1997, 1996, and 1995, respectively.

Building lease rent of $80,000 in 1997 and 1996 and $32,000 in 1995 was paid to a Partnership partially owned by a Director.

                         UNITED SECURITY BANCORPORATION


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19.  FAIR VALUE OF FINANCIAL INSTRUMENTS

The Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments" (SFAS
107), requires disclosure of fair value information about financial instruments, which it is practicable to estimate fair value. As defined by SFAS 107, financial instruments include the categories listed below. It does not include the value of property, plant and equipment and intangible assets such as customer relationships and core deposit intangibles. Fair values of off-statement of condition lending commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties' credit standing. The fair value of the fees at December 31, 1997 and 1996, were insignificant. See Note 12 for the notional amount of the commitments to extend credit.

The following table summarizes carrying amounts, estimated fair values, and assumptions used by the Corporation to estimate fair value as of December 31, 1997 and 1996:

                                                                                                                          ESTIMATED
AS OF DECEMBER 31, 1997:                                       ASSUMPTIONS USED IN                        CARRYING          FAIR
      ($ in thousands)                                        ESTIMATING FAIR VALUE                        AMOUNT           VALUE
FINANCIAL ASSETS:
Cash and due from banks                     Equal to carrying value                                       $ 19,058        $ 19,058
Overnight interest bearing deposits
  with other banks                          Equal to carrying value                                          9,656           9,656
Federal funds sold                          Equal to carrying value                                          5,210           5,210
Securities                                  Quoted market prices                                            66,770          66,790
Loans                                       Fixed-rate loans:  Discounted expected future cash flows,
                                              variable-rate loans:  equal to carrying value, net of
                                              allowance for loan losses                                    226,735         231,454
FINANCIAL LIABILITIES:
Deposits                                    Fixed-rate certificates of deposit:
                                              Discounted expected future cash flows
                                            All other deposits:  Equal to carrying value                   307,586         307,681
Notes payable                               Variable rate, equal to carrying value                           6,257           6,257

AS OF DECEMBER 31, 1996:
FINANCIAL ASSETS:
Cash and due from banks                     Equal to carrying value                                       $ 10,430        $ 10,430
Overnight interest bearing deposits
  with other banks                          Equal to carrying value                                          6,223           6,223
Federal funds sold                          Equal to carrying value                                         10,770          10,770
Securities                                  Quoted market prices                                            15,613          15,619
Loans                                       Fixed-rate loans:  Discounted expected future cash flows,
                                              variable-rate loans:  equal to carrying value, net of
                                              allowance for loan losses                                    176,386         177,487
FINANCIAL LIABILITIES:
Deposits                                    Fixed-rate certificates of deposit:
                                              Discounted expected future cash flows
                                            All other deposits:  Equal to carrying value                   197,399         197,443
Note payable                                Variable rate, equal to carrying value                           2,491           2,491

                         UNITED SECURITY BANCORPORATION


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 20.  REGULATORY MATTERS

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

                                                        ACTUAL           ADEQUATELY CAPITALIZED        WELL CAPITALIZED
         ($ IN THOUSANDS)                         AMOUNT      RATIO       AMOUNT        RATIO          AMOUNT    RATIO
AS OF DECEMBER 31, 1997:
Total capital to risk weighted assets:
Consolidated                                      $28,762     11.61%    > $19,826        8.00%       > $24,783    10.00%
United Security Bank                               13,740     10.34%     > 10,632        8.00%        > 13,290    10.00%
Home Security Bank                                  7,175     10.16%      > 5,650        8.00%         > 7,063    10.00%
Bank of Pullman                                     4,412     10.97%      > 3,218        8.00%         > 4,023    10.00%

Tier I capital to risk weighted assets:
Consolidated                                       26,149     10.55%      > 9,913        4.00%        > 14,870     6.00%
United Security Bank                               12,443      9.36%      > 5,316        4.00%         > 7,974     6.00%
Home Security Bank                                  6,661     10.86%      > 2,825        4.00%         > 4,238     6.00%
Bank of Pullman                                     3,906      9.71%      > 1,609        4.00%         > 2,414     6.00%

Leverage capital, Tier I capital
  to average assets:
Consolidated                                       26,149      8.08%     > 12,949        4.00%        > 16,186     5.00%
United Security Bank                               12,443      7.01%      > 7,100        4.00%         > 8,875     5.00%
Home Security Bank                                  6,661      6.68%      > 3,988        4.00%         > 4,986     5.00%
Bank of Pullman                                     3,906      6.63%      > 2,358        4.00%         > 2,948     5.00%

AS OF DECEMBER 31, 1996:
Total capital to risk weighted assets:
Consolidated                                      $30,129     16.43%    > $14,659        8.00%       > $18,327    10.00%
United Security Bank                               16,576     13.41%      > 9,878        8.00%        > 12,349    10.00%
Home Security Bank                                  5,984     10.75%      > 4,449        8.00%         > 5,562    10.00%

Tier I capital to risk weighted assets:
Consolidated                                       28,092     15.32%      > 7,325        4.00%        > 10,992     6.00%
United Security Bank                               15,129     12.24%      > 4,936        4.00%         > 7,407     6.00%
Home Security Bank                                  5,431     10.02%      > 2,223        4.00%         > 3,336     6.00%

Leverage capital, Tier I capital to
  average assets:
Consolidated                                       28,092     12.23%      > 9,175        4.00%        > 11,472     5.00%
United Security Bank                               15,129     10.54%      > 5,733        4.00%         > 7,168     5.00%
Home Security Bank                                  5,431      7.31%      > 2,968        4.00%         > 3,711     5.00%

As of December 31, 1997 United Security Bancorporation and subsidiaries, United Security Bank, Home Security Bank, and Bank of Pullman were considered well capitalized based on regulatory capital standards.

                         UNITED SECURITY BANCORPORATION


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 21.  EARNINGS PER SHARE

The following is a reconciliation of the numerators and denominators for basic and diluted per-share computations for income from continuing operations for 1997, 1996 and 1995:

          ($ in thousands, except per share)                            1997            1996            1995
Numerator:
     Net income                                                      $    4,864      $    3,162      $    3,751
Denominator:
     Weighted-average number of common shares outstanding             4,051,961       4,042,811       3,441,502
     Incremental shares assumed for stock options                        28,426          11,148               0
                                                                     ----------      ----------      ----------
          Total                                                       4,080,387       4,053,959       3,441,502
                                                                     ==========      ==========      ==========
Basic earnings per common share                                      $     1.20      $     0.78      $     1.09
Diluted earnings per common share                                    $     1.19      $     0.78      $     1.09

NOTE 22. INSURANCE RECOVERY

In 1997, the Corporation recovered from its insurance provider $796,000 for a defalcation by a former employee of its bank subsidiary, Home Security Bank. The insurance proceeds is a full recovery of the reconciled loss except for a $50,000 insurance policy deductible. In 1996, the Corporation detected and recorded as an operational loss the estimated loss of $860,000.

QUARTERLY FINANCIAL DATA
CONDENSED CONSOLIDATED STATEMENT OF INCOME-QUARTERLY
($ IN THOUSANDS, EXCEPT PER SHARE)

UNAUDITED

                                                 1997, Quarter Ended                            1996, Quarter Ended
                                     Dec. 31     Sept. 30    June 30     Mar. 31     Dec. 31     Sept. 30    June 30     Mar. 31
Interest income                      $  7,636    $  6,224    $  5,493    $  5,322    $  5,580    $  5,337    $  5,035    $  4,767
Interest expense                        3,187       2,429       2,167       2,112       2,137       2,111       1,977       1,922
                                     --------    --------    --------    --------    --------    --------    --------    --------
 Net Interest Income                    4,449       3,795       3,326       3,210       3,443       3,226       3,058       2,845
Provision for loan losses                 204         227         168         153         603         136         121         146
                                     --------    --------    --------    --------    --------    --------    --------    --------
 Net interest income after
  provision for loan losses             4,245       3,568       3,158       3,057       2,840       3,090       2,937       2,699
Insurance proceeds                                    796
Other noninterest income                  723         814         752         632         696         804         736         745
Operational loss                                                                          860
Other noninterest expense               3,354       2,662       2,388       2,224       2,250       2,283       2,337       2,142
                                     --------    --------    --------    --------    --------    --------    --------    --------
 Income before income taxes             1,614       2,516       1,522       1,465         426       1,611       1,336       1,302
Income tax                                430         806         541         476         171         483         396         463
                                     --------    --------    --------    --------    --------    --------    --------    --------
 Net income                          $  1,184    $  1,710    $    981    $    989    $    255    $  1,128    $    940    $    839
                                     ========    ========    ========    ========    ========    ========    ========    ========
Basic earnings per common share      $   0.29    $   0.42    $   0.24    $   0.25    $   0.06    $   0.28    $   0.23    $   0.21
Diluted earnings per common share    $   0.28    $   0.42    $   0.24    $   0.25    $   0.06    $   0.28    $   0.23    $   0.21
Average common shares
 outstanding (in thousands)             4,053       4,053       4,052       4,051       4,051       4,051       4,038       4,032