Form 10-Q
period 1998-03-31
UNITED SECURITY BANCORPORATION
filed 1998-05-07
CIK 726990

United States
               U.S. SECURITIES AND EXCHANGE COMMISSION
                         Washington, DC 20549

                              FORM 10-Q

(Mark One)

(  X  )    Quarterly report under Section 13 or 15 (d) of the
Securities
           Exchange Act of 1934

           For the quarterly period ended March 31, 1998 or
                                          ------------------

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


The issuer has one class of capital stock, that being common stock. On April 30, 1998 there were 4,054,278 shares of such stock outstanding.

                      UNITED SECURITY BANCORPORATION

                 INDEX TO QUARTERLY REPORT ON FORM 10-Q

                            March 31, 1998

                           Table of Contents

Page
Part I        Financial Information

     Item 1.  Financial Statements

              Consolidated Statements of Condition - March 31, 1998
              and December 31, 1997 . . . . . . . . . . . . . . .
3

              Consolidated Statements of Income - Three Months
              Ended March 31, 1998 and 1997 . . . . . . . . . . .
4

              Consolidated Condensed Statements of Cash Flows -
              Three Months Ended March 31, 1998 and 1997. . . . .
5

              Notes to Consolidated Financial Statements  . . . .
6-8

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations . . . . . . . .
9-10

     Item 3.  Quantitative and Qualitative Disclosures About
              Market Risk . . . . . . . . . . . . . . . . . . . .
11

Part II       Other Information

     Item 6.  Exhibits and Reports on Form 8-K  . . . . . . . . .
11

Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . .
11

        3      UNITED SECURITY BANCORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CONDITION

                                              March 31,
December 31,
            ($ in thousands)                     1998
1997
                ASSETS
(Audited)
Cash and due from banks                       $  16,787     $
19,058
Overnight interest bearing deposits with
  other banks                                     1,351
9,656
Federal funds sold                                1,785
5,210
                                              ---------     -------
--
  Cash and cash equivalents                      19,923
33,924
Securities (Note 2)                              65,161
66,770
Loans, net of allowance for loan losses of $2,647
 in 1998 and $2,613 in 1997 (Notes 3 and 4)     238,803
226,735
Accrued interest receivable                       3,150
2,867
Premises and equipment, net                       8,627
9,199
Foreclosed real estate and other foreclosed
  assets                                          1,023
967
Life insurance and salary continuation assets     2,798
2,512
Intangible assets (Note 5)                        6,814
6,910
Other assets                                        579
595
                                              ---------     -------
--
TOTAL ASSETS                                  $ 346,878     $
350,479
                                              =========
=========
              LIABILITIES
Noninterest bearing - demand deposits          $ 60,099     $
64,586
Interest bearing:
    NOW and savings accounts                    127,446
129,811
    Time, $100,000 and over                      29,182
30,161
    Other time                                   84,381
83,028
                                              ---------     -------
--
TOTAL DEPOSITS                                  301,108
307,586

Notes payable                                     6,507
6,257
Capital lease obligations                           727
732
Accrued interest payable                            880
813
Other liabilities                                 3,118
2,002
                                              ---------     -------
--
TOTAL LIABILITIES                               312,340
317,390
           STOCKHOLDERS' EQUITY
Common stock, no par, shares authorized
  15,000,000; issued and outstanding 4,054,278
  in 1998 and 4,052,775 in 1997                  28,388
28,383
Retained earnings                                 6,162
4,771
Accumulated other comprehensive income, net of
  tax (Note 1)                                      (12)
(65)
                                              ---------     -------
--
TOTAL STOCKHOLDERS' EQUITY                       34,538
33,089
                                              ---------     -------
--
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $ 346,878     $
350,479
                                              =========
=========

The accompanying notes are an integral part of these statements.

            UNITED SECURITY BANCORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF INCOME
                  ($ in thousands, except per share)

                                               Three Months Ended
                                                   March 31,
                                                 1998      1997
INTEREST INCOME
  Interest and fees on loans and leases        $ 6,303   $ 4,786
  Interest on securities                         1,034       295
  Other interest income                            189       241
                                               -------   -------
TOTAL INTEREST INCOME                            7,526     5,322
                                               -------   -------
INTEREST EXPENSE
  Interest on deposits                           2,962     2,037
  Interest on borrowings                           169        75
                                               -------   -------
TOTAL INTEREST EXPENSE                           3,131     2,112
                                               -------   -------
NET INTEREST INCOME                              4,395     3,210
  Provision for loan losses (Note 4)               184       153
                                               -------   -------
NET INTEREST INCOME AFTER PROVISION FOR
  LOAN LOSSES                                    4,211     3,057
                                               -------   -------
NONINTEREST INCOME
  Fees and service charges                         366       265
  Insurance commissions                            284       288
  Securities gains/(losses)                         41       (25)
  Other                                            538       104
                                               -------   -------
TOTAL NONINTEREST INCOME                         1,229       632
                                               -------   -------
NONINTEREST EXPENSE
  Salaries and employee benefits                 2,072     1,455
  Occupancy expense, net                           261       145
  Equipment expense                                294       167
  Other operating expense                          784       457
                                               -------   -------
TOTAL NONINTEREST EXPENSE                        3,411     2,224
                                               -------   -------
INCOME BEFORE TAXES                              2,029     1,465
FEDERAL INCOME TAX EXPENSE                         639       476
                                               -------   -------
NET INCOME                                     $ 1,390   $   989
                                               =======   =======
Earnings per common share                      $   .34   $   .24

Weighted average shares outstanding          4,052,610   4,050,575

The accompanying notes are an integral part of these statements.

             UNITED SECURITY BANCORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEAR-TO-DATE MARCH 31, 1998 AND 1997
                             ($ in thousands)

                                                1998         1997
    Increase in Cash and Cash Equivalents
Net income                                   $ 1,390      $   989
Cash flows from operating activities:
  Provision for loan losses                      184          153
  Depreciation and amortization                  173          114
(Increase)/decrease in assets and liabilities
  Accrued interest receivable                   (283)          (6)
  Life insurance and salary continuation
    assets                                      (286)         (53)
  Other assets                                   112          (30)
  Accrued interest payable                        67          (49)
  Other liabilities                            1,116         (137)
                                             -------      -------
Net cash provided by operating activities      2,473          981
                                             -------      -------
Cash flows from investing activities:
  Securities:
    Maturities                                 6,658          294
    Sales                                      6,098        4,577
    Purchases                                (11,094)      (8,189)
  Net (increase)/decrease in loans and leases(12,252)         877
  Sales of premises and equipment                923
  Purchases of premises and equipment           (524)         (11)
  Foreclosed real estate activity                (56)        (132)
                                             -------      -------
Net cash provided by investing activities    (10,247)      (2,584)
                                             -------      -------
Cash flows from financing activities:
  Net increase/(decrease) in deposits         (6,478)       3,643
  Proceeds from notes payable                    262
  Principal payments on notes payable            (12)         (12)
  Principal payments on capital lease
    obligations                                   (5)          (5)
  Cash received from stock sales                  18
  Cash paid for redemption of fractional
    shares                                       (12)          (7)
                                             -------      -------
Net cash provided by financing activities     (6,227)       3,619
                                             -------      -------
Net increase/(decrease) in cash and
  cash equivalents                           (14,001)       2,016
Cash and cash equivalents, beginning of year  33,924       27,423
                                             -------      -------
Cash and cash equivalents, end of quarter    $19,923      $29,439
                                             =======      =======

The accompanying notes are an integral part of these statements.

                      UNITED SECURITY BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  Management Statement

In the opinion of the Company, the accompanying audited and unaudited Consolidated Financial Statements present fairly the financial position of the Company as of March 31, 1998 and 1997 and December 31, 1997, and the results of operations and the changes in financial position for the three month period ended March 31, 1998 and 1997.

Certain reclassifications of 1997 balances have been made to conform with the March 31, 1998 presentation; there was no impact on net income, earnings per share or stockholders' equity. Also per share amounts and weighted average shares outstanding have been retroactively adjusted to reflect previously disclosed stock dividends and split-ups.

Effective January 1, 1998, the Company adopted two recently issued Statement of Financial Accounting Standards (SFAS) as follows:

SFAS No. 130, Reporting Comprehensive Income establishes standards for reporting and display of comprehensive, or all inclusive income. In the Company's case, based on current operations, it includes as an addition or deduction to reported net income, the net change in unrealized gains or losses on securities. This statement has no effect on net income of the Company. All prior periods shown on the financial statements have been restated to conform with the statement.

SFAS No. 131, Disclosure about Segments of an Enterprise and
Related Information establishes standards for the way that public business enterprises report information about operating segments in annual financial statements. Management believes that the provisions of the statement will not have a material effect on its financial condition or reported results of operations.

                         UNITED SECURITY BANCORPORATION

NOTE 2.  Securities

Most of the securities are classified as available-for-sale and are stated at fair value, and unrealized holding gains and losses, net of related deferred taxes, are reported as a separate component of stockholders' equity. Gains or losses on available-for-sale securities sales are reported as part of noninterest income based on the net proceeds and the adjusted carrying amount of the securities sold, using the specific identification method.
Carrying amount and fair values at March 31, 1998 and December 31, 1997 were as follows:

                                         March 31, 1998
December 31, 1997
                                    Amortized Fair Financial Amortized
Fair Financial
          ($ in thousands)             Cost  Value Statements Cost
Value Statements
Securities available-for-sale:
U.S. Treasury securities             $ 2,005 $ 2,009 $ 2,009 $ 3,775 $
3,785 $ 3,785 Obligations of federal government
  agencies                            37,640  37,744  37,744  38,606
38,621  38,621
Mortgage backed securities            13,679  13,689  13,689  13,042
13,051  13,051
Obligations of states, municipalities
  and political subdivisions           3,981   4,023   4,023   5,358
5,410   5,410
Other securities                       7,040   6,861   6,861   4,774
4,591   4,591
                                     ------- ------- ------- -------  --
----  ------
                                      64,345  64,326  64,326  65,555
65,458  65,458
Securities held-to-maturity:
Obligations of states, municipalities
  and political subdivisions             835     833     835   1,312
1,332   1,312
                                     ------- ------- ------- ------- ---
---- -------
  Total                              $65,180 $65,159 $65,161 $66,867
$66,790 $66,770
                                     ======= ======= ======= =======
======= =======

                              UNITED SECURITY BANCORPORATION

NOTE 3.  LOANS
Loan detail by category as of March 31, 1998 and December 31, 1997 were as follows:

            ($ in thousands)                 March 31,
December 31,
                                               1998
1997

(Audited)
Commercial and industrial                    $128,121
$122,482
Agricultural                                   33,381
33,787
Real estate mortgage                           51,141
42,884
Real estate construction                        8,325
8,440
Installment                                    12,178
12,666
Lease financing                                 4,770
5,209
Bank cards and other                            4,136
4,541
                                             --------        ------
--
  Total loans                                 242,052
230,009
Allowance for loan losses                      (2,647)
(2,613)
Deferred loan fees, net of deferred costs        (602)
(661)
                                             --------        ------
--
  Net loans                                  $238,803
$226,735
                                             ========
========

NOTE 4.  ALLOWANCE FOR LOAN LOSSES

The allowance for loan loss is maintained at levels considered adequate by management to provide for possible loan losses. The allowance is based on management's assessment of various factors affecting the loan portfolio, including problem loans, business conditions and loss experience, and an overall evaluation of the quality of the underlying collateral. Changes in the allowance for loan loss during the three months ended March 31, 1998 and 1997 were as follows:

                                     Three Months Ended
                                         March 31,
     ($ in thousands)                1998       1997
Balance, beginning of period         $2,613     $2,034
Provision for loan losses               184        153
Loan charge-offs                       (195)       (25)
Loan recoveries                          45         44
                                     ------     ------
Balance, end of period               $2,647     $2,206
                                     ======     ======

NOTE 5.  OTHER EVENTS

In third quarter 1998 the Company anticipates acquiring Grant National Bank, Ephrata, Washington per a definitive agreement announced on March 24, 1998. The pooling of interests accounting method will be used for the transaction. This will add approximately $32 million in assets, $21 million in loans, and $28 million in deposits to the Company totals. Total consideration paid will be approximately $10 million in Company common stock.

                        UNITED SECURITY BANCORPORATION

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS
         OF OPERATIONS

The following discussion contains a review of the results of operations and financial condition for first quarter 1998 for United Security Bancorporation and it wholly-owned subsidiaries
(USBN), United Security Bank, Home Security Bank, Bank of Pullman, USB Insurance Agencies, Inc., USB Mortgage Company and USB Leasing, Inc. This information should be read in conjunction with the financial statements and related notes appearing in this report. The reader is assumed to have access to USBN's Form 10-K for the year ended December 31, 1997, which contains additional information.

This discussion may contain certain forward looking statements, which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those stated. Readers are cautioned not to place undue reliance on those forward-looking statements.

Overview
A performance summary and detailed discussion regarding the first quarter results in 1998 and 1997 follow this table.

       UNITED SECURITY BANCORPORATION AND SUBSIDIARIES
                    PERFORMANCE SUMMARY

                                     Three Months Ended March 31,
                                                         %
($ in thousands)                     1998      1997    Change
Interest income                      $ 7,526   $ 5,322  41.4%
Interest expense                       3,131     2,112  48.2%
                                     -------   -------  -----
Net interest income                    4,395     3,210  36.9%
Provision for loan losses                184       153  20.3%
                                     -------   -------  -----
Net interest income after
  provision for loan losses            4,211     3,057  37.7%
Noninterest income                     1,229       632  94.5%
Noninterest expense                    3,411     2,224  53.4%
                                     -------   -------  -----
Income before income taxes             2,029     1,465  38.5%

Income taxes                             639       476  34.2%
                                     -------   -------  -----
Net income                           $ 1,390   $   989  40.5%
                                     =======   =======  =====
Basic and diluted earnings per share  $  .34   $   .24  41.7%
Average shares outstanding         4,052,610 4,050,575    .1%

                        UNITED SECURITY BANCORPORATION

Net Income

USBN reported a 41% increase in net income to $1,390,000 for the first three months of 1998 compared to $989,000 for the same period in 1997. Earnings per share increased by 42% to $.34 compared to $.24 for 1997. Net income in first quarter 1998 included a gain of $366,000 from a commercial land sale, which added $242,000 to net income or $.06 per share.

Net Interest Income

Net interest income grew 37% to $4,395,000 in 1998 compared to $3,210,000 in 1997. The increase is due to an increase in the volume of earning assets, which grew 43% or $94 million from March 31, 1997 to March 31, 1998. Total loans grew 36% to $241,450,000 as of March 31, 1998 compared to $177,562,000 as of March 31, 1997. Securities grew 246% from March 31, 1997 to March 31, 1998. The 1997 acquisitions of five Wells Fargo branches and the Bank of Pullman were the primary reason for the growth of loans, securities and deposits. USBN also had loan growth of approximately $28 million during the 12 months ended March 31, 1998 without the total from the Bank of Pullman acquisition. Deposits grew approximately $10,000,000 without the acquisitions of the Wells Fargo branches and the Bank of Pullman.

The net interest margin to average earning assets was 5.73% and 6.06% fro March 31, 1998 and 1997, respectively.

Provision for Loan Losses

The allowance for loan losses grew 20% from March 31, 1997 to March 31, 1998, which represents 1.10% and 1.24% of loans, respectively.

Noninterest Income

Noninterest income increased 95% to $1,229,000 during the first three months of 1998 compared to $632,000 for the same period in 1997. Fees and service charges increased 38% to $366,000 in 1998 from $265,000 in 1997 due primarily to deposit growth patterns. Other income included the $366,000 gain on the sale of land, which had been held as a possible future branch site. First quarter 1997 included losses on the sale of securities as USBN improved the yield on its securities. First quarter 1998 results included gains on the sale of securities as USBN obtained liquidity for its loan portfolio growth. Securities outstanding were lower by $1.6 million since the end of the year.

Noninterest Expense

Noninterest expense increased by 53% in 1998 compared to 1997 due to the increased costs from the 1997 acquisitions. USBN has increased its number of locations from 10 to 24 from March 31, 1997 to March 31, 1998. The number of employees has increased from 140 to 212.

                     UNITED SECURITY BANCORPORATION

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in reported market risks faced by USBN since the end of the most recent fiscal year end.

                                Part II

                          Other Information

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits

             None in first quarter 1998.

         (b) Reports on Form 8-K during first quarter 1998

      Date       Item #                 Subject

March 24, 1998   Item 5  United Security Bancorporation to acquire
Grant National
                         Bank


Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 1, 1998.

                                    UNITED SECURITY BANCORPORATION

                                    /s/ William C. Dashiell
                                    -------------------------------
---
                                    William C. Dashiell, Chairman
and
                                    Chief Executive Officer

                                    /s/ Richard C. Emery
                                    -------------------------------
----
                                    Richard C. Emery, President and
                                    Chief Operating Officer

                                    /s/ Chad Galloway
                                    -------------------------------
---
                                    Chad Galloway, Vice President
and
                                    Chief Financial Officer