Form 10-Q
period 1998-06-30
UNITED SECURITY BANCORPORATION
filed 1998-08-03
CIK 726990

United States
               U.S. SECURITIES AND EXCHANGE COMMISSION
                         Washington, DC 20549

                              FORM 10-Q

(Mark One)

(  X  )    Quarterly report under Section 13 or 15 (d) of the
Securities
           Exchange Act of 1934

           For the quarterly period ended June 30, 1998 or
                                          ------------------

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


The issuer has one class of capital stock, that being common stock. On July 31, 1998 there were 4,532,864 shares of such stock outstanding.

                      UNITED SECURITY BANCORPORATION

                 INDEX TO QUARTERLY REPORT ON FORM 10-Q

                            June 30, 1998

                           Table of Contents

Page
Part I        Financial Information

     Item 1.  Financial Statements

              Consolidated Statements of Condition - June 30, 1998
              and December 31, 1997 . . . . . . . . . . . . . . .
3

              Consolidated Statements of Income - Three Months and
              Six Months Ended June 30, 1998 and 1997 . . . . . .
4

              Consolidated Condensed Statements of Cash Flows -
              Six Months Ended June 30, 1998 and 1997 . . . . . .
5

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

     Item 3.  Quantitative and Qualitative Disclosures About
              Market Risk . . . . . . . . . . . . . . . . . . . .
12

Part II       Other Information

     Item 4.  Submission of Matters to Vote of Security Holders .
12

     Item 6.  Exhibits and Reports on Form 8-K  . . . . . . . . .
12

Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . .
13

        3      UNITED SECURITY BANCORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CONDITION

                                              June 30,
December 31,
            ($ in thousands)                     1998
1997
                ASSETS
(Audited)
Cash and due from banks                       $  18,922     $
19,058
Overnight interest bearing deposits with
  other banks                                     4,255
9,656
Federal funds sold                                2,350
5,210
                                              ---------     -------
--
  Cash and cash equivalents                      25,527
33,924
Securities (Note 2)                              50,276
66,770
Loans, net of allowance for loan losses of $2,526
 in 1998 and $2,613 in 1997 (Notes 3 and 4)     254,849
226,735
Accrued interest receivable                       3,261
2,867
Premises and equipment, net                       9,300
9,199
Foreclosed real estate and other foreclosed
  assets                                            874
967
Life insurance and salary continuation assets     2,943
2,512
Intangible assets                                 6,714
6,910
Other assets                                        524
595
                                              ---------     -------
--
TOTAL ASSETS                                  $ 354,268     $
350,479
                                              =========
=========
              LIABILITIES
Noninterest bearing - demand deposits          $ 52,533     $
56,366
Interest bearing:
    NOW and savings accounts                    138,881
138,031
    Time, $100,000 and over                      35,300
30,161
    Other time                                   82,339
83,028
                                              ---------     -------
--
TOTAL DEPOSITS                                  309,053
307,586

Notes payable                                     5,460
6,257
Capital lease obligations                           723
732
Accrued interest payable                            953
813
Other liabilities                                 2,219
2,002
                                              ---------     -------
--
TOTAL LIABILITIES                               318,408
317,390
           STOCKHOLDERS' EQUITY
Common stock, no par, shares authorized
  15,000,000; issued and outstanding 4,054,278
  in 1998 and 4,052,775 in 1997                  28,388
28,383
Retained earnings                                 7,576
4,771
Accumulated other comprehensive income, net of
  tax (Note 1)                                     (104)
(65)
                                              ---------     -------
--
TOTAL STOCKHOLDERS' EQUITY                       35,860
33,089
                                              ---------     -------
--
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $ 354,268     $
350,479
                                              =========
=========

The accompanying notes are an integral part of these statements.

            UNITED SECURITY BANCORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF INCOME
                  ($ in thousands, except per share)

                                          Three Months Ended
                                              June 30,         Year-
To-Date
                                            1998      1997
1998      1997
INTEREST INCOME
  Interest and fees on loans and leases   $ 6,967   $ 4,967
$13,270   $ 9,753
  Interest on securities                      906       296
1,940       591
  Other interest income                        34       230
223       471
                                          -------   -------    ----
---   -------
TOTAL INTEREST INCOME                       7,907     5,493
15,433    10,815
                                          -------   -------    ----
---   -------
INTEREST EXPENSE
  Interest on deposits                      2,941     2,103
5,903     4,140
  Interest on borrowings                      235        64
404       139
                                          -------   -------    ----
---   -------
TOTAL INTEREST EXPENSE                      3,176     2,167
6,307     4,279
                                          -------   -------    ----
---   -------
NET INTEREST INCOME                         4,731     3,326
9,126     6,536
  Provision for loan losses (Note 4)          (57)      168
127       321
                                          -------   -------    ----
---   -------
NET INTEREST INCOME AFTER PROVISION FOR
  LOAN LOSSES                               4,788     3,158
8,999     6,215
                                          -------   -------    ----
---   -------
NONINTEREST INCOME
  Fees and service charges                    355       318
721       583
  Insurance commissions                       261       295
545       583
  Securities gains/(losses)                    39
80       (25)
  Other                                       313       139
851       243
                                          -------   -------    ----
---   -------
TOTAL NONINTEREST INCOME                      968       752
2,197     1,384
                                          -------   -------    ----
---   -------
NONINTEREST EXPENSE
  Salaries and employee benefits            2,116     1,431
4,188     2,886
  Occupancy expense, net                      286       159
547       304
  Equipment expense                           302       169
596       336
  Other operating expense                     916       629
851       243
                                          -------   -------    ----
---   -------
TOTAL NONINTEREST EXPENSE                   3,620     2,388
7,031     4,612
                                          -------   -------    ----
---   -------
INCOME BEFORE TAXES                         2,136     1,522
4,165     2,987
FEDERAL INCOME TAX EXPENSE                    721       541
1,360     1,017
                                          -------   -------    ----
---   -------
NET INCOME                                $ 1,415   $   981    $
2,805   $ 1,970
                                          =======   =======
=======   =======
Basic earnings per common share           $   .35   $   .24    $
 .69   $   .49
Diluted earnings per common share         $   .34   $   .24    $
 .68   $   .49

Weighted average shares outstanding       4,054,278 4,051,687
4,053,449 4,051,134

The accompanying notes are an integral part of these statements.

             UNITED SECURITY BANCORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEAR-TO-DATE June 30, 1998 AND 1997
                             ($ in thousands)

                                                1998         1997
    Increase in Cash and Cash Equivalents
Net income                                   $ 2,805      $ 1,970
Cash flows from operating activities:
  Provision for loan losses                      127          321
  Depreciation and amortization                  338          225
(Increase)/decrease in assets and liabilities
  Accrued interest receivable                   (394)        (123)
  Life insurance and salary continuation
    assets                                      (431)        (155)
  Other assets                                   267          (34)
  Accrued interest payable                       140          (50)
  Other liabilities                              217          (74)
                                             -------      -------
Net cash provided by operating activities      3,069        2,080
                                             -------      -------
Cash flows from investing activities:
  Securities:
    Maturities                                16,530          325
    Sales                                     12,603        4,577
    Purchases                                (12,678)      (8,618)
  Net increase in loans                      (28,241)      (7,068)
  Sales of premises and equipment                717
  Purchases of premises and equipment         (1,156)        (159)
  Foreclosed real estate activity                 93         (394)
                                             -------      -------
Net cash change in investing activities      (12,132)     (11,337)
                                             -------      -------
Cash flows from financing activities:
  Net increase in deposits                     1,467          220
  Net increase in federal funds purchased                     140
  Proceeds from notes payable                    262
  Principal payments on notes payable         (1,059)         (23)
  Principal payments on capital lease
    obligations                                   (9)          (9)
  Cash received from stock sales                  18           20
  Cash paid for redemption of fractional
    shares                                       (13)          (7)
                                             -------      -------
Net cash provided by financing activities        666          341
                                             -------      -------
Net change in cash and cash equivalents       (8,397)      (8,916)
Cash and cash equivalents, beginning of year  33,924       27,423
                                             -------      -------
Cash and cash equivalents, end of quarter    $25,527      $18,507
                                             =======      =======

The accompanying notes are an integral part of these statements.

                      UNITED SECURITY BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  Management Statement

The consolidated financial statements include the accounts of United Security Bancorporation and its wholly-owned subsidiaries
(USBN), United Security Bank, Home Security Bank, Bank of Pullman, USB Insurance Agencies, Inc., USB Mortgage Company, and USB Leasing, Inc. after eliminating all significant intercompany balances and transactions. In the opinion of the Company, the accompanying audited and unaudited Consolidated Financial Statements present fairly the financial position of the Company as of June 30, 1998 and December 31, 1997, and the related statements of income and cash flows for the six month period ended June 30, 1998 and 1997.

Certain reclassifications of 1997 balances have been made to conform with the June 30, 1998 presentation; there was no impact on net income, earnings per share or stockholders' equity. Also per share amounts and weighted average shares outstanding have been retroactively adjusted to reflect previously disclosed stock dividends and split-ups.

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

                         UNITED SECURITY BANCORPORATION

NOTE 2.  Securities

Most of the securities are classified as available-for-sale and are stated at fair value, and unrealized holding gains and losses, net of related deferred taxes, are reported as a separate component of stockholders' equity. Gains or losses on available-for-sale securities sales are reported as part of noninterest income based on the net proceeds and the adjusted carrying amount of the securities sold, using the specific identification method.
Carrying amount and fair values at June 30, 1998 and December 31, 1997 were as follows:

                                          June 30, 1998
December 31, 1997
                                    Amortized Fair Financial Amortized
Fair Financial
          ($ in thousands)             Cost  Value Statements Cost
Value Statements
Securities available-for-sale:
U.S. Treasury securities             $ 1,003 $ 1,004 $ 1,004 $ 3,775 $
3,785 $ 3,785 Obligations of federal government
  agencies                            26,560  26,551  26,551  38,606
38,621  38,621
Mortgage backed securities            10,943  10,939  10,939  13,042
13,051  13,051
Obligations of states, municipalities
  and political subdivisions           3,552   3,584   3,584   5,358
5,410   5,410
Other securities                       7,579   7,401   7,401   4,774
4,591   4,591
                                     ------- ------- ------- -------  --
----  ------
                                      49,637  49,479  49,479  65,555
65,458  65,458
Securities held-to-maturity:
Obligations of states, municipalities
  and political subdivisions             797     817     797   1,312
1,332   1,312
                                     ------- ------- ------- ------- ---
---- -------
  Total                              $50,434 $50,296 $50,276 $66,867
$66,790 $66,770
                                     ======= ======= ======= =======
======= =======

                              UNITED SECURITY BANCORPORATION

NOTE 3.  LOANS
Loan detail by category as of June 30, 1998 and December 31, 1997 were as follows:

            ($ in thousands)                 June 30,
December 31,
                                               1998
1997

(Audited)
Commercial and industrial                    $146,814
$122,482
Agricultural                                   38,380
33,787
Real estate mortgage                           40,018
42,884
Real estate construction                       11,094
8,440
Installment                                    12,926
12,666
Lease financing                                 4,378
5,209
Bank cards and other                            4,427
4,541
                                             --------        ------
--
  Total loans                                 258,037
230,009
Allowance for loan losses                      (2,526)
(2,613)
Deferred loan fees, net of deferred costs        (662)
(661)
                                             --------        ------
--
  Net loans                                  $254,849
$226,735
                                             ========
========

NOTE 4.  ALLOWANCE FOR LOAN LOSSES
The allowance for loan loss is maintained at levels considered adequate by management to provide for possible loan losses. The allowance is based on management's assessment of various factors affecting the loan portfolio, including problem loans, business conditions and loss experience, and an overall evaluation of the quality of the underlying collateral. Changes in the allowance for loan loss during the three months ended June 30, 1998 and 1997 were as follows:

                                Three Months Ended
                                    June 30,           Year-To-Date
     ($ in thousands)           1998       1997       1998     1997
Balance, beginning of period    $2,647     $2,206     $2,613
$2,034
Provision for loan losses          (57)       168        127
321
Loan charge-offs                  (125)      (404)      (320)
(429)
Loan recoveries                     61          7        106
51
                                ------     ------     ------   ----
--
Balance, end of period          $2,526     $1,977     $2,526
$1,977
                                ======     ======     ======
======

NOTE 5.  SUBSEQUENT EVENT
On July 20, 1998, USBN completed its acquisition of Grant National Bank (GNB) for a total consideration of approximately $10 million in USBN stock, following approval by GNB shareholders and regulatory agencies. The pooling of interests accounting method was used for the transaction, which will be reflected in future periods. GNB had approximately $32 million in total assets, $28 million in deposits, $21 million in loans, and $3.4 million in total equity at March 31, 1998. 467,610 USBN common shares are being issued to GNB shareholders for the acquisition.

                        UNITED SECURITY BANCORPORATION

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS
         OF OPERATIONS

The following discussion contains a review of the results of operations and financial condition for second quarter and year-to-date results in 1998 and 1997.
This information should be read in conjunction with the financial statements and related notes appearing in this report. The reader is assumed to have access to USBN's Form 10-K for the year ended December 31, 1997, which contains additional information.

This discussion may contain certain forward looking statements, which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those stated. Readers are cautioned not to place undue reliance on those forward-looking statements.

Overview
A performance summary and detailed discussion regarding the second quarter and year-to-date results in 1998 and 1997 follow this table.

       UNITED SECURITY BANCORPORATION AND SUBSIDIARIES
                    PERFORMANCE SUMMARY

                                 Three Months Ended June 30,     Year-
To-Date
                                                     %
%
($ in thousands)                 1998      1997    Change     1998
1997   Change
Interest income                  $ 7,907   $ 5,493  43.9%     $15,433
$10,815 42.7%
Interest expense                   3,176     2,167  46.6%       6,307
4,279 47.4%
                                 -------   -------  -----     -------
------- ----
Net interest income                4,731     3,326  42.2%       9,126
6,536 39.6%
Provision for loan losses            (57)      168 -133.9%        127
321 -60.4%
                                 -------   -------  -----     -------
------- ----
Net interest income after
  provision for loan losses        4,788     3,158  51.6%       8,999
6,215 44.8%
Noninterest income                   968       752  28.7%       2,197
1,384 58.7%
Noninterest expense                3,620     2,388  51.6%       7,031
4,612 52.5%
                                 -------   -------  -----     -------
------- ----
Income before income taxes         2,136     1,522  40.3%       4,165
2,987 39.4%
Income taxes                         721       541  33.3%       1,360
1,017 33.7%
                                 -------   -------  -----     -------
------- ----
Net income                       $ 1,415   $   981  44.2%     $ 2,805
$ 1,970 42.4%
                                 =======   =======  =====     =======
======= ====
Basic earnings per common share  $   .35   $   .24  44.1%     $   .69
$  .49  42.3%
Diluted earnings per common share$   .34   $   .24  41.7%     $   .68
$  .49  38.8%
Average shares outstanding       4,054,278 4,051,687  .1%    4,053,449
4,051,134 .1%

                        UNITED SECURITY BANCORPORATION

Net Income

USBN reported a 42% increase in net income to $2,805,000 for the first six months of 1998 compared to $1,970,000 for the same period in 1997. Basic earnings per share increased by 42% to $.69 compared to $.49 for 1997. For second quarter 1998, earnings increased 44% to $1,415,000 compared to $981,000 for the same period in 1997. Basic earnings per share in second quarter was $.35 in 1998 and $.24 in 1997, an increase of 44%. Net nonrecurring items increased income before taxes by $482,000 for the first six months of 1998, which included the gain on the sale of commercial property of $366,000 in first quarter 1998, the sale of merchant bank credit card portfolio for $163,000, $57,000 from the reduction of the allowance for loan losses, partially offset by acquisition expenses of $104,000. The latter three items occurred in the second quarter of 1998. Earnings per share were improved by $.08 for the above items during the first six months of 1998, $.06 in first quarter and $.02 in second quarter 1998.

Net Interest Income

For the first six months of 1998 net interest income grew 40% to $9,126,000 in 1998 compared to $6,536,000 in 1997. The increase is due to an increase in the volume of earning assets, which grew 48% or $102 million from June 30, 1997 to June 30, 1998. Total loans grew 39% to $257 million as of June 30, 1998 compared to $185 million as of June 30, 1997. Securities grew 161% from June 30, 1997 to June 30, 1998. The 1997 acquisitions of five Wells Fargo branches and the Bank of Pullman were the primary reason for the growth of loans, securities and deposits. USBN also had loan growth of approximately $41 million during the 12 months ended June 30, 1998 without the total from the Bank of Pullman acquisition. Deposits grew approximately $20 million without the acquisitions of the Wells Fargo branches and the Bank of Pullman.

The net interest margin to average earning assets was 5.89% and 6.14% for June 30, 1998 and 1997, respectively.

Provision for Loan Losses

The allowance for loan losses grew 28% from June 30, 1997 to June 30, 1998, which represents 1.07% and .98% of total loans, respectively. During second quarter 1998, USBN completed its normal quarterly review of the adequacy of its allowance for loan losses. The review, which took into account factors affecting the loan portfolios, including problem loans, economic conditions, loss experience, and the quality of the underlying collateral value, resulted in an increase of $57,000 to earnings due to a reduction of the allowance.

Noninterest Income

Noninterest income increased 59% to $2,197,000 during the first six months of 1998 compared to $1,384,000 for the same period in 1997. Fees and service charges increased 24% to $721,000 in 1998 from $583,000 in 1997 due primarily to deposit growth patterns.
Insurance commissions declined 7% compared to 1997.

                            UNITED SECURITY BANCORPORATION
Other income included nonrecurring gains of $366,000 in first quarter 1998 for the sale of land and $163,000 for the sale of merchant bank card portfolio in second quarter 1998. 1997 results included losses on the sale of securities as USBN improved the yield on its securities portfolio. 1998 results included gains on the sale of securities as USBN obtained liquidity for its loan portfolio growth. Securities outstanding were lower by $16.5 million since the end of the year.

Noninterest Expense

Noninterest expense increased by 53% in 1998 compared to 1997 due primarily to the increased costs from the 1997 acquisitions. USBN has increased its number of locations from 10 to 24. The number of employees has increased from 142 to 212. In addition nonrecurring regulatory, accounting, and professional expenses of $104,000 were incurred during second quarter 1998 related to the acquisition of Grant National Bank.

                     UNITED SECURITY BANCORPORATION

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in reported market risks faced by USBN since the end of the most recent fiscal year end.

                                Part II

                          Other Information

Item 4.  Submission of Matters to a Vote of Security Holders
         (a) Annual meeting of shareholders was held on June 2, 1998.

         (b) Proxies for the annual meeting were solicited pursuant to
             Regulation 14 under the Act.

         (c) Matters voted upon at the meeting:

           Election of Directors          For             Withhold
          David C. Blankenship         3,098,510           5,365
          William C. Dashiell          3,098,485           5,390
          James Rand Elliott           3,098,510           5,365
          Richard C. Emery             3,098,510           5,365
          Robert J. Gardner            3,098,510           5,365
          Robert L. Golob              3,098,113           5,762
          Keith P. Sattler             3,099,904           3,971
          Dann Simpson                 3,098,510           5,365
          Norman J. Traaen             3,095,221           8,654
          Ronald Wachter               3,086,040           7,835

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits

             None in second quarter 1998.

         (b) Reports on Form 8-K during second quarter 1998

      Date       Item #                 Subject

June 3, 1998     Item 5  United Security names Richard Emery Chief
Executive
                         Officer; Bud Dashiell to remain Chairman
of the Board

                         UNITED SECURITY BANCORPORATION

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on July 31, 1998.

                                    UNITED SECURITY BANCORPORATION

                                    /s/ Richard C. Emery
                                    -------------------------------
----
                                    Richard C. Emery, President and
                                    Chief Executive Officer

                                    /s/ Chad Galloway
                                    -------------------------------
---
                                    Chad Galloway, Vice President
and
                                    Chief Financial Officer