Form 10-Q
period 1998-09-30
UNITED SECURITY BANCORPORATION
filed 1998-10-30
CIK 726990

United States
               U.S. SECURITIES AND EXCHANGE COMMISSION
                         Washington, DC 20549

                              FORM 10-Q

(Mark One)

(  X  )    Quarterly report under Section 13 or 15 (d) of the
Securities
           Exchange Act of 1934

           For the quarterly period ended September 30, 1998 or
                                          ------------------

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

                             (509) 467-6949
               (Registrant's Telephone Number, Including Area Code)



Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes      X       No


The issuer has one class of capital stock, that being common stock. On October 30, 1998 there were 4,546,722 shares of such stock outstanding.

                      UNITED SECURITY BANCORPORATION

                 INDEX TO QUARTERLY REPORT ON FORM 10-Q

                          September 30, 1998

                           Table of Contents

Page
Part I        Financial Information

     Item 1.  Financial Statements

              Consolidated Statements of Condition - September 30,
1998
              and December 31, 1997 . . . . . . . . . . . . . . .
3

              Consolidated Statements of Income - Three Months and
              Nine Months Ended September 30, 1998 and 1997 . . .
4

              Consolidated Condensed Statements of Cash Flows -
              Nine Months Ended September 30, 1998 and 1997 . . .
5

              Notes to Consolidated Financial Statements  . . . .
6-8

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations . . . . . . . .
9-12

     Item 3.  Quantitative and Qualitative Disclosures About
              Market Risk . . . . . . . . . . . . . . . . . . . .
13

Part II       Other Information

     Item 6.  Exhibits and Reports on Form 8-K  . . . . . . . . .
13

Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . .
13

        3      UNITED SECURITY BANCORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CONDITION

                                              September 30,
December 31,
            ($ in thousands)                     1998
1997
                ASSETS
Cash and due from banks                       $  16,541     $
21,090
Overnight interest bearing deposits with
  other banks                                    14,860
12,556
Federal funds sold                               15,410
5,210
                                              ---------     -------
--
  Cash and cash equivalents                      46,811
38,856
Securities (Note 2)                              50,056
73,583
Loans, net of allowance for loan losses of $2,805
 in 1998 and $2,865 in 1997 (Notes 3 and 4)     282,239
247,715
Accrued interest receivable                       3,860
3,189
Premises and equipment, net                      10,063
9,903
Foreclosed real estate and other foreclosed
  assets                                            794
967
Life insurance and salary continuation assets     3,317
2,512
Intangible assets                                 6,617
6,910
Other assets                                        910
634
                                              ---------     -------
--
TOTAL ASSETS                                  $ 404,667     $
384,269
                                              =========
=========
              LIABILITIES
Noninterest bearing - demand deposits          $ 60,068     $
62,453
Interest bearing:
    NOW and savings accounts                    166,602
156,968
    Time, $100,000 and over                      36,576
31,341
    Other time                                   91,583
87,042
                                              ---------     -------
--
TOTAL DEPOSITS                                  354,829
337,804

Notes payable                                     4,456
6,257
Capital lease obligations                           718
732
Accrued interest payable                          1,146
928
Other liabilities                                 2,669
2,063
                                              ---------     -------
--
TOTAL LIABILITIES                               363,818
347,784
           STOCKHOLDERS' EQUITY
Common stock, no par, shares authorized
  15,000,000; issued and outstanding 4,533,284
  in 1998 and 4,520,882 in 1997                  30,479
30,379
Retained earnings                                10,352
6,174
Accumulated other comprehensive income, net of
  tax (Note 1)                                      113
(68)
Guaranteed bank loan to Employee Stock
  Ownership Plan                                    (95)
                                              ---------     -------
--
TOTAL STOCKHOLDERS' EQUITY                       40,849
36,485
                                              ---------     -------
--
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $ 404,667     $
384,269
                                              =========
=========

The accompanying notes are an integral part of these statements.

            UNITED SECURITY BANCORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF INCOME
                  ($ in thousands, except per share)

                                          Three Months Ended
                                            September 30,      Year-
To-Date
                                            1998      1997
1998      1997
INTEREST INCOME
  Interest and fees on loans and leases   $ 7,812   $ 5,942
$22,174   $16,667
  Interest on securities                      831       587
2,975     1,338
  Other interest income                       253       352
510       914
                                          -------   -------    ----
---   -------
TOTAL INTEREST INCOME                       8,896     6,881
25,659    18,919
                                          -------   -------    ----
---   -------
INTEREST EXPENSE
  Interest on deposits                      3,379     2,538
9,693     7,039
  Interest on borrowings                      205        92
613       231
                                          -------   -------    ----
---   -------
TOTAL INTEREST EXPENSE                      3,584     2,630
10,306     7,270
                                          -------   -------    ----
---   -------
NET INTEREST INCOME                         5,312     4,251
15,353    11,649
  Provision for loan losses (Note 4)          197       227
324       548
                                          -------   -------    ----
---   -------
NET INTEREST INCOME AFTER PROVISION FOR
  LOAN LOSSES                               5,115     4,024
15,029    11,101
                                          -------   -------    ----
---   -------
NONINTEREST INCOME
  Fees and service charges                    450       401
1,282     1,088
  Insurance commissions                       272       310
817       893
  Insurance proceeds                                    796
796
  Securities gains/(losses)                    11
91       (25)
  Other                                       246       164
1,113       420
                                          -------   -------    ----
---   -------
TOTAL NONINTEREST INCOME                      979     1,671
3,303     3,172
                                          -------   -------    ----
---   -------
NONINTEREST EXPENSE
  Salaries and employee benefits            2,464     1,734
6,990     4,946
  Occupancy expense, net                      297       200
896       556
  Equipment expense                           302       222
940       593
  Other operating expense                   1,154       852
3,255     2,216
                                          -------   -------    ----
---   -------
TOTAL NONINTEREST EXPENSE                   4,217     3,008
12,081     8,311
                                          -------   -------    ----
---   -------
INCOME BEFORE TAXES                         1,877     2,687
6,251     5,962
INCOME TAX EXPENSE                            612       852
2,015     1,966
                                          -------   -------    ----
---   -------
NET INCOME                                $ 1,265   $ 1,835    $
4,236   $ 3,996
                                          =======   =======
=======   =======
Basic earnings per common share           $   .28   $   .41    $
 .94   $   .88
Diluted earnings per common share         $   .28   $   .40    $
 .92   $   .88
Basic weighted average shares outstanding 4,529,705 4,520,882
4,524,262 4,519,794
Weighted average shares outstanding       4,587,650 4,566,059
4,597,325 4,557,133

The accompanying notes are an integral part of these statements.

             UNITED SECURITY BANCORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                YEAR-TO-DATE September 30, 1998 AND 1997
                             ($ in thousands)

                                                1998         1997
Cash flows from operating activities:
Net income                                   $ 4,236      $ 3,996
Provision for loan losses                        324          548
Depreciation and amortization                    572          393
(Increase)/decrease in assets and liabilities
  Accrued interest receivable                   (671)        (617)
  Life insurance and salary continuation
   assets                                       (805)        (172)
  Other assets                                    17          (41)
  Accrued interest payable                       218          101
  Other liabilities                              606          415
                                             -------      -------
Net cash provided by operating activities      4,497        4,623
                                             -------      -------
Cash flows from investing activities:
Securities:
  Maturities                                  28,178          250
  Sales                                       18,925        4,595
  Purchases                                  (23,395)     (34,152)
Net increase in loans                        (34,848)     (19,504)
Cash received from Wells Fargo acquisition                 30,356
Sales of premises and equipment                  720
Purchases of premises and equipment           (1,452)      (2,337)
Foreclosed real estate activity                  173         (229)
                                             -------      -------
Net cash change in investing activities      (11,699)     (21,021)
                                             -------      -------
Cash flows from financing activities:
Net increase in deposits                      17,025       16,081
Proceeds from notes payable                                 1,043
Principal payments on notes payable           (1,896)         (27)
Principal payments on capital lease
  obligations                                    (14)         (14)
Cash received from stock sales                   118           20
Cash paid for redemption of fractional
  shares                                         (76)         (58)
                                             -------      -------
Net cash provided by financing activities     15,157       17,045
                                             -------      -------
Net change in cash and cash equivalents        7,955          647
Cash and cash equivalents, beginning of year  38,856       32,808
                                             -------      -------
Cash and cash equivalents, end of quarter    $46,811      $33,455
                                             =======      =======

The accompanying notes are an integral part of these statements.

                      UNITED SECURITY BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  Management Statement

The consolidated financial statements include the accounts of United Security Bancorporation and its wholly-owned subsidiaries
(USBN), United Security Bank, Home Security Bank, Bank of Pullman, Grant National Bank, USB Insurance Agencies, Inc., USB Mortgage Company, and USB Leasing, Inc. after eliminating all significant intercompany balances and transactions. In the opinion USBN, the accompanying Consolidated Financial Statements present fairly the financial position of USBN as of September 30, 1998 and December 31, 1997, and the related statements of income and cash flows for the nine month period ended September 30, 1998 and 1997.

Certain reclassifications of 1997 balances have been made to conform with the June 30, 1998 presentation; there was no impact on net income, earnings per share or stockholders' equity. Also per share amounts and weighted average shares outstanding have been retroactively adjusted to reflect previously disclosed stock dividends and split-ups. Prior reported amounts have been restated to reflect pooling of interests accounting for the Grant National Bank (GNB) acquisition. See Note 5 for further information.

Effective January 1, 1998, the Company adopted two recently issued Statement of Financial Accounting Standards (SFAS) as follows:

SFAS No. 130, Reporting Comprehensive Income establishes standards for reporting and display of comprehensive, or all inclusive income. In USBN's case, based on current operations, it includes as an addition or deduction to reported net income, the net change in unrealized gains or losses on securities. This statement has no effect on net income of the Company. All prior periods shown on the financial statements have been restated to conform with the statement.

SFAS No. 131, Disclosure about Segments of an Enterprise and
Related Information establishes standards for the way that public business enterprises report information about operating segments in annual financial statements. Management believes that the provisions of the statement will not have a material effect on its financial condition or reported results of operations.

                         UNITED SECURITY BANCORPORATION
NOTE 2.  Securities
Most of the securities are classified as available-for-sale and are stated at fair value, and unrealized holding gains and losses, net of related deferred taxes, are reported as a separate component of stockholders' equity. Gains or losses on available-for-sale securities sales are reported as part of noninterest income based on the net proceeds and the adjusted carrying amount of the securities sold, using the specific identification method.
Carrying amount and fair values at September 30, 1998 and December 31, 1997 were as follows:

                                       September 30, 1998       December
31, 1997
                                    Amortized Fair Financial Amortized
Fair Financial
          ($ in thousands)             Cost  Value Statements Cost
Value Statements
Securities available-for-sale:
U.S. Treasury securities             $ 2,004 $ 2,018 $ 2,018 $ 6,775 $
6,787 $ 6,787 Obligations of federal government
  agencies                            20,635  20,760  20,760  40,507
40,516  40,516
Mortgage backed securities            13,796  13,863  13,863  13,693
13,696  13,696
Obligations of states, municipalities
  and political subdivisions           2,541   2,591   2,591   5,818
5,876   5,876
Other securities                      10,117  10,032  10,032   5,580
5,396   5,396
                                     ------- ------- ------- -------  --
----  ------
                                      49,093  49,264  49,264  72,373
72,271  72,271
Securities held-to-maturity:
Obligations of states, municipalities
  and political subdivisions             792     820     792   1,312
1,332   1,312
                                     ------- ------- ------- ------- ---
---- -------
  Total                              $49,885 $50,084 $50,056 $73,685
$73,603 $73,583
                                     ======= ======= ======= =======
======= =======

NOTE 3.  LOANS
Loan detail by category as of September 30, 1998 and December 31, 1997 were as follows:

            ($ in thousands)                 September 30,
December 31,
                                               1998
1997
Commercial and industrial                    $161,053
$126,835
Agricultural                                   41,188
37,356
Real estate mortgage                           47,453
53,795
Real estate construction                       12,304
8,440
Installment                                    15,237
14,926
Lease financing                                 4,174
5,209
Bank cards and other                            4,451
4,762
                                             --------        ------
--
  Total loans                                 285,860
251,323
Allowance for loan losses                      (2,805)
(2,865)
Deferred loan fees, net of deferred costs        (816)
(743)
                                             --------        ------
--
  Net loans                                  $282,239
$247,715
                                             ========
========

                         UNITED SECURITY BANCORPORATION
NOTE 4.  ALLOWANCE FOR LOAN LOSSES
The allowance for loan loss is maintained at levels considered adequate by management to provide for possible loan losses. The allowance is based on management's assessment of various factors affecting the loan portfolio, including problem loans, business conditions and loss experience, and an overall evaluation of the quality of the underlying collateral. Changes in the allowance for loan losses during the three and nine months ended September 30, 1998 and 1997 were as follows:

                                Three Months Ended
                                   September 30,       Year-To-Date
     ($ in thousands)           1998       1997       1998     1997
Balance, beginning of period    $2,783     $2,221     $2,865
$2,295
Provision for loan losses          197        227        324
548
Loan charge-offs                  (217)      (318)      (541)
(767)
Loan recoveries                     42          3        157
57
                                ------     ------     ------   ----
--
Balance, end of period          $2,805     $2,133     $2,805
$2,133
                                ======     ======     ======
======

NOTE 5.  Grant National Bank Acquisition
On July 20, 1998, USBN completed its acquisition of GNB for a total consideration of approximately $10 million in USBN stock, following approval by GNB shareholders and regulatory agencies. As of July 20, 1998 GNB had approximately $32 million in total assets, $29 million in deposits, $22 million in loans, and $3.4 million in total equity. 468,270 USBN common shares were issued to GNB shareholders for the acquisition. The pooling of interests accounting method is being used for the transaction, which includes restating prior reported amounts to reflect the acquisition of GNB. The effects of the restatement on revenue, net income and stockholders' equity are shown below:

                                         Three Months Ended     Year-
To-Date
       ($ in thousands)                  September 30, 1997
1997
Net interest income and noninterest income:
 Original USBN amounts reported          $ 5,405
$13,325
 GNB                                         517
1,496
                                         -------                ------
-
     As Restated                         $ 5,922
$14,821
                                         =======
=======
Net income:
 Original USBN amounts reported          $ 1,710                $3,680
 GNB                                         125                   316
                                         -------                ------
     As Restated                         $ 1,835                $3,996
                                         =======                ======
                                         December 31, 1997
Stockholders' equity:
 Original USBN amounts reported          $33,089
 GNB                                       3,396
                                         -------
     As Restated                         $36,485
                                         =======

                        UNITED SECURITY BANCORPORATION

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS
         OF OPERATIONS

The following discussion contains a review of the results of operations and financial condition for third quarter and year-to-date results in 1998 and 1997.
This information should be read in conjunction with the financial statements and related notes appearing in this report. The reader is assumed to have access to USBN's Form 10-K for the year ended December 31, 1997, which contains additional information.

This discussion may contain certain forward looking statements, which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those stated. Readers are cautioned not to place undue reliance on those forward-looking statements.

Overview
A performance summary and detailed discussion regarding the third quarter and year-to-date results in 1998 and 1997 follow this table.

       UNITED SECURITY BANCORPORATION AND SUBSIDIARIES
                    PERFORMANCE SUMMARY

                                 Three Months Ended September 30, Year-
To-Date
                                                     %
%
($ in thousands)                 1998      1997    Change     1998
1997   Change
Interest income                  $ 8,896   $ 6,881  29.3%     $25,659
$18,919 35.6%
Interest expense                   3,584     2,630  36.3%      10,306
7,270 41.8%
                                 -------   -------  -----     -------
------- ----
Net interest income                5,312     4,251  25.0%      15,353
11,649 31.8%
Provision for loan losses            197       227 -13.2%         324
548-40.9%
                                 -------   -------  -----     -------
------- ----
Net interest income after
  provision for loan losses        5,115     4,024  27.1%      15,029
11,101 35.4%
Noninterest income                   979     1,671 -41.4%       3,303
3,172  4.1%
Noninterest expense                4,217     3,008  40.2%      12,081
8,311 45.4%
                                 -------   -------  -----     -------
------- ----
Income before income taxes         1,877     2,687 -30.1%       6,251
5,962  4.8%
Income taxes                         612       852 -28.2%       2,015
1,966  2.5%
                                 -------   -------  -----     -------
------- ----
Net income                       $ 1,265   $ 1,835 -31.1%     $ 4,236
$ 3,996  6.0%
                                 =======   =======  =====     =======
======= ====
Basic earnings per common share  $   .28   $   .41 -31.7%     $   .94
$   .88  6.8%
Diluted earnings per common share$   .28   $   .20 -30.0%     $   .92
$   .88  4.5%

                        UNITED SECURITY BANCORPORATION

Net Income

USBN reported a 6% increase in net income to $4,236,000 for the first nine months of 1998 compared to $3,996,000 for the same period in 1997. Basic earnings per share increased by 6% to $.94 compared to $.88 for 1997. For third quarter 1998, earnings decreased 31% to $1,265,000 compared to $1,835,000 for the same period in 1997. Basic earnings per share in third quarter was $.28
in 1998 and $.41 in 1997.   1997 net income for the year and third
quarter included $525,000 or $.12 per share from nonrecurring insurance proceeds from a former employee theft. Net nonrecurring items increased income before taxes by $81,000 or about $.02 per share for the first nine months of 1998, which included a gain on the sale of commercial property of $366,000, a gain on the sale of merchant bank credit card relationships for $209,000, which was offset by GNB acquisition expenses of $453,000. Third quarter earnings per share were decreased by $.03 for the nonrecurring items, which included $236,000 of GNB acquisition expenses offset by $46,000 of gain on the merchant bank card relationships sale.

Net Interest Income

For the first nine months of 1998 net interest income grew 32% to $15,353,000 in 1998 compared to $11,649,000 in 1997. The increase is due to an increase in the volume of earning assets, which grew 30% or $84 million from September 30, 1997 to September 30, 1998. Loans grew 33% to $285 million as of September 30, 1998 compared to $215 million as of September 30, 1997. The 1997 acquisition of Bank of Pullman contributed a significant portion of the growth in loans and deposits. USBN also had loan growth of approximately $30 million during the 12 months ended September 30, 1998 without the loans from the Bank of Pullman acquisition. Deposits grew approximately $24 million without the deposits of the Bank of Pullman.

The net interest margin to average earning assets was 5.91% and 6.21% for September 30, 1998 and 1997, respectively.

Provision for Loan Losses

The allowance for loan losses grew 32% from September 30, 1997 to September 30, 1998, which represents .98% and .99% of total loans, respectively. During third quarter 1998, USBN completed its normal quarterly review of the adequacy of its allowance for loan losses. The review considers factors affecting the loan portfolio, which include problem loans, economic conditions, loss experience, and the quality of the underlying collateral value.

Noninterest Income

Noninterest income increased 4% to $3,303,000 during the first nine months of 1998 compared to $3,172,000 for the same period in 1997. Fees and service charges increased 18% to $1,282,000 in 1998 from $1,088,000 in 1997 due primarily to deposit growth patterns. 1997 third quarter and year-to-date noninterest income was improved by $796,000 from the receipt of insurance proceeds as described above. Insurance commissions declined $76,000.

                            UNITED SECURITY BANCORPORATION
Other income included nonrecurring gains of $366,000 in first quarter 1998 for the sale of commercial property and $209,000 for the sale of merchant bank card relationships in second and third quarters 1998. 1997 results included losses on the sale of securities as USBN improved the yield on its securities portfolio. 1998 results included gains on the sale of securities as USBN obtained liquidity for its loan portfolio growth. Securities outstanding were lower by $24 million since the end of the year.

Noninterest Expense

Noninterest expense increased by 45% in 1998 compared to 1997 due primarily to the increased costs from the 1997 and 1998 acquisitions. USBN has increased its number of locations from 15 to 27. Nonrecurring expenses of $453,000 were incurred during second and third quarters of 1998 related to the acquisition of GNB.

Year 2000 Issues
The Year 2000 Problem. The century date change creates a problem because some computer programs and systems were designed to store calendar years with only two numbers, rather than four numbers. Computer programs and systems may recognize a date using "00" as 1900 rather than the Year 2000. The extent of the impact of this Year 2000 problem is not yet known and could affect the global economy and every organization. USBN is addressing these issues.

The Challenges faced by USBN. The Year 2000 problem is of concern to USBN and other financial institutions because most financial transactions including interest accruals and payments are date sensitive. The Year 2000 problem could impact all automated systems including automated teller machines, alarm systems, and vaults. Some systems are more difficult to assess and repair.

USBN's State of Readiness. USBN is reviewing its automated systems and business processes to identify and correct any date-related problems that may arise with the change of the century at December 31, 1999. In September, 1998, USBN and the provider of USBN's mainframe computer applications completed an installation and upgrade of the mainframe operating systems to comply with changes for the Year 2000. Testing of the new software will continue through December 31, 1998. USBN also continues to review its PC hardware and software and its major automated systems suppliers for Year 2000 compliance. A small number of PCs and PC systems required upgrades, which has been completed.

Third Party Concerns. USBN has numerous customers, vendors, and third party service providers whose failure to address the Year 2000 problem may create significant business disruption and costs to USBN. It is impossible for any one party to eliminate the risks related to the Year 2000 problem. It is possible that USBN's service could be disrupted through the loss of electric power, phone service, or other reasons outside of USBN's control. USBN is in contact with its outside providers of services on an ongoing basis to evaluate their progress in addressing the Year 2000 problem.

                     UNITED SECURITY BANCORPORATION
The Banks are incorporating Year 2000 issues into their standards of creditworthiness for new and renewed loans and are reviewing significant existing borrowers for Year 2000 risk. Review in this area will continue through 1999.

Estimated Costs. The cost of complying with the Year 2000 issues is estimated to be $175,000 including staff time expenses. About
$100,000 of this amount has already been incurred.

USBN's Contingency Plans. USBN is in the process of developing and implementing contingency plans to handle the most reasonably likely worst case scenarios. Since these worst case scenarios are difficult or even impossible to predict at this time, these contingency plans are particularly challenging. USBN intends to develop contingency plans that are reasonably necessary to address the Year 2000 problem and to revise them as necessary on an ongoing basis until the problem is confronted and resolved.

                           UNITED SECURITY BANCORPORATION

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in reported market risks faced by USBN since the end of the most recent fiscal year end.

                                Part II

                          Other Information

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits

             None in third quarter 1998.

         (b) Reports on Form 8-K during third quarter 1998

      Date       Item #                 Subject

July 20, 1998    Item 2  United Security Bancorporation Completes
Acquisition
                         of Grant National Bank

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on October 30, 1998.

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