Form 10-K
period 1998-12-31
UNITED SECURITY BANCORPORATION
filed 1999-03-18
CIK 726990

                                 United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

           [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1998
                                       OR
          [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
          For the transition period from _____________ to ____________

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

Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period as the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the stock closing prices on stock at February 26, 1999, was $86,783,000. The number of shares of common stock outstanding at such date was 6,928,552.

Documents incorporated by reference. Portions of the United Security Bancorporation Definitive Proxy Statement are incorporated by reference into
Part III of the Form 10-K.

                        UNITED SECURITY BANCORPORATION


                 ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR
                            ENDED DECEMBER 31, 1998

                               TABLE OF CONTENTS

PART I                                                                     Page

     Item 1.  Business.....................................................   3

     Item 2.  Properties...................................................  18

     Item 3.  Legal Proceedings............................................  20

     Item 4.  Submission of Matters to a Vote of Security Holders..........  20

PART II

     Item 5.  Market for Registrant's Common Equity and Related Stockholder
              Matters......................................................  20

     Item 6.  Selected Financial Data......................................  21

     Item 7.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations..........................  22

     Item 7A. Quantitative and Qualitative Disclosures About Market Risk...  28

     Item 8.  Financial Statements and Supplementary Data..................  29

     Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.....................................  29

PART III

     Item 10.  Directors and Executive Officers of the Registrant..........  30

     Item 11.  Executive Compensation......................................  30

     Item 12.  Security Ownership of Certain Beneficial Owners
               and Management..............................................  30

     Item 13.  Certain Relationships and Related Transactions..............  30

PART IV

     Item 14.  Exhibits, Financial Statement Schedules, and Reports on
               Form 8-K....................................................  30

SIGNATURES.................................................................  31

                        UNITED SECURITY BANCORPORATION


                                     PART I

Item 1.  Business.

United Security Bancorporation

United Security Bancorporation (USBN) is a multi-bank holding company headquartered in Spokane, Washington. USBN owns four banks, United Security Bank (Washington) (USB), Home Security Bank (Washington) (HSB), Bank of Pullman (Idaho) (BOP), and Grant National Bank (Washington) (GNB) (collectively, Banks), and also owns USB Insurance (Washington) (an insurance agency), USB Leasing (Washington) (a leasing company), and USB Mortgage (Washington) (a mortgage company). USBN conducts its banking business through twenty-seven branches located in communities throughout eastern Washington, including Spokane and a branch in Moscow, Idaho. USBN focuses its banking and other services on individuals, professionals, and small to medium sized businesses in diversified industries throughout its service area. At December 31, 1998, USBN had total consolidated assets of $405.0 million, loans of $293.1 million and deposits of $358.8 million. USBN was founded in 1983 and has been profitable in every year since its inception. In 1995, USBN completed a public offering and is listed on NASDAQ under the symbol "USBN". On February 1, 1999 USBN completed its merger with Bank of the West.

The Banks

USB was formed in 1974 and serves customers in Spokane and northeastern Washington from eleven branches. HSB was formed in 1989 and serves customers in southeastern Washington from seven branches. BOP was acquired in 1997 and serves customers in eastern Washington with six branches and one branch in Moscow, Idaho. GNB was acquired in 1998 and serves customers in central eastern Washington with two branches. The Banks offer a full range of financial services to commercial and individual customers, including short-term and medium-term loans, revolving credit facilities, inventory and accounts receivable financing, equipment financing, residential and small commercial construction lending, agricultural lending, mortgage lending, equipment leasing, various saving programs, checking accounts, installment and personal loans, and bank credit cards. The Banks also provide a broad range of depository and lending services to commercial, industrial and agricultural enterprises, governmental entities and individuals. The Banks' deposit-taking and lending activities are primarily directed to the communities in which their branches are located. The Banks' primary marketing focus is on small to medium-sized businesses and professionals in these communities.

The loan portfolios of the Banks consist primarily of commercial, agricultural, real estate (both mortgage and construction loans) and installment loans. At December 31, 1998, virtually all of the loans originated by the Banks were within the Banks' principal service areas.

USBN is committed to the needs of the local communities it serves, and strives to provide a high level of personal and professional service to its customers. Management believes USBN's involvement, its understanding of its service area and its local decision-making abilities give it a distinct advantage over larger banking institutions. USBN is well positioned to provide loans to small and medium sized businesses because of USBN's direct knowledge of its customers' businesses and the communities it serves. USB, HSB, BOP, and GNB provide personalized, quality financial service to its customers, which has enabled them to maintain a stable and relatively low-cost retail deposit base.

                        UNITED SECURITY BANCORPORATION

USB Insurance

USB Insurance began operating in April 1987 and is engaged in selling a full line of insurance and financial products such as annuities and mutual funds on an agency basis to individuals, commercial, industrial and agricultural enterprises from locations in Colville, Chewelah and Kettle Falls, Washington. Total revenues of USB Insurance for the year ended December 31, 1998 were $1,070,000 as compared to revenues of $1,170,000 in 1997.

USB Leasing and USB Mortgage

USB Leasing and USB Mortgage sold their assets and liabilities to USB during 1998. This was done to reduce interest and noninterest expenses. These companies remain incorporated for possible future use.

Business Strategy

USBN's business strategy is to continue to build a growing, profitable community banking and financial services network by emphasizing high quality customer service and by focusing on the financial needs of consumers and small to medium-sized businesses. USBN intends to pursue an aggressive growth strategy, the key components of which include:

     *  Increasing market share in existing markets
     * Expanding the markets served through new branch openings and acquisitions
     *  Providing superior customer service

Increase Market Share in Existing Markets. Since its formation in 1983, USBN has focused on commercial banking to small and medium-sized businesses, professionals and other individuals. Management believes that USBN can continue to gain market share by targeting products and services to these businesses.

USBN emphasizes the development of long-term relationships with its customers, which enables the Banks to develop and offer new products that meet its customers' needs. USBN is oriented toward the communities it serves and is actively involved. USBN believes this community orientation gives a competitive advantage in attracting and retaining targeted customers.

The consolidation of the banking industry in recent years has resulted in centralized loan approval and servicing functions in the larger financial institutions with whom USBN competes. This has resulted in inconvenience and reduced service to small business and individual customers of these institutions, and has created opportunities for smaller, locally-focused institutions, such as banks, which can approve credit and offer other customized banking services within each branch. USBN maintains loan officers in each branch, and branch managers have the authority to approve loans in amounts up to $100,000.

Expand Markets Served through New Branch Openings and Acquisitions. USBN intends to expand its presence in eastern and central Washington by opening new branches and acquiring other financial institutions in markets not currently served by USB, HSB, BOP, and GNB. HSB recently opened new branches in Yakima and Richland, Washington.

                        UNITED SECURITY BANCORPORATION

Management considers a variety of criteria in evaluating potential branch expansion, including the demographics and short and long-term growth prospects for the location, the management and other resources needed to integrate the branch into its existing operations, the degree to which the branch would enhance the geographic diversity of USBN or would enhance the presence in an existing market, and the estimated cost of opening and operating the branch as compared to the cost of acquiring an existing office and deposit base.

In addition to internal growth, there may be attractive opportunities to grow USBN through carefully selected acquisitions of other financial institutions or their branches in central and eastern Washington, eastern Oregon and northern Idaho.

Bank of the West. On February 1, 1999 USBN completed its merger with Bank of the West (BOW), Walla Walla, Washington. BOW was a wholly-owned subsidiary of Bancwest Financial Corporation (BFC). BFC was dissolved following the merger. BOW has become the fifth wholly owned subsidiary of USBN. BOW has four branches located in Southeastern Washington. As of February 1, 1999 BOW had approximately $103 million in assets, $68 million in loans, $90 million in deposits and $12 million in equity. The pooling-of-interests accounting method will be used for the transaction. Approximately 1.7 million shares of USBN common stock is expected to be issued to complete this transaction.

Grant National Bank. On July 20, 1998 USBN issued 468,270 common shares in exchange for all of the outstanding shares of GNB. As of July 20, 1998 GNB had approximately $32 million in assets, $29 million in deposits, $22 million in loans, and $3.4 million in total equity. The-pooling of-interests accounting method is being used for the transaction, which includes restating prior reported amounts to reflect the acquisition of GNB.

Bank of Pullman. On October 20, 1997 USBN acquired Bank of Pullman for $11,955,000. BOP is located in the commercial center for the Palouse, the winter wheat growing region in Eastern Washington, and home of Washington State University. It has seven branches, six in Washington and one in Idaho. USBN initially purchased Community Ban Corporation, and its wholly owned subsidiary BOP. Shortly following the acquisition Community Ban Corporation was dissolved, and BOP became a wholly owned subsidiary of United Security Bancorporation. The acquisition was accounted for as a purchase transaction. Accordingly, the results of operations of BOP are included with the Company for periods subsequent to the date of acquisition. The acquisition increased assets by $64 million, intangible assets by $4.8 million, and deposits by $55 million as of December 31, 1997.

Five Branches. On July 18, 1997 USBN purchased five branches from a commercial bank. HSB purchased three branches located in Mabton, Naches, and Walla Walla, Washington. USB purchased two branches located in Davenport and Moses Lake, Washington. The acquisitions increased deposits by approximately $35 million, premises and equipment by $1.9 million, and intangible assets by $2.1 million.

USB and GNB have branches across the street from each other in Moses Lake, Washington. Also HSB and BOW have branches close to each other in downtown Walla Walla, Washington. USBN is planning to consolidate these branches to continue its superior customer service and to reduce noninterest expenses. The consolidation is subject to regulatory approval. Following the consolidation planned for second quarter 1999 there will be one GNB branch in Moses Lake, Washington and one BOW branch in downtown Walla Walla, Washington.

                        UNITED SECURITY BANCORPORATION


Provide Superior Customer Service. USBN attributes it success to its efforts to offer superior, personal service through professional bankers at all of its branches. USBN distinguishes itself in its markets by emphasizing a culture in which customers are the highest priority in all aspects. Ongoing employee training is focused on customer needs, responsiveness and courtesy to customers. USBN's marketing efforts and operating practices emphasize ties to the local communities it serves, and its commitment to providing the highest level of personalized service.

Lending Activities

USBN's loan portfolio consists primarily of commercial loans, agricultural loans, real estate mortgage loans, residential real estate and other construction loans, consumer installment loans and bank card loans. At December 31, 1998, USBN had total loans and leases outstanding of approximately $294 million, which equals 81.7% of the USBN's deposits and 72.4% of its assets.
$157 million of the loans were originated by USB; $75 million were originated by HSB, $39 million by BOP, and $23 million by GNB. Virtually all of the loans held by USBN were to borrowers within the Banks' principal market areas.

See loan category amounts for five years in Item 6, selected financial data.

Commercial Loans. Commercial loans primarily consist of loans to businesses for various purposes, including revolving lines of credit, equipment financing loans and letters of credit. These loans generally mature within five years, have adjustable rates and are secured by inventory, accounts receivable, equipment or real estate. USBN also classifies commercial construction loans as commercial loans.

Agricultural Loans. Agricultural loans primarily consist of farm loans to finance operating expenses. These loans generally mature within one year, have adjustable rates and are secured by farm real estate, equipment, crops or livestock. Since agricultural loans present certain risks not associated with other types of lending , the policy of the Banks has been to make such loans generally only to agricultural producers with diverse crops, thereby mitigating the risk of loss attributable to a crop failure or the deterioration of commodity prices. USBN has also reduced its loan exposure to timber-related borrowers in northeastern Washington in recent years, due to consolidation of the timber industry in the area generally and the gradual elimination of some timber-related businesses attributable to increased environmental concerns.

Mortgage Loans. Mortgage loans include various types of loans for which USBN holds real property as collateral. At December 31, 1998, loans included approximately $20.0 million of adjustable and fixed rate first mortgage loans secured by one to four family residential properties, approximately $4.6 of second mortgage loans secured by one to four family residential properties, approximately $9.9 million in loans secured by multifamily (five or more) residential properties. Mortgage loans typically mature in one to five years and require payments on amortization schedules ranging from one year to twenty years.

Construction Loans. Construction loans are made to individuals and contractors to construct primarily single-family principal residences. These loans have maturities of three months to six months. Interest rates are typically adjustable, although some fixed-rate loans are made. USBN's policy is to require that a permanent financing commitment be in place before a construction loan is made to an individual borrower.

Consumer and Other Loans. Consumer loans are primarily automobile and home equity loans. Consumer loans generally have maturities of five years or less, and fixed interest rates. Other loans consist of personal lines of credit and bank card advances. Personal lines of credit generally have maturities of one year or less, and fixed interest rates. Bankcard advances are generally due within 30 days and bear interest at rates that vary from time-to-time.

                        UNITED SECURITY BANCORPORATION


Interest Rates. The interest rates charged on loans vary with the degree of risk and amount of the loan, and are further subject to competitive pressures, money market rates, the availability of funds and government regulations. Approximately 39% of the loans in USBN's portfolio have interest rates that float with the lending Bank's reference rate, which is in turn based on various indices such as the rates of interest charged by money center banks.

Lending and Credit Management. USB, HSB, BOP, and GNB each follow loan policies, which have been approved by each Bank's board of directors and are overseen by USBN. The policies establish levels of loan commitment by loan type, and credit review and grading criteria, and other matters such as loan administration, loans to affiliates, costs, problem loans and loan loss reserves, and related items. Loans are typically reviewed and graded on a monthly basis.

All loan applications are processed at the Banks' branch lending offices. All loan applications are approved by designated officers in accordance with the respective guidelines and underwriting policies of the Banks. Credit limits generally vary according to the type of loan and the individual loan officer's experience. The maximum current loan limits available to any one individual vary from $25,000 per loan to $300,000 per loan. In addition, five individuals currently can combine their credit authority, to a maximum of $750,000 for USB, $500,000 for HSB, $500,000 for BOP, and $500,000 for GNB with respect to certain loans. Loans in excess of the above amounts require the approval of the board of directors of the lending Bank.

Under applicable federal and state law, permissible loans to one borrower by either of the Banks are also limited. As of December 31, 1998, the Banks, as a matter of policy, do not extend credit to any single borrower in excess of $2,500,000, $1,350,000, $900,000, and $500,000 for USB, HSB, BOP, and GNB,
respectively.

To accommodate borrowers whose financing needs exceed their lending limits, the Banks can sell loan participations to one another or to outside participants.
At December 31, 1998, 1997 and 1996, the outstanding balance of loan participations sold outside USBN were $18,349,000, $24,091,000, and $25,205,000, respectively.

Secondary Mortgage Sales. USB sells mortgage loans in the secondary market as a correspondent and a broker. USB offers a variety of products for refinance and purchases; and is approved to originate FHA and VA loans. The majority of loans originated in 1998 were fixed rate single family loans. Such loans were sold on a servicing released basis. USB does not retain mortgage-servicing responsibilities. In 1998, USB sold $33.3 million in mortgage loans, consisting of $32.8 million of fixed rate residential loans and $.5 million of adjustable rate residential loans.

                        UNITED SECURITY BANCORPORATION


Nonperforming Assets. The following table provides information for USBN's nonperforming assets.

                                                                                 Year ended December 31,
                     ($ in thousands)                            1998         1997        1996         1995         1994
Nonperforming loans:
     Nonaccrual loans                                           $1,481       $2,220         $472         $777         $775
     Accrual loans 90 days or more past due                        649          764          444          612          228
                                                                ------       ------       ------       ------       ------
          Total nonperforming loans                              2,130        2,984          916        1,389        1,003
Other real estate owned and other repossed assets                1,165          967          205          370          231
                                                                ------       ------       ------       ------       ------
          Total nonperforming assets                            $3,295       $3,951       $1,121       $1,759       $1,234
                                                                ======       ======       ======       ======       ======

Allowance for loan losses                                       $2,946       $2,865       $2,295       $1,594       $1,432
Ratio of total nonperforming assets to total assets              0.81%        1.03%        0.43%        0.82%        0.67%
Ratio of total nonperforming loans to total loans                0.73%        1.19%        0.47%        0.88%        0.74%
Ratio of allowance for loan losses to total
 nonperforming loans                                            138.3%        96.0%       250.6%       114.8%       142.8%

USBN's nonperforming loans consist of nonaccruing loans and accruing loans 90 days or more past due. Accruing loans 90 days or more past due remain on an accrual basis because they are adequately collateralized and in the process of collection. For nonaccrual loans no interest is taken into income unless received in cash or until such time as the borrower demonstrates an ability to resume payments of principal and interest. Interest previously accrued, but not collected is reversed and charged against income at the time a loan is placed in nonaccrual status.

Real estate properties acquired through, or in lieu of, loan foreclosure are to be sold and are initially recorded at fair value at the date of foreclosure establishing a new cost basis. After foreclosure, valuations are periodically performed by management and the real estate is carried at the lower of carrying amount or fair value less cost to sell. Real estate properties and other repossessed assets of USBN had a book value of $1,165,000 as of December 31, 1998, consisting primarily of commercial and chattel property.

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

The decline in real estate market values in many parts of the country and the significant losses experienced by many financial institutions in the late 1980's, have resulted in increased regulatory scrutiny of the loan portfolios of financial institutions such as USBN and the Banks, particularly with respect to commercial real estate and multi-family residential real estate loans. Management of USBN periodically reviews the status of loans that are contractually past due and the net realizable value of the collateral securing such loans, and establishes reserves through the provision of loan losses where ultimate collection of such loans is questionable. The provision for loan losses also reflects a general allocation of unanticipated losses based in part on the size of USBN's loan portfolio and management's assessment of economic conditions within USBN's service area. Management believes that the allowance for loan losses is adequate.

                        UNITED SECURITY BANCORPORATION


The following table sets forth information regarding changes in USBN's allowance for loan losses as follows:

                                                                         Years ended December 31,
                         ($ in thousands)                             1998          1997         1996          1995          1994
Balance of allowance for loan losses at beginning of period          $2,865        $2,295       $1,594        $1,432        $1,002
Charge-offs
     Commercial                                                         344           453          255           114           154
     Agricultural                                                                     112                                        1
     Real estate (mortgage and construction)                            157           272                                       14
     Consumer                                                           197           153           67            26             4
     Other                                                              102            22           61            52            28
                                                                ------------ ------------- ------------ ------------- -------------
          Total charge-offs                                             800         1,012          383           192           201

Recoveries
     Commercial, financial and agricultural                             167            86           59            14            44
     Consumer                                                            24             7            3             6             1
     Real estate (mortgage and construction)                             22            37                         17
     Other                                                               10                          1                           1
                                                                ------------ ------------- ------------ ------------- -------------
          Total recoveries                                              223           130           63            37            46

Net charge-offs                                                         577           882          320           155           155
Provision for loan losses                                               658           752        1,021           317           585
Allowance acquired through acquisition                                                700
                                                                ------------ ------------- ------------ ------------- -------------
Balance of allowance for loan losses at end of period                $2,946        $2,865       $2,295        $1,594        $1,432
                                                                ============ ============= ============ ============= =============

Ratio of net charge-offs to average loans                             0.21%         0.42%        0.18%         0.11%         0.13%
Average loans and leases outstanding during the period             $273,540      $212,416     $180,149      $145,951      $119,532


The following table sets forth the allowance for loan losses by loan category, based on management's assessment of the risk associated with such categories as of the dates indicated, and summarizes the percentage of gross loans in each category to total gross loans.

                                                               December 31,
                               1998            1997               1996               1995             1994
                            Amount of        Amount of          Amount of          Amount of        Amount of
      ($ in thousands)      Allowance   %    Allowance     %    Allowance     %    Allowance    %   Allowance    %


Commercial                   $1,680    57%     $1,461     51%     $1,239     54%       $829    52%      $716    50%
Agricultural                    412    14%        430     15%        321     14%        223    14%       201    14%
Real estate-mortgage            501    17%        602     21%        367     16%        287    18%       286    20%
Real estate-construction        147     5%         86      3%        138      6%        112     7%       100     7%
Consumer                        147     5%        172      6%        138      6%         96     6%        86     6%
Other                            59     2%        114      4%         92      4%         47     3%        43     3%
                            --------------   ----------------   ----------------   ---------------   --------------
     Total                   $2,946   100%     $2,865    100%     $2,295    100%     $1,594   100%    $1,432   100%
                            ==============   ================   ================   ===============   ==============

                        UNITED SECURITY BANCORPORATION


Investments

Management of the investment portfolio is consolidated into a single investment committee of USBN, which comprises USBN's President and Chief Executive Officer, Vice President and Chief Financial Officer, and the Presidents of USB, HSB, BOP and GNB. The investment committee of USBN is responsible for reviewing and approving the investment strategies and recommendations of each of the Banks, consistent with USBN's asset/liability and investment policy.

The following table sets forth the carrying value, by type, of the securities in USBN's portfolio at December 31, 1998, 1997 and 1996.

                                                                    December 31,
                ($ in thousands)                            1998        1997         1996
U.S. Treasury and other U.S. Government agencies           $44,557     $60,985      $11,390
States of the U.S. and political subdivisions                2,854       7,188        4,264
Other securities                                            14,303       5,410        4,841
                                                           -------     -------      -------
     Total securities                                      $61,714     $73,583      $20,495
                                                           =======     =======      =======



At December 31, 1998, the market value of USBN securities exceeded amortized cost by $138,000. As of December 31, 1997 and 1996, the amortized cost of USBN's investment portfolio exceeded its market value by $82,000 and $426,000, respectively. No portion of USBN's investment portfolio is invested in derivative securities (being securities whose value derives from the value of an underlying security or securities, or market index of underlying securities' values), and to USBN's knowledge, no portion of any mutual fund held in USBN's investment portfolio was invested in derivative securities.

                        UNITED SECURITY BANCORPORATION


The following table sets forth the carrying values, maturities and approximate average aggregate yields of securities in USBN's investment portfolio by type at December 31, 1998.

                           Type and Maturity
                            ($ in thousands)                        Yield      Amount
U.S. Treasury and other U.S. government agencies and corporations:
     1 year or less                                                            $20,809
     Over 1 through 5 years                                                     23,748
     Over 5 through 10 years
     Over 10 years
                                                                              ---------
          Total                                                      6.07%      44,557
                                                                              ---------

States and political subdivisions
     1 year or less                                                              1,333
     Over 1 through 5 years                                                      1,521
     Over 5 through 10 years
     Over 10 Years
                                                                              ---------
          Total                                                      7.39%       2,854
                                                                              ---------

Other securities:
     1 year or less                                                              4,935
     Over 1 through 5 years                                                      4,956
     Over 5 through 10 years
     Over 10 years                                                               4,412
                                                                              ---------
          Total                                                       6.37%     14,303
                                                                              ---------

Total investment securities:
     1 year or less                                                             27,077
     Over 1 through 5 years                                                     30,225
     Over 5 through 10 years
     Over 10 years                                                               4,412
                                                                              =========
          Total                                                       6.20%    $61,714
                                                                              =========

The yields for tax-exempt securities have been computed on a full tax equivalent basis using an assumed tax rate of 34%. Maturities are estimated using payment speeds as of December 31, 1998.

                        UNITED SECURITY BANCORPORATION


Deposits

USBN's primary source of funds has historically been customer deposits. The Banks strive to maintain a high percentage of noninterest-bearing deposits, which are low cost funds and result in higher interest margins. At December 31, 1998, 1997, and 1996, USBN's ratios of noninterest-bearing deposits to total deposits were 17.9%, 18.5%, and 16.8%, respectively.

USBN offers a variety of accounts designed to attract both short-term and long-term deposits from its customers. These accounts include negotiable order of withdrawal ("NOW") accounts, money market investment accounts, savings accounts, and certificates of deposit and other time deposits. Interest-bearing accounts earn interest at rates established by management of the Banks, based on competitive market factors and management's desire to increase or decrease certain types or maturities of deposits consistent with the Banks policies.
USBN traditionally has not sought brokered deposits and does not intend to do so in the future.

The following table sets forth the average balances for each major category of deposit and the weighted-average interest rate paid for deposits in 1998, 1997 and 1996.

                                                                             Year Ended December 31,
                                                           1998                       1997                       1996
                                                    Average     Interest       Average     Interest       Average     Interest
          ($ in thousands)                          Balance       Rate         Balance       Rate         Balance       Rate
Interest-bearing demand deposits                   $114,074       4.44%        $94,105        4.41%       $67,136        4.15%
Savings deposits                                     36,803       3.06%         24,024        3.60%        18,895        3.00%
Time deposits                                       129,383       5.24%         96,329        5.43%        87,419        5.88%
Noninterest-bearing demand deposits                  62,255                     43,841                     32,913
                                                   --------                   --------                   --------
     Total                                         $342,515                   $258,299                   $206,363
                                                   ========                   ========                   ========

The following table shows the amounts and maturities of certificates of deposit that had balances of more than $100,000 at December 31, 1998, 1997 and 1996.

                                                                                           December 31,
                      ($ in thousands)                                          1998           1997           1996
Certificates of Deposit over $100,000 with remaining maturity:

     Less than three months                                                    $10,651        $11,983        $12,203
     Three to six months                                                         7,411          5,927          3,885
     Over six months to one year                                                11,103         11,059          8,414
     Over one year                                                               2,391          2,372            604
                                                                               --------       --------       --------
          Total                                                                $31,556        $31,341        $25,106
                                                                               ========       ========       ========

Competition

While USBN encounters a great deal of competition in its lending activities, management believes there is less competition in USBN's specialty middle market and neighborhood bank niche than there was a few years ago. USBN believes that its competitive position has been strengthened by the consolidation in the banking industry, which has resulted in a focus on the larger accounts with less contact between the bank officers and their customers. USBN's strategy by contrast, is to remain a middle market lender, which maintains close long-term relationships with its customers.

                        UNITED SECURITY BANCORPORATION


USB competes for deposits and banking business in northeastern Washington from eleven locations in Chewelah, Colville, Davenport, Kettle Falls, Ione, Moses Lake, and Spokane. The Bank's market area encompasses Stevens, Ferry, Grant, Lincoln and Pend Oreille Counties, and the northern and eastern portions of Spokane County. USB competes against two commercial banks and one mutual savings bank in Stevens County, one commercial bank and one credit union in Ferry County, four commercial banks, one federal savings bank and several credit unions in Grant County, and five commercial banks and two credit unions in Lincoln County and two commercial banks and one credit union in Pend Oreille County. In Spokane County, USB competes against approximately seven commercial banks, two mutual savings banks, several credit unions and savings and loans.

HSB serves customers in southeastern and southcentral Washington from locations in Mabton, Naches, Sunnyside, Prosser, Yakima and Walla Walla. The Bank's market area encompasses Yakima and Walla Walla Counties and the western portion of Benton County. HSB competes against commercial banks, savings and loans, and credit unions in its market area.

BOP serves customers in the southeastern corner of the State of Washington and Latah County, Idaho. BOP is located in Whitman County with branches in Pullman, Colton, Palouse, and Uniontown. Competition within Pullman includes two commercial banks, one mutual savings bank, and a credit union. In Palouse, Washington BOP competes with one local bank. BOP transferred its charter to the State of Idaho in order to open a branch in Moscow, Idaho in 1997. Competition in Moscow, Idaho comes from four commercial banks, one savings bank and two credit unions.

GNB serves customers in the Central Eastern Washington in Grant County. GNB has branches located in Ephrata and Moses Lake, Washington. Its competition comes from four commercial banks, two savings banks and two credit unions.

Employees

As of December 31, 1998, USBN had 237 employees, of which 87 were employed by USB, 49 were employed by HSB, 45 were employed by BOP, 15 were employed by GNB, 17 were employed by USB Insurance, and 24 were employed by the Parent Company, United Security Bancorporation. None of USBN's employees are covered by a collective bargaining agreement. Management believes relations with USBN's employees are good. United Security Bancorporation is located at 9506 N. Newport Hwy., Spokane, WA 99218 and the telephone number is 509-467-6949.

Effect of Governmental Policy

One of the most significant factors affecting the Banks earnings is the difference between the interest rates paid by the Banks on its deposits and its other borrowings and the interest rates earned by the Banks on loans to its customers and securities owned by the Banks. The yields of its assets and the rates paid on its liabilities are sensitive to changes in prevailing interest rates. Thus, the earnings and growth of the Banks will be influenced by general economic conditions, the monetary and fiscal policies of the federal government, and the policies of regulatory agencies, particularly the Federal Reserve Board, which implements national monetary policy. An important function of the Federal Reserve System is to regulate the money supply and credit conditions in order to mitigate recessionary and inflationary pressures. Among the techniques used to implement these objectives are open market operations in United Sates government securities, changes in reserve requirements of banks, and in the cost of short-term borrowings. These techniques influence overall growth and distribution of credit, bank loans, investments and deposits, and may also affect interest rates charged on loans or paid on deposits. The nature and impact of future changes in monetary policies cannot be predicted.

                        UNITED SECURITY BANCORPORATION


From time to time, legislation has been enacted which has the effect of increasing the cost of doing business, limiting or expanding permissible activities, or affecting the competitive balance between bank and other financial institutions. Legislative proposals which could affect USBN and the banking business in general have been proposed and may be introduced before the United States Congress and other governmental bodies. These proposals may alter USBN's structure, regulation, disclosure and reporting requirements. In addition, various banking regulatory agencies frequently propose rules and regulations to implement and enforce existing legislation. It cannot be predicted whether or in what form any such legislation or regulations will be enacted or the extent to which the business of USBN would be affected thereby.

Supervision and Regulation

General. As a bank holding company, USBN is subject to regulation under Bank Holding Company Act of 1956, as amended (the "BHCA"), and its examination and reporting requirements. Under the BHCA, a bank holding company may not directly or indirectly acquire the ownership or control of more than 5% of the voting shares or substantially all of the assets of any company, including a bank or savings and loan association, without the prior approval of the Federal Reserve Board. In addition, bank holding companies are generally prohibited under the BHCA from engaging in nonbanking activities, subject to certain exceptions. The Economic Growth and Regulatory Paperwork Reduction Act of 1996 ("Economic Growth Act") amended the BHCA to eliminate the requirement that bank holding companies seek approval of the Board of Governors of the Federal Reserve ("FRB") before engaging de novo in permissible nonbanking activities if the holding company is well-capitalized and meets certain other specified criteria. A bank holding company meeting those specifications need only notify the FRB within 10 business days after beginning the activity. The Economic Growth Act also established an expedited procedure for well-capitalized bank holding companies meeting certain criteria to obtain FRB approval to acquire smaller companies that engage in permissible non-banking activities pre-approved by FRB order.

USBN is subject to supervision and examination by applicable federal and state banking agencies. The earnings of USBN's subsidiaries, and therefore the earnings of the Company, are affected by general economic conditions, management policies and the legislative and governmental actions of various regulatory authorities, including the Federal Reserve Board, the FDIC, the Division of Finance and various other state financial institution regulatory agencies. In addition, there are numerous governmental requirements and regulations that affect the activities of USBN.

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

Tie-In Arrangements. USBN cannot engage in certain tie-in arrangements relating to any extension of credit, sale or lease of property or furnishing of services. For example, with certain exceptions, USBN may not condition an extension of credit to a customer on either (1) a requirement that the customer obtain additional services provided by it or (2) an agreement by the customer to refrain from obtaining other services from a competitor. In April of 1997, the FRB adopted significant amendments to its anti-tying rules that: (1) removed FRB-imposed anti-tying restrictions on bank holding companies and their non-bank subsidiaries; (2) allowed banks greater flexibility to package products with their affiliates; and (3) established a safe harbor from the tying restrictions for certain foreign transactions. These amendments are designed to

                        UNITED SECURITY BANCORPORATION


enhance competition in banking and nonbanking products and allow banks and their affiliates to provide more efficient, lower cost service to their customers. However, the impact of the amendments on USBN is unclear at this time.

Payment of Dividends. USBN is a legal entity separate and distinct from the Banks. The principal source of USBN's revenues is dividends from the Banks. Various federal and state statutory provisions limit the amount of dividends the Banks can pay to USBN without regulatory approval. The approval of appropriate federal or state bank regulatory agencies is required for any dividend if the total of all dividends declared by the Banks in any calendar year would exceed the total of the institution's net profits, as defined by regulatory agencies, for such year combined with its retained net profits for the preceding two years. The payment of dividends by the Banks may also be affected by other factors, such as the maintenance of adequate capital.

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

FDIC Insurance Assessments. The subsidiary depository institutions of USBN are subject to FDIC deposit insurance assessments. The FDIC has adopted a risk-based premium schedule. Each financial institution is assigned to one of three capital groups--well capitalized, adequately capitalized or undercapitalized-- and further assigned to one of three subgroups within a capital group, on the basis of supervisory evaluations by the institution's primary federal and, if applicable, state supervisors, and on the basis of other information relevant to the institution's financial condition and the risk posed to the applicable insurance fund. The actual assessment rate applicable to a particular institution will, therefore, depend in part upon the risk assessment classification so assigned to the institution by the FDIC. See "--FIRREA and FDICIA."

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

                        UNITED SECURITY BANCORPORATION


Support of Subsidiary Banks. Under Federal Reserve Board policy, USBN is expected to act as a source of financial strength to the Banks and to commit resources to support the Banks in circumstances where it may not choose to do so absent such a policy. This support may be required at times when USBN may not find itself able to provide it. In addition, any capital loans by USBN to the Banks would also be subordinate in right of payment to deposits and certain other indebtedness of such subsidiary. Consistent with this policy regarding bank holding companies serving as a source of financial strength for their subsidiary banks, the Federal Reserve Board has stated that, as a matter of prudent banking, a bank holding company generally should not maintain a rate of cash dividends unless its net income available to common shareholders has been sufficient to fully fund the dividends and the prospective rate of earnings retention appears consistent with the bank holding company's capital needs, asset quality and overall financial condition.

FIRREA and FDICIA. FIRREA contains a cross-guarantee provision which could result in insured depository institutions owned by USBN being assessed for losses incurred by the FDIC in connection with assistance provided to, or the failure of, any other insured depository institution owned by USBN. Under FIRREA, failure to meet the capital guidelines could subject a banking institution to a variety of enforcement remedies available to federal regulatory authorities, including the termination of deposit insurance by the FDIC.

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

                        UNITED SECURITY BANCORPORATION


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

The Interstate Banking and Community Development Legislation. In September 1994, legislation was enacted that is expected to have a significant effect in restructuring the banking industry in the United States. The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 ("Riegle-Neal") facilitates the interstate expansion and consolidation of banking organizations by permitting (i) bank holding companies that are adequately capitalized and managed, one year after enactment of the legislation, to acquire banks located in states outside their home states regardless of whether such acquisitions are authorized under the law of the host state, (ii) the interstate merger of banks after June 1, 1997, subject to the right of individual states to "opt in" or to "opt out" of this authority before that date, (iii) banks to establish new branches on an interstate basis provided that such action is specifically authorized by the law of the host state, (iv) foreign banks to establish, with approval of the regulators in the United States, branches outside their home states to the same extent that national or state banks located in the home state would be authorized to do so, and (v) banks to receive deposits, renew time deposits, close loans, service loans and receive payments on loans and other obligations as agent for any bank or thrift affiliate, whether the affiliate is located in the same state or a different state. One effect of Riegle-Neal is to permit USBN to acquire banks located in any state and to permit bank holding companies located in any state to acquire banks and bank holding companies in Washington. Under recent banking agency regulations, banks are prohibited from using their interstate branches primarily for deposit production. The FDIC and other banking agencies have accordingly implemented a loan-to-deposit ratio screen to ensure compliance with this prohibition. Overall, Riegle-Neal is likely to have the effects of increasing competition and promoting geographic diversification in the banking industry.

Securities Registration and Reporting. The common stock of USBN is registered as a class with the SEC under the 1934 Act and thus is subject to the periodic reporting and proxy solicitation requirements and the insider-trading restrictions of that Act. The periodic reports, proxy statements, and other information filed by USBN under that Act can be inspected and copied at or obtained from the office of the SEC in Washington, D.C. In addition, the securities issued by USBN are subject to the registration requirements of the 1933 Act and applicable state securities laws unless exemptions are available.

                        UNITED SECURITY BANCORPORATION


Item 2.  Properties.

At December 31, 1998, USBN owned or leased facilities in twenty-six locations in eastern Washington and one location in Moscow, Idaho. A description of the property is as follows:

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

USB leased its downtown Spokane facility in 1995 located at 222 N. Wall.  The
square footage is approximately 8,700 square feet.    The lease agreement
expires in 2005.  The facility is leased from a Company partially owned by a
Director of USBN.   Additional administrative space of 1,850 square feet is also leased with an expiration date of 2000.

USBN owns the USB Colville branch located at 621 South Main and leases it to USB and USB Insurance. The building has approximately 7,700 square feet including 3,100 square feet leased to USB Insurance. The building was renovated in 1991.

USBN owns the USB Kettle Falls branch located at Juniper and Highway 395 and leases this facility to USB for a branch and USB Insurance, square footage of approximately 4,200 and 475, respectively. The building was purchased in 1982.

USBN owns the USB Northpointe branch located at North 9506 Newport Highway and leases it to USB for a branch, square footage of approximately 10,000. The remainder of the space or about 1,400 square feet is used by USBN as its headquarters. The building was renovated in 1993. This is also the headquarters location for USB. The mainframe computer location is at this site for USBN.

USBN owns the USB Spokane Valley branch located at 14306 E. Sprague and leases it to USB for a branch, a doctor, a securities brokerage firm, and a pharmaceutical. Square footage is about 7,000 square feet with about 4,000 square feet used for banking services.

In 1997 USB purchased its branch located in Davenport at 639 Morgan St. The building has approximately 1,350 square feet.

In 1997 USB purchased its branch located in Moses Lake at 101 E. 4th Ave. The building has approximately 3,100 square feet. USB is in the process of combining this branch into the GNB branch located across the street.

In 1997 USBN constructed the USB branch located in Liberty Lake at 1221 N. Liberty Lake Road. The building has approximately 1,900 square feet. The land is leased through June 2017.

In 1997 USBN constructed the USB branch located in Qualchan at 4233 S. Cheney Spokane Road. The building has approximately 1,900 square feet. The land is leased through June 2017.

                        UNITED SECURITY BANCORPORATION


USBN owns the HSB branch located in Sunnyside at 322 S. 6th Street. The building was originally purchased in 1992 and has approximately 5,120 square feet. This is the headquarters location for HSB.

USBN owns the HSB branch located in Prosser at 1115 Meade Avenue. The building was originally purchased in 1989 and has approximately 3,700 square feet.

USBN owns the HSB branch located in Yakima located at 315 N. 2nd Street. The building has approximately 10,000 square feet. HSB subleases approximately 2,300 square feet of space to a law firm.

In 1997 HSB purchased its branch located in Mabton at 408 B Street. The building has approximately 2,400 square feet.

In 1997 HSB purchased its branch located in Naches at 619 2nd St. The building has approximately 3,400 square feet.

In 1997 HSB purchased its branch located in Walla Walla at 33 E. Main St. The building has approximately 6,000 square feet. The building was sold in 1998 with a short-term leaseback agreement. HSB is in the process of combining this branch into the BOW downtown Walla Walla branch.

In 1998 HSB opened a second Yakima branch at 4802 Tieton Drive. The building is owned by HSB and has approximately 2,600 square feet.

BOP was acquired by USBN in 1997. Its main office located at 300 E. Main Street in Pullman is a leased facility with approximately 6,100 square feet. The building was built in 1900 and renovated in 1980. This is a leased facility.

BOP has a second Pullman location at 1020 N. Grand. It has approximately 400 square feet of building space. The building was built in 1961. This is a leased facility.

In 1998 BOP opened a branch in Pullman located at 1300 South Grand. It has 600 square feet.

BOP has a leased branch in Moscow, Idaho at 505 S. Jackson, which was opened in 1997. The building area is approximately 1,440 square feet. Plans are in process to move this branch allowing more customer service space.

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

GNB has two facilities. Its main branch and administrative offices is located at 261 Basin SW in Ephrata, Washington. It has approximately 6,000 square feet. It was built in 1989 and is leased from an association comprised of 7 of GNB's Directors. The other branch is located at 322 S. Division Street, Moses Lake, Washington. It was built by GNB in 1996 and has approximately 2,400 square feet.

                        UNITED SECURITY BANCORPORATION


Item 3.  Legal Proceedings.

Periodically and in the ordinary course of business, various claims and lawsuits are brought against USBN or the Banks, such as claims to enforce lines, condemnation proceedings on properties in which the Banks hold security interests, claims involving the making and servicing of real property loans and other issues incident to the business of USBN and the Banks. In the opinion of management, the ultimate liability, if any, resulting from such claims or lawsuits will not have a material adverse effect on the financial position or results of operations of USBN.

Item 4.  Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of USBN's shareholders during the fourth quarter of 1998.

                                    PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

Market Information. Effective in May 1995 the Common Stock was approved for quotation on the Nasdaq National Market System (NASDAQ) under the symbol "USBN". The following table sets out the high and low bid prices per share for the Common Stock for 1998 and 1997 as reported by NASDAQ.


                                 1998                    1997

                            High        Low         High        Low

First Quarter             $ 20.85     $ 15.60     $ 12.60     $ 10.52
Second Quarter            $ 20.91     $ 18.18     $ 11.98     $ 10.54
Third Quarter             $ 19.66     $ 14.55     $ 15.40     $ 11.47
Fourth Quarter            $ 16.82     $ 12.73     $ 17.35     $ 14.67


Per share amounts have been adjusted giving retroactive effect to stock split-ups and stock dividends.

Holders. The number of holders of common stock of record on February 26, 1999 was approximately 1,700.

Dividends. USBN has declared and paid the following dividends subsequent to January 1, 1996: On February 5, 1996 and February 25, 1997 the Company issued 10% stock split-ups. On February 10, 1998 and February 26, 1999, USBN paid 10% stock dividends. GNB paid cash dividends of $57,000 and $49,000 in 1998 and 1997, respectively.

USBN adopted a dividend policy, which is periodically reviewed and revised by the Board of Directors. USBN expects that future dividends, if declared, will be paid in the form of stock dividends.

Payment of dividends, including stock dividends, is subject to regulatory limitations. Under federal banking law, the payment of dividends by USBN and the Banks is subject to capital adequacy requirements established by the Federal Reserve Board and the FDIC. Under Washington general corporate law as it applies to USBN, no cash dividend may be declared or paid, if, after giving effect to the dividend, USBN is insolvent or the liabilities exceed the assets. Payment of dividends, including stock dividends, on the Common Stock is also affected by statutory limitations, which restrict the ability of the Banks to pay upstream dividends to USBN. Under Washington banking law as it applies to the Banks, no dividend may be declared or paid in an amount greater than net profits then available, and after a portion of such net profits have been added to the surplus funds of the Banks.

                        UNITED SECURITY BANCORPORATION


Item 6.  Selected Financial Data.

The following table sets forth certain selected consolidated financial data of USBN at and for the years ended December 31:

($ in thousands, except per share amounts)            1998         1997         1996         1995         1994
Net interest income                                $21,016      $16,564      $14,114      $11,347       $9,129
Provision for loan losses                              658          752        1,021          317          585
Noninterest income                                   3,987        3,958        3,206        3,970        2,398
Noninterest expense                                 16,360       12,014       11,189        9,433        7,557
Income before income tax expense                     7,985        7,756        5,110        5,567        3,385
Income tax expense                                   2,621        2,464        1,656        1,489        1,143
Net income                                           5,364        5,292        3,454        4,078        2,242
Basic earnings per common share                      $1.08        $1.06        $0.70        $0.95        $0.78
Diluted earnings per common share                    $1.06        $1.05        $0.69        $0.95        $0.78
Return on average assets                             1.37%        1.77%        1.43%        2.03%        1.35%
Return on average equity                            13.64%       15.83%       11.86%       18.67%       17.74%
Assets                                            $405,041     $384,269     $259,744     $214,563     $185,524
Securities                                          61,714       73,583       20,495       27,527       29,263
Loans:
  Commercial and industrial                        166,262      126,835      100,709       76,885       64,111
  Agricultural                                      40,903       37,356       28,774       23,761       21,087
  Real estate mortgage                              50,626       53,795       38,108       29,972       28,441
  Real estate construction                          13,906        8,440        9,954       11,677        9,739
  Installment                                       14,383       14,926       12,408       11,318        9,943
  Lease financing                                    3,546        5,209        3,038        1,336
  Bank cards and other loans                         4,256        4,762        3,618        3,207        3,310
     Total loans                                   293,882      251,323      196,609      158,156      136,631
Allowance for loan loss to loans percentage          1.01%        1.14%        1.17%        1.01%        1.05%
Deposits                                           358,810      337,804      222,998      183,941      164,680
Borrowings                                             712        6,989        3,242          767        5,145
Stockholders' equity                                42,201       36,485       31,012       27,568       14,494
Equity to assets ratio                              10.42%        9.49%       11.94%       12.85%        7.81%
Book value per common share                          $8.43        $7.34        $6.24        $5.57        $4.68
Number of common shares outstanding              5,004,322    4,972,885    4,970,465    4,949,542    3,097,456
Basic weighted average shares outstanding        4,982,221    4,971,990    4,961,925    4,300,485    2,874,825

See Results of Operations for a description of the nonrecurring items in 1998, 1997 and 1996. In addition 1995 net earnings were improved $780,000 or $.16 basic earnings per share by net life insurance proceeds from the death of a key employee.

                        UNITED SECURITY BANCORPORATION


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

USBN's net income is derived primarily from net interest income of the Banks, which is the difference between interest earned on their loan and investment portfolios and their cost of funds, primarily interest paid on deposits and borrowings. For the years ended December 31, 1998, 1997, and 1996, USBN's average net interest margins were 6.0%, 6.1%, and 6.4%, respectively. Prior reported amounts have been restated to reflect the acquisition of GNB using the pooling of interests accounting method.

Net income is also affected by levels of provisions for loan losses, noninterest income (primarily service charges on deposits, insurance commissions, and other operating income) and noninterest expenses (primarily salaries and benefits, occupancy expense, data processing cost, legal and professional services expense, business and occupation tax, and other operating expenses). For the three years ended December 31, 1998, 1997, and 1996, the provision for loan losses was $658,000, $752,000, and $1,021,000, respectively. Net charge-offs during the year ended December 31, 1998 were $577,000 as compared to $882,000 and $320,000 during 1997 and 1996, respectively. For the three years ended December 31, 1998, 1997, and 1996 noninterest income as a percentage of personnel expenses was 42%, 55%, and 49%, respectively.

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

                                                                   Year Ended December 31,
                                        1998                                1997                               1996
                            Average                            Average                            Average
   ($ in thousands)         Balance   Interest       %         Balance    Interest       %        Balance     Interest       %
        Assets
Loans                      $273,540    $30,079     11.00%     $212,416     $23,571     11.10%     $180,494     $20,545     11.38%
Taxable securities           57,051      3,477      6.09%       31,630       2,106      6.66%       19,251       1,255      6.52%
Nontaxable securities         5,183        383      7.39%        6,304         402      6.38%        3,955         299      7.56%
Federal funds sold            7,390        388      5.25%       11,323         623      5.50%        7,460         402      5.39%
Time deposits with other
 banks                       10,462        537      5.13%       11,960         651      5.44%        9,361         486      5.19%
                           --------    -------     ------     --------      ------     ------      -------     -------     ------
  Total interest earning
   assets                   353,626    $34,864      9.86%      273,633     $27,353     10.00%      220,521     $22,987     10.42%
                                       =======     ======                  =======     ======                  =======     ======
Noninterest earning
 assets                      38,392                             26,068                              21,025
                           --------                           --------                             -------
  Total assets             $392,018                           $299,701                            $241,546
                           ========                           ========                            ========

      Liabilities
Interest-bearing demand
 deposits                  $114,074     $5,066      4.44%      $94,105      $4,153      4.41%      $67,136      $2,789      4.15%
Savings deposits             36,803      1,127      3.06%       24,024         865      3.60%       18,895         567      3.00%
Time deposits               129,383      6,780      5.24%       96,329       5,234      5.43%       87,419       5,138      5.88%
                           --------    -------     ------     --------      ------     ------      -------     -------     ------
  Total interest-bearing
   deposits                 280,260     12,973      4.63%      214,458      10,252      4.78%      173,450       8,494      4.90%
Short-term debt               1,255         69      5.50%                                              105           5      4.76%
Long-term debt                5,361        676     12.61%        4,796         432      9.01%        3,077         292      9.49%
                           --------    -------     ------     --------      ------     ------      -------     -------     ------
  Total interest-bearing
   liabilities              286,876    $13,718      4.78%      219,254     $10,684      4.87%      176,632      $8,791      4.98%
                                       =======      =====                  =======      =====                  =======     ======
Noninterest bearing
 demand deposits             62,255                             43,841                              32,913
Other noninterest bearing
 liabilities                  3,557                              3,171                               2,870
                           --------                           --------                             -------
  Total liabilities         352,688                            266,266                             212,415


  Stockholders' Equity       39,330                             33,435                              29,131
                           --------                           --------                             -------
  Total liabilities and
   stockholders equity     $392,018                           $299,701                            $241,546
                           ========                           ========                            ========
Net interest income                    $21,146      5.08%                   $16,669     5.12%                  $14,196      5.45%
                                       =======      =====                  =======      =====                  =======     ======
Net interest margin to
 average earning assets                             5.98%                               6.09%                               6.44%
                                                    =====                               =====                              ======

Nonaccrual loans are included with loan balances. In the above table tax-exempt securities income has been presented using a tax equivalent basis and an assumed tax rate of 34%.

                        UNITED SECURITY BANCORPORATION

The following table illustrates the changes in USBN's net interest income due to changes in volumes and interest rates.

                                                            1998 vs 1997                     1997 vs 1996
                                                    ----------------------------     ----------------------------
                                                    Increase (decrease) in net interest income due to changes in
                                                    -------------------------------------------------------------
              ($ in thousands)                      Volume      Rate       Total     Volume      Rate      Total
                                                    ------     -----      ------     ------     -----     -------
INTEREST EARNING ASSETS
Loans                                               $6,783     ($275)     $6,508     $3,634     ($573)     $3,061
Securities                                           1,539      (212)      1,327        934       (22)        912
Federal funds sold                                    (216)      (19)       (235)       208        13         221
Interest-bearing deposits in other banks               (82)      (32)       (114)       135        28         163
                                                    ------     -----      ------     ------     -----     -------
     Total interest earning assets                   8,024      (538)      7,486      4,911      (554)      4,357
                                                    ------     -----      ------     ------     -----     -------
INTEREST BEARING LIABILITIES
Interest-bearing demand deposits                       881        32         913      1,120       244       1,364
Savings deposits                                       460      (198)        262        154       144         298
Time deposits                                        1,796      (250)      1,546        524      (428)         96
                                                    ------     -----      ------     ------     -----     -------
     Total interest bearing deposits                 3,137      (416)      2,721      1,798       (40)      1,758
                                                    ------     -----      ------     ------     -----     -------
Short-term debt                                                   69          69         (5)                   (5)
Long-term debt                                          51       193         244        163       (23)        140
                                                    ------     -----      ------     ------     -----     -------
     Total interest bearing liabilities              3,188      (154)      3,034      1,956       (63)      1,893
                                                    ------     -----      ------     ------     -----     -------
Total increase (decrease) in net interest income    $4,836     ($384)     $4,452     $2,955     ($491)     $2,464
                                                    ======     =====      ======     ======     =====     =======

The change in interest income and interest expense due to changes in both volume and rate, which cannot be segregated, has been allocated proportionately to the change due to volume and the change due to rate.

The following table presents the aggregate maturities of loans in each major category of the USBNs' loan portfolio at December 31, 1998. Actual maturities may differ from the contractual maturities shown below as a result of renewals and prepayments.

                                                  Aggregate maturities at December 31, 1998
                                            ----------------------------------------------------
                                            Less than       One to       Over five
          ($ in thousands)                   one year     five years       years         Total
                                            ---------     ----------     ---------      --------
Commercial, financial and agricultural        $46,948       $41,995      $118,222       $207,165
Real estate-mortgage                           23,100        16,401        11,125         50,626
Real estate-construction                       13,022           874            10         13,906
Consumer                                        2,871         9,691         1,821         14,383
Other                                           4,258         3,544                        7,802
                                              -------       -------      --------       --------
     Total                                    $90,199       $72,505      $131,178       $293,882
                                              =======       =======      ========       ========

                        UNITED SECURITY BANCORPORATION

Results of Operations

Years Ended December 31, 1998, 1997 and 1996

General.  USBN's net income was $5,364,000 in 1998, $5,292,000 in 1997, and
$3,453,000 in 1996. Basic earnings per share were $1.08, $1.06, and $.70 for 1998, 1997, and 1996, respectively. There were several nonrecurring items in 1998, which impacted the quarterly results, but the overall net impact for the year was minimal.

In 1997, USBN recovered from its insurance provider $796,000 for a theft by a former employee of its bank subsidiary, Home Security Bank. After income taxes the recovery improved 1997 net income by $525,000 or $.11 per share. In 1996, USBN detected and recorded an estimated operational loss of $860,000 for the theft. This reduced after tax net income by $568,000 or $.11 per share.
Without the impact of the theft recovery and loss net income would have been $5,364,000, $4,767,000 and $4,022,000 for 1998, 1997 and 1996, respectively.
Basic earnings per share would have been $1.08, $.95 and $.81 for 1998, 1997 and 1996, respectively.

USBN completed its merger with Grant National Bank (GNB) effective July 20, 1998, and issued 468,270 common shares in exchange for all of the outstanding shares of GNB. As of July 20, 1998 GNB had approximately $32 million in assets, $29 million in deposits, $22 million in loans, and $3.4 million in total equity. The pooling-of-interests accounting method is being used for the transaction, which includes restating prior reported amounts to reflect the acquisition of GNB.

USBN completed an acquisition of the Bank of Pullman (BOP) in October 1997 for $11,955,000. The acquisition was accounted for as a purchase transaction. Accordingly, the results of operations of BOP increased net income of USBN subsequent to the date of acquisition. The acquisition increased assets by $64 million, intangible assets by $4.8 million, and deposits by $55 million as of December 31, 1997.

In July, 1997 USBN purchased five branches from Wells Fargo Bank. USB purchased two branches located in Davenport and Moses Lake, Washington. HSB purchased three branches located in Mabton, Naches, and Walla Walla, Washington. The acquisition increased deposits by approximately $35 million, premises and equipment by $1.9 million, and intangible assets by $2.1 million.

Return on average assets was 1.37%, 1.77%, and 1.43% for 1998, 1997, and 1996, respectively. Return on average equity was 13.64%, 15.83%, and 11.86% for 1998, 1997, and 1996, respectively. Without the nonrecurring items described above, return on assets would have been 1.37%, 1.59%, and 1.67% for 1998, 1997, and 1996, respectively. Return on equity would have been 13.64%, 14.26%, and 13.81% for 1998, 1997, and 1996, respectively.

Net Interest Income. Net interest income increased 27% to $21,016,000 in 1998 compared to 1997. The increase in 1997 was 17% to $16,564,000 over 1996 results. The net interest income improvements were primarily the result of loan volume increases in 1998 and 1997. USBN's net interest margin to average earning assets was 5.98%, 6.09%, and 6.44% in 1998, 1997, and 1996, respectively. Consistent with the decline in market interest rates the yield on earning assets dropped by .14% in 1998 while the decline on interest-bearing liabilities was .09%. The yield on loans declined to 11.00% in 1998 from 11.10% in 1997 from 11.38% in 1996. USBN's cost of funds declined to 4.78% in 1998 from 5.87% in 1997 from 4.98% in 1996.

                        UNITED SECURITY BANCORPORATION

Noninterest Income. Noninterest income, which consists of fees and service charges, insurance commissions, securities gains and losses, and other income, increased to $3,987,000 in 1998 from $3,958,000 in 1997 and from $3,206,000 in
1996. Insurance proceeds of $796,000 were included in 1997 noninterest income for the recovery of an employee theft described above. Without this nonrecurring income noninterest income would have been $3,987,000, $3,162,000 and $3,206,000 for 1998, 1997 and 1996, respectively. Fees and service charges for banking services increased by 16% in 1998. The customer deposit base growth income was offset by declines in insurance commissions. Gains on the sale of securities were recorded as USBN reduced its securities portfolio to provide liquidity for its loan growth. Other income increased in 1998 when USBN sold commercial property and had a gain on the sale of merchant credit card relationships, which was offset by a loss on the sale of a branch building.

Noninterest Expense. Noninterest expense increased by 36% in 1998 to $16,360,000 and 7% in 1997 to $12,014,000. An increase in noninterest expense was due to normal growth and acquisition expenses related to the acquisition of GNB in 1998 and BOW in 1999. USBN purchased five branches in the middle of 1997 and BOP in fourth quarter 1997, while 1998 expenses include the 1997 acquisitions for the full year. The operational theft loss of $860,000 described above was reported in 1996.

Subsequent Event.  Effective February 1, 1999 USBN merged with Bank of the West
(BOW), Walla Walla, Washington per a definitive agreement announced on November 10, 1998. BOW has become the fifth Banking subsidiary of USBN and will continue to operate under its current name and management and in its current locations. The pooling-of-interests accounting method is being used for the transaction. Approximately 1.7 million shares of USBN common stock is expected to be issued to complete this transaction. Based on the December 31, 1998 Call Report BOW will add approximately $108 million in assets, $70 million in loans, $94 million in deposits, and $12 million in stockholders' equity.

                        UNITED SECURITY BANCORPORATION

Year 2000

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

USBN's State of Readiness. USBN is reviewing its automated systems and business processes to identify and correct any date-related problems that may arise with the change of the century at December 31, 1999. In September 1998, USBN and the provider of USBN's mainframe computer applications completed an installation and upgrade of the mainframe operating systems to comply with changes for the Year 2000. Testing of the new software will continue through September 30, 1999. USBN also continues to review its PC hardware and software and its major automated systems suppliers for Year 2000 compliance. A small number of PCs and PC systems required upgrades, which has been completed.

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

The Banks are incorporating Year 2000 issues into their standards of creditworthiness for new and renewed loans and are reviewing significant existing borrowers for Year 2000 risk. Review in this area will continue through 1999. No significant risks have been identified.

Estimated Cost. The cost of complying with the Year 2000 issues is estimated to be $175,000 including staff time expenses. About $125,000 of this amount has already been incurred.

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

                        UNITED SECURITY BANCORPORATION

Liquidity and Capital Resources

Management believes that USBN's cash flow will be sufficient to support its existing operations for the foreseeable future. If USBN needs additional liquidity, it would be required to borrow or issue additional capital stock. USBN's ability to incur indebtedness is limited by government regulations and its ability to service borrowings is dependent upon the availability of dividends from the Banks and nonbank subsidiaries. The payment of dividends by the Banks is subject to limitations imposed by law and governmental regulations.

The Banks may borrow on a short-term basis to compensate for reductions in other sources of funds. Bank borrowings may also be used on a longer-term basis to support expanded lending activities and to match the maturity of repricing intervals of assets. At December 31, 1998 USBN had approximately $55 million of unused lines of credit available for liquidity purposes.

USBN's total stockholders' equity increased to $42,201,000 at December 31, 1998, from $36,485,000 at December 31, 1997 and $31,012,000 at December 31, 1996. At
December 31, 1998, stockholders' equity was 10.42% of total assets, compared to 9.49% at December 31, 1997. At December 31, 1998, USBN held cash and cash-equivalent assets of $27.7 million. At December 31, 1998, virtually all of USBN's securities ($61 million) were available-for-sale.

The capital levels of USBN and each of the Banks currently exceeded applicable regulatory capital guidelines at December 31, 1998.

Effects of Inflation and Changing Prices. The primary impact of inflation on USBN's operations is increased asset yields, deposit costs and operating overhead. Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates generally have a more significant impact on a financial institution's performance than the effects of general levels of inflation. Although interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services, increases in inflation generally have resulted in increased interest rates. The effects of inflation can magnify the growth of assets, and if significant, would require that equity capital increase at a faster rate than would otherwise be necessary.

New Accounting Pronouncements. The Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This Statement establishes accounting and reporting standards for derivative financial instruments and for hedging activities. Upon adoption of the Statement, all derivatives must be recognized at fair value as with assets or liabilities in the statement of financial position. Changes in the fair value of the derivatives not designated as hedging instruments are to be recognized currently in earnings or are to be recognized as a component of other comprehensive income, depending on the intended use of the derivatives and the resulting designations. Upon adoption, retroactive application of this Statement to financial statements in prior periods is not permitted. The standard becomes effective January 1, 2000 for USBN, and is not anticipated to have a material effect on its financial position or results of operation. USBN does not use interest rate risk management products such as interest rate swaps, hedges, or derivatives, nor does management intend to use such products in the future.

The Financial Accounting Standards Board also issued SFAS No. 134, "Accounting for Mortgage-Backed Securities Retained After Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise" in October of 1998. The Statement establishes accounting and reporting standards for certain activities of mortgage banking enterprises. SFAS No. 134 becomes effective for fiscal quarters beginning after December 15, 1998. Management believes that adoption of this standard will not have a material impact on its reported financial condition or results of operation.

UNITED SECURITY BANCORPORATION

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

Market Risk

Management considers interest rate risk to be a market risk that could have a significant effect on the financial condition and results of operations of USBN. USBN does not use derivatives including forward and futures contracts, options, and swaps to manage its market and interest rate risks. All of USBN's transactions are denominated in U.S. dollars. Approximately 39% of USBN's loan portfolio have interest rates, which float with the lending Bank's reference interest rate. Fixed rate loans are generally made with a term of five years or less. General economic conditions, regulatory policy and competition in the marketplace affect interest income and cost of funds. The Banks' operating strategies focus on asset/liability management. The purpose of asset/liability management ("ALM") is to provide stable net interest income growth by protecting the Banks and USBN's earnings from undue interest rate risk. Each of the Banks follows an ALM policy for controlling exposure to interest rate risk. The ALM policy is established by a committee in each Bank and is reviewed, approved and administered by the asset/liability committee of USBN. The ALM policy is also designed to maintain an appropriate balance between rate-sensitive assets and liabilities in order to maximize interest rate spreads. The Banks monitor the sensitivity of their assets and liabilities with respect to changes in interest rates and maturities, and direct the allocation of their funds accordingly. The strategy of each Bank has been to maintain, to the extent possible, a balanced position between assets and liabilities, and to place emphasis on the sensitivity of its assets.

The following table presents estimated maturity or pricing information indicating USBN's exposure to interest rate changes as of December 31, 1998.
The expected maturities take into consideration historical and estimated principal prepayments for loans and securities. Principal prepayments are the amounts of principal reduction in addition to contractual amortization. Fixed-rate and variable-rate loans are expected to have payment rates of 35%, 25%, 15%, 15%, and 10% for the following five years, respectively. Securities principal payments are based on payment speeds as of December 31, 1998. The expected maturities for financial liabilities with no stated maturity reflect historical and estimated future roll-off rates. The anticipated annual roll-off rates for noninterest bearing deposits, interest-bearing demand deposits and savings deposits is 15%. The interest rates disclosed are based on rates from 1998 results. Fair values are based on the calculations used in accordance with generally accepted accounting principles as disclosed in the financial statements.

                        UNITED SECURITY BANCORPORATION

  Year ended December 31, 1998                                   Expected maturity
                                         --------------------------------------------------------------               Fair
       ($ in thousands)                    1999       2000      2001       2002      2003    Thereafter     Total     Value
                                         -------    ------    ------     ------    ------    ----------   -------    -------
Financial Assets
Cash and due from banks                  $18,286                                                          $18,286    $18,286
Time deposits with other banks             8,901                                                            8,901      8,901
  Weighted average interest rate                                                                            5.13%
Federal funds sold                           485                                                              485        485
  Weighted average interest rate                                                                            5.25%
Securities                                27,077     10,132    11,478      5,048     3,567     4,412       61,714     61,741
  Weighted average interest rate                                                                            6.20%
Fixed rate loans                          61,184     43,703    26,222     26,222    17,481                174,811    175,789
  Weighted average interest rate                                                                           11.04%
Variable rate loans                       40,375     28,839    17,304     17,304    11,536                115,357    115,357
  Weighted average interest rate                                                                           10.92%

Financial Liabilities
Noninterest bearing deposits               9,650      9,650     9,650      9,650     9,650    16,083       64,333     64,333
Interest-bearing demand deposits          19,943     19,943    19,943     19,943    19,943    33,236      132,951    132,951
  Weighted average interest rate                                                                            4.44%
Savings deposits                           5,572      5,572     5,572      5,572     5,572     9,284       37,144     37,144
  Weighted average interest rate                                                                            3.06%
Time deposits                            114,030      8,349     1,458        331       163        51      124,382    124,662
  Weighted average interest rate                                                                            5.24%
Net of financial assets and liabilities    7,113     39,160    18,380     13,077    (2,744)  (54,242)
Cumulative net amount                      7,113     46,273    64,653     77,730    74,986    20,744
Percentage of total assets                 1.76%     11.42%    15.96%     19.19%    18.51%     5.12%

The above table presents information about USBN's interest sensitivity; it does not predict future earnings. USBN uses budgeting and earnings projections to forecast earnings under different interest rate projections. It requires assumptions about the projection of loan and securities prepayments, loan originations and liability funding sources, which may be inaccurate. Weighted average interest rates by expected maturity is not available.

Item 8.  Financial Statements and Supplementary Data.

The consolidated financial statements and supplementary data of USBN and its subsidiaries for the years ended December 31, 1998, 1997, and 1996, which have been audited except as indicated by Moss Adams LLP, are included as part of Item 14 of this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

In 1997 USBN selected Moss Adams LLP as its independent auditors. During the years ended December 31, 1998, 1997, and 1996, there were no disagreements with Moss Adams LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to the satisfaction of such firm, would have caused them to make reference to the subject matter of such disagreement in their reports on such financial statements. Effective January 1, 1999, the prior independent auditors, McFarland & Alton, P.S., who audited 1996 and earlier financial statements were merged into Moss Adams LLP.

                        UNITED SECURITY BANCORPORATION

                                   PART III

Item 10.  Directors and Executive Officers of the Registrant.

     The information requested by this item is contained in the registrant's 1999 proxy statement, and is incorporated by reference.

Item 11.  Executive Compensation.

     The information requested by this item is contained in the registrant's 1999 proxy statement, and is incorporated by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

     The information requested by this item is contained in the registrant's 1999 proxy statement, and is incorporated by reference.

Item 13.  Certain Relationships and Related Transactions.

     The information requested by this item is contained in the registrant's 1999 proxy statement, and is incorporated by reference.

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
     (a) (1)  Financial Statements
              Independent Auditor's Report on Consolidated Financial Statements Consolidated Statements of Condition
              Consolidated Statements of Income
              Consolidated Statements of Changes in Stockholders' Equity Consolidated Statements of Cash Flows
              Notes to Consolidated Financial Statements

     (a) (2)  There are no financial statement schedules filed herewith.

     (a) (3)  Exhibits

              21 Subsidiaries of Registrant. Reference is made to "Item 1. Business. United Security Bancorporation, The Banks, USB Insurance, USB Leasing, and USB Mortgage" for the required information.

              27  Financial Data Schedule.

     (b)  Reports on Form 8-K filed in fourth quarter 1998.

    Date           Item #                       Subject
November 10, 1998  Item 5.  United Security Bancorporation to Acquire Bank of
                            the West

     (c) All schedules are omitted as the required information is not applicable or the information is presented in the Consolidated Financial Statements or related notes.

                        UNITED SECURITY BANCORPORATION

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 23rd of March 1999.

                                        UNITED SECURITY BANCORPORATION

By: /s/ William C. Dashiell             By: /s/ Richard C. Emery
    -----------------------------           ------------------------------------
    William C. Dashiell, Chairman           Richard C. Emery, President,
    and Director                            Chief Executive Officer and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the 23rd of March 1999.

Principal Executive Officer:

By: /s/ Richard C. Emery                     President, Chief Executive Officer and Director
    ----------------------------
    Richard C. Emery

Principal Accounting Officer

By: /s/ Chad Galloway                        Vice President and Chief Financial Officer
    ----------------------------

Remaining Directors

By: /s/ David C. Blankenship                   By: /s/ Norm McKibben
    ------------------------------                 -----------------------------
    David C. Blankenship, Director                 Norm McKibben, Director

By: /s/ Wes Colley                             By: /s/ Buddy R. Sampson
    ------------------------------                 -----------------------------
    Wes Colley, Director                           Buddy R. Sampson, Director

By: /s/ Rand Elliott                           By: /s/ Keith P. Sattler
    ------------------------------                 -----------------------------
    Rand Elliott, Director                         Keith P. Sattler, Director

By: /s/ Dave Frame                             By: /s/ Dann Simpson
    ------------------------------                 -----------------------------
   Dave Frame, Director                            Dann Simpson, Director

By: /s/ Robert J. Gardner                      By: /s/ Don Swartz
    ------------------------------                 -----------------------------
    Robert J. Gardner, Director                    Don Swartz, Director

By: /s/ Robert L. Golob                        By: /s/ Ron Wachter
    ------------------------------                 -----------------------------
    Robert L. Golob, Director                      Ron Wachter, Director

                        UNITED SECURITY BANCORPORATION

Independent Auditor's Report

Board of Directors and Shareholders
United Security Bancorporation
Spokane, Washington

We have audited the accompanying consolidated statement of financial condition of United Security Bancorporation and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provided a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of United Security Bancorporation and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

Everett, Washington             /s/ Moss Adams LLP
January 28, 1999

                        UNITED SECURITY BANCORPORATION

                     CONSOLIDATED STATEMENTS OF CONDITION
                          DECEMBER 31, 1998 AND 1997
                               ($ In thousands)

                                                                               1998        1997
                                                                             --------   --------
                                      ASSETS
Cash and due from banks                                                       $18,286    $21,090
Overnight interest bearing deposits with other banks                            8,901     12,556
Federal funds sold                                                                485      5,210
                                                                             ---------  ---------
     Cash and cash equivalents                                                 27,672     38,856

Securities                                                                     61,714     73,583

Loans, net of allowance for loan losses of $2,946 in 1998 and
     $2,865 in 1997                                                           290,168    247,715

Accrued interest receivable                                                     3,354      3,189
Premises and equipment, net                                                     9,917      9,903
Foreclosed real estate and other foreclosed assets                              1,165        967
Life insurance and salary continuation assets                                   3,355      2,512
Intangible assets                                                               6,519      6,910
Other assets                                                                    1,177        634
                                                                             =========  =========
     TOTAL ASSETS                                                            $405,041   $384,269
                                                                             =========  =========

                                    LIABILITIES
Noninterest bearing - demand deposits                                         $64,333    $62,453
Interest bearing deposits:
     NOW and savings accounts                                                 170,095    156,968
     Time, $100,000 and over                                                   31,556     31,341
     Other time                                                                92,826     87,042
                                                                             ---------  ---------
     TOTAL DEPOSITS                                                           358,810    337,804

Notes payable                                                                              6,257
Capital lease obligations                                                         712        732
Accrued interest payable                                                        1,151        928
Other liabilities                                                               2,167      2,063
                                                                             ---------  ---------
     TOTAL LIABILITIES                                                        362,840    347,784

Commitments and contingencies

                               STOCKHOLDERS' EQUITY
Common stock, no par, shares authorized 15 million; issued and outstanding
     5,004,322 in 1998 and 4,972,885 in 1997                                   37,640     30,379
Retained earnings                                                               4,486      6,174
Accumulated other comprehensive income, net of tax                                 75        (68)
                                                                             ---------  ---------
     TOTAL STOCKHOLDERS' EQUITY                                                42,201     36,485
                                                                             =========  =========
     TOTAL LIABILITIES and STOCKHOLDERS' EQUITY                              $405,041   $384,269
                                                                             =========  =========

The accompanying notes are an integral part of these financial statements.

                        UNITED SECURITY BANCORPORATION


                                         CONSOLIDATED STATEMENTS OF INCOME
                                   YEARS ENDED DECEMBER 31, 1998, 1997 and 1996
                                    ($ In thousands, except per share amounts)

                                                                   1998             1997            1996
INTEREST INCOME
  Interest and fees on loans                                      $30,079          $23,571         $20,545
  Interest on securities                                            3,730            2,403           1,472
  Other interest income                                               925            1,274             888
                                                           ---------------  --------------- ---------------
TOTAL INTEREST INCOME                                              34,734           27,248          22,905
                                                           ---------------  --------------- ---------------

INTEREST EXPENSE
  Interest on deposits                                             12,973           10,252           8,494
  Interest on borrowings                                              745              432             297
                                                           ---------------  --------------- ---------------
TOTAL INTEREST EXPENSE                                             13,718           10,684           8,791
                                                           ---------------  --------------- ---------------

NET INTEREST INCOME                                                21,016           16,564          14,114
Provision for loan losses                                             658              752           1,021
                                                           ---------------  --------------- ---------------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                20,358           15,812          13,093
                                                           ---------------  --------------- ---------------

NONINTEREST INCOME
  Fees and service charges                                          1,737            1,503           1,272
  Insurance commissions                                             1,031            1,125           1,200
  Securities gains, net                                               134              (21)             53
  Insurance proceeds                                                                   796
  Other                                                             1,085              555             681
                                                           ---------------  --------------- ---------------
TOTAL NONINTEREST INCOME                                            3,987            3,958           3,206
                                                           ---------------  --------------- ---------------

NONINTEREST EXPENSE
  Salaries and employee benefits                                    9,386            7,145           6,584
  Occupancy expense, net                                            1,219              831             725
  Equipment expense                                                 1,229              899             803
  Operational loss                                                                                     860
  Legal expense                                                       411              303              73
  State business and occupation tax                                   445              363             311
  Intangible assets amortization                                      404              162              86
  Other                                                             3,266            2,311           1,747
                                                           ---------------  --------------- ---------------
TOTAL NONINTEREST EXPENSE                                          16,360           12,014          11,189
                                                           ---------------  --------------- ---------------

INCOME BEFORE INCOME TAX EXPENSE                                    7,985            7,756           5,110

FEDERAL INCOME TAX EXPENSE                                          2,621            2,464           1,656

                                                           ===============  =============== ===============
NET INCOME                                                         $5,364           $5,292          $3,454
                                                           ===============  =============== ===============

Basic earnings per common share                                     $1.08            $1.06           $0.70
Diluted earnings per common share                                   $1.06            $1.05           $0.69
Basic weighted average shares outstanding                       4,982,221        4,971,990       4,961,925
Diluted weighted average shares outstanding                     5,052,445        5,019,206       4,982,300

The accompanying notes are an integral part of these financial statements.

                        UNITED SECURITY BANCORPORATION

                          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                           YEARS ENDED DECEMBER 31, 1998, 1997, and 1996
                                         ($ in thousands)

                                                                                   Accumulated
                                                                                       Other
                                               Common Stock          Retained      Comprehensive                 Comprehensive
                                            Shares      Amount       Earnings      Income (Loss)     Total       Income (Loss)
Balances, January 1, 1996                  3,800,580    $22,833       $4,846              ($111)    $27,568

Common stock issued for options
  exercised                                   15,720        171                                          171
Net income                                                             3,454                           3,454           $ 3,454
Redemption of fractional shares                              (7)                                          (7)
Net change in unrealized loss on
  available-for-sale securities,
  net of taxes                                                                             (174)        (174)             (174)
10% stock split-up                           334,311
                                           -----------------------------------------------------------------           -------
Balances, December 31, 1996                4,150,611     22,997        8,300               (285)      31,012           $ 3,280
                                                                                                                       =======
Common stock issued for options
  exercised                                    2,000         20                                           20
Net income                                                             5,292                           5,292           $ 5,292
Redemption of fractional shares                              (7)                                          (7)
Net change in unrealized gain on
  available-for-sale securities,
  net of taxes                                                                              217          217               217
Grant National Bank cash dividend                                        (49)                            (49)
10% stock dividend                           368,434      7,369       (7,369)
                                           -----------------------------------------------------------------           -------
Balances, December 31, 1997                4,521,045     30,379        6,174                (68)      36,485           $ 5,509
                                                                                                                       =======
Common stock issued for options
  exercised                                   29,076        284                                          284
Net income                                                             5,364                           5,364           $ 5,364
Redemption of fractional shares                 (737)       (18)                                         (18)
Net change in unrealized gain on
  available-for-sale
  securities, net of taxes                                                                   143         143               143
                                                                         (57)                            (57)
10% stock dividend                           454,938      6,995       (6,995)
                                           -----------------------------------------------------------------           -------
Balances, December 31, 1998                5,004,322    $37,640       $4,486                 $75     $42,201           $ 5,507
                                           =================================================================           =======

The accompanying notes are an integral part of these financial statements.

                        UNITED SECURITY BANCORPORATION


                                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            YEARS ENDED DECEMBER 31, 1998, 1997 and 1996
                                                          ($ in thousands)

                                                                                         1998          1997          1996
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income                                                                            $5,364        $5,292        $3,454
  Adjustments to reconcile net income to net cash provided by operating activities:
    Provision for loan losses                                                              658           752         1,021
    Depreciation and amortization                                                          734           574           574
    Deferred income taxes                                                                  113           395           141
    Gain on sale of premises and equipment                                                (189)
    (Increase) decrease in assets:
      Accrued interest receivable                                                         (165)         (100)         (496)
      Life insurance and salary continuation assets                                       (843)         (201)            4
      Other assets                                                                        (152)          417            87
    Increase/(decrease) in liabilities:
      Accrued interest payable                                                             223           138            39
      Other liabilities                                                                     (9)         (555)          165
                                                                                    ----------- -------------  ------------
      NET CASH FROM OPERATING ACTIVITIES                                                 5,734         6,712         4,989
                                                                                    ----------- -------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Securities available-for-sale:
    Maturities                                                                          40,125         8,766        10,704
    Sales                                                                               22,226        12,050         7,215
    Purchases                                                                          (50,899)      (52,311)      (10,909)
  Securities held-to-maturity:
    Maturities                                                                             635         1,181            25
    Purchases                                                                              (75)       (1,665)         (266)
  Net increase in loans and leases                                                     (43,111)      (24,237)      (38,901)
  Purchase of Bank of Pullman, net of cash received                                                   (5,297)
  Cash received from Wells Fargo branch acquisition                                                   30,356
  Purchases of premises and equipment                                                   (2,276)         (966)         (721)
  Proceeds from sale of premises and equipment                                           1,717
  Foreclosed assets activity                                                              (198)          688           365
                                                                                    ----------- -------------  ------------
       NET CASH FROM INVESTING ACTIVITIES                                              (31,856)      (31,435)      (32,488)
                                                                                    ----------- -------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase in deposits                                                              21,006        27,061        39,057
  Proceeds from notes payable                                                                          8,704         2,529
  Principal payments on notes payable                                                   (6,257)       (4,938)          (38)
  Principal payments on capital lease obligations                                          (20)          (19)          (16)
  Proceeds from issuance of capital stock                                                  284            20           171
  Cash dividends and fractional shares                                                     (75)          (57)           (7)
                                                                                    ----------- -------------  ------------
       NET CASH FROM FINANCING ACTIVITIES                                               14,938        30,771        41,696
                                                                                    ----------- -------------  ------------

       NET CHANGE IN CASH AND CASH EQUIVALENTS                                         (11,184)        6,048        14,197

Cash and cash equivalents at January 1                                                  38,856        32,808        18,611

                                                                                    ----------- -------------  ------------
Cash and cash equivalents at December 31                                               $27,672       $38,856       $32,808
                                                                                    =========== =============  ============

Interest paid                                                                          $13,495       $10,465        $8,897
Income taxes paid                                                                       $2,561        $2,052        $1,808
Supplemental Schedule of Noncash Investing and Financing Activities
     Foreclosed real estate acquired in settlement of loans                             $1,412        $1,372          $210
     Transfers from securities at cost to securities at fair value                                      $111
Purchase of Bank of Pullman
     Fair value of assets acquired                                                                   $65,813
     Cash paid for the capital stock                                                                ($11,955)
                                                                                                -------------
          Liabilities assumed                                                                        $53,858
                                                                                                =============

The accompanying notes are an integral part of these financial statements.

                        UNITED SECURITY BANCORPORATION


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Business and Summary of Significant Accounting Policies

Basis of consolidation:

The consolidated financial statements include the accounts of United Security Bancorporation (Corporation) and its wholly-owned subsidiaries (collectively, USBN), United Security Bank, Home Security Bank, Bank of Pullman, Grant National Bank, USB Insurance Agencies, Inc., USB Mortgage Company, and USB Leasing, Inc. after eliminating all significant intercompany balances and transactions.

Nature of business:

United Security Bank and Home Security Bank are state-chartered commercial banks under the laws of the State of Washington, and provide banking services primarily throughout eastern and central Washington. Bank of Pullman is a banking corporation originally organized under the laws of the State of Washington. In 1997, Bank of Pullman relocated its charter to the State of Idaho. Grant National Bank is a national chartered commercial bank. The Corporation and its subsidiaries are subject to competition from other financial institutions, as well as nonfinancial intermediaries. USBN is also subject to the regulations of certain federal and state agencies and it undergoes periodic examinations by those regulatory agencies.

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

Management believes that the allowances for loan losses and other real estate owned are adequate. While management uses currently available information to recognize losses on loans and other real estate owned, future additions to the allowances may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the USBN allowance for loan losses and other real estate owned. Such agencies may require USBN to recognize additions to the allowances based on their judgments of information available to them at the time of their examination.

Securities:

Most of the securities are classified available-for-sale. Securities available-for-sale consists of debt and marketable equity securities. Debt securities consist primarily of obligations of the U.S. government, state governments and domestic corporations.

                        UNITED SECURITY BANCORPORATION


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Business and Summary of Significant Accounting Policies (Continued)

Marketable equity securities consist primarily of mutual funds whose portfolios consist primarily of U.S. Government backed debt securities. Unrealized holding gains and losses, net of tax, on available-for-sale securities are included as comprehensive income in the accompanying consolidated statement of stockholders' equity. Gains and losses on the sale of available-for-sale securities are determined using the specific-identification method. Premiums and discounts are recognized in interest income using the effective interest method over the period to maturity.

Securities held-to-maturity for which USBN has the positive intent and ability to hold to maturity are reported at cost, adjusted for amortization of premiums and discounts that are recognized in interest income using the effective interest method over the period to maturity.

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

Foreclosed real estate:

Real estate properties acquired through, or in lieu of, loan foreclosure are to be sold and are initially recorded at fair value at the date of foreclosure establishing a new cost basis. After foreclosure, management periodically performs valuations and the real estate is carried at the lower of carrying amount or fair value less cost to sell. Revenue and expenses from operations and changes in the valuation allowance were insignificant at December 31, 1998, 1997, and 1996.

                        UNITED SECURITY BANCORPORATION


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Business and Summary of Significant Accounting Policies (Continued) Premises and equipment:

Land is carried at cost. Premises and equipment are stated at cost less accumulated depreciation over estimated useful lives, which range from 3 to 30 years. Depreciation expense is computed using primarily the straight-line method for financial statement purposes. Accelerated depreciation methods are used for federal income tax purposes. Normal costs of maintenance and repairs are charged to expense as incurred.

Intangibles:

Intangible assets acquired in the form of goodwill, customer lists and covenants to not compete, and core deposits purchased are being amortized using the straight-line method over five to twenty-five years. USBN periodically evaluates these intangible assets for impairment.

Income taxes:

USBN files a consolidated federal income tax return. The income tax related to the individual entities is generally computed as if each one had filed a separate tax return and is based on amounts reported in the statements of income (after exclusion of non-taxable permanent differences such as interest on state and municipal securities) and include deferred taxes on temporary differences in the recognition of income and expense for tax and financial statement purposes. Deferred taxes are computed using the asset and liability approach as prescribed in Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes".

Per share amounts:

All per share amounts have been calculated on the basis of weighted average number of shares outstanding during each year. All share and per share amounts have been adjusted giving retroactive effect to stock split-ups and stock dividends. The Corporation is following SFAS No. 128, "Earnings Per Share", requiring the disclosure of basic and diluted earnings per share.

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

Stock options:

Employee stock options are accounted for under Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees". Stock options are granted at exercise prices not less than the fair market value of common stock on the date of grant. Under APB No. 25, no compensation expense is recognized pursuant to USBN's stock option plans. USBN has disclosed the proforma amounts of net income and earnings per share that would have been reported had it elected to follow the fair value recognition provisions of SFAS No. 123 (Note 16).

                        UNITED SECURITY BANCORPORATION


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Business and Summary of Significant Accounting Policies (Continued)

Other off-statement of condition instruments:

In the ordinary course of business USBN has entered into off-statement of condition financial instruments consisting of commitments to extend credit, commitments under credit-card arrangements, commercial letters of credit, and standby letters of credit. Such financial instruments are held for purposes other than trading and are recorded in the financial statements when they are funded or related fees are incurred or received.

Reclassifications:

Certain reclassifications of December 31, 1997 and 1996 balances have been made to conform with the December 31, 1998 presentation; there was no impact on net income, earnings per share or stockholders' equity as previously reported.

Note 2.  Mergers and Acquisitions:

Grant National Bank (GNB):

On July 20, 1998 USBN issued 468,270 common shares in exchange for all of the outstanding shares of GNB, following approval by GNB shareholders and regulatory agencies. As of July 20, 1998 GNB had approximately $32 million in total assets, $29 million in deposits, $22 million in loans, and $3.4 million in total equity. The pooling-of-interests accounting method is being used for the transaction, which includes restating prior reported amounts to reflect the acquisition of GNB. The effects of the restatement on revenue, net income and stockholders' equity are shown below:

                               ($ in thousands)         1997           1996

Net interest income and noninterest income:
     Original USBN amounts reported                  $ 18,497       $ 15,553
     GNB                                                2,025          1,767
                                                  ============  =============
          As restated                                $ 20,522       $ 17,320
                                                  ============  =============

Net income:
     Original USBN amounts reported                   $ 4,864        $ 3,162
     GNB                                                  428            292
                                                 ============  =============
          As reported                                 $ 5,292        $ 3,454
                                                 ============  =============

                                                 December 31,
                                                    1997
Stockholders' equity:
     Original USBN amounts reported                  $ 33,089
     GNB                                                3,396
                                                 ============
          As reported                                $ 36,485
                                                 ============

                        UNITED SECURITY BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2.  Mergers and Acquisitions (Continued):

Bank of Pullman (BOP):

Effective October 1, 1997 USBN acquired Bank of Pullman for $11,955,000.
Pullman is located in the commercial center for the Palouse, the winter wheat growing region in eastern Washington, and home of Washington State University. It has seven branches, six in Washington and one in Idaho. USBN initially purchased Community Ban Corporation, and its wholly-owned subsidiary Bank of Pullman. Shortly following the acquisition Community Ban Corporation was dissolved, and Bank of Pullman became a wholly-owned subsidiary of USBN. The acquisition was accounted for as a purchase transaction. Accordingly, the results of operations of Bank of Pullman are included with USBN for periods subsequent to the date of acquisition. Intangible assets increased by $4.8 million. Goodwill is amortized using the straight-line method over 25 years. The following unaudited pro forma combined summary of income gives effect to the combination as if the acquisition were effective January 1, 1996.

                  Unaudited Pro Forma Combined Financial Data

                    ($ in thousands, except per share data)

                                            Year Ended December 31,
                                          -------------------------
                                             1997             1996
                                           -------          -------
Summary of Income
Net interest income                        $18,868          $17,091
Provision for loan losses                  $   759          $ 1,006
Noninterest income                         $ 4,204          $ 3,611
Noninterest expense                        $13,750          $13,371
Net income                                 $ 5,913          $ 4,308

Basic earnings per common share            $  1.19          $  0.87
Diluted earnings per common share          $  1.18          $  0.86


Five Branches:

On July 18, 1997 USBN purchased five branches from a commercial bank. Home Security Bank purchased three branches located in Mabton, Naches, and Walla Walla, Washington. United Security Bank purchased two branches located in Davenport and Moses Lake, Washington. These branches are located in the identified market place for the Banks. The acquisitions increased deposits by approximately $35 million, premises and equipment by $1.9 million, and intangible assets by $2.1 million primarily for the core deposit acquisition cost.

                        UNITED SECURITY BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3.  Accounting Pronouncements

Effective January 1, 1998, USBN adopted two recently issued SFAS standards as follows:

SFAS No. 130, "Reporting Comprehensive Income" established standards for reporting and display of comprehensive, or all-inclusive income. In USBN's case, based on current operations, it includes as an addition or deduction to reported net income, the net change in unrealized gains or losses on securities. This statement has no effect on net income of USBN. All prior periods shown on the financial statements have been restated to conform with the statement.

SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" establishes standards for the way that public business enterprises report information about operating segments in annual financial statements. Management determined the provisions of the statement did not have a material effect on its financial condition or reported results of operations.

Note 4.  Cash and Cash Equivalents

The Banks are required to maintain cash reserves with the Federal Reserve Bank. Cash reserve requirements are computed by applying prescribed percentages to various types of deposits. When the Bank's cash reserves are in excess of that required, it may lend the excess to other banks on a daily basis. Conversely, when cash reserves are less than required, the Banks borrow funds on a daily basis. Such reserve requirements at December 31, 1998 and 1997 were approximately $2,170,000 and $1,878,000, respectively. The average amounts of federal funds sold and overnight interest bearing deposits with other banks for the years ended December 31, 1998 and 1997, were $15,916,000 and $20,430,000, respectively. Similarly, averages of federal funds purchased were $1,012,000 and $11,000, for 1998 and 1997, respectively. The balance of federal funds purchased at December 31, 1998 and 1997 was $0.

                        UNITED SECURITY BANCORPORATION


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5.  Securities

Debt and equity securities have been classified according to management's intent. The amortized cost of securities and their fair values at December 31 were as follows:

December 31, 1998                                              Gross          Gross
            ($ in thousands)                  Amortized      Unrealized    Unrealized        Fair         Financial
                                                 Cost          Gains         Losses          Value        Statements
Securities available-for-sale:
U.S. Treasury securities                        $1,502            $13                       $1,515           $1,515
Obligations of federal government
  agencies                                      15,436             62           $ 18        15,480           15,480
Obligations of states, municipalities
  and political subdivisions                     2,061             42                        2,103            2,103
Mortgage backed securities                      27,949             77             33        27,993           27,993
Other securities                                13,904             87            119        13,872           13,872
                                          -------------  ------------- --------------  ------------  ---------------
                                                60,852            281            170        60,963           60,963
Securities held-to-maturity:
Obligations of states, municipalities
  and political subdivisions                       751             27                          778              751
                                          ---------------------------------------------------------  ---------------

     Total                                     $61,603           $308           $170       $61,741          $61,714
                                          =============  ============= ==============  ============  ===============

December 31, 1997                                              Gross          Gross
            ($ in thousands)                  Amortized      Unrealized    Unrealized        Fair         Financial
                                                 Cost          Gains         Losses          Value        Statements
Securities available-for-sale:
U.S. Treasury securities                        $6,775            $12                       $6,787           $6,787
Obligations of federal government
  agencies                                      32,170             65           $ 30        32,205           32,205
Obligations of states, municipalities
  and political subdivisions                     5,818             64              6         5,876            5,876
Mortgage backed securities                      22,030             35             58        22,007           22,007
Other securities                                 5,580              3            187         5,396            5,396
                                          -------------  ------------- --------------  ------------  ---------------
                                                72,373            179            281        72,271           72,271
Securities held-to-maturity:
Obligations of states, municipalities
  and political subdivisions                     1,312             20                        1,332            1,312
                                          ---------------------------------------------------------  ---------------

     Total                                     $73,685           $199           $281       $73,603          $73,583
                                          =============  ============= ==============  ============  ===============

                        UNITED SECURITY BANCORPORATION


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5.  Securities (Continued)

Securities taxable interest income was $3,326,000, $1,977,000, and $1,135,000 for 1998, 1997 and 1996, respectively. Securities nontaxable interest income was $253,000, $297,000 and $217,000 for 1998, 1997, and 1996, respectively.
Dividend income was $151,000, $129,000, and $120,000 for 1998, 1997, and 1996,
respectively. Securities with an amortized cost of $8,325,000 and $4,572,000 at December 31, 1998 and 1997, respectively, were pledged to secure public deposits for purposes required or permitted by law. Market value of these securities was $8,392,000 and $4,567,000 at December 31, 1998 and 1997, respectively. Included in other securities are marketable equity securities with amortized costs totaling $2,598,000 and $2,450,000, and market values of $2,504,000 and $2,266,000 at December 31, 1998 and 1997, respectively. Also included in other securities is $2,082,000 in 1998 and $1,696,000 in 1997 of Federal Home Loan Bank (FHLB) Stock, which is carried at cost and can be sold back to the Federal Home Loan Bank at cost, but is restricted as to purchase and sale based on the level of USBN business activity with the FHLB.

Gross realized gains on sales of securities available for sale were $134,000, $24,000, and $54,000 for 1998, 1997, and 1996, respectively. Gross realized losses were $0, $45,000, and $1,000 for 1998, 1997, and 1996, respectively.

The contractual scheduled maturity of securities available-for-sale and securities held-to-maturity at December 31, 1998 were as follows:

                                         Available-for-Sale         Held-to-Maturity

                                        Amortized       Fair      Amortized       Fair
                 ($ in thousands)         Cost          Value       Cost          Value
Due in one year or less                   $4,606        $4,519         $40         $41
Due from one year to five years           18,515        18,649         182         192
Due from five to ten years                 6,522         6,541         262         268
Due after ten years                        3,260         3,261         267         277
Mortgage backed securities                27,949        27,993
                                      ==========    ==========  ==========  ==========
                                         $60,852       $60,963        $751        $778
                                      ==========    ==========  ==========  ==========

Expected maturities will differ from contractual maturities because the issues of certain debt securities have the right to call or prepay their obligations without any penalties.

                        UNITED SECURITY BANCORPORATION


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6.  Loans and Allowance for Loan Losses

Loan categories as of December 31, 1998 and 1997 were as follows:

               ($ in thousands)                        1998            1997

Commercial and industrial                            $166,262        $126,835
Agricultural                                           40,903          37,356
Real estate mortgage                                   50,626          53,795
Real estate construction                               13,906           8,440
Installment                                            14,383          14,926
Lease financing                                         3,546           5,209
Bank cards and other                                    4,256           4,762
                                                  ------------    ------------
     Total loans                                      293,882         251,323
Allowance for loan losses                              (2,946)         (2,865)
Deferred loan fees, net of deferred costs                (768)           (743)
                                                  ============    ============
     Net loans                                       $290,168        $247,715
                                                  ============    ============


Variable rate loans were $115,357,000 and $113,316,000 as of December 31, 1998 and 1997, respectively. Remaining loans were fixed rate loans. A summary of loans by contractual maturity as of December 31, 1998 and 1997 is as follows:

              ($ in thousands)                     1998         1997

Maturity within one year                         $90,199     $103,753
One to five years                                 72,505       83,196
Over five years                                  131,178       64,374
                                               ==========   ==========
                                                $293,882     $251,323
                                               ==========   ==========

Changes in the allowance for loan losses are as follows:

          ($ in thousands)                   1998       1997     1996

Balance, beginning of year                  $2,865     $2,295   $1,594
Allowance acquired through acquisition                    700
Provision charged to operations                658        752    1,021
Loans charged-off                            (800)    (1,012)    (383)
Recoveries                                     223        130       63
                                        ===========  ========= ========
Balance, end of year                        $2,946     $2,865   $2,295
                                        ===========  ========= ========

                        UNITED SECURITY BANCORPORATION


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6.  Loans and Allowance for Loan Losses (Continued)

Impaired loan information as of December 31, 1998, 1997 and 1996 is as follows:

                  ($ in thousands)       1998      1997       1996

Impaired loans with specific
  allowance for loan losses               $58      $287       $987
Impaired loans without a specific
  allowance for loan losses             2,060     2,653      1,531
                                       =======   =======    =======
     Total impaired loans              $2,118    $2,940     $2,518
                                       =======   =======    =======

Impaired loans allowance for
  loan losses                             $25      $118       $234
Average impaired loans                  2,619     2,601      1,418
Interest income recognized for
  impaired loans                          148       138        182


Note 7.  Premises and Equipment

Major classifications of premises and equipment are summarized a 31, 1998 and 1997 as follows:

               ($ in thousands)                              1998        1997

Premises, including premises under capital lease,
  1998 and 1997 $802                                        $7,695      $7,463

Furniture, fixtures, and equipment                           4,468       4,641

Leasehold improvements                                         546         457
                                                      -------------  ----------
                                                            12,709      12,561
Less accumulated depreciation, including accumulated
  amortization on assets under capital lease,
  1998 $324; 1997 $281                                      (5,031)     (5,045)
                                                      -------------  ----------
                                                             7,678       7,516

Land                                                         2,239       2,387
                                                      =============  ==========
     Premises and equipment, net                            $9,917      $9,903
                                                      =============  ==========

                        UNITED SECURITY BANCORPORATION


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8.  Life Insurance and Salary Continuation Plan

The Banks maintain salary continuation plans for the benefit of certain of their directors, executive officers and other key employees. The plan provides for monthly payments to such persons, or their designated beneficiaries, for a period of ten years following retirement at age 65, or death prior to retirement. Amounts payable to eligible participants are determined by reference to such person's salary or directors' fee as of the date of each such person's agreement under the plan.

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

Cash surrender values, salary continuance benefit obligations at age 65, and the recorded liability were as follows as of December 31, 1998 and 1997:

                              ($ in thousands)                                  1998    1997
Cash surrender value                                                          $3,355   $2,512
Present value at age 65 of all participants after full vesting is obtained     3,391    1,640
Present value at age 65 of the current fully vested participants                 913      597
Recorded liability for future benefit obligation                                 408      302


Vested participants are eligible to receive benefits at age 65.

                        UNITED SECURITY BANCORPORATION


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9.  Federal Income Taxes

The components of federal income tax expense for the years presented are as follows:

           ($ in thousands)                 1998            1997          1996

Current expense                            $2,508          $2,069        $1,515
Deferred tax expense                          113             395           141
                                        ---------       ---------      --------
     Federal income tax expense            $2,621          $2,464        $1,656
                                        =========       =========      ========

The effective tax rate differs from the statutory federal tax rate as follows:

              ($ in thousands)                   1998        1997        1996

Federal Income tax at statutory rates           $2,715      $2,637      $1,738
Effect of tax-exempt interest income              (113)       (110)        (81)
Effect of nondeductible expenses and other          19         (63)         (1)
                                             ----------  ---------- ----------
     Federal income tax expense                 $2,621      $2,464      $1,656
                                             ==========  ========== ==========

The following are the significant components of deferred tax assets and liabilities. The net amount is classified with other liabilities in 1998 and 1997 in the consolidated financial statements:

                       ($ in thousands)                         1998      1997
Deferred tax assets:
Allowance for loan losses                                       $670      $647
Unrealized (gains) losses on available-for-sale securities      (39)        34
Deferred compensation expense                                     64        74
Other                                                            146        88
                                                             -------- ---------
     Total deferred tax assets                                   841       843
                                                             -------- ---------

Deferred tax liabilities:
Deferred loan costs                                              338       380
Lease financing                                                  242       242
FHLB stock dividend income                                       218       169
Other                                                            324       189
                                                             -------- ---------
     Total deferred tax liabilities                            1,122       980

                                                             -------- ---------
     Net deferred tax assets/(liabilities)                     ($281)    ($137)
                                                             ======== =========



The applicable tax (benefit)/expense, net for securities gains and losses was $46,000, ($7,000), and $18,000 for 1998, 1997, and 1996, respectively.

                        UNITED SECURITY BANCORPORATION


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10.  Time Deposit Maturities

At December 31, 1998, the scheduled maturities of time deposits were as follows:

          ($ in thousands)
1999                       $114,030
2000                          8,349
2001                          1,458
2002                            331
2003                            163
Later years                      51
                        -----------
Total                      $124,382
                        ===========


Note 11.  Notes Payable

Notes payable consisted of the following at year-end:

              ($ in thousands)                             1998        1997
Parent Company, prime plus .25%, note due 2001                        $2,445
Parent Company, at prime, revolving note due 2002                      2,943
USB Leasing, prime plus 1.00% notes due 2000 and 2001                    766
Bank of Pullman treasury tax note                                        103
                                                         ---------------------
                                                            $0        $6,257
                                                         =====================


As of December 31, 1997 Parent Company notes payable consists of borrowings to finance the purchase of real estate from its Bank subsidiaries and to acquire the Bank of Pullman. The debt reprices annually. The USB Leasing notes were to fund its commercial equipment leasing program. During 1998 the notes payable were paid off.

Note 12.  Commitments and Contingent Liabilities

In the ordinary course of business, USBN has various outstanding commitments and contingent liabilities that are not reflected in the accompanying consolidated financial statements. In addition, USBN is a defendant in certain claims and legal actions arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the ultimate disposition of these matters is not expected to have a material adverse effect on the consolidated financial condition of USBN.

                        UNITED SECURITY BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12.  Commitments and Contingent Liabilities (Continued)

The minimum annual rental commitments on capital and operating leases at December 31, 1998, exclusive of taxes and other charges, are summarized as follows:

                     ($ in thousands)
1999                                                  $429
2000                                                   351
2001                                                   361
2002                                                   353
2003                                                   359
Later years                                          3,132
                                                   --------
Total minimum payments due                           4,985
Less:  Amount representing interest                   (543)
                                                   ========
Present value of net minimum lease payments         $4,442
                                                   ========

United Security Bank leases a branch facility under a ten year operating lease with an additional ten year option from a Partnership partially owned by a
certain Director.    Total rental expense on operating leases amounted to
$93,000, $80,000, and $80,000 for 1998, 1997, and 1996, respectively (Note 18).
Grant National Bank leases its headquarters and a branch facility from an Association of 6 of its Directors. Rent expense for the facility was $64,000, $60,000, and $60,000 for 1998, 1997, and 1996, respectively.

Other commitments and contingent liabilities:

USBN is a party to financial instruments with off-statement of condition risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, standby letters of credit and financial guarantees. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the statement of condition. The contract or notional amounts of those instruments reflect the extent of involvement USBN has in particular classes of financial instruments.

USBN's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit and financial guarantees written is represented by the contractual notional amount of those instruments. USBN uses the same credit policies in making commitments and conditional obligations as it does for statement of condition instruments. Generally, USBN does not require collateral or other security to support financial instruments with credit risk.

                        UNITED SECURITY BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12.  Commitments and Contingent Liabilities (Continued)

                                                                          Contract or
                                                                        Notional Amount
                                                                      -------------------
                              ($ in thousands)                           1998      1997
                                                                      --------   --------
Financial instruments whose contract amounts represent credit risk:
     Commitments to extend credit                                      $70,257   $45,307
     Standby letters of credit and financial guarantees written          1,589     2,256
     Unused commitments on bankcards                                    10,752     7,847
                                                                      --------- ---------
          TOTAL                                                        $82,598   $55,410
                                                                      ========= =========

USBN does not anticipate any material losses as a result of the commitments or guarantees.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. USBN evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained if deemed necessary by USBN upon extension of credit is based on management's credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment and income producing commercial properties.

Standby letters of credit and financial guarantees written are conditional commitments issued by USBN to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.

All the Banks' loans, commitments, and commercial and standby letters of credit have been granted to customers in the Banks' market area. As such, significant changes in economic conditions in the State of Washington or within its primary industries could adversely effect the Bank's ability to collect loans. Substantially all such customers are depositors of the Banks. The concentrations of credit by type of loan are set forth in Note 6. USBN's related party loans and deposits are disclosed in Note 18. The Banks, as a matter of policy, do not extend credit to any single borrower in excess of $2,500,000, $1,350,000, $900,000, and $500,000 for United Security Bank, Home Security Bank, Bank of Pullman, and Grant National Bank, respectively.

As of December 31, 1998 and 1997, USBN had unused lines of credit of $54,935,000 and $53,659,000, respectively. The lines were available for short-term and long-term borrowings.

                        UNITED SECURITY BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13.  Capital Stock

Stock split-ups, and stock dividends:

In January, 1999 and 1998 the Board of Directors declared 10% common stock dividends. USBN recorded a transfer from retained earnings to common stock for the market value of the additional shares issued. In January, 1996 and 1997 the Board of Directors declared 10% common stock dividends in the form of split-ups. The intent of the stock split-ups was to obtain a reduction in the unit market price of shares and to obtain wider distribution and improved marketability of the stock. No transfers from retained earnings to capital stock were recorded. Per share amounts and weighted average shares outstanding have been retroactively adjusted to reflect the stock dividends and split-ups.

Note 14.  Restrictions on Dividends and Loans

The Banks are subject to banking regulations relating to the payment of dividends and the amount of loans that it may extend. The Banks are allowed to pay dividends out of retained earnings. At December 31, 1998, the amount of retained earnings of United Security Bank, Home Security Bank, Bank of Pullman, and Grant National Bank available for dividends were $12,162,000, $2,757,000, $729,000 and $1,656,000, respectively. At December 31, 1997, the amount of retained earnings of United Security Bank, Home Security Bank, Bank of Pullman, and Grant National Bank available for dividends were $8,662,000, $1,751,000, $225,000 and $1,403,000, respectively. USBN has the amount of retained earnings available for dividends.

Certain loans to any person, including liabilities of a firm or association, cannot exceed twenty percent of the capital and surplus of the Bank. Loans that are secured or covered by guarantees, or by commitments or agreements to take over or to purchase the same, made by any federal reserve bank or by the United States, including any corporation wholly-owned directly or indirectly by the United States, are not subject to these restrictions. No loans can be made unless the Bank has more than the minimum available funds required by law.

Note 15.  Employee Stock Ownership Plan (ESOP) and Profit Sharing 401(k) Plan

USBN sponsors an ESOP. An ESOP is a form of retirement plan whereby USBN receives a deduction for contributions to the Plan and the Plan invests all or a portion of the employer Trust contributions and Trust earnings in stock of USBN. The Plan is qualified under Section 401(a) of the Internal Revenue Code as a stock bonus plan. Employees 21 years or older become eligible for participation after 1,000 hours or more of service in a plan year, and benefits fully vest after five years of service. Contributions to the ESOP plan totaled $278,000, $206,000 and $185,000 for 1998, 1997 and 1996, respectively and are based on a percentage of USBN earnings. Contributions are allocated pro rata based on eligible annual compensation on December 31. USBN has a Profit Sharing 401(k) Plan. There were no employer contributions in 1998, 1997 and 1996 to the plan.

                        UNITED SECURITY BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16.  Stock Option Plan

USBN's Board of Directors adopted a stock option plan, known as the Incentive Stock Option Plan. The plan provides for the issuance of incentive stock options to key individuals of USBN, including directors and executive officers. The total shares available for option are the lesser of 8% of the common stock then outstanding or 399,300 shares. A Board of Directors Compensation Committee and an Executive Remuneration Committee were formed to direct the granting of the options. When the Plan was established in 1995, common stock options were granted to identified directors and executive officers. The options were granted for a five year term from the date of option and may be exercised anytime prior to that date, subject to conditions prescribed in the Plan. Additional common stock options were granted for a five year term with a vesting schedule increasing 20% per year until the options are fully vested at the end of five years. Options were granted at the average price between the high and low on the NASDAQ Exchange on the last day of the preceding month, before the date of option. The status of the Plan as of December 31, 1998, 1997 and 1996 is as follows:

                                                    1998                 1997                 1996
                                           --------------------   ------------------   -----------------
                                                       Weighted             Weighted            Weighted
                                                        Average              Average             Average
                                                       Exercise             Exercise            Exercise
                                              Number    Price      Number     Price     Number    Price
                                          ----------   --------   -------   --------   -------  --------
Outstanding at beginning of year             162,661     9.65     137,521       8.54   123,281     8.25
Granted                                       77,832    16.20      27,140      15.26    40,736    10.05
Exercised                                    (29,076)    9.78      (2,000)      9.82   (15,720)   10.91
Forfeited                                                                              (10,776)   10.91
                                          -----------            ---------            ---------
Outstanding at year-end                      211,417    12.04     162,661       9.65   137,521     8.54
                                          ===========            =========            =========
Exercisable at year-end                      117,405    10.85      94,785       7.87    96,785     7.91
Weighted average fair value of options
      granted during the year                           17.15                  12.88               9.66

The following table summarizes information about stock options outstanding at December 31, 1998:

                                   Options Outstanding
                                --------------------------   Options Exercisable
                                 Weighted                   ----------------------
                                  Average         Weighted                Weighted
     Range of                    Remaining        Average                  Average
     Exercise        Number     Contractual       Exercise    Number      Exercise
      Prices       Outstanding     Life           Price     Exercisable    Price
     --------      -----------  -----------       --------  -----------   --------
      $4.81           15,587     5.0 years         $ 4.81      15,587       $ 4.81
      $8.28           60,898     1.8 years         $ 8.28      60,898       $ 8.28
  $9.58 - $10.47      40,736     2.6 years         $10.05
      $14.09           2,200     4.8 years         $14.09       2,200       $14.09
 $15.14 - $15.34      27,140     3.8 years         $15.26
      $17.15          64,856     4.0 years         $17.15      38,720       $17.15

                        UNITED SECURITY BANCORPORATION


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16.  Stock Option Plan (Continued)

If the fair value based method of accounting per SFAS No. 123 had been used for 1998, 1997 and 1996 the results and related assumptions would have been as follows:

               ( $ in thousands, except per share)        1998        1997        1996
Results using fair value based method of accounting:
Net income                                               $5,351      $5,292      $3,454
Basic earnings per common share                           $1.07       $1.06       $0.70
Diluted earnings per common share                         $1.06       $1.05       $0.69

Assumptions used to make the fair value calculation:
Risk free interest rate                                   5.00%       5.40%       5.40%
Expected volatility                                      28.25%      28.30%      28.30%
Expected cash dividends                                      0%          0%          0%
Expected stock option life                            4.0 years   4.8 years   4.7 years

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

                   Condensed Statements of Condition
                           ($ in thousands)

                                                             December 31,
                                                          1998           1997
Cash                                                    $   388        $    64
Investment in:
     Bank subsidiaries                                   37,206         33,162
     Nonbank subsidiaries                                   200          3,444
Premises and equipment                                    4,359          5,185
Other assets                                                191            187

                                                     -----------    -----------
     TOTAL ASSETS                                       $42,344        $42,042
                                                     ===========    ===========

Notes payable                                                          $ 5,388
Accrued expenses and other liabilities                    $ 143            169
Stockholders' equity                                     42,201         36,485
                                                     -----------    -----------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $42,344        $42,042
                                                     ===========    ===========

                        UNITED SECURITY BANCORPORATION


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17.  Parent Company Only Statements (Continued)

                              Condensed Statements of Income
                                     ($ in thousands)

                                                                    Years Ended December 31,
                                                                   1998       1997       1996
Income:
     Dividends:
          Bank subsidiaries                                     $ 1,237     $  702     $  647
     Rent income                                                    470        483        470
     Computer service income                                        475
     Other income                                                   195        150        200
                                                               ---------  ---------  ---------
                                                                  2,377      1,335      1,317
                                                               ---------  ---------  ---------
Expenses:
     Salaries and benefits                                        1,457        790        701
     Interest expense                                               414        331        216
     Depreciation                                                   192        183        169
     Other operating expenses                                       982        501        277
                                                               ---------  ---------  ---------
                                                                  3,045      1,805      1,363
                                                               ---------  ---------  ---------
Income/(loss) before tax benefit and equity in
     undistributed net income of subsidiaries                     (668)      (470)       (46)

Income tax benefit                                                  744        425        241

Income/(loss) before equity in undistributed net income of
                                                               ---------  ---------  ---------
     subsidiaries                                                    76       (45)        195

Equity in undistributed net income of:
     Bank subsidiaries                                            5,211      5,066      3,043
     Nonbank subsidiaries                                            77        271        216
                                                               ---------  ---------  ---------
          Net income                                            $ 5,364    $ 5,292    $ 3,454
                                                               =========  =========  =========

                        UNITED SECURITY BANCORPORATION


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17.  Parent Company Only Statements (Continued)

                          Condensed Statements of Cash Flows
                                   ($ in thousands)

                                                                    Years Ended December 31,
                                                                 1998       1997       1996
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income                                               $ 5,364     $ 5,292     $ 3,454
     Adjustments to reconcile net income to cash provided
          by operating activities:
     Equity in undistributed net income of subsidiaries        (5,288)     (5,337)     (3,259)
     Depreciation                                                 192         183         169
     (Increase) decrease in other assets                           (4)        (54)         46
     Increase (decrease) in other liabilities                     (26)       (173)        196
                                                             ---------  ----------  ---------
          NET CASH FROM OPERATING ACTIVITIES                      238         (89)        606
                                                             ---------  ----------  ---------

CASH FLOWS FROM INVESTING ACTIVITIES
     Investment in subsidiaries                                              (750)     (1,109)
     Return of investment in subsidiaries                       4,571       8,250
     Bank of Pullman acquisition                                          (11,955)
     Sale of investment securities                                                        803
     Purchase of premises and equipment                          (125)       (772)     (3,860)
     Sale of premises and equipment                               759
                                                             ---------  ----------  ---------
          NET CASH FROM INVESTING ACTIVITIES                    5,205      (5,227)     (4,166)
                                                             ---------  ----------  ---------

CASH FLOWS FROM FINANCING ACTIVITIES
     Issuance of capital stock                                    284          20        171
     Proceeds from notes payable                                            7,835      2,529
     Principal payments on notes payable                       (5,388)     (4,938)       (38)
     Cash paid for redemption of fractional shares                (15)         (7)        (7)
                                                             ---------  ----------  ---------
          NET CASH FROM FINANCING ACTIVITIES                   (5,119)      2,910      2,655
                                                             ---------  ----------  ---------
          NET CHANGE IN CASH                                      324      (2,406)      (905)
CASH, beginning of year                                            64       2,470      3,375
                                                             ---------  ----------  ---------
CASH, end of year                                               $ 388      $   64    $ 2,470
                                                             =========  ==========  =========

                        UNITED SECURITY BANCORPORATION


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 18.  Related Party Transactions

Loans to related parties:

Loans to USBN's officers and directors are on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than normal risk of collectibility. The aggregate dollar amount of these loans was approximately $6,102,000 and $9,068,000 at December 31, 1998 and 1997,
respectively. During 1998 and 1997, $5,052,000 and $5,094,000, respectively of new or renewed related party loans were made and repayments and adjustments totaled $8,018,000 and $6,500,000, respectively.

Deposits from related parties:

Deposits from related parties totaled $4,773,000 and $4,200,000 at December 31, 1998 and 1997, respectively.

Payments to related parties:

Fees paid to a Director for professional services totaled $11,000, $31,000, and $10,000 for the years ended December 31, 1998, 1997, and 1996, respectively.

Building lease rent of $93,000, $80,000, and $80,000 in 1998, 1997 and 1996,
respectively was paid to a Partnership partially owned by a Director. Grant National Bank paid $64,000, $60,000, and $60,000 in 1998, 1997, and 1996, respectively to an Association of 6 of its Directors for the rent of its headquarters and branch.

                        UNITED SECURITY BANCORPORATION


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 19.  Fair Value of Financial Instruments

SFAS No. 107, "Disclosures about Fair Value of Financial Instruments" requires disclosure of fair value information about financial instruments for which it is practicable to estimate fair value. As defined by SFAS No. 107, financial instruments include the categories listed below. It does not include the value of property, plant and equipment and intangible assets such as customer relationships and core deposit intangibles. Fair values of off-statement of condition lending commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties' credit standing. The fair value of the fees at December 31, 1998 and 1997, were insignificant. See Note 12 for the notional amount of the commitments to extend credit.

The following table summarizes carrying amounts, estimated fair values, and assumptions used by the Corporation to estimate fair value as of December 31, 1998 and 1997:

                                                                                                                       Estimated
As of December 31, 1998:                                Assumptions Used in                             Carrying         Fair
          ($ in thousands)                              Estimating Fair Value                            Amount          Value
Financial Assets:
Cash and due from banks                   Equal to carrying value                                        $18,286        $18,286
Overnight interest bearing deposits
  with other banks                        Equal to carrying value                                          8,901          8,901
Federal funds sold                        Equal to carrying value                                            485            485
Securities                                Quoted market prices                                            61,714         61,741
Loans                                     Fixed-rate loans:  Discounted expected future cash flows,
                                            variable-rate loans:  equal to carrying value, net of
                                            allowance for loan losses                                    290,168        291,146
Financial Liabilities:
Deposits                                  Fixed-rate certificates of deposit:
                                            Discounted expected future cash flows
                                          All other deposits:  Equal to carrying value                   358,810        359,090

As of December 31, 1997:
Financial Assets:
Cash and due from banks                   Equal to carrying value                                        $21,090        $21,090
Overnight interest bearing deposits
  with other banks                        Equal to carrying value                                         12,556         12,556
Federal funds sold                        Equal to carrying value                                          5,210          5,210
Securities                                Quoted market prices                                            73,583         73,603
Loans                                     Fixed-rate loans:  Discounted expected future cash flows,
                                            variable-rate loans:  equal to carrying value, net of
                                            allowance for loan losses                                    247,715        252,432
Financial Liabilities:
Deposits                                  Fixed-rate certificates of deposit:
                                            Discounted expected future cash flows
                                          All other deposits:  Equal to carrying value                   337,804        337,899
Note payable                              Variable rate, equal to carrying value                           6,257          6,257

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

                                        Actual             Adequately Capitalized              Well Capitalized
                                  -----------------   -------------------------------   ------------------------------
       ($ in thousands)            Amount    Ratio       Amount               Ratio       Amount                Ratio
                                  -------    ------   ----------           ----------   ---------              -------
As of December 31, 1998:
Total capital to
 risk weighted assets:
Consolidated                      $38,491    11.86%   greater than $25,968    8.00%     greater than $32,459    10.00%
United Security Bank               16,951    10.21%    greater than 13,279    8.00%      greater than 16,599    10.00%
Home Security Bank                  8,449    10.37%     greater than 6,518    8.00%       greater than 8,148    10.00%
Bank of Pullman                     4,971    10.04%     greater than 3,960    8.00%       greater than 4,950    10.00%
Grant National Bank                 3,408    13.92%     greater than 1,959    8.00%       greater than 6,537    10.00%

Tier I capital to
 risk weighted assets:
Consolidated                       35,545    10.95%    greater than 12,984    4.00%      greater than 19,476     6.00%
United Security Bank               15,320     9.23%     greater than 6,640    4.00%       greater than 9,959     6.00%
Home Security Bank                  7,726     9.48%     greater than 3,259    4.00%       greater than 4,889     6.00%
Bank of Pullman                     4,635     9.36%     greater than 1,980    4.00%       greater than 2,970     6.00%
Grant National Bank                 3,152    12.87%       greater than 979    4.00%       greater than 1,469     6.00%

Leverage capital, Tier I capital
 to average assets:
Consolidated                       35,545     8.88%    greater than 16,008    4.00%      greater than 20,010     5.00%
United Security Bank               15,320     7.83%     greater than 7,823    4.00%       greater than 9,779     5.00%
Home Security Bank                  7,726     7.43%     greater than 4,160    4.00%       greater than 5,199     5.00%
Bank of Pullman                     4,635     7.09%     greater than 2,615    4.00%       greater than 3,269     5.00%
Grant National Bank                 3,152     8.28%     greater than 1,523    4.00%       greater than 1,904     5.00%

As of December 31, 1997:
Total capital to
 risk weighted assets:
Consolidated                      $32,413    12.00%   greater than $21,613    8.00%     greater than $27,016    10.00%
United Security Bank               13,740    10.34%    greater than 10,632    8.00%      greater than 13,290    10.00%
Home Security Bank                  7,175    10.16%     greater than 5,650    8.00%       greater than 7,063    10.00%
Bank of Pullman                     4,412    10.97%     greater than 3,218    8.00%       greater than 4,023    10.00%
Grant National Bank                 3,651    16.35%     greater than 1,787    8.00%       greater than 2,233    10.00%

Tier I capital to
 risk weighted assets:
Consolidated                       29,548    10.94%    greater than 10,806    4.00%      greater than 16,210     6.00%
United Security Bank               12,443     9.36%     greater than 5,316    4.00%       greater than 7,974     6.00%
Home Security Bank                  6,661    10.86%     greater than 2,825    4.00%       greater than 4,238     6.00%
Bank of Pullman                     3,906     9.71%     greater than 1,609    4.00%       greater than 2,414     6.00%
Grant National Bank                 3,399    15.22%       greater than 893    4.00%       greater than 1,340     6.00%

Leverage capital, Tier I
 capital to average assets:
Consolidated                       29,548     8.27%    greater than 14,289    4.00%      greater than 17,862     5.00%
United Security Bank               12,443     7.01%     greater than 7,100    4.00%       greater than 8,875     5.00%
Home Security Bank                  6,661     6.68%     greater than 3,988    4.00%       greater than 4,986     5.00%
Bank of Pullman                     3,906     6.63%     greater than 2,358    4.00%       greater than 2,948     5.00%
Grant National Bank                 3,399    10.14%     greater than 1,340    4.00%       greater than 1,675     5.00%

As of December 31, 1998 USBN, United Security Bank, Home Security Bank, Bank of Pullman, and Grant National Bank were considered well capitalized based on regulatory capital standards.

                        UNITED SECURITY BANCORPORATION


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 21.  Earnings Per Share

The following is a reconciliation of the of the numerators and denominators for basic and diluted per-share computations for net income for 1998, 1997 and 1996:

                 ($ in thousands, except per share)               1998        1997        1996
Numerator:
     Net income                                                  $5,364      $5,292      $3,454

Denominator:
     Weighted-average number of common shares outstanding     4,982,221   4,971,990   4,961,925
     Incremental shares assumed for stock options                70,224      47,216      20,375
                                                             -----------------------------------
          Total                                               5,052,445   5,019,206   4,982,300
                                                             ===================================

Basic earnings per common share                                   $1.08       $1.06       $0.70
Diluted earnings per common share                                 $1.06       $1.05       $0.69

Note 22.  Insurance Recovery

In 1997, USBN recovered from its insurance provider $796,000 for a defalcation by a former employee of its bank subsidiary, Home Security Bank. The insurance proceeds are a full recovery of the reconciled loss except for a $50,000 insurance policy deductible. In 1996, USBN detected and recorded as an operational loss the estimated loss of $860,000.

Note 23.  Subsequent Event

In first quarter 1999 USBN anticipates merging with Bank of the West (BOW), Walla Walla, Washington per a definitive agreement announced on November 10, 1998. BOW is a wholly-owned subsidiary of Bancwest Financial Corporation (BFC). BOW will become a subsidiary of USBN, but will continue to operate under its current name and management and in its current locations. Following the transaction, BFC stockholders will become stockholders of USBN. The pooling-of-interests accounting method will be used for the transaction. Based on the December 31, 1998 Call Report BOW will add approximately $108 million in assets, $70 million in loans, $94 million in deposits, $12 million in stockholders' equity, $6 million to net interest and noninterest income, $2 million in net income, and $1.25 in basic earnings per share to USBN totals. Approximately 1.7 million shares of USBN common stock is expected to be issued to complete the transaction.

                        UNITED SECURITY BANCORPORATION


QUARTERLY FINANCIAL DATA
CONDENSED CONSOLIDATED STATEMENT OF INCOME-QUARTERLY
($ in thousands, except per share)

UNAUDITED

                                                 1998, Quarter Ended                           1997, Quarter Ended
                                      Dec. 31   Sept. 30     June 30     Mar. 31    Dec. 31    Sept. 30    June 30    Mar. 31
Interest income                        $9,075     $8,896      $8,574      $8,189     $8,329      $6,881     $6,129     $5,909
Interest expense                        3,412      3,584       3,383       3,339      3,413       2,630      2,353      2,287
                                   -------------------------------------------------------------------------------------------
 Net Interest Income                    5,663      5,312       5,191       4,850      4,916       4,251      3,776      3,622
Provision for loan losses                 334        197         (57)        184        204         227        168        153
                                   -------------------------------------------------------------------------------------------
 Net interest income after
  provision for loan losses             5,329      5,115       5,248       4,666      4,712       4,024      3,608      3,469
Insurance proceeds                                                                                  796
Other noninterest income                  684        979       1,031       1,293        785         875        811        690
Other noninterest expense               4,279      4,217       4,077       3,787      3,703       3,008      2,740      2,563
                                   -------------------------------------------------------------------------------------------
 Income before income taxes             1,734      1,877       2,202       2,172      1,794       2,687      1,679      1,596
Income tax                                606        612         718         685        498         852        600        514
                                   -------------------------------------------------------------------------------------------
 Net income                            $1,128     $1,265      $1,484      $1,487     $1,296      $1,835     $1,079     $1,082
                                   ===========================================================================================
Basic earnings per common share         $0.23      $0.25       $0.30       $0.30      $0.26       $0.37      $0.22      $0.22
Diluted earnings per common share       $0.22      $0.25       $0.29       $0.29      $0.26       $0.36      $0.22      $0.22
Basic average shares                4,998,677  4,982,675   4,974,538   4,972,703  4,972,885   4,972,885  4,971,688  4,970,465
Diluted average shares              5,049,483  5,048,273   5,066,446   5,051,133  5,045,390   5,028,960  5,013,270  5,018,458