Form 10-Q
period 1999-03-31
UNITED SECURITY BANCORPORATION
filed 1999-05-04
CIK 726990

United States
               U.S. SECURITIES AND EXCHANGE COMMISSION
                         Washington, DC 20549

                              FORM 10-Q

(Mark One)

(  X  )    Quarterly report under Section 13 or 15 (d) of the
Securities
           Exchange Act of 1934

           For the quarterly period ended March 31, 1999 or
                                          --------------

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


The issuer has one class of capital stock, that being common stock. On April 26, 1999, there were 6,939,511 shares of such stock outstanding.

                      UNITED SECURITY BANCORPORATION

                 INDEX TO QUARTERLY REPORT ON FORM 10-Q

                            March 31, 1999

                           Table of Contents

Page
Part I        Financial Information

     Item 1.  Financial Statements

              Consolidated Statements of Condition - March 31, 1999
              and December 31, 1998 . . . . . . . . . . . . . . .
3

              Consolidated Statements of Income - Three Months
              Ended March 31, 1999 and 1998 . . . . . . . . . . .
4

              Consolidated Condensed Statements of Cash Flows -
              Three Months Ended March 31, 1999 and 1998. . . . .
5

              Notes to Consolidated Financial Statements  . . . .
6-8

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations . . . . . . . .
9-11

     Item 3.  Quantitative and Qualitative Disclosures About
              Market Risk . . . . . . . . . . . . . . . . . . . .
12

Part II       Other Information

     Item 6.  Exhibits and Reports on Form 8-K  . . . . . . . . .
12

Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . .
12

        3      UNITED SECURITY BANCORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CONDITION

                                              March 31,
December 31,
            ($ in thousands)                     1999
1998
                ASSETS
Cash and due from banks                       $  16,790     $
24,437
Overnight interest bearing deposits with
  other banks                                     7,004
12,166
Federal funds sold                                2,875
485
                                              ---------     -------
--
  Cash and cash equivalents                      26,669
37,088
Securities                                       68,599
87,350
Loans, net of allowance for loan losses of $3,781
 in 1999 and $3,819 in 1998                     370,239
359,532
Accrued interest receivable                       4,759
4,565
Premises and equipment, net                      12,209
12,145
Foreclosed real estate and other foreclosed
  assets                                          1,266
1,245
Life insurance and salary continuation assets     3,470
3,438
Intangible assets                                 6,474
6,525
Other assets                                      1,589
1,249
                                              ---------     -------
--
TOTAL ASSETS                                  $ 495,274     $
513,137
                                              =========
=========
              LIABILITIES
Noninterest bearing - demand deposits          $ 77,346      $
85,422
Interest bearing:
    NOW and savings accounts                    192,642
198,812
    Time, $100,000 and over                      52,728
53,195
    Other time                                  110,475
115,499
                                              ---------     -------
--
TOTAL DEPOSITS                                  433,191
452,928

Short-term borrowings                               408
Capital lease obligations                           707
712
Accrued interest payable                          1,569
1,646
Other liabilities                                 3,011
3,640
                                              ---------     -------
--
TOTAL LIABILITIES                               438,886
458,926
           STOCKHOLDERS' EQUITY
Common stock, no par, shares authorized
  15,000,000; issued and outstanding 6,939,511
  in 1999 and 6,928,522 in 1998                  44,447
41,853
Retained earnings                                11,827
12,162
Accumulated other comprehensive income, net of
  tax                                               114
196
                                              ---------     -------
--
TOTAL STOCKHOLDERS' EQUITY                       56,388
54,211
                                              ---------     -------
--
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $ 495,274     $
513,137
                                              =========
=========

The accompanying notes are an integral part of these statements.

            UNITED SECURITY BANCORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF INCOME
                  ($ in thousands, except per share)

                                          Three Months Ended
                                              March 31,
                                            1999      1998
INTEREST INCOME
  Interest and fees on loans and leases   $ 9,299   $ 8,581
  Interest on securities                    1,213     1,551
  Other interest income                       100       217
                                          -------   -------
TOTAL INTEREST INCOME                      10,612    10,349
                                          -------   -------
INTEREST EXPENSE
  Interest on deposits                      3,675     3,950
  Interest on borrowings                       39       228
                                          -------   -------
TOTAL INTEREST EXPENSE                      3,714     4,178
                                          -------   -------
NET INTEREST INCOME                         6,898     6,171
  Provision for loan losses                   267       220
                                          -------   -------
NET INTEREST INCOME AFTER PROVISION FOR
  LOAN LOSSES                               6,631     5,951
                                          -------   -------
NONINTEREST INCOME
  Fees and service charges                    626       567
  Insurance commissions                       263       284
  Securities gains/(losses)                    42        48
  Other                                       334       667
                                          -------   -------
TOTAL NONINTEREST INCOME                    1,265     1,566
                                          -------   -------
NONINTEREST EXPENSE
  Salaries and employee benefits            2,853     2,775
  Occupancy expense, net                      385       340
  Equipment expense                           333       356
  Intangible amortization                      94       109
  Other operating expense                   1,153       966
                                          -------   -------
TOTAL NONINTEREST EXPENSE                   4,818     4,546
                                          -------   -------
INCOME BEFORE TAXES                         3,078     2,971
INCOME TAX EXPENSE                            999       895
                                          -------   -------
NET INCOME                                $ 2,079   $ 2,076
                                          =======   =======
Basic earnings per common share           $   .30   $   .30
Diluted earnings per common share         $   .30   $   .30
Basic weighted average shares outstanding 6,931,130 6,896,934
Weighted average shares outstanding       7,032,045 7,029,932

The accompanying notes are an integral part of these statements.

             UNITED SECURITY BANCORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEAR-TO-DATE March 31, 1999 and 1998
                             ($ in thousands)

                                                1999         1998
Cash flows from operating activities:
Net income                                   $ 2,079      $ 2,076
Provision for loan losses                        267          220
Depreciation and amortization                    229          260
(Increase)/decrease in assets and liabilities
  Accrued interest receivable                   (194)        (359)
  Life insurance and salary continuation
   assets                                        (32)        (286)
  Other assets                                  (289)          67
  Accrued interest payable                       (77)         185
  Other liabilities                             (629)       1,044
                                             -------      -------
Net cash provided by operating activities      1,354        3,207
                                             -------      -------
Cash flows from investing activities:
Securities:
  Maturities                                  19,728       10,414
  Sales                                        4,058        6,098
  Purchases                                   (5,116)     (11,609)
Net increase in loans                        (10,974)     (12,947)
Sales of premises and equipment                               923
Purchases of premises and equipment             (293)        (543)
Foreclosed real estate activity                  (21)         (95)
                                             -------      -------
Net cash change in investing activities        7,382       (7,759)
                                             -------      -------
Cash flows from financing activities:
Net change in deposits                       (19,737)      (8,671)
Proceeds from borrowings                         408          262
Principal payments on borrowings                           (1,782)
Principal payments on capital lease
  obligations                                     (5)          (5)
Cash received from stock sales                   196          201
Cash dividends and redemption of fractional
  shares                                         (17)         (69)
                                             -------      -------
Net cash provided by financing activities    (19,155)     (10,064)
                                             -------      -------
Net change in cash and cash equivalents      (10,419)     (14,616)
Cash and cash equivalents, beginning of year  37,088       41,926
                                             -------      -------
Cash and cash equivalents, end of quarter    $26,669      $27,310
                                             =======      =======

The accompanying notes are an integral part of these statements.

                      UNITED SECURITY BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  Management Statement

The consolidated financial statements include the accounts of United Security Bancorporation and its wholly-owned subsidiaries
(USBN), United Security Bank, Home Security Bank, Bank of Pullman, Grant National Bank, Bank of the West, USB Insurance Agencies, Inc., USB Mortgage Company, and USB Leasing, Inc. after eliminating all significant intercompany balances and transactions. In the opinion of USBN, the accompanying Consolidated Financial Statements present fairly the financial position of USBN as of March 31, 1999 and December 31, 1998, and the related statements of income and cash flows for the three month period ended March 31, 1999 and 1998.

Certain reclassifications of 1998 balances have been made to conform with the March 31, 1999 presentation; there was no impact on net income, earnings per share or stockholders' equity. Also per share amounts and weighted average shares outstanding have been retroactively adjusted to reflect previously disclosed stock dividends. Prior reported amounts have been restated to reflect pooling of interests accounting for the Bank of the West (BOW) and Grant National Bank (GNB) mergers. See Note 5 for further information.

Effective January 1, 1999, USBN adopted Statement of Financial Accounting Standards No. 134, "Accounting for Mortgage-Backed Securities Retained After Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise". The Statement establishes accounting and reporting standards for certain activities of mortgage banking enterprises. Management believes that the provisions of the statement will not have a material effect on its financial condition or reported results of operations.

                         UNITED SECURITY BANCORPORATION
NOTE 2.  Securities
Most of the securities are classified as available-for-sale and are stated at fair value, and unrealized holding gains and losses, net of related deferred taxes, are reported as a separate component of stockholders' equity. Gains or losses on available-for-sale securities sales are reported as part of noninterest income based on the net proceeds and the adjusted carrying amount of the securities sold, using the specific identification method.
Carrying amount and fair values at March 31, 1999 and December 31, 1998 were as follows:

                                         March 31, 1999        December
31, 1998
                                    Amortized Fair Financial Amortized
Fair Financial
          ($ in thousands)             Cost  Value Statements Cost
Value Statements
Securities available-for-sale:
U.S. Treasury securities             $ 3,806 $ 3,867 $ 3,867 $ 4,309
$4,401 $ 4,401 Obligations of federal government
  agencies                            16,420  16,350  16,350  26,314
26,443  26,443
Mortgage backed securities            21,252  21,299  21,299  27,949
27,993  27,993
Obligations of states, municipalities
  and political subdivisions           9,591   9,856   9,856   2,061
2,103   2,103
Other securities                      16,603  16,477  16,477  17,646
17,634  17,634
                                     ------- ------- ------- -------  --
----  ------
                                      67,672  67,849  67,849  78,279
78,574  78,574
Securities held-to-maturity:
Obligations of states, municipalities
  and political subdivisions             750     774     750   8,776
9,032   8,776
                                     ------- ------- ------- ------- ---
---- -------
  Total                              $68,422 $68,623 $68,599 $87,055
$87,606 $87,350
                                     ======= ======= ======= =======
======= =======

NOTE 3.  LOANS
Loan detail by category as of March 31, 1999 and December 31, 1998 were as follows:

            ($ in thousands)                 March 31,
December 31,
                                               1999
1998
Commercial and industrial                    $213,196
$199,798
Agricultural                                   54,572
57,511
Real estate mortgage                           65,035
63,127
Real estate construction                       14,031
14,170
Installment                                    19,996
20,364
Lease financing                                 3,256
3,546
Bank cards and other                            4,682
5,603
                                             --------        ------
--
  Total loans                                 374,768
364,119
Allowance for loan losses                      (3,781)
(3,819)
Deferred loan fees, net of deferred costs        (748)
(768)
                                             --------        ------
--
  Net loans                                  $370,239
$359,532
                                             ========
========

       8                 UNITED SECURITY BANCORPORATION
NOTE 4.  ALLOWANCE FOR LOAN LOSSES
The allowance for loan loss is maintained at levels considered adequate by management to provide for possible loan losses. The allowance is based on management's assessment of various factors affecting the loan portfolio, including problem loans, business conditions and loss experience, and an overall evaluation of the quality of the underlying collateral. Changes in the allowance for loan losses during the three months ended March 31, 1999 and 1998 were as follows:

                                Three Months Ended
                                    March 31,
     ($ in thousands)           1999       1998
Balance, beginning of period    $3,819     $3,869
Provision for loan losses          267        220
Loan charge-offs                  (332)      (206)
Loan recoveries                     27         45
                                ------     ------
Balance, end of period          $3,781     $3,928
                                ======     ======

NOTE 5.  Grant National Bank Acquisition
On February 1, 1999 USBN completed its merger with BOW. As of February 1, 1999 BOW had approximately $103 million in total assets, $90 million in deposits, $68 million in loans, and $12 million in total equity. 1,749,300 USBN common shares were issued to BOW shareholders for the merger. On July 20, 1998, USBN completed its merger with GNB. As of July 20, 1998 GNB had approximately $32 million in total assets, $29 million in deposits, $22 million in loans, and $3 million in total equity. 468,270 USBN common shares were issued to GNB shareholders for the merger. The pooling of interests accounting method is being used for both of these transactions, which includes restating prior reported amounts to reflect the mergers with BOW and GNB. The effects of the restatement on revenue, net income and stockholders' equity are shown below:

                                         Three Months Ended
       ($ in thousands)                  March 31, 1998
Net interest income and noninterest income:
 Original USBN amount reported          $  5,624
 BOW                                       1,594
 GNB                                         519
                                         -------
     As Restated                         $ 7,737
Net income:                              =======
 Original USBN amounts reported          $ 1,390
 BOW                                         588
 GNB                                          98
                                         -------
     As Restated                         $ 2,076
                                         =======
Stockholders' equity:                    December 31, 1998
 Original USBN amounts reported          $42,201
 BOW                                      12,010
                                         -------
     As Restated                         $54,211
                                         =======
                                           8

                        UNITED SECURITY BANCORPORATION

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS
         OF OPERATIONS

The following discussion contains a review of the results of operations and financial condition for first quarter results in 1999 and 1998. This information should be read in conjunction with the financial statements and related notes appearing in this report. The reader is assumed to have access to USBN's Form 10-K for the year ended December 31, 1998, which contains additional information.

This discussion may contain certain forward looking statements, which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those stated. Readers are cautioned not to place undue reliance on those forward-looking statements.

Overview
A performance summary and detailed discussion regarding the first quarter results in 1999 and 1998 follow this table.

       UNITED SECURITY BANCORPORATION AND SUBSIDIARIES
                    PERFORMANCE SUMMARY

                                 Three Months Ended March 31,
                                                     %
($ in thousands)                 1998      1997    Change
Interest income                  $10,612   $10,349   2.5%
Interest expense                   3,714     4,178 -11.1%
                                 -------   -------  -----
Net interest income                6,898     6,171  11.8%
Provision for loan losses            267       220  21.4%
                                 -------   -------  -----
Net interest income after
  provision for loan losses        6,631     5,951  11.4%
Noninterest income                 1,265     1,566 -19.2%
Noninterest expense                4,818     4,546   6.0%
                                 -------   -------  -----
Income before income taxes         3,078     2,971   3.6%
Income taxes                         999       895  11.6%
                                 -------   -------  -----
Net income                       $ 2,079   $ 2,076    .1%
                                 =======   =======  =====
Basic earnings per common share  $   .30   $   .30
Diluted earnings per common share$   .30   $   .30

                        UNITED SECURITY BANCORPORATION

Net Income

USBN reported an increase in net income to $2,079,000 for the first three months of 1999 compared to $2,076,000 for the same period in 1998. Basic and diluted earnings per share were $.30 in 1999 and 1998. 1998 net income included $242,000 or $.03 per share net gain from the sale of property.

Net Interest Income

For the first three months of 1999 net interest income grew 12% to $6,898,000 compared to $6,171,000 in 1998. The increase is due to a combination of growth in the net interest margin to average earning assets from 5.74% to 6.17% and an increase in average earning loans from $321,148,000 to $366,879,000. Average deposits grew from $336 million in 1998 to $359 million in 1999. Deposits declined since the end of the year primarily due to seasonal fluctuation for each of the Banks. This reduction in deposits and the funding of the loan growth was accomplished primarily by reducing overnight cash investments and liquid security investments.

Provision for Loan Losses

The allowance for loan losses is based on management's evaluation of the loan portfolio. The allowance for loan losses is 1.01% of total loans as of March 31, 1999.

Noninterest Income

Noninterest income declined 19% to $1,265,000 from $1,566,000 in 1998. The decline is due to USBN recognizing income of $366,000 in 1998 from the sale of a commercial real estate property. Fees and service charges increased 10% to $626,000 in 1999 due to core deposit activity. Insurance commissions declined slightly to $263,000.

Noninterest Expense

Noninterest expense increased by 6% in 1999 to $4,818,000, which was primarily due to normal growth, expansion and merger related expenses.

                            UNITED SECURITY BANCORPORATION
Year 2000 Issues
The Year 2000 Problem. The century date change creates a problem because some computer programs and systems were designed to store calendar years with only two numbers, rather than four numbers. Computer programs and systems may recognize a date using "00" as 1900 rather than the Year 2000. The extent of the impact of this Year 2000 problem is not yet known and could affect the global economy and every organization. USBN is addressing these issues.

The Challenges faced by USBN. The Year 2000 problem is of concern to USBN and other financial institutions because most financial transactions including interest accruals and payments are date sensitive. The Year 2000 problem could impact all automated systems including automated teller machines, alarm systems, and vaults. Some systems are more difficult to assess and repair.

USBN's State of Readiness. USBN is reviewing its automated systems and business processes to identify and correct any date-related problems that may arise with the change of the century at December 31, 1999. In September, 1998, USBN and the provider of USBN's mainframe computer applications completed an installation and upgrade of the mainframe operating systems to comply with changes for the Year 2000. Testing of the new software will continue through 1999. USBN also continues to review its PC hardware and software and its major automated systems suppliers for Year 2000 compliance. A small number of PCs and PC systems required upgrades, which has been completed.

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

Estimated Costs. The cost of complying with the Year 2000 issues is estimated to be $175,000 including staff time expenses. About
$160,000 of this amount has already been incurred.

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

                           UNITED SECURITY BANCORPORATION
Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Market risks faced by Bank of the West are consistent with the other USBN subsidiary Banks. There have been no material changes in reported market risks faced by USBN since the end of the most recent fiscal year end.

                                Part II

                          Other Information

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits

             None in first quarter 1999.

         (b) Reports on Form 8-K during first quarter 1999

      Date       Item #                 Subject

February 2, 1999 Item 2 United Security Bancorporation completes merger with Bank of the West

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on April
26, 1999.

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