Form 10-Q
period 1999-06-30
UNITED SECURITY BANCORPORATION
filed 1999-08-02
CIK 726990

United States
               U.S. SECURITIES AND EXCHANGE COMMISSION
                         Washington, DC 20549

                              FORM 10-Q

(Mark One)

(  X  )    Quarterly report under Section 13 or 15 (d) of the
Securities
           Exchange Act of 1934

           For the quarterly period ended June 30, 1999 or
                                          -------------

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


The issuer has one class of capital stock, that being common stock. On July 26, 1999, there were 6,939,511 shares of such stock outstanding.

                      UNITED SECURITY BANCORPORATION

                 INDEX TO QUARTERLY REPORT ON FORM 10-Q

                            June 30, 1999

                           Table of Contents

Page
Part I        Financial Information

     Item 1.  Financial Statements

              Consolidated Statements of Condition - June 30, 1999
              and December 31, 1998 . . . . . . . . . . . . . . .
3

              Consolidated Statements of Income - Three Months and
Six
              Months Ended June 30, 1999 and 1998 . . . . . . . .
4

              Consolidated Condensed Statements of Cash Flows -
              Six Months Ended June 30, 1999 and 1998 . . . . . .
5

              Notes to Consolidated Financial Statements  . . . .
6-8

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations . . . . . . . .
9-11

     Item 3.  Quantitative and Qualitative Disclosures About
              Market Risk . . . . . . . . . . . . . . . . . . . .
12

Part II       Other Information

     Item 6.  Exhibits and Reports on Form 8-K  . . . . . . . . .
12

Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . .
13

        3      UNITED SECURITY BANCORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CONDITION

                                              June 30,
December 31,
            ($ in thousands)                     1999
1998
                ASSETS
Cash and due from banks                       $  18,635     $
24,437
Overnight interest bearing deposits with
  other banks                                     2,793
12,166
Federal funds sold
485
                                              ---------     -------
--
  Cash and cash equivalents                      21,428
37,088
Securities                                       57,656
87,350
Loans, net of allowance for loan losses of $3,996
 in 1999 and $3,819 in 1998                     395,608
359,532
Accrued interest receivable                       4,825
4,565
Premises and equipment, net                      11,908
12,145
Foreclosed real estate and other foreclosed
  assets                                          1,472
1,245
Life insurance and salary continuation assets     3,588
3,438
Intangible assets                                 6,382
6,525
Other assets                                      1,227
1,249
                                              ---------     -------
--
TOTAL ASSETS                                  $ 504,094     $
513,137
                                              =========
=========
              LIABILITIES
Noninterest bearing - demand deposits          $ 78,836      $
85,422
Interest bearing:
    NOW and savings accounts                    184,779
198,812
    Time, $100,000 and over                      55,210
53,195
    Other time                                  110,024
115,499
                                              ---------     -------
--
TOTAL DEPOSITS                                  428,849
452,928

Short-term borrowings                            11,825
Capital lease obligations                           701
712
Accrued interest payable                          1,383
1,646
Other liabilities                                 2,656
3,640
                                              ---------     -------
--
TOTAL LIABILITIES                               445,414
458,926
           STOCKHOLDERS' EQUITY
Common stock, no par, shares authorized
  15,000,000; issued and outstanding 6,939,511
  in 1999 and 6,928,522 in 1998                  44,447
41,853
Retained earnings                                14,749
12,162
Accumulated other comprehensive income, net of
  tax                                              (516)
196
                                              ---------     -------
--
TOTAL STOCKHOLDERS' EQUITY                       58,680
54,211
                                              ---------     -------
--
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $ 504,094     $
513,137
                                              =========
=========

The accompanying notes are an integral part of these statements.

            UNITED SECURITY BANCORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF INCOME
                  ($ in thousands, except per share)

                                          Three Months Ended
Year-To-Date
                                              June 30,
June 30,
                                            1999      1998
1999       1998
INTEREST INCOME
  Interest and fees on loans and leases   $ 9,758   $ 9,384
$19,057    $17,965
  Interest on securities                      909     1,406
2,122      2,957
  Other interest income                        86        43
186        260
                                          -------   -------    ----
---    -------
TOTAL INTEREST INCOME                      10,753    10,833
21,365     21,182
                                          -------   -------    ----
---    -------
INTEREST EXPENSE
  Interest on deposits                      3,620     3,963
7,295      7,913
  Interest on borrowings                      192       307
231        535
                                          -------   -------    ----
---    -------
TOTAL INTEREST EXPENSE                      3,812     4,270
7,526      8,448
                                          -------   -------    ----
---    -------
NET INTEREST INCOME                         6,941     6,563
13,839     12,734
  Provision for loan losses                   250       (32)
517        188
                                          -------   -------    ----
---    -------
NET INTEREST INCOME AFTER PROVISION FOR
  LOAN LOSSES                               6,691     6,595
13,322     12,546
                                          -------   -------    ----
---    -------
NONINTEREST INCOME
  Fees and service charges                    654       561
1,280      1,128
  Insurance commissions                       230       261
493        545
  Securities gains/(losses)                    24        39
66         87
  Other                                     1,597       398
1,931      1,065
                                          -------   -------    ----
---    -------
TOTAL NONINTEREST INCOME                    2,505     1,259
3,770      2,825
                                          -------   -------    ----
---    -------
NONINTEREST EXPENSE
  Salaries and employee benefits            2,899     2,794
5,752      5,569
  Occupancy expense, net                      400       358
785        698
  Equipment expense                           349       385
682        741
  Intangible amortization                      95       100
189        209
  Other operating expense                   1,079     1,261
2,232      2,227
                                          -------   -------    ----
---    -------
TOTAL NONINTEREST EXPENSE                   4,822     4,898
9,640      9,444
                                          -------   -------    ----
---    -------
INCOME BEFORE TAXES                         4,374     2,956
7,452      5,927
INCOME TAX EXPENSE                          1,449       958
2,448      1,853
                                          -------   -------    ----
---    -------
NET INCOME                                $ 2,925   $ 1,998    $
5,004    $ 4,074
                                          =======   =======
=======    =======
Basic earnings per common share           $   .42   $   .29    $
 .72    $   .59
Diluted earnings per common share         $   .42   $   .28    $
 .71    $   .58
Basic weighted average shares outstanding 6,939,511 6,898,768
6,935,344  6,897,856
Weighted average shares outstanding       7,025,893 7,070,322
7,028,815  7,066,250

The accompanying notes are an integral part of these statements.

             UNITED SECURITY BANCORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                   YEAR-TO-DATE June 30, 1999 and 1998
                             ($ in thousands)

                                                1999         1998
Cash flows from operating activities:
Net income                                   $ 5,004      $ 4,074
Provision for loan losses                        517          188
Depreciation and amortization                    459          448
(Increase)/decrease in assets and liabilities
  Accrued interest receivable                   (260)        (863)
  Life insurance and salary continuation
   assets                                       (150)        (431)
  Other assets                                   165          170
  Accrued interest payable                      (263)         166
  Other liabilities                             (984)         218
                                             -------      -------
Net cash provided by operating activities      4,488        3,970
                                             -------      -------
Cash flows from investing activities:
Securities:
  Maturities                                  29,541       21,576
  Sales                                        9,902       12,603
  Purchases                                  (10,461)     (13,211)
Net increase in loans                        (36,593)     (36,886)
Sales of premises and equipment                  947          717
Purchases of premises and equipment           (1,169)      (1,200)
Foreclosed real estate activity                 (227)          54
                                             -------      -------
Net cash change in investing activities       (8,060)     (16,347)
                                             -------      -------
Cash flows from financing activities:
Net change in deposits                       (24,079)      (1,321)
Proceeds from short-term borrowings           11,825        2,355
Proceeds from notes payable                                   262
Principal payments on notes payable                        (1,059)
Principal payments on capital lease
  obligations                                    (11)          (9)
Cash received from stock sales                   194          181
Cash dividends and redemption of fractional
  shares                                         (17)         (13)
                                             -------      -------
Net cash provided by financing activities    (12,088)         396
                                             -------      -------
Net change in cash and cash equivalents      (15,660)     (11,981)
Cash and cash equivalents, beginning of year  37,088       41,926
                                             -------      -------
Cash and cash equivalents, end of quarter    $21,428      $29,945
                                             =======      =======

The accompanying notes are an integral part of these statements.

                      UNITED SECURITY BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  Management Statement

The consolidated financial statements include the accounts of United Security Bancorporation and its wholly-owned subsidiaries
(USBN), United Security Bank, Home Security Bank, Bank of Pullman, Grant National Bank, Bank of the West, and USB Insurance Agencies, Inc. after eliminating all significant intercompany balances and transactions. In the opinion of USBN, the accompanying Consolidated Financial Statements present fairly the financial position of USBN as of June 30, 1999 and December 31, 1998, and the related statements of income and cash flows for the three and six month period ended June 30, 1999 and 1998.

Certain reclassifications of 1998 balances have been made to conform with the June 30, 1999 presentation; there was no impact on net income, earnings per share or stockholders' equity. Also per share amounts and weighted average shares outstanding have been retroactively adjusted to reflect previously disclosed stock dividends. Prior reported amounts have been restated to reflect pooling of interests accounting for the Bank of the West (BOW) and Grant National Bank (GNB) mergers. See Note 5 for further information.

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

       7                 UNITED SECURITY BANCORPORATION
NOTE 2.  Securities
Most of the securities are classified as available-for-sale and are stated at fair value, and unrealized holding gains and losses, net of related deferred taxes, are reported as a separate component of stockholders' equity. Gains or losses on available-for-sale securities sales are reported as part of noninterest income based on the net proceeds and the adjusted carrying amount of the securities sold, using the specific identification method.
Carrying amount and fair values at June 30, 1999 and December 31, 1998 were as follows:

                                          June 30, 1999        December
31, 1998
                                    Amortized Fair Financial Amortized
Fair Financial
          ($ in thousands)             Cost  Value Statements Cost
Value Statements
Securities available-for-sale:
U.S. Treasury securities             $ 2,804 $ 2,826 $ 2,826 $ 4,309
$4,401 $ 4,401 Obligations of federal government
  agencies                            16,066  15,743  15,743  26,314
26,443  26,443
Mortgage backed securities            14,398  14,298  14,298  27,949
27,993  27,993
Obligations of states, municipalities
  and political subdivisions           8,395   8,472   8,472   2,061
2,103   2,103
Other securities                      16,025  15,568  15,568  17,646
17,634  17,634
                                     ------- ------- ------- -------  --
----  ------
                                      57,688  56,907  56,907  78,279
78,574  78,574
Securities held-to-maturity:
Obligations of states, municipalities
  and political subdivisions             749     752     749   8,776
9,032   8,776
                                     ------- ------- ------- ------- ---
---- -------
  Total                              $58,437 $57,659 $57,656 $87,055
$87,606 $87,350
                                     ======= ======= ======= =======
======= =======

As of December 31, 1998 Bank of the West had $8,025,000 in securities classified as held-to-maturity. When it merged with USBN these securities were reclassified to available-for-sale. The change is consistent with the classification and interest rate risk policies for the other USBN subsidiary Banks.
NOTE 3.  LOANS
Loan detail by category as of June 30, 1999 and December 31, 1998 were as follows:

            ($ in thousands)                 June 30,
December 31,
                                               1999
1998
Commercial and industrial                    $224,119
$199,798
Agricultural                                   70,661
57,511
Real estate mortgage                           64,004
63,127
Real estate construction                       14,459
14,170
Installment                                    19,604
20,364
Lease financing                                 2,750
3,546
Bank cards and other                            4,817
5,603
                                             --------        ------
--
  Total loans                                 400,414
364,119
Allowance for loan losses                      (3,996)
(3,819)
Deferred loan fees, net of deferred costs        (810)
(768)
                                             --------        ------
--
  Net loans                                  $395,608
$359,532
                                             ========
========

       8                 UNITED SECURITY BANCORPORATION
NOTE 4.  ALLOWANCE FOR LOAN LOSSES
The allowance for loan loss is maintained at levels considered adequate by management to provide for possible loan losses. The allowance is based on management's assessment of various factors affecting the loan portfolio, including problem loans, business conditions and loss experience, and an overall evaluation of the quality of the underlying collateral. Changes in the allowance for loan losses during the three and six months ended June 30, 1999 and 1998 were as follows:

                                Three Months Ended     Year-To-Date
                                    June 30,             June 30,
     ($ in thousands)           1999       1998        1999
1998
Balance, beginning of period    $3,781     $ 3,928     $ 3,819    $
3,869
Provision for loan losses          250         (32)        517
188
Loan charge-offs                  (173)       (215)       (505)
(421)
Loan recoveries                    138         138         165
183
                                ------     -------     -------    -
------
Balance, end of period          $3,996     $3,819      $ 3,996    $
3,819
                                ======     =======     =======
=======

NOTE 5.  Bank of the West (BOW) and Grant National Bank (GNB)
Mergers
On February 1, 1999 USBN completed its merger with BOW. As of February 1, 1999 BOW had approximately $103 million in total assets, $90 million in deposits, $68 million in loans, and $12 million in total equity. 1,749,300 USBN common shares were issued to BOW shareholders for the merger. On July 20, 1998, USBN completed its merger with GNB. As of July 20, 1998 GNB had approximately $32 million in total assets, $29 million in deposits, $22 million in loans, and $3 million in total equity. 468,270 USBN common shares were issued to GNB shareholders for the merger. The pooling of interests accounting method is being used for both of these transactions, which includes restating prior reported amounts to reflect the mergers with BOW and GNB. The effects of the restatement on revenue, net income and stockholders' equity are shown below:

                                         Three Months Ended    Year-To-
Date
       ($ in thousands)                  June 30, 1998         June
30, 1998
Net interest income and noninterest income:
 Original USBN amount reported          $  5,699               $11,323
 BOW                                       1,599                 3,193
 GNB                                         524                 1,043
                                         -------               -------
     As Restated                         $ 7,822               $15,559
Net income:                              =======               =======
 Original USBN amounts reported          $ 1,415               $ 2,805
 BOW                                         515                 1,103
 GNB                                          68                   166
                                         -------               -------
     As Restated                         $ 1,998               $ 4,074
                                         =======               =======
Stockholders' equity:                    December 31, 1998
 Original USBN amounts reported          $42,201
 BOW                                      12,010
                                         -------
     As Restated                         $54,211
                                         =======
                                           8

                        UNITED SECURITY BANCORPORATION

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS
         OF OPERATIONS

The following discussion contains a review of the results of operations and financial condition for second quarter and year-to-date results in 1999 and 1998. This information should be read in conjunction with the financial statements and related notes appearing in this report. The reader is assumed to have access to USBN's Form 10-K for the year ended December 31, 1998, which contains additional information.

This discussion may contain certain forward looking statements, which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those stated. Readers are cautioned not to place undue reliance on those forward-looking statements.

Overview
A performance summary and detailed discussion regarding the second quarter and year-to-date results in 1999 and 1998 follow this table.

       UNITED SECURITY BANCORPORATION AND SUBSIDIARIES
                    PERFORMANCE SUMMARY

                                 Three Months Ended June 30, Year-To-
Date June 30,
                                                     %
%
($ in thousands)                 1998      1997    Change    1999
1998    Change
Interest income                  $10,753   $10,833 -.7%      $21,365
$21,182  0.9%
Interest expense                   3,812     4,270 -10.7%      7,526
8,448  -10.9%
                                 -------   -------  -----    ------- -
------  ------
Net interest income                6,941     6,563   5.8%     13,839
12,734    8.7%
Provision for loan losses            250       (32)-881.3%       517
188  175.0%
                                 -------   -------  -----    ------- -
------  ------
Net interest income after
  provision for loan losses        6,691     6,595   1.5%     13,322
12,546    6.2%
Noninterest income                 2,505     1,259  99.0%      3,770
2,825   33.5%
Noninterest expense                4,822     4,898  -1.6%      9,640
9,444    2.1%
                                 -------   -------  -----    ------- -
------  ------
Income before income taxes         4,374     2,956  48.0%      7,452
5,927   25.7%
Income taxes                       1,449       958  51.3%      2,448
1,853   32.1%
                                 -------   -------  -----    ------- -
------  ------
Net income                       $ 2,925   $ 1,998  46.4%    $ 5,004 $
4,074   22.8%
                                 =======   =======  =====    =======
=======  ======
Basic earnings per common share  $   .42   $   .29  44.8%    $   .72 $
 .59   22.0%
Diluted earnings per common share$   .42   $   .28  50.0%    $   .71 $
 .58   22.4%

                        UNITED SECURITY BANCORPORATION

Net Income

USBN reported an increase in net income to $5,004,000 for the first six months of 1999 compared to $4,074,000 for the same period in 1998. Basic and diluted earnings per share were $.72 and $.71, respectively in 1999. 1999 net income included a net gain of $825,000 or $.12 per share from the sale of the Bank of the West name. Net income for the three months ending June 30, 1999 was $2,925,000, which compares to $1,998,000 for 1998. Diluted earnings per share were $.42 for the three months ended June 30, 1999 compared to $.28 for 1998.

Net Interest Income

For the first half of 1999 net interest income grew 9% to $13,839,000 compared to $12,734,000 in 1998. The increase is due to a combination of growth in the net interest margin to average earning assets from 5.86% to 6.13% and a 13% increase in average loans. Average deposits grew from $417 million in 1998 to $434 million in 1999. Deposits declined since the end of the year primarily due to seasonal fluctuation for each of the Banks. The reduction in deposits and the funding of the loan growth was accomplished primarily by reducing overnight cash investments and liquid security investments.

Provision for Loan Losses

The allowance for loan losses is based on management's evaluation of the loan portfolio. Based on management's review the allowance was reduced during second quarter 1998.

Noninterest Income

Noninterest income increased by 34% to $3,770,000 in 1999. The increase is due to a gain of $1,250,000 from the sale of the Bank of the West name in second quarter 1999. During first quarter 1998 USBN recognized a $366,000 gain from the sale of a commercial real estate property and also recognized a gain of $163,000 from the sale of credit card relationships. Fees and service charges increased 13% to $1,280,000 in 1999 due to core deposit activity.

Noninterest Expense

Noninterest expense increased by only 2% in 1999 to $9,640,000, which was primarily due to normal growth, expansion and merger related expenses. In second quarter 1999 noninterest expense declined 2% to $4,822,000 from $4,898,000 for the same period in 1998.

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

USBN's State of Readiness. USBN is reviewing its automated systems and business processes to identify and correct any date-related problems that may arise with the change of the century at December 31, 1999. In September, 1998, USBN and the provider of USBN's mainframe computer applications completed an installation and upgrade of the mainframe operating systems to comply with changes for the Year 2000. Testing of the new software is complete. USBN also continues to review its PC hardware and software and its major automated systems suppliers for Year 2000 compliance. A small number of PCs and PC systems required upgrades, which has been completed.

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

                               Part II

                          Other Information

Item 4.  Submission of Matters to a Vote of Security Holders
       (a)  Annual meeting of shareholders was held on May 25, 1999.
       (b) Proxies for the annual meeting were solicited pursuant to Regulation 14 under the Act.
       (c)  Matters voted upon at the meeting:

  Election of Directors            For                  Withheld
David C. Blankenship               4,872,715            29,495
William C. Dashiell                4,871,012            31,198
Wesley E. Colley                   4,871,106            31,104
James Rand Elliott                 4,873,926            28,284
Richard C. Emery                   4,869,801            32,409
David E. Frame                     4,873,926            28,284
Robert J. Gardner                  4,872,715            29,495
Robert L. Golob                    4,873,926            28,284
Norman V. McKibben                 4,873,926            28,284
Buddy R. Sampson                   4,872,715            29,495
Keith P. Sattler                   4,873,091            29,119
Dann Simpson                       4,873,926            28,284
Donald H. Swartz, II               4,873,926            28,284
Ronald Wachter                     4,873,871            28,339

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits

             None in second quarter 1999.

         (b) Reports on Form 8-K during second quarter 1999

             None in second quarter 1999.

                        UNITED SECURITY BANCORPORATION

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on July 26, 1999.

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