Form 10-Q
period 1999-09-30
UNITED SECURITY BANCORPORATION
filed 1999-10-29
CIK 726990

United States
               U.S. SECURITIES AND EXCHANGE COMMISSION
                         Washington, DC 20549

                              FORM 10-Q

(Mark One)

(  X  )    Quarterly report under Section 13 or 15 (d) of the
Securities
           Exchange Act of 1934

           For the quarterly period ended September 30, 1999 or
                                          ------------------

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


The issuer has one class of capital stock, that being common stock. On October 18, 1999, there were 6,939,511 shares of such stock outstanding.

                      UNITED SECURITY BANCORPORATION

                 INDEX TO QUARTERLY REPORT ON FORM 10-Q

                           September 30, 1999

                           Table of Contents

Page
Part I        Financial Information

     Item 1.  Financial Statements

              Consolidated Statements of Condition - September 30,
1999
              and December 31, 1998 . . . . . . . . . . . . . . .
3

              Consolidated Statements of Income - Three Months and
Nine
              Months Ended September 30, 1999 and 1998  . . . . .
4

              Consolidated Condensed Statements of Cash Flows -
              Nine Months Ended September 30, 1999 and 1998 . . .
5

              Notes to Consolidated Financial Statements  . . . .
6-8

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations . . . . . . . .
9-11

     Item 3.  Quantitative and Qualitative Disclosures About
              Market Risk . . . . . . . . . . . . . . . . . . . .
12

Part II       Other Information

     Item 6.  Exhibits and Reports on Form 8-K  . . . . . . . . .
12

Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . .
12

        3      UNITED SECURITY BANCORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CONDITION

                                              September 30,
December 31,
            ($ in thousands)                     1999          1998
                ASSETS
Cash and due from banks                       $  20,704     $
24,438
Overnight interest bearing deposits with
  other banks                                    11,344
12,166
Federal funds sold
485
                                              ---------     -------
--
  Cash and cash equivalents                      32,048
37,089
Securities                                       54,397
87,350
Loans, net of allowance for loan losses of $4,217
 in 1999 and $3,819 in 1998                     410,861
359,532
Accrued interest receivable                       5,481
4,565
Premises and equipment, net                      12,279
12,146
Foreclosed real estate and other foreclosed
  assets                                          1,195
1,245
Life insurance and salary continuation assets     3,617
3,438
Intangible assets                                 6,285
6,525
Other assets                                      1,464
1,254
                                              ---------     -------
--
TOTAL ASSETS                                  $ 527,627     $
513,144
                                              =========
=========
              LIABILITIES
Noninterest bearing - demand deposits          $ 79,733      $
85,407
Interest bearing:
    NOW and savings accounts                    200,629
198,812
    Time, $100,000 and over                      58,541
53,195
    Other time                                  111,612
115,499
                                              ---------     -------
--
TOTAL DEPOSITS                                  450,515
452,913

Short-term borrowings                            11,075
636
Capital lease obligations                           696
712
Accrued interest payable                          1,470
1,646
Other liabilities                                 2,683
3,026
                                              ---------     -------
--
TOTAL LIABILITIES                               466,439
458,933
           STOCKHOLDERS' EQUITY
Common stock, no par, shares authorized
  15,000,000; issued and outstanding 6,939,511
  in 1999 and 6,909,167 in 1998                  44,447
41,852
Retained earnings                                17,393
12,163
Accumulated other comprehensive income/(loss),
  Net of tax                                       (652)
196
                                              ---------     -------
--
TOTAL STOCKHOLDERS' EQUITY                       61,188
54,211
                                              ---------     -------
--
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $ 527,627     $
513,144
                                              =========
=========

The accompanying notes are an integral part of these statements.

            UNITED SECURITY BANCORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF INCOME
                  ($ in thousands, except per share)

                                          Three Months Ended
Year-To-Date
                                             September 30,
September 30,
                                            1999      1998
1999       1998
INTEREST INCOME
  Interest and fees on loans and leases   $10,232   $ 9,745
$29,289    $27,710
  Interest on securities                      748     1,216
2,870      4,173
  Other interest income                       194       261
380        521
                                          -------   -------    ----
---    -------
TOTAL INTEREST INCOME                      11,174    11,222
32,539     32,404
                                          -------   -------    ----
---    -------
INTEREST EXPENSE
  Interest on deposits                      3,744     4,231
11,039     12,144
  Interest on borrowings                       94       281
325        816
                                          -------   -------    ----
---    -------
TOTAL INTEREST EXPENSE                      3,838     4,512
11,364     12,960
                                          -------   -------    ----
---    -------
NET INTEREST INCOME                         7,336     6,710
21,175     19,444
  Provision for loan losses                   549       236
1,066        424
                                          -------   -------    ----
---    -------
NET INTEREST INCOME AFTER PROVISION FOR
  LOAN LOSSES                               6,787     6,474
20,109     19,020
                                          -------   -------    ----
---    -------
NONINTEREST INCOME
  Fees and service charges                    611       608
1,891      1,736
  Insurance commissions                       278       272
771        817
  Securities gains/(losses)                              11
66         98
  Other                                       247       326
2,178      1,391
                                          -------   -------    ----
---    -------
TOTAL NONINTEREST INCOME                    1,136     1,217
4,906      4,042
                                          -------   -------    ----
---    -------
NONINTEREST EXPENSE
  Salaries and employee benefits            2,890     2,970
8,642      8,539
  Occupancy expense, net                      369       351
1,154      1,049
  Equipment expense                           308       348
990      1,089
  Intangible amortization                      95        96
284        305
  Other operating expense                   1,056     1,249
3,288      3,476
                                          -------   -------    ----
---    -------
TOTAL NONINTEREST EXPENSE                   4,718     5,014
14,358     14,458
                                          -------   -------    ----
---    -------
INCOME BEFORE TAXES                         3,205     2,677
10,657      8,604
INCOME TAX EXPENSE                            564       852
3,012      2,705
                                          -------   -------    ----
---    -------
NET INCOME                                $ 2,641   $ 1,825    $
7,645    $ 5,899
                                          =======   =======
=======    =======
Basic earnings per common share           $   .38   $   .27    $
1.10    $   .86
Diluted earnings per common share         $   .38   $   .26    $
1.09    $   .84
Basic weighted average shares outstanding 6,939,511 6,880,954
6,936,109  6,876,108
Weighted average shares outstanding       7,036,755 7,025,877
7,030,450  7,042,602

The accompanying notes are an integral part of these statements.

             UNITED SECURITY BANCORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                 YEAR-TO-DATE September 30, 1999 and 1998
                             ($ in thousands)

                                                1999         1998
Cash flows from operating activities:
Net income                                   $ 7,645      $ 5,899
Provision for loan losses                      1,066          424
Depreciation and amortization                    672          695
(Increase)/decrease in assets and liabilities
  Accrued interest receivable                   (916)      (1,007)
  Life insurance and salary continuation
   assets                                       (179)        (805)
  Other assets                                    30         (102)
  Accrued interest payable                      (176)         302
  Other liabilities                             (343)         823
                                             -------      -------
Net cash provided by operating activities      7,799        6,229
                                             -------      -------
Cash flows from investing activities:
Securities:
  Maturities                                  34,435       33,027
  Sales                                       10,150       18,925
  Purchases                                  (12,480)     (25,385)
Net increase in loans                        (52,395)     (39,025)
Sales of premises and equipment                  974          760
Purchases of premises and equipment           (1,779)      (1,592)
Foreclosed real estate activity                   50          293
                                             -------      -------
Net cash change in investing activities      (21,045)     (12,997)
                                             -------      -------
Cash flows from financing activities:
Net change in deposits                        (2,398)      19,907
Proceeds from short-term borrowings           10,439       (3,713)
Principal payments on notes payable                        (1,801)
Principal payments on capital lease
  obligations                                    (16)         (14)
Cash received from stock sales                   197          363
Cash dividends and redemption of fractional
  shares                                         (17)         (76)
                                             -------      -------
Net cash provided by financing activities      8,205       14,666
                                             -------      -------
Net change in cash and cash equivalents       (5,041)       7,898
Cash and cash equivalents, beginning of year  37,089       41,926
                                             -------      -------
Cash and cash equivalents, end of quarter    $32,048      $49,824
                                             =======      =======

The accompanying notes are an integral part of these statements.

                      UNITED SECURITY BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  Management Statement

The consolidated financial statements include the accounts of United Security Bancorporation and its wholly-owned subsidiaries
(USBN), United Security Bank, Home Security Bank, Bank of Pullman, Grant National Bank, AmericanWest Bank, and USB Insurance Agencies, Inc. after eliminating all significant intercompany balances and transactions. In the opinion of USBN, the accompanying Consolidated Financial Statements present fairly the financial position of USBN as of September 30, 1999 and December 31, 1998, and the related statements of income and cash flows for the three and nine-month period ended September 30, 1999 and 1998.

Certain reclassifications of 1998 balances have been made to conform to the September 30, 1999 presentation; there was no impact on net income, earnings per share or stockholders' equity. Also per share amounts and weighted average shares outstanding have been retroactively adjusted to reflect previously disclosed stock dividends. Prior reported amounts have been restated to reflect pooling of interests accounting for the AmericanWest Bank (AWB) merger. See Note 5 for further information.

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

       7                 UNITED SECURITY BANCORPORATION
NOTE 2.  Securities
Most of the securities are classified as available-for-sale and are stated at fair value, and unrealized holding gains and losses, net of related deferred taxes, are reported as a separate component of stockholders' equity. Gains or losses on available-for-sale securities sales are reported as part of noninterest income based on the net proceeds and the adjusted carrying amount of the securities sold, using the specific identification method.
Carrying amount and fair values at September 30, 1999 and December 31, 1998 were as follows:

                                       September 30, 1999
December 31, 1998
                                    Amortized Fair Financial Amortized
Fair Financial
          ($ in thousands)             Cost  Value Statements Cost
Value Statements
Securities available-for-sale:
U.S. Treasury securities             $ 2,804 $ 2,823 $ 2,823 $ 4,309
$4,401 $ 4,401 Obligations of federal government
  agencies                            16,045  15,689  15,689  26,314
26,443  26,443
Mortgage backed securities            11,182  11,003  11,003  27,949
27,993  27,993
Obligations of states, municipalities
  and political subdivisions           8,304   8,338   8,338   2,061
2,103   2,103
Other securities                      16,301  15,796  15,796  17,646
17,634  17,634
                                     ------- ------- ------- -------  --
----  ------
                                      54,636  53,649  53,649  78,279
78,574  78,574
Securities held-to-maturity:
Obligations of states, municipalities
  and political subdivisions             748     751     748   8,776
9,032   8,776
                                     ------- ------- ------- ------- ---
---- -------
  Total                              $55,384 $54,400 $54,397 $87,055
$87,606 $87,350
                                     ======= ======= ======= =======
======= =======

As of December 31, 1998 AmericanWest Bank had $8,025,000 in securities classified as held-to-maturity. When it merged with USBN these securities were reclassified to available-for-sale. The change is consistent with the classification and interest rate risk policies for the other USBN subsidiary Banks.

NOTE 3.  LOANS
Loan detail by category as of September 30, 1999 and December 31, 1998 were as follows:

            ($ in thousands)                 September 30,
December 31,
                                               1999
1998
Commercial and industrial                    $235,089
$199,798
Agricultural                                   71,854
57,511
Real estate mortgage                           64,757
63,127
Real estate construction                       15,190
14,170
Installment                                    21,409
20,364
Bank cards and other                            7,612
9,149
                                             --------        ------
--
  Total loans                                 415,911
364,119
Allowance for loan losses                      (4,217)
(3,819)
Deferred loan fees, net of deferred costs        (833)
(768)
                                             --------        ------
--
  Net loans                                  $410,861
$359,532
                                             ========
========

       8                 UNITED SECURITY BANCORPORATION
NOTE 4.  ALLOWANCE FOR LOAN LOSSES
The allowance for loan loss is maintained at levels considered adequate by management to provide for possible loan losses. The allowance is based on management's assessment of various factors affecting the loan portfolio, including problem loans, business conditions and loss experience, and an overall evaluation of the quality of the underlying collateral. Changes in the allowance for loan losses during the three and nine months ended September 30, 1999 and 1998 were as follows:

                                Three Months Ended     Year-To-Date
                                  September 30,         September
30,
     ($ in thousands)           1999       1998        1999
1998
Balance, beginning of period    $3,996     $ 3,736     $ 3,819    $
3,869
Provision for loan losses          549         236       1,066
424
Loan charge-offs                  (348)       (348)       (853)
(785)
Loan recoveries                     20          46         185
162
                                ------     -------     -------    -
------
Balance, end of period          $4,217     $ 3,670     $ 4,217    $
3,670
                                ======     =======     =======
=======

NOTE 5.  AmericanWest Bank (AWB) Merger
On February 1, 1999 USBN completed its merger with AWB. AWB was formerly known as Bank of the West but sold its name in second quarter 1999. As of February 1, 1999 AWB had approximately $103 million in total assets, $90 million in deposits, $68 million in loans, and $12 million in total equity. 1,749,300 USBN common shares were issued to AWB shareholders for the merger. The pooling of interests accounting method is being used for this transaction, which includes restating prior reported amounts to reflect the merger with AWB. The effects of the restatement on revenue, net income and stockholders' equity are shown below:

                                         Three Months Ended    Year-To-
Date
       ($ in thousands)                  September 30, 1998
September 30, 1998
Net interest income and noninterest income:
 Original USBN amount reported          $  6,291               $18,656
 AWB                                       1,636                 4,830
                                         -------               -------
     As Restated                         $ 7,927               $23,486
                                         =======               =======
Net income:
 Original USBN amounts reported          $ 1,265               $ 4,236
 AWB                                         560                 1,663
                                         -------               -------
     As Restated                         $ 1,825               $ 5,899
                                         =======               =======
Stockholders' equity:                    December 31, 1998
 Original USBN amounts reported          $42,201
 AWB                                      12,010
                                         -------
     As Restated                         $54,211
                                         =======
                                           8

                        UNITED SECURITY BANCORPORATION

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS
         OF OPERATIONS

The following discussion contains a review of the results of operations and financial condition for third quarter and year-to-date results in 1999 and 1998. This information should be read in conjunction with the financial statements and related notes appearing in this report. The reader is assumed to have access to USBN's Form 10-K for the year ended December 31, 1998, which contains additional information.

This discussion may contain certain forward-looking statements, which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those stated. Readers are cautioned not to place undue reliance on those forward-looking statements.

Overview
A performance summary and detailed discussion regarding the third quarter and year-to-date results in 1999 and 1998 follow this table.

            UNITED SECURITY BANCORPORATION AND SUBSIDIARIES
                         PERFORMANCE SUMMARY

                                 Three Months Ended Sept 30, Year-To-
Date Sept 30,
                                                     %
%
($ in thousands)                 1999      1998    Change    1999
1998    Change
Interest income                  $11,174   $11,222   -.4%    $32,539
$32,404    0.4%
Interest expense                   3,838     4,512 -14.9%     11,364
12,960  -12.3%
                                 -------   -------  -----    ------- -
------  ------
Net interest income                7,336     6,710   9.3%     21,175
19,444    8.9%
Provision for loan losses            549       236 132.6%      1,066
424  151.4%
                                 -------   -------  -----    ------- -
------  ------
Net interest income after
  provision for loan losses        6,787     6,474   4.8%     20,109
19,020    5.7%
Noninterest income                 1,136     1,217  -6.7%      4,906
4,042   21.4%
Noninterest expense                4,718     5,014  -5.9%     14,358
14,458   -0.7%
                                 -------   -------  -----    ------- -
------  ------
Income before income taxes         3,205     2,677  19.7%     10,657
8,604   23.9%
Income taxes                         564       852 -33.8%      3,012
2,705   11.3%
                                 -------   -------  -----    ------- -
------  ------
Net income                       $ 2,641   $ 1,825  44.7%    $ 7,645 $
5,899   29.6%
                                 =======   =======  =====    =======
=======  ======
Basic earnings per common share  $   .38   $   .27  40.7%    $  1.10 $
 .86   27.9%
Diluted earnings per common share$   .38   $   .26  46.2%    $  1.09 $
 .84   29.8%

                        UNITED SECURITY BANCORPORATION

Net Income

USBN reported an increase in net income to $7,645,000 for the first nine months of 1999 compared to $5,899,000 for the same period in 1998. Basic and diluted earnings per share were $1.10 and $1.09, respectively in 1999. Basic and diluted earnings per share were $.86 and $.84, respectively in 1998. 1999 net income included a net gain of $825,000 or $.12 per share from the sale of the Bank of the West name. Net income for the three months ending September 30, 1999 was $2,641,000, which compares to $1,825,000 for 1998.
Third quarter earnings were improved by a $400,000 tax credit from the renovation of a historical property, which reduced income tax expense. Diluted earnings per share were $.38 for the three months ended September 30, 1999 compared to $.26 for 1998.

Net Interest Income

For the first nine months of 1999 net interest income grew 9% to $21,175,000 compared to $19,444,000 in 1998. The increase is due to a combination of growth in the net interest margin to average earning assets from 5.85% to 6.16% and a 14% increase in average loans. Average deposits grew from $424 million in 1998 to $436 million in 1999.

Provision for Loan Losses

The allowance for loan losses is based on management's evaluation of the loan portfolio. The provision for loan losses was increased during third quarter 1999 due to loan growth.

Noninterest Income

Noninterest income increased by 21% to $4,906,000 in 1999. The increase is due to a gain of $1,250,000 from the sale of the Bank of the West name in second quarter 1999. During 1998 USBN recognized a $366,000 gain from the sale of a commercial real estate property and also recognized a gain of $209,000 from the sale of credit card relationships.

Noninterest Expense

Noninterest expense had a slight decline for the first nine months in 1999 to $14,358,000. For the third quarter noninterest expense declined 6% primarily due to Grant National Bank merger expense in 1998.

Income Tax Expense

Income tax expense was lower in third quarter 1999 due to a $400,000 tax credit for the renovation of a historical property.

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

Estimated Costs. The cost of complying with the Year 2000 issues is estimated to be $175,000 including staff time expenses. About
$170,000 of this amount has already been incurred.

USBN's Contingency Plans. USBN is in the process of developing and implementing contingency plans to handle the most reasonably likely worst-case scenarios. Since these worst case scenarios are difficult or even impossible to predict at this time, these contingency plans are particularly challenging. USBN intends to develop contingency plans that are reasonably necessary to address the Year 2000 problem and to revise them as necessary on an ongoing basis until the problem is confronted and resolved.

                           UNITED SECURITY BANCORPORATION
Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Market risks faced by AmericanWest Bank are consistent with the other USBN subsidiary Banks. There have been no material changes in reported market risks faced by USBN since the end of the most recent fiscal year end.

                                Part II

                          Other Information

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits

             None in third quarter 1999.

         (b) Reports on Form 8-K during third quarter 1999

             None in third quarter 1999.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on October 18, 1999.

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