Form 10-K
period 1999-12-31
UNITED SECURITY BANCORPORATION
filed 2000-03-21
CIK 726990

                                 United States
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

       [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1999
                                      OR
       [_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
          For the transition period from _____________ to ____________

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

                          Common Stock, no par value
                              Title of each class

Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period as the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [_]

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the stock closing prices on stock at February 29, 2000, was approximately $70,641,000. The number of shares of common stock outstanding at such date was 7,561,218.

Documents incorporated by reference. Portions of the United Security Bancorporation Definitive Proxy Statement are incorporated by reference into
Part III of the Form 10-K.

                 ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR
                            ENDED DECEMBER 31, 1999

                               TABLE OF CONTENTS

PART I                                                                                       Page
     Item 1.  Business.....................................................................    3

     Item 2.  Properties...................................................................   19

     Item 3.  Legal Proceedings............................................................   21

     Item 4.  Submission of Matters to a Vote of Security Holders..........................   21

PART II

     Item 5.  Market for Registrant's Common Equity and Related Stockholder
               Matters.....................................................................   21

     Item 6.  Selected Financial Data......................................................   22

     Item 7.  Management's Discussion and Analysis of Financial Condition and
               Results of Operations.......................................................   23

     Item 7A. Quantitative and Qualitative Disclosures About Market Risk...................   28

     Item 8.  Financial Statements and Supplementary Data..................................   29

     Item 9.  Changes in and Disagreements with Accountants on Accounting
               and Financial Disclosure....................................................   29

PART III

     Item 10.  Directors and Executive Officers of the Registrant..........................   30

     Item 11.  Executive Compensation......................................................   30

     Item 12.  Security Ownership of Certain Beneficial Owners and
                Management.................................................................   30

     Item 13.  Certain Relationships and Related Transactions..............................   30

PART IV

     Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K............   30

SIGNATURES.................................................................................   31

                                    PART I

Item 1.  Business.

United Security Bancorporation

United Security Bancorporation (USBN) is a multi-bank holding company headquartered in Spokane, Washington. USBN owns five banks, United Security Bank (Washington) (USB), Home Security Bank (Washington) (HSB), Bank of Pullman (Idaho) (BOP), Grant National Bank (Washington) (GNB), and AmericanWest Bank (Washington) (AWB) (collectively, Banks), and also owns USB Insurance (Washington) (an insurance agency). USBN conducts its banking business through thirty-seven branches located in communities throughout eastern Washington, including Spokane and two branches in Moscow, Idaho. USBN focuses its banking and other services on individuals, professionals, and small to medium sized businesses in diversified industries throughout its service area. At December 31, 1999, USBN had total consolidated assets of $527.7 million, loans of $422.6 million and deposits of $452.9 million. USBN was founded in 1983 and has been profitable in every year since its inception. USBN is listed on NASDAQ under the symbol "USBN".

The Banks

USB was formed in 1974 and serves customers in Spokane and northeastern Washington from fifteen branches. HSB was formed in 1989 and serves customers in southeastern Washington from eight branches. BOP was acquired in 1997 and serves customers in eastern Washington with six branches and two branches in Moscow, Idaho. GNB was merged in 1998 and serves customers in central eastern Washington with two branches. AWB was merged in 1999 and serves customers in southeastern Washington with four branches. The Banks offer a full range of financial services to commercial and individual customers, including short-term and medium-term loans, revolving credit facilities, inventory and accounts receivable financing, equipment financing, residential and small commercial construction lending, agricultural lending, mortgage lending, equipment leasing, various savings programs, checking accounts, installment and personal loans, and bank credit cards. The Banks also provide a broad range of depository and lending services to commercial, industrial and agricultural enterprises, governmental entities and individuals. The Banks' deposit taking and lending activities are primarily directed to the communities in which their branches are located. The Banks' primary marketing focus is on small to medium-sized businesses and professionals in these communities.

The loan portfolios of the Banks consist primarily of commercial, agricultural, real estate (both mortgage and construction loans) and installment loans. At December 31, 1999, virtually all of the loans originated by the Banks were within the Banks' principal service areas.

USBN is committed to the needs of the local communities it serves, and strives to provide a high level of personal and professional service to its customers. Management believes USBN's involvement, its understanding of its service area and its local decision-making abilities give it a distinct advantage over larger banking institutions. USBN is well positioned to provide loans to small and medium sized businesses because of USBN's direct knowledge of its customers' businesses and the communities it serves. USB, HSB, BOP, GNB and AWB provide personalized, quality financial service to its customers, which has enabled them to maintain a stable and relatively low-cost retail deposit base.

USB Insurance

USB Insurance began operations in April 1987 and is engaged in selling a full line of insurance and financial products such as annuities and mutual funds on an agency basis to individuals, commercial, industrial and agricultural enterprises from locations in Colville, Chewelah and Kettle Falls, Washington. Total revenues of USB Insurance for the year ended December 31, 1999 were $997,000 as compared to revenues of $1,070,000 in 1998.

Business Strategy

USBN's business strategy is to continue to build a growing, profitable community banking and financial services network by emphasizing high quality customer service and by focusing on the financial needs of consumers and small to medium-sized businesses. USBN intends to pursue an aggressive growth strategy, the key components of which include:

     .    Increasing market share in existing markets
     .    Expanding the markets served through new branch openings and acquisitions
     .    Providing superior customer service

USBN is completing a Strategic Plan. It is the vision of USBN to be, and to be recognized as, the premier financial services company in the markets we serve. It is the mission of USBN to provide all employees with a positive environment in which to maximize their contribution to our success and attain their career goals; in order to be responsive to customer needs, and partner in helping individuals and businesses in our markets achieve their financial goals; in order to optimize long-term shareholder value and to provide a superior rate of return on shareholder investment.

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

The consolidation of the banking industry in recent years has resulted in centralized loan approval in the larger financial institutions with which USBN competes. This has resulted in inconvenience and reduced service to small business and individual customers of these institutions, and has created opportunities for smaller, locally-focused institutions, such as banks, which can approve credit and offer other customized banking services within each branch. USBN maintains local loan officers having the authority to approve large loans.

Expand Markets Served through New Branch Openings and Acquisitions. USBN intends to expand its presence in eastern and central Washington by opening new branches and possibly acquiring other financial institutions in markets not currently served by the Banks. During 1999 USB opened branches in four supermarket locations in Spokane and in January 2000 a branch in North Spokane. HSB opened a branch in Richland, Washington in the Columbia Center. BOP built a new branch in Moscow, Idaho replacing its old branch and also opened a supermarket branch in Moscow, Idaho.

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

AmericanWest Bank. On February 1, 1999 USBN completed its merger with AmericanWest Bank (AWB), Walla Walla, Washington. AWB was previously known as Bank of the West, but sold the use of its name in 1999 for $1,250,000. AWB has become the fifth wholly owned Bank subsidiary of USBN. AWB has four branches located in Southeastern Washington. As of February 1, 1999 AWB had approximately $103 million in assets, $68 million in loans, $90 million in deposits and $12 million in equity. 1,749,300 USBN shares were issued to AWB shareholders for the merger. The pooling-of-interests accounting method is used for the transaction, which includes restating prior, reported amounts to reflect the merger with AWB.

Grant National Bank. On July 20, 1998 USBN issued 468,270 common shares in exchange for all of the outstanding shares of GNB. As of July 20, 1998 GNB had approximately $32 million in assets, $29 million in deposits, $22 million in loans, and $3.4 million in total equity. The-pooling of-interests accounting method is used for the transaction, which includes restating prior, reported amounts to reflect the merger with GNB.

Bank of Pullman. On October 20, 1997 USBN acquired Bank of Pullman for $11,955,000. BOP is located in the commercial center for the Palouse, the winter wheat growing region in Eastern Washington, and home of Washington State University. The acquisition was accounted for as a purchase transaction. Accordingly, the results of operations of BOP are included with USBN for periods subsequent to the date of acquisition. The acquisition increased assets by $64 million, intangible assets by $4.8 million, and deposits by $55 million as of December 31, 1997.

Five Branches. On July 18, 1997 USBN purchased five branches from a commercial bank. HSB purchased three branches located in Mabton, Naches, and Walla Walla, Washington. USB purchased two branches located in Davenport and Moses Lake, Washington. The acquisitions increased deposits by approximately $35 million, premises and equipment by $1.9 million, and intangible assets by $2.1 million.

During 1999 USB and GNB consolidated two branches across the street from each other in Moses Lake, Washington with a GNB Moses Lake branch remaining. Also HSB and AWB consolidated two downtown Walla Walla branches into one remaining AWB downtown Walla Walla branch.

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

Lending Activities

USBN's loan portfolio consists primarily of commercial loans, agricultural loans, real estate mortgage loans, residential real estate and other construction loans, consumer installment loans and bank card loans. At December 31, 1999, USBN had total loans outstanding of $423 million, which equals 93.3% of the USBN's deposits and 80.1% of its assets. Approximately $180 million of the loans were originated by USB, $89 million by HSB, $41 million by BOP, $26 million by GNB, and $87 million by AWB. Virtually all of the loans held by USBN were to borrowers within the Banks' principal market areas. See loan category amounts for five years in Item 6, selected financial data.

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

Agricultural Loans. Agricultural loans primarily consist of farm loans to finance operating expenses. These loans generally mature within one year, have adjustable rates and are secured by farm real estate, equipment, crops or livestock. Since agricultural loans present certain risks not associated with other types of lending, the policy of the Banks has been to make such loans generally only to agricultural producers with diverse crops, thereby mitigating the risk of loss attributable to a crop failure or the deterioration of commodity prices. USBN has not experienced the drought conditions suffered in portions of the eastern United States during 1999.

Mortgage Loans. Mortgage loans include various types of loans for which USBN holds real property as collateral. These loans include adjustable and fixed rate first mortgage loans secured by one to four family residential properties, second mortgage loans secured by one to four family residential properties, and loans secured by multifamily (five or more) residential properties. Mortgage loans typically mature in one to five years and require payments on amortization schedules ranging from one year to twenty years.

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

Installment and Other Loans. Installment loans are primarily automobile and home equity loans. Consumer loans generally have maturities of five years or less, and fixed interest rates. Other loans consist of personal lines of credit and bank card advances. Personal lines of credit generally have maturities of one year or less, and fixed interest rates. Bankcard advances are generally due within 30 days and bear interest at rates that vary from time-to-time.

Interest Rates. The interest rates earned on loans vary with the degree of risk and amount of the loan, and are further subject to competitive pressures, money market rates, the availability of funds and government regulations. Approximately 34% of the loans in USBN's portfolio have interest rates that float with the lending Bank's reference rate, which is in turn based on various indices such as the rates of interest charged by money center banks.

Lending and Credit Management. USB, HSB, BOP, GNB, and AWB follow loan policies, which have been approved by each Bank's board of directors and are overseen by USBN. The policies establish levels of loan commitment by loan type, and credit review and grading criteria, and other matters such as loan administration, loans to affiliates, costs, problem loans and loan loss reserves, and related items. Loans are typically reviewed and graded on a monthly basis.

All loan applications are processed at the Banks' branch lending offices. Designated officers in accordance with the respective guidelines and underwriting policies of the Banks approve all loan applications. Credit limits generally vary according to the type of loan and the individual loan officer's experience. The maximum current loan limits available to any one individual vary from $25,000 to $2,500,000 per loan. In addition, five individuals currently can combine their credit authority, to a maximum of $750,000 for USB, $500,000 for HSB, $500,000 for BOP, $500,000 for GNB, and $2,500,000 for AWB
with respect to certain loans. Loans in excess of the above amounts require the approval of the board of directors of the lending Bank.

Under applicable federal and state law, permissible loans to one borrower by either of the Banks are also limited. The Banks, as a matter of policy, do not extend credit to any single borrower in excess of $3,200,000, $1,350,000, $900,000, $430,000, and $2,500,000 for USB, HSB, BOP, GNB, and AWB,
respectively.

To accommodate borrowers whose financing needs exceed their lending limits, the Banks can sell loan participations to one another or to outside participants. At December 31, 1999, 1998 and 1997, the outstanding balance of loan participations sold outside USBN was $17,053,000, $18,349,000, and $24,091,000, respectively.

Secondary Mortgage Sales. USBN sells mortgage loans in the secondary market as a correspondent and a broker. USBN offers a variety of products for refinance and purchases; and is approved to originate FHA and VA loans. The majority of loans originated in 1999 were fixed rate single-family loans. Such loans were sold on a servicing released basis. USB does not retain mortgage-servicing responsibilities. AWB retains servicing for the mortgage loans it sells, which was $3.8 million sold in 1999. In 1999, USB sold $20.6 million in mortgage loans, consisting of $20.1 million of fixed rate residential loans and $.5 million of adjustable rate residential loans.

Nonperforming Assets. The following table provides information for USBN's nonperforming assets.

                                                                                  Year Ended December 31,
                         ($ in thousands)                            1999       1998       1997       1996       1995
  Nonperforming loans:
     Nonaccrual loans                                               $5,875     $1,481     $2,220     $  472     $  777
     Accrual loans 90 days or more past due                            489        664        982        496        671
                                                                  --------     ------     ------     -------    -------
          Total nonperforming loans                                  6,364      2,145      3,202        968      1,448
  Other real estate owned and other repossed assets                  1,179      1,245      1,167        205        370
                                                                  --------     ------     ------     -------    -------
          Total nonperforming assets                                $7,543     $3,390     $4,369     $1,173     $1,818
                                                                  ========     ======     ======     =======    =======

Allowance for loan losses                                           $4,349     $3,819     $3,869     $2,906     $2,154
Ratio of total nonperforming assets to total assets                   1.43%      0.66%      0.90%      0.33%      0.61%
Ratio of total nonperforming loans to total loans                     1.51%      0.59%      1.01%      0.38%      0.69%
Ratio of allowance for loan losses to total nonperforming loans       68.3%     178.0%     120.8%     300.2%     148.8%


USBN's nonperforming loans consist of nonaccruing loans and accruing loans 90 days or more past due. Accruing loans 90 days or more past due remain on an accrual basis because they are adequately collateralized and in the process of collection. For nonaccrual loans no interest is taken into income unless received in cash or until such time as the borrower demonstrates an ability to resume payments of principal and interest. Interest previously accrued, but not collected is reversed and charged against income at the time a loan is placed in nonaccrual status. The increase in nonperforming and nonaccrual loans in 1999 is primarily due to loans to one borrower for a combined use project (condo/retail/office) currently under redevelopment near downtown Spokane.

Real estate properties acquired through, or in lieu of, loan foreclosure are to be sold and are initially recorded at fair value at the date of foreclosure establishing a new cost basis. After foreclosure, management periodically performs valuations and the real estate is carried at the lower of carrying amount or fair value less cost to sell. Real estate properties and other repossessed assets of USBN had a book value of $1,179,000 as of December 31, 1999, consisting primarily of commercial and chattel property.

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

The following table sets forth information regarding changes in USBN's allowance for loan losses as follows:

                                                                                       Year ended December 31
                         ($ in thousands)                           1999          1998         1997          1996          1995
Balance of allowance for loan losses at beginning of period       $  3,819      $  3,869     $  2,906      $  2,154      $  2,000
Charge-offs
     Commercial                                                        755           348          526           360           114
     Agricultural                                                                    213          112                         170
     Real estate                                                       210           157          272
     Installment                                                       199           220          191            87            41
     Other                                                              84           126           35            61            65
                                                                  --------      --------     --------      --------      --------
          Total charge-offs                                          1,248         1,064        1,136           508           390

Recoveries
     Commercial                                                        119           167          293            59            16
     Agricultural                                                                                               173           119
     Real estate                                                        40            22           37                          17
     Installment                                                        30            31           14             6             9
     Other                                                              12            10                          1             4
                                                                  --------      --------     --------      --------      --------
          Total recoveries                                             201           230          344           239           165

Net charge-offs                                                      1,047           834          792           269           225
Provision for loan losses                                            1,577           784        1,055         1,021           379
Allowance acquired through acquisition                                                            700
                                                                  --------      --------     --------      --------      --------
Balance of allowance for loan losses at end of period             $  4,349      $  3,819     $  3,869      $  2,906      $  2,154
                                                                  ========      ========     ========      ========      ========

Ratio of net charge-offs to average loans                             0.27%         0.24%        0.29%         0.11%         0.12%
Average loans and leases outstanding during the period            $394,132      $344,470     $276,180      $237,112      $195,623

The following table sets forth the allowance for loan losses by loan category, based on management's assessment of the risk associated with such categories as of the dates indicated, and summarizes the percentage of gross loans in each category to total gross loans.

                                                                       December 31,
                                   1999               1998               1997                1996                 1995
                              Amount of          Amount of          Amount of           Amount of            Amount of
      ($ in thousands)        Allowance    %     Allowance      %   Allowance      %    Allowance     %      Allowance     %
Commercial                       $2,535    58%      $2,040     53%     $1,863     48%      $1,401    48%        $1,003    46%
Agricultural                        688    16%         658     17%        691     18%         535    18%           401    19%
Real estate-mortgage                685    16%         662     17%        813     21%         572    20%           413    19%
Real estate-construction            152     3%         149      4%        104      3%         113     4%           119     6%
Installment                         218     5%         214      6%        265      7%         200     7%           165     8%
Other                                71     2%          96      3%        133      3%          85     3%            53     2%
                           ------------------    ----------------    ---------------     --------------      ---------------
     Total                       $4,349   100%      $3,819    100%     $3,869    100%      $2,906   100%        $2,154   100%
                           ==================    ================    ===============     ==============      ===============

Investments

Management of the investment portfolio is consolidated into a single investment committee of USBN, which comprises USBN's President and Chief Executive Officer, Vice President and Chief Financial Officer, and the Presidents of USB, HSB, BOP, GNB and AWB. The investment committee of USBN is responsible for reviewing and approving the investment strategies and recommendations of each of the Banks, consistent with USBN's asset/liability and investment policy.

The following table sets forth the carrying value, by type, of the securities in USBN's portfolio at December 31, 1999, 1998 and 1997.

                                                                             December 31,
                      ($ in thousands)                           1999           1998            1997
U.S. Treasury and other U.S. Government agencies                  $27,611        $58,588         $ 80,385
States of the U.S. and political subdivisions                       8,870         10,879           14,473
Other securities                                                   16,660         17,883            8,106
                                                              -----------        -------         --------
     Total securities                                             $53,141        $87,350         $102,964
                                                              ===========        =======         ========

At December 31, 1999, the amortized cost of USBN securities exceeded market value by $1,529,000. As of December 31, 1998 and 1997, the market value of USBN's investment portfolio exceeded its amortized cost by $297,000 and $73,000, respectively. No portion of USBN's investment portfolio is invested in derivative securities (being securities whose value derives from the value of an underlying security or securities, or market index of underlying securities' values), and to USBN's knowledge, no portion of any mutual fund held in USBN's investment portfolio was invested in derivative securities.

The following table sets forth the carrying values, maturities and approximate average aggregate yields of securities in USBN's investment portfolio by type at December 31, 1999.

                            Type and Maturity
                            ($ in thousands)                                   Yield          Amount
U.S. Treasury and other U.S. government agencies and corporations:
     1 year or less                                                                 6.20%        $ 3,673
     Over 1 through 5 years                                                         6.07%         19,368
     Over 5 through 10 years                                                        6.30%         12,784
     Over 10 years                                                                  6.69%             19
                                                                                              ----------
          Total                                                                     6.16%         35,844
                                                                                              ----------

States and political subdivisions
     1 year or less                                                                 7.73%          1,311
     Over 1 through 5 years                                                         7.04%          3,142
     Over 5 through 10 years                                                        7.89%          2,512
     Over 10 Years                                                                  8.40%          1,687
                                                                                              ----------
          Total                                                                     7.66%          8,652
                                                                                              ----------

Other securities:
     1 year or less                                                                 6.60%          5,615
     Over 1 through 5 years                                                         6.19%            573
     Over 5 through 10 years                                                        6.58%          2,457
     Over 10 years
                                                                                              ----------
          Total                                                                     6.56%          8,645
                                                                                              ----------

Total investment securities:
     1 year or less                                                                 6.60%         10,599
     Over 1 through 5 years                                                         6.19%         23,083
     Over 5 through 10 years                                                        6.58%         17,753
     Over 10 years                                                                  8.38%          1,706
                                                                                              ----------
          Total                                                                     6.47%        $53,141
                                                                                              ==========

The yields for tax-exempt securities have been computed on a tax equivalent basis using an assumed tax rate of 34%. Maturities are estimated using payment speeds as of December 31, 1999.

Deposits

USBN's primary source of funds has historically been customer deposits. The Banks strive to maintain a high percentage of noninterest-bearing deposits, which are low cost funds and result in higher interest margins. At December 31, 1999, 1998, and 1997, USBN's ratios of noninterest-bearing deposits to total deposits were 18.2%, 18.9%, and 19.0%, respectively.

USBN offers a variety of accounts designed to attract both short-term and long-term deposits from its customers. These accounts include negotiable order of withdrawal ("NOW") accounts, money market investment accounts, savings accounts, and certificates of deposit and other time deposits. Interest-bearing accounts earn interest at rates established by management of the Banks, based on competitive market factors and management's desire to increase or decrease certain types or maturities of deposits consistent with the Banks policies. USBN has not sought brokered deposits and does not intend to do so in the future.

The following table sets forth the average balances for each major category of deposit and the weighted-average interest rate paid for deposits in 1999, 1998 and 1997.

                                                                  Year Ended December 31,
                                                          1999                        1998             1997
                                             Average   Interest     Average   Interest     Average   Interest
             ($ in thousands)                Balance     Rate       Balance     Rate       Balance     Rate
Interest-bearing demand deposits             $146,190      3.62%    $131,555      4.29%    $114,477      4.19%
Savings deposits                               47,227      2.84%      46,477      3.04%      33,360      3.42%
Time deposits                                 168,168      4.96%     173,405      5.30%     134,094      5.49%
Noninterest-bearing demand deposits            79,050                 78,853                 60,765
                                           ----------             ----------          -------------
     Total                                   $440,635               $430,290               $342,696
                                           ==========             ==========          =============

The following table shows the amounts and maturities of certificates of deposit that had balances of more than $100,000 at December 31, 1999, 1998 and 1997.

                                                                                      December 31,
                          ($ in thousands)                                1999            1998            1997
Certificates of Deposit over $100,000 with remaining maturity:
  Less than three months                                                 $   31,705       $  24,058        $ 20,642
  Three months to one year                                                   20,668          26,511          23,935
  Over one year                                                               4,057           2,626           2,931
                                                                        -----------      ----------       ---------
     Total                                                               $   56,430       $  53,195        $ 47,508
                                                                        ===========      ==========       =========

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

USB competes for deposits and banking business in northeastern Washington from fifteen locations in Chewelah, Colville, Davenport, Kettle Falls, Ione, and Spokane. The Bank's market area encompasses Stevens, Ferry, Lincoln, Pend Oreille, and Spokane Counties. USB competes against two commercial banks and one mutual savings bank in Stevens County, one commercial bank and one credit union in Ferry County, four commercial banks, and five commercial banks and two credit unions in Lincoln County and two commercial banks and one credit union in Pend Oreille County. In Spokane County, USB competes against approximately seven commercial banks, two mutual savings banks, several credit unions and savings and loans.

HSB serves customers in southeastern and southcentral Washington from locations in Mabton, Naches, Sunnyside, Prosser, Richland and Yakima. The Bank's market area encompasses Franklin, Yakima and the western portion of Benton County. HSB competes against commercial banks, savings and loans, and credit unions in its market area.

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

AWB serves customers in Southeastern Washington in Walla Walla and Columbia Counties. AWB has four branches located in Walla Walla, Dayton, Eastgate and Waitsburg, Washington. AWB competes principally with commercial banks, savings and loan associations, credit unions, mortgage companies, and other financial institutions. The major commercial bank competitors are the regional banks that have a branch or branches within AWB's primary trade areas.

Employees

As of December 31, 1999, USBN had 293 employees, of which 88 were employed by USB, 51 HSB, 50 by BOP, 18 by GNB, 48 by AWB, 16 by USB Insurance, and 22 by the Parent Company, United Security Bancorporation. None of USBN's employees are covered by a collective bargaining agreement. In a January 2000 Strategic Planning meeting the USBN Board of Directors agreed to the following:
"... provide all employees with a positive environment in which to maximize their contribution to our success and attain their career goals." United Security Bancorporation is located at 9506 N. Newport Hwy. Spokane, WA 99218 and the telephone number is 509-467-6949.

Supervision and Regulation

The following generally refers to certain significant statutes and regulations affecting its subsidiary banking industry. These references are only intended to provide brief summaries and, therefore, are not complete and are qualified by the statutes and regulations referenced. Changes in applicable laws or regulations may have a material effect on the business and prospects of USBN. The operations of USBN may also be affected by changes in the policies of banking and other government regulators. USBN cannot accurately predict the nature or extent of the effects on its business and earnings that fiscal or monetary policies, or new federal or state laws, may have in the future.

Changes in Banking Laws and Regulations

The laws and regulations that affect banks and bank holding companies have
recently undergone significant changes.   On November 12, 1999, the president
signed into law the Financial Services Modernization Act of 1999. Generally, the act (i) repeals the historical restrictions on preventing banks from affiliating with securities firms, (ii) provides a uniform framework for the activities of banks, savings institutions and their holding companies, (iii) broadens the activities that may be conducted by national banks and banking subsidiaries of bank holding companies, (iv) provides an enhanced framework for protecting the privacy of consumers' information and (v) addresses a variety of other legal and regulatory issues affecting both day-to-day operations and long-term activities of financial institutions.

Bank holding companies are permitted to engage in a wider variety of financial activities than permitted under previous law, particularly with respect to insurance and securities activities. In addition, in a change from previous law, bank holding companies will be in a position to be owned, controlled or acquired by any company engaged in financially related activities, so long as such company meets certain regulatory requirements. The act also permits national banks (and, in states with wildcard statutes, certain state banks), either directly or through operating subsidiaries, to engage in certain non-banking financial activities.

USBN does not believe that the act will negatively affect the operations of it or its subsidiaries. However, to the extent the legislation permits banks, securities firms and insurance companies to affiliate, the financial services industry may experience further consolidation. This consolidation could result in a growing number of larger financial institutions that offer a wider variety of financial services than USBN currently offers and that can aggressively compete in the markets currently served by USBN and its subsidiary banks.

General. As a bank holding company, USBN is subject to the Bank Holding Company Act of 1956 ("BHCA"), as amended, which places USBN under the supervision of the Board of Governors of the Federal Reserve. USBN must file annual reports with the Federal Reserve and must provide it with such additional information as it may require. In addition, the Federal Reserve periodically examines USBN and its subsidiary banks.

In general, the BHCA limits bank holding company business to owning or controlling banks and engaging in other banking-related activities. Bank holding companies must obtain the FRB's approval before they: (1) acquire direct or indirect ownership or control of any voting shares of any bank that results in total ownership or control, directly or indirectly, of more than 5% of the voting shares of such bank; (2) merge or consolidate with another bank holding company; or (3) acquire substantially all of the assets of any additional banks. Subject to certain state laws, such as age and contingency laws, a bank holding company that is adequately capitalized and adequately managed may acquire the assets of both in-state and out-of-state banks. Under the Financial Modernization Act of 1999, a bank holding company may apply to the FRB to become a financial holding company, and thereby engage (directly or through a subsidiary) in certain activities deemed financial in nature, such as securities brokerage and insurance underwriting.

Control of Nonbanks. With certain exceptions, the BHCA prohibits bank holding companies from acquiring direct or indirect ownership or control of voting shares in any company that is not a bank or a bank holding company unless the FRB determines that the activities of such company are incidental or closely related to the business of banking. If a bank holding company is well-capitalized and meets certain criteria specified by the FRB, it may engage de novo in certain permissible nonbanking activities without prior FRB approval.

Control Transactions. The Change in Bank Control Act of 1978, as amended, requires a person (or group of persons acting in concert) acquiring "control" of a bank holding company to provide the FRB with 60 days' prior written notice of the proposed acquisition. Following receipt of this notice, the FRB has 60 days within which to issue a notice disapproving the proposed acquisition, but the FRB may extend this time period for up to another 30 days. An acquisition may be completed before expiration of the disapproval period if the FRB issues written notice of its intent not to disapprove the transaction. In addition, any "company" must obtain the FRB's approval before acquiring 25% (5% if the "company" is a bank holding company) or more of the outstanding shares or otherwise obtaining control over USBN.

Transactions with Affiliates. USBN and its subsidiary banks are deemed affiliates within the meaning of the Federal Reserve Act, and transactions between affiliates are subject to certain restrictions. Accordingly, USBN and its subsidiary banks must comply with Sections 23A and 23B of the Federal Reserve Act. Generally, Sections 23A and 23B (1) limit the extent to which a financial institution or its subsidiaries may engage in "covered transactions" with an affiliate, as defined, to an amount equal to 10% of such institution's capital and surplus and an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital and surplus, and (2) require all transactions with an affiliate, whether or not "covered transactions," to be on terms substantially the same, or at least as favorable to the institution or subsidiary, as those provided to a non-affiliate. The term "covered transaction" includes the making of loans, purchase of assets, issuance of a guarantee and other similar types of transactions.

Regulation of Management. Federal law (1) sets forth the circumstances under which officers or directors of a financial institution may be removed by the institution's federal supervisory agency; (2) places restraints on lending by an institution to its executive officers, directors, principal stockholders, and their related interests; and (3) prohibits management personnel from serving as a director or in other management positions with another financial institution which has assets exceeding a specified amount or which has an office within a specified geographic area.

Tie-In Arrangements. USBN and its subsidiary banks cannot engage in certain tie-in arrangements in connection with any extension of credit, sale or lease of property or furnishing of services. For example, with certain exceptions, neither USBN nor its subsidiary banks may condition an extension of credit on either (1) a requirement that the customer obtain additional services provided by it or (2) an agreement by the customer to refrain from obtaining other services from a competitor.

The FRB has adopted significant amendments to its anti-tying rules that: (1) removed FRB-imposed anti-tying restrictions on bank holding companies and their non-bank subsidiaries; (2) allow banks greater flexibility to package products with their affiliates; and (3) establish a safe harbor from the tying restrictions for certain foreign transactions. These amendments were designed to enhance competition in banking and nonbanking products and to allow banks and their affiliates to provide more efficient, lower cost service to their customers. However, the impact of the amendments on USBN and its subsidiary banks is unclear at this time.

State Law Restrictions. As a Washington business corporation, USBN may be subject to certain limitations and restrictions as provided under applicable Washington corporate law. In addition, Washington banking law may restrict certain activities of its subsidiary banks.

General. With the exception of GNB and BOP, USBN's subsidiary banks are subject to regulation by the State of Washington and the Federal Deposit Insurance Corporation (FDIC). As an Idaho banking corporation, Bank of Pullman is subject to regulation by the State of Idaho and the FDIC. As a national banking association, Grant National Bank is subject to regulation by the Office of the Comptroller of the Currency. The federal and state laws that apply to USBN's subsidiary banks regulate, among other things, the scope of their business, their investments, their reserves against deposits, the timing of the availability of deposited funds and the nature and amount of and collateral for loans. The laws and regulations governing its subsidiary banks generally have been promulgated to protect depositors and not to protect stockholders of the subsidiary banks or its holding company.

CRA. The Community Reinvestment Act (the "CRA") requires that, in connection with examinations of financial institutions within their jurisdiction, regulators must evaluate the record of the financial institutions in meeting the credit needs of their local communities, including low and moderate-income neighborhoods, consistent with the safe and sound operation of those banks. These factors are also considered in evaluating mergers, acquisitions, and applications to open a branch or facility.

Insider Credit Transactions. Banks are also subject to certain restrictions imposed by the Federal Reserve Act on extensions of credit to executive officers, directors, principal shareholders, or any related interests of such persons. Extensions of credit (i) must be made on substantially the same terms, including interest rates and collateral, and follow credit underwriting procedures that are not less stringent than those prevailing at the time for comparable transactions with persons not covered above and who are not employees; and (ii) must not involve more than the normal risk of repayment or present other unfavorable features. Banks are also subject to certain lending limits and restrictions on overdrafts to such persons. A violation of these restrictions may result in the assessment of substantial civil monetary penalties on the affected bank or any officer, director, employee, agent, or other person participating in the conduct of the affairs of that bank, the imposition of a cease and desist order, and other regulatory sanctions.

FDICIA. Under the Federal Deposit Insurance Corporation Improvement Act of 1991 (the "FDICIA"), each federal banking agency has prescribed, by regulation, noncapital safety and soundness standards for institutions under its authority. These standards cover internal controls, information systems, and internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits, such other operational and managerial standards as the agency determines to be appropriate, and standards for asset quality, earnings and stock valuation. An institution, which fails to meet these standards, must develop a plan acceptable to the agency, specifying the steps that the institution will take to meet the standards. Failure to submit or implement such a plan may subject the institution to regulatory sanctions. Management of USBN believes that its subsidiary banks meets all such standards, and therefore, does not believe that these regulatory standards materially affect USBN's business operations.

Interstate Banking and Branching. The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Act") permits nationwide interstate banking and branching under certain circumstances. This legislation generally authorizes interstate branching and relaxes federal law restrictions on interstate banking. Currently, bank holding companies may purchase banks in any state, and states may not prohibit such purchases. Additionally, banks are permitted to merge with banks in other states as long as the home state of neither merging bank has "opted out." The Interstate Act requires regulators to consult with community organizations before permitting an interstate institution to close a branch in a low-income area.

Under recent FDIC regulations, banks are prohibited from using their interstate branches primarily for deposit production. The FDIC has accordingly implemented a loan-to-deposit ratio screen to ensure compliance with this prohibition.

With regard to interstate bank mergers, Washington has "opted in" to the Interstate Act and allows in-state banks to merge with out-of-state banks subject to certain aging requirements. Washington law generally authorizes the acquisition of an in-state bank by an out-of-state bank through merger with a Washington financial institution that has been in existence for at least 5 years prior to the acquisition. With regard to interstate bank branching, out-of-state banks that do not already operate a branch in Washington may not establish de novo branches in Washington or establish and operate a branch by acquiring a branch in Washington.

Deposit Insurance. The deposits of its subsidiary banks are currently insured to a maximum of $100,000 per depositor through its subsidiary banks Insurance Fund ("BIF") administered by the FDIC. All insured banks are required to pay semi-annual deposit insurance premium assessments to the FDIC.

The FDICIA included provisions to reform the Federal Deposit Insurance System, including the implementation of risk-based deposit insurance premiums. The FDICIA also permits the FDIC to make special assessments on insured depository institutions in amounts determined by the FDIC to be necessary to give it adequate assessment income to repay amounts borrowed from the U.S. Treasury and other sources, or for any other purpose the FDIC deems necessary. The FDIC has implemented a risk-based insurance premium system under which banks are assessed insurance premiums based on how much risk they present to the BIF. Banks with higher levels of capital and a low degree of supervisory concern are assessed lower premiums than banks with lower levels of capital or a higher degree of supervisory concern.

Dividends. The principal source of USBN's cash revenues is dividends received from its subsidiary banks. The payment of dividends is subject to government regulation, in that regulatory authorities may prohibit banks and bank holding companies from paying dividends, which would constitute an unsafe or unsound banking practice. In addition, a bank may not pay cash dividends if that payment could reduce the amount of its capital below that necessary to meet minimum applicable regulatory capital requirements. Other than the laws and regulations noted above, which apply to all banks and bank holding companies, neither USBN nor its subsidiary banks are currently subject to any regulatory restrictions on its dividends.

Capital Adequacy. Federal bank regulatory agencies use capital adequacy guidelines in the examination and regulation of bank holding companies and banks. If capital falls below minimum guideline levels, the holding company or bank may be denied approval to acquire or establish additional banks or nonbank businesses or to open new facilities.

The FDIC and Federal Reserve use risk-based capital guidelines for banks and bank holding companies. These are designed to make such capital requirements more sensitive to differences in risk profiles among banks and bank holding companies, to account for off-balance sheet exposure and to minimize disincentives for holding liquid assets. Assets and off-balance sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items. The guidelines are minimums, and the Federal Reserve has noted that bank holding companies contemplating significant expansion programs should not allow expansion to diminish their capital ratios and should maintain ratios well in excess of the minimum. The current guidelines require all bank holding companies and federally-regulated banks to maintain a minimum risk-based total capital ratio equal to 8%, of which at least 4% must be Tier I capital. Tier I capital for bank holding companies includes common shareholders' equity, certain qualifying perpetual preferred stock and minority interests in equity accounts of consolidated subsidiaries, less intangibles except as described above.

The Federal Reserve also employs a leverage ratio, which is Tier I capital as a percentage of total assets less intangibles, to be used as a supplement to risk-based guidelines. The principal objective of the leverage ratio is to constrain the maximum degree to which a bank holding company may leverage its equity capital base. The Federal Reserve requires a minimum leverage ratio of 3%. However, for all but the most highly rated bank holding companies and for bank holding companies seeking to expand, the Federal Reserve expects an additional cushion of at least 1% to 2%.

FDICIA created a statutory framework of supervisory actions indexed to the capital level of the individual institution. Under regulations adopted by the FDIC, an institution is assigned to one of five capital categories depending on its total risk-based capital ratio, Tier I risk-based capital ratio, and leverage ratio, together with certain subjective factors. Institutions which are deemed to be "undercapitalized" depending on the category to which they are assigned are subject to certain mandatory supervisory corrective actions. USBN does not believe that these regulations have any material effect on their operations.

Effects of Government Monetary Policy. The earnings and growth of USBN are affected not only by general economic conditions, but also by the fiscal and monetary policies of the federal government, particularly the Federal Reserve. The Federal Reserve can and does implement national monetary policy for such purposes as curbing inflation and combating recession, but its open market operations in U.S. government securities, control of the discount rate applicable to borrowings from the Federal Reserve, and establishment of reserve requirements against certain deposits, influence the growth of bank loans, investments and deposits, and also affect interest rates charged on loans or paid on deposits. The nature and impact of future changes in monetary policies and their impact on USBN and its subsidiary banks cannot be predicted with certainty.

Securities Registration and Reporting. The common stock of USBN is registered as a class with the SEC under the 1934 Act and thus is subject to the periodic reporting and proxy solicitation requirements and the insider-trading restrictions of that Act. In addition, the securities issued by USBN are subject to the registration requirements of the 1933 Act and applicable state securities laws unless exemptions are available. The periodic reports, proxy statements, and other information filed by USBN with the SEC are available at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. USBN is an electronic filer with the SEC and the USBN filings may be obtained at the SEC website (http://www.sec.gov).

Item 2.  Properties.

At December 31, 1999, USBN owned or leased facilities in thirty-eight locations including thirty-six in eastern Washington and two in Moscow, Idaho. A description of the property is as follows:

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

USBN owns the USB Kettle Falls branch located at Juniper and Highway 395 and leases this facility to USB for a branch and USB Insurance, square footage of approximately 4,200 and 475, respectively. The building was purchased in 1982. Interior renovation was completed in 1999.

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

In 1997 USB purchased its branch located in Davenport at 639 Morgan St. The building has approximately 1,350 square feet. A drive-up facility and renovation was completed in 1999.

In 1997 USB constructed the Liberty Lake branch located at 1221 N. Liberty Lake Road. The building has approximately 1,900 square feet. The land is leased through June 2017.

In 1997 USB constructed the Qualchan branch located at 4233 S. Cheney Spokane Road. The building has approximately 1,900 square feet. The land is leased through June 2017.

USB opened four grocery store branches in Spokane in 1999. Each location was renovated and has approximately 800 square feet.

USBN leased a 9,000 square feet building at 1611 Geiger Blvd., Spokane for a Computer/Processing Center in 1999. The space is in the process of being renovated.

USBN owns the HSB branch located in Sunnyside at 322 S. 6th Street. The building was originally purchased in 1992 and has approximately 5,120 square feet. This is the headquarters location for HSB. A drive-up facility and a renovation were completed in 1999.

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

HSB opened a branch at the Columbia Center in Richland, Washington in 1999. The building is leased and has approximately 2,700 square feet.

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

BOP built a new branch at 605 S. Jackson in Moscow, Idaho, with approximately 3,000 square feet. It is on leased land and was opened in 1999.

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

BOP opened a grocery store branch in Moscow, Idaho in 1999. It has approximately 800 square feet.

GNB has two facilities. Its main branch and administrative offices is located at 261 Basin SW in Ephrata, Washington. It has approximately 6,000 square feet. It was built in 1989 and is leased from an association comprised of 6 of GNB's Directors. The other branch is located at 322 S. Division Street, Moses Lake, Washington. It was built by GNB in 1996 and has approximately 2,400 square feet. In 1999 GNB acquired the loans and deposits of the USB Moses Lake branch combining the two branches in the GNB location.

AWB has four facilities. The downtown Walla Walla branch occupies approximately 24,000 square feet. It houses the headquarters of AWB. It is a historic site built in 1905. AWB purchased the building in 1981. AWB built its Dayton, Washington branch in 1995, which contains approximately 2,400 square feet. The Eastgate branch building was built in 1977 and updated in 1993 has approximately 4,000 square feet. AWB purchased the Waitsburg branch building in 1988. It contains approximately 2,800 square feet.

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

No matters were submitted to a vote of USBN's shareholders during the fourth quarter of 1999.

                                    PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

Market Information. The Common Stock is quoted on the Nasdaq National Market System (NASDAQ) under the symbol "USBN". The following table sets out the high and low bid prices per share for the Common Stock for 1999 and 1998 as reported by NASDAQ.

                                                         1999                     1998
                                                     High          Low         High       Low
First Quarter                                        $14.09       $10.00       $18.95     $14.18
Second Quarter                                       $12.73       $10.68       $19.01     $16.53
Third Quarter                                        $15.00       $11.82       $17.87     $13.23
Fourth Quarter                                       $14.09       $ 9.77       $15.29     $11.57

Per share amounts have been adjusted giving retroactive effect to stock dividends.

Holders. The number of holders of common stock of record on February 29, 2000 was approximately 3,000.

Dividends. USBN has declared and paid the following dividends subsequent to January 1, 1997: On February 25, 1997 USBN issued a 10% stock split-up. On February 10, 1998 and February 26, 1999, and February 24, 2000, USBN paid 10% stock dividends. GNB paid cash dividends of $57,000 and $49,000 in 1998 and 1997, respectively.

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

Item 6.  Selected Financial Data.

The following table sets forth certain selected consolidated financial data of USBN at and for the years ended December 31:

($ in thousands, except per share amounts)             1999            1998            1997            1996            1995
Net interest income                                  $   28,474      $   26,475      $   21,696      $   18,947      $   15,409
Provision for loan losses                                 1,577             784           1,055           1,021             379
Noninterest income                                        5,912           4,977           4,833           3,986           4,622
Noninterest expense                                      19,209          19,764          14,905          13,956          12,151
Income before income tax expense                         13,600          10,904          10,569           7,956           7,501
Income tax expense                                        3,888           3,521           3,346           2,539           2,004
Net income                                                9,712           7,383           7,223           5,417           5,497
Basic earnings per common share                      $     1.27      $     0.98      $     0.96      $     0.72      $     0.82
Diluted earnings per common share                    $     1.26      $     0.95      $     0.94      $     0.71      $     0.81
Return on average assets                                   1.90%           1.49%           1.78%           1.65%           1.98%
Return on average equity                                  16.58%          14.66%          16.30%          14.65%          18.78%
Assets                                               $  527,726      $  513,144      $  486,778      $  353,256      $  296,396
Securities                                               53,141          87,350         102,964          47,519          49,758
Loans:
  Commercial and industrial                             246,796         199,798         153,344         123,814          98,717
  Agricultural                                           67,025          57,511          56,899          47,331          39,422
  Real estate mortgage                                   66,690          63,127          66,959          50,602          40,598
  Real estate construction                               14,781          14,170           8,588           9,954          11,677
  Installment                                            21,190          20,364          21,843          17,698          16,204
  Other loans                                             6,939           9,149          10,962           7,465           5,208
     Total loans                                        423,421         364,119         318,595         256,864         211,826
Allowance for loan loss to loans percentage                1.03%           1.05%           1.22%           1.13%           1.02%
Deposits                                                452,899         452,913         425,094         305,368         256,699
Borrowings                                                8,198           1,348          11,284           3,242             767
Stockholders' equity                                     62,922          54,211          46,174          38,485          35,775
Equity to assets ratio                                    11.92%          10.56%           9.49%          10.89%          12.07%
Basic weighted average shares                         7,630,919       7,570,706       7,538,401       7,514,784       6,739,790

See Results of Operations for a description of the nonrecurring items in 1999, 1998 and 1997. In addition 1996 net earnings were reduced by an operational loss of $568,000 or $.08 per share. This expense was recovered in 1997 except for a $50,000 insurance policy deductible. In 1995 net earnings were improved $780,000 or $.12 basic earnings per share by net life insurance proceeds from the death of a key employee.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
               of Operations.

Overview

USBN's net income is derived primarily from net interest income of the Banks, which is the difference between interest earned on their loan and investment portfolios and their cost of funds, primarily interest paid on deposits and borrowings. For the years ended December 31, 1999, 1998, and 1997, USBN's average net interest margins were 6.1%, 5.9%, and 6.0%, respectively. Prior reported amounts have been restated to reflect the merger with AWB using the pooling-of-interests accounting method.

Net income is also affected by levels of provisions for loan losses, noninterest income (primarily service charges on deposits, insurance commissions, and other operating income) and noninterest expenses (primarily salaries and benefits, occupancy expense, data processing cost, legal and professional services expense, business and occupation tax, and other operating expenses). For the three years ended December 31, 1999, 1998, and 1997, the provision for loan losses was $1,577,000, $784,000, and $1,055,000, respectively. Net charge-offs during the year ended December 31, 1999 was $1,047,000 as compared to $834,000 and $792,000 during 1998 and 1997, respectively.

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

                                                                                  Year Ended December 31,
                                                           1999                          1998                          1997
                                             Average                       Average                       Average
                ($ in thousands)             Balance   Interest    %       Balance   Interest    %       Balance   Interest    %
                    Assets
Loans                                        $394,132   $39,728  10.08%    $344,470   $37,393  10.86%    $276,180   $30,253  10.95%
Taxable securities                             52,505     3,237   6.17%      75,270     4,689   6.23%      52,404     3,435   6.55%
Nontaxable securities                          10,421       725   6.96%      12,714       973   7.65%      13,876     1,033   7.44%
Federal funds sold and overnight
  time deposits                                 7,775       420   5.40%      18,470       958   5.19%      23,537     1,288   5.47%
                                            --------------------------    --------------------------     -------------------------
  Total interest earning assets               464,833   $44,110   9.49%     450,924   $44,013   9.76%     365,997   $36,009   9.84%
                                                        ==============                ==============                ==============
Noninterest earning assets                     46,007                        44,839                        31,715
                                            ---------                     ---------                      --------
  Total assets                               $510,840                      $495,763                      $397,712
                                            =========                     =========                      ========
              Liabilities
Interest-bearing demand deposits             $146,190   $ 5,286   3.62%    $131,555   $ 5,639   4.29%    $114,477   $ 4,801   4.19%
Savings deposits                               47,227     1,342   2.84%      46,477     1,412   3.04%      33,360     1,140   3.42%
Time deposits                                 168,168     8,335   4.96%     173,405     9,198   5.30%     134,094     7,365   5.49%
                                            --------------------------------------------------------     -------------------------
  Total interest-bearing deposits             361,585    14,963   4.14%     351,437    16,249   4.62%     281,931    13,306   4.72%
Short-term borrowings                           6,503       401   6.17%       4,823       282   5.85%       3,750       224   5.97%
Long-term borrowings                              701        70   9.99%       5,361       676  12.61%       4,796       432   9.01%
                                            --------------------------------------------------------     -------------------------
  Total interest-bearing liabilities          368,789   $15,434   4.19%     361,621   $17,207   4.76%     290,477   $13,962   4.81%
                                                        ==============                ==============                ==============
Noninterest bearing demand deposits            79,050                        78,853                        60,765
Other noninterest bearing liabilities           4,407                         4,919                         4,432
                                            ---------                     ---------                      --------
  Total liabilities                           452,246                       445,393                       355,674

      Stockholders' Equity                     58,594                        50,370                        42,038
                                            ---------                     ---------                      --------
  Total liabilities and stockholders'
  equity                                     $510,840                      $495,763                      $397,712
                                            =========                     =========                      ========
Net interest income                                     $28,676   5.30%               $26,806   5.00%               $22,047   5.03%
                                                        ==============                ==============                ==============
Net interest margin to average
  earning assets                                                  6.17%                         5.94%                         6.02%
                                                                  ====                          ====                          ====

Nonaccrual loans are included with loan balances. In the above table tax-exempt securities income has been presented using a tax equivalent basis and an assumed tax rate of 34%.

The following table illustrates the changes in USBN's net interest income due to changes in volumes and interest rates.

                                                                 1999 vs 1998                           1998 vs 1997
                                                         Increase (decrease) in net interest income due to changes in
                  ($ in thousands)                     Volume       Rate       Total       Volume      Rate      Total
INTEREST EARNING ASSETS
Loans                                                  $ 5,391     ($3,056)   $ 2,335       $7,481     ($341)    $7,140
Securities                                              (1,613)        (87)    (1,700)       1,463      (269)     1,194
Federal funds sold and overnight time deposits            (555)         17       (538)        (277)      (53)      (330)
                                                    ---------------------------------       ---------------------------
     Total interest earning assets                       3,223      (3,126)        97        8,667      (663)     8,004
                                                    ---------------------------------       ---------------------------

INTEREST BEARING LIABILITIES
Interest-bearing demand deposits                           627        (980)      (353)         716       122        838
Savings deposits                                            23         (93)       (70)         448      (176)       272
Time deposits                                             (278)       (585)      (863)       2,159      (326)     1,833
                                                    ---------------------------------       ---------------------------
     Total interest bearing deposits                       372      (1,658)    (1,286)       3,323      (380)     2,943
Short-term debt                                             98          21        119           64        (6)        58
Long-term debt                                            (588)        (18)      (606)          51       193        244
                                                    ---------------------------------       ---------------------------
     Total interest bearing liabilities                   (118)     (1,655)    (1,773)       3,438      (193)     3,245
                                                    ---------------------------------       ---------------------------
Total increase (decrease) in net interest income       $ 3,341     ($1,471)   $ 1,870       $5,229     ($470)    $4,759
                                                    =================================       ===========================

The change in interest income and interest expense due to changes in both volume and rate, which cannot be segregated, has been allocated proportionately to the change due to volume and the change due to rate.

The following table presents the aggregate maturities of loans in each major category of the USBNs' loan portfolio at December 31, 1999. Actual maturities may differ from the contractual maturities shown below as a result of renewals and prepayments.

                                                     Aggregate Maturities at December 31, 1999
                                                Less than        One to        Over five
             ($ in thousands)                    one year      five years        years         Total
Commercial, financial and agricultural             $100,726       $110,768       $102,327      $313,821
Real estate-mortgage                                  8,230         38,542         19,918        66,690
Real estate-construction                             12,340          2,441                       14,781
Installment                                           5,980         12,464          2,746        21,190
Other                                                 3,876          3,063                        6,939

                                               --------------------------------------------------------
     Total                                         $131,152       $167,278       $124,991      $423,421
                                               ========================================================

Results of Operations

Years Ended December 31, 1999, 1998 and 1997
--------------------------------------------

                United Security Bancorporation and Subsidiaries
                              Performance Summary


                                                                                                                  % Change
               ($ in thousands, except per share)                              1999       1998        1997      1999       1998
Interest income                                                              $ 43,908   $ 43,682    $ 35,658     0.52%     22.50%
Interest expense                                                               15,434     17,207      13,962   -10.30%     23.24%
                                                                             -------------------------------   -----------------
    Net interest income                                                        28,474     26,475      21,696     7.55%     22.03%
Provision for loan losses                                                       1,577        784       1,055   101.15%    -25.69%
                                                                             -------------------------------   -----------------
    Net interest income after provision for loan losses                        26,897     25,691      20,641     4.69%     24.47%
Noninterest income                                                              5,912      4,977       4,833    18.79%      2.98%
Noninterest expense                                                            19,209     19,764      14,905    -2.81%     32.60%
                                                                             -------------------------------   -----------------
    Income before income taxes                                                 13,600     10,904      10,569    24.72%      3.17%
Income taxes                                                                    3,888      3,521       3,346    10.42%      5.23%
                                                                             -------------------------------   -----------------
    Net income                                                               $  9,712   $  7,383    $  7,223    31.55%      2.22%
                                                                             ===============================   =================
Basic earnings per common share                                              $   1.27   $   0.98    $   0.96    29.59%      2.08%
Diluted earnings per common share                                            $   1.26   $   0.95    $   0.94    32.63%      1.06%

USBN's net income was $9,712,000 in 1999, $7,383,000 in 1998, and $7,223,000 in
1997. Basic earnings per share were $1.27, $.98, and $.96 for 1999, 1998, and 1997, respectively. Diluted earnings per share were $1.26, $.95, and $.94 in 1999, 1998, and 1997, respectively.

USBN completed its merger with AmericanWest Bank (AWB) effective February 1, 1999. At the time of the merger AWB was known as Bank of the West, but in June 1999 it received $1,250,000 for the sale of its name. The income from the sale of the name added $825,000 to net income or $.11 per share. As of February 1, 1999 AWB had approximately $103 million in total assets, $90 million in deposits, $68 million in loans, and $12 million in total equity. 1,749,300 USBN shares were issued to AWB shareholders for the merger. The pooling-of-interests accounting method is being used for the transaction, which includes restating prior, reported amounts to reflect the merger with AWB.

USBN completed its merger with Grant National Bank (GNB) effective July 20, 1998, and issued 468,270 common shares in exchange for all of the outstanding shares of GNB. As of July 20, 1998 GNB had approximately $32 million in assets, $29 million in deposits, $22 million in loans, and $3.4 million in total equity. The pooling-of-interests accounting method is being used for the transaction, which includes restating prior, reported amounts to reflect the merger with GNB. For 1998 nonrecurring items netted out to an insignificant impact on net earnings.

In 1997, USBN recovered from its insurance provider $796,000 for a theft by a former employee of its bank subsidiary, Home Security Bank. After income taxes the recovery improved 1997 net income by $525,000 or $.07 per share.

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

Return on average assets was 1.90%, 1.49%, and 1.78% for 1999, 1998, and 1997, respectively. Return on average equity was 16.58%, 14.66%, and 16.30% for 1999, 1998, and 1997, respectively. Without the nonrecurring items described above, return on assets would have been 1.74%, 1.49%, and 1.68% for 1999, 1998, and 1997, respectively. Return on equity would have been 15.17%, 14.66%, and 17.18% for 1999, 1998, and 1997, respectively.

Net Interest Income. Net interest income increased 8% to $28,474,000 in 1999 compared to 1998. The increase in 1998 was 22% to $26,475,000 over 1997 results. The net interest income improvements were primarily the result of loan volume increases in 1999 and 1998. USBN's net interest margin to average earning assets was 6.17%, 5.94%, and 6.02% in 1999, 1998, and 1997, respectively. As market interest rates declined in late 1998 and early 1999 the yield on earning assets declined 3% in 1999 to 9.49% from 9.76% in 1998. This was more than offset by the decline in interest-bearing liabilities cost from 4.76% to 4.19%. The result was a net interest margin improvement from 5.94% to 6.17% in 1999. The USBN improvement in net interest income due to loan volume was $5,391,000 and $7,481,000 for 1999 and 1998, respectively. The decline in the loan net interest income due to interest rate decreases was $3,056,000 and $341,000 in 1999 and 1998, respectively.

Noninterest Income. Noninterest income, which consists of fees and service charges, insurance commissions, securities gains and losses, and other income, increased 19% in 1999 to $5,912,000 from $4,977,000 in 1998 and from $4,833,000 in 1997. A gain on the sale of the Bank of the West name was included in 1999 income. Fees and service charges for banking services increased by 6% in 1999 reaching $2,482,000. Insurance commissions and gains on securities sales were down in 1999. Other income was lower in 1999 because of nonrecurring income in 1998 from the sale of commercial property and merchant credit card relationships, which was offset by a loss on the sale of a branch building. Insurance proceeds of $796,000 were included in 1997 noninterest income for the recovery of an employee theft.

Noninterest Expense. Noninterest expense declined by 3% in 1999 to $19,209,000 after increasing by 33% in 1998 to $19,764,000. The 1999 decline was significant because USBN opened 6 new branches in 1999, while consolidating and closing 2 branches. The number of employees increased 4% in 1999 to 293, while salaries and benefits expense were nearly identical in 1999 and 1998. Occupancy expense increased with the new locations. Noninterest expense was higher in 1998 primarily due to GNB and AWB merger expense.

Income Tax Expense. Income tax expense was reduced in 1999 due to a $400,000 tax credit for the renovation of a historical property.

Forward Looking Statements. The following discussions contain "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (PLSRA). USBN desires to take advantage of the "safe harbor" provisions of the PLSRA as they apply to forward looking statements. USBN's ability to predict the results of future plans is inherently uncertain, and is subject to factors that may cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements.

Impact of the Year 2000 Issue. The rollover into the Year 2000 occurred without any disruption to USBN and it does not anticipate any problems during 2000. However, USBN continues to be vigilant monitoring its loan portfolio and customer base for potential emerging problems.

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

The Banks may borrow on a short-term basis to compensate for reductions in other sources of funds. Bank borrowings may also be used on a longer-term basis to support expanded lending activities and to match the maturity of repricing intervals of assets. At December 31, 1999 USBN had approximately $66 million of unused lines of credit available for liquidity purposes.

USBN's total stockholders' equity increased to $62,922,000 at December 31, 1999, from $54,211,000 at December 31, 1998 and $46,174,000 at December 31, 1997. At
December 31, 1999, stockholders' equity was 11.92% of total assets, compared to 10.56% at December 31, 1998. At December 31, 1999, USBN held cash and cash-equivalent assets of $26.0 million. At December 31, 1999, virtually all of USBN's securities ($53 million) were available-for-sale.

The capital levels of USBN and each of the Banks exceed applicable regulatory well-capitalized guidelines at December 31, 1999.

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

New Accounting Pronouncements. In June 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 137 entitled Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of SFAS Statement No. 133. The statement amends SFAS No. 133 to defer its effective date to all fiscal quarters of all fiscal years beginning after June 15, 2000. Management does not believe the adoption of this statement will have a material effect on USBN's financial condition or results of operation.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

Market Risk

Management considers interest rate risk to be a market risk that could have a significant effect on the financial condition and results of operations of USBN. USBN does not use derivatives including forward and futures contracts, options, and swaps to manage its market and interest rate risks. All of USBN's transactions are denominated in U.S. dollars. Approximately 34% of USBN's loan portfolio has interest rates, which float with the lending Bank's reference interest rate. Fixed rate loans are generally made with a term of five years or less. General economic conditions, regulatory policy and competition in the marketplace affect interest income and cost of funds. The Banks' operating strategies focus on asset/liability management. The purpose of asset/liability management ("ALM") is to provide stable net interest income growth by protecting the Banks and USBN's earnings from undue interest rate risk. Each of the Banks follows an ALM policy for controlling exposure to interest rate risk. The ALM policy is established by a committee in each Bank and is reviewed, approved and administered by the asset/liability committee of USBN. The ALM policy is also designed to maintain an appropriate balance between rate-sensitive assets and liabilities in order to maximize interest rate spreads. The Banks monitor the sensitivity of their assets and liabilities with respect to changes in interest rates and maturities, and direct the allocation of their funds accordingly. The strategy of each Bank has been to maintain, to the extent possible, a balanced position between assets and liabilities, and to place emphasis on the sensitivity of its assets.

The following table presents estimated maturity or pricing information indicating USBN's exposure to interest rate changes as of December 31, 1999. The expected maturities take into consideration historical and estimated principal prepayments for loans and securities. Principal prepayments are the amounts of principal reduction in addition to contractual amortization. Fixed-rate and variable-rate loans are expected to have payment rates of 35%, 25%, 15%, 15%, and 10% for the following five years, respectively. Securities principal payments are based on payment speeds as of December 31, 1999. The expected maturities for financial liabilities with no stated maturity reflect historical and estimated future roll-off rates. The anticipated annual roll-off rates for noninterest bearing deposits, interest-bearing demand deposits and savings deposits are 15%. The interest rates disclosed are based on rates from 1999 results. Fair values are based on the calculations used in accordance with generally accepted accounting principles as disclosed in the financial statements.

Year ended December 31, 1999                                           Expected maturity                               Fair
        ($ in thousands)                        2000      2001      2002     2003      2004    Thereafter    Total     Value
Financial Assets
Cash and due from banks                       $ 21,387                                                     $ 21,387  $ 21,387
Time deposits with other banks                   4,632                                                        4,632     4,632
 Weighted average interest rate                                                                                5.40%
Securities                                      10,599    12,850     5,750    2,483     2,000      19,459    53,141    53,133
 Weighted average interest rate                                                                                6.30%
Fixed rate loans                                97,317    69,512    41,707   41,704    27,808               278,048   269,519
 Weighted average interest rate                                                                               10.25%
Variable rate loans                             50,579    36,128    21,677   21,677    14,450               144,511   144,511
 Weighted average interest rate                                                                                9.76%
Financial Liabilities
Noninterest bearing deposits                    12,345    12,345    12,345   12,345    12,345      20,574    82,299    82,299
Interest-bearing demand deposits                22,553    22,553    22,553   22,553    22,553      37,590   150,355   150,355
 Weighted average interest rate                                                                                3.62%
Savings deposits                                 6,924     6,924     6,924    6,924     6,924      11,538    46,158    46,158
 Weighted average interest rate                                                                                2.84%
Time deposits                                  152,567    18,747     1,200    1,035       493          45   174,087   172,811
 Weighted average interest rate                                                                                4.96%
Short-term borrowings                            7,508                                                        7,508     7,508
                                                                                                               6.17%
Net of financial assets and liabilities        (17,383)   57,921    26,112   23,007     1,943     (50,288)
Cumulative net amount                          (17,383)   40,538    66,650   89,657    91,600      41,312
Percentage of total assets                       -3.29%     7.68%    12.63%   16.99%    17.36%       7.83%

The above table presents information about USBN's interest sensitivity; it does not predict future earnings. USBN uses budgeting and earnings projections to forecast earnings under different interest rate projections. It requires assumptions about the projection of loan and securities prepayments, loan originations and liability funding sources, which may be inaccurate. Weighted average interest rates by expected maturity are not available.

Item 8. Financial Statements and Supplementary Data.

The consolidated financial statements and supplementary data of USBN and its subsidiaries for the years ended December 31, 1999, 1998, and 1997, which have been audited except as indicated by Moss Adams LLP, are included as part of Item 14 of this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

During the years ended December 31, 1999, 1998, and 1997, there were no disagreements with Moss Adams LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to the satisfaction of such firm, would have caused them to make reference to the subject matter of such disagreement in their reports on such financial statements.

                                   PART III

Item 10.  Directors and Executive Officers of the Registrant.

     The information requested by this item is contained in the registrant's 2000 proxy statement, and is incorporated by reference.

Item 11.  Executive Compensation.

     The information requested by this item is contained in the registrant's 2000 proxy statement, and is incorporated by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

     The information requested by this item is contained in the registrant's 2000 proxy statement, and is incorporated by reference.

Item 13.  Certain Relationships and Related Transactions.

     The information requested by this item is contained in the registrant's 2000 proxy statement, and is incorporated by reference.

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

               21   Subsidiaries of Registrant. Reference is made to "Item 1.
                    Business. United Security Bancorporation, The Banks and USB
                    Insurance for the required information.
               27   Financial Data Schedule.

     (b)  Reports on Form 8-K.

     Date                Item #                   Subject
     November 23, 1999     5       Bud Dashiell resigns from United Security
                                   Bancorp Board of Directors; Keith Sattler
                                   Elected Chairman of the Board

     (c) All schedules are omitted as the required information is not applicable or the information is presented in the Consolidated Financial Statements or related notes.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 17th of March 2000.

                                        UNITED SECURITY BANCORPORATION

By: /s/ Keith P. Sattler                By: /s/ Richard C. Emery
    --------------------                    ----------------------------------
  Keith P. Sattler, Chairman                Richard C. Emery, President,
     and Director                                  Chief Executive Officer and
                                                   Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the 17/th/ of March 2000.

Principal Executive Officer:

By: /s/ Richard C. Emery                President, Chief Executive Officer and
    ----------------------------
    Richard C. Emery                    Director

Principal Accounting Officer

By: /s/ Chad Galloway                   Vice President and Chief Financial
    ----------------------------        Officer
    Chad Galloway

Remaining Directors

By: /s/ David C. Blankenship            By: /s/ Norm McKibben
    ----------------------------            ----------------------------------
  David C. Blankenship, Director          Norm McKibben, Director

By: /s/ Wes Colley                      By: /s/ Buddy R. Sampson
    ----------------------------            ----------------------------------
  Wes Colley, Director                    Buddy R. Sampson, Director

By: /s/ Rand Elliott                    By: /s/ Dann Simpson
    ----------------------------            ----------------------------------
    Rand Elliott, Director                  Dann Simpson, Director

By: /s/ Dave Frame                      By: /s/ Don Swartz
    ----------------------------            ----------------------------------
    Dave Frame, Director                    Don Swartz, Director

By: /s/ Robert J. Gardner               By: /s/ Ron Wachter
    ----------------------------            ----------------------------------
    Robert J. Gardner, Director             Ron Wachter, Director

By: /s/ Robert L. Golob
    ----------------------------
    Robert L. Golob, Director

                         Independent Auditor's Report

Board of Directors and Shareholders
United Security Bancorporation
Spokane, Washington

We have audited the accompanying consolidated statement of financial condition of United Security Bancorporation and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of United Security Bancorporation and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years ended December 31, 1999, in conformity with generally accepted accounting principles.

Everett, Washington                          /s/ Moss Adams LLP
January 21, 2000

                     CONSOLIDATED STATEMENTS OF CONDITION
                          DECEMBER 31, 1999 AND 1998
                               ($ In thousands)

                                                                                      1999         1998
                                        ASSETS
Cash and due from banks                                                            $  21,387    $  24,438
Overnight interest bearing deposits with other banks                                   4,632       12,166
Federal funds sold                                                                                    485
                                                                                   ---------    ---------
   Cash and cash equivalents                                                          26,019       37,089

Securities                                                                            53,141       87,350

Loans, net of allowance for loan losses of $4,349 in 1999 and
   $3,819 in 1998                                                                    418,210      359,532

Accrued interest receivable                                                            4,494        4,565
Premises and equipment, net                                                           13,133       12,146
Foreclosed real estate and other foreclosed assets                                     1,179        1,245
Life insurance and salary continuation assets                                          4,049        3,438
Intangible assets                                                                      6,189        6,525
Other assets                                                                           1,312        1,254
                                                                                   ---------    ---------
   TOTAL ASSETS                                                                    $ 527,726    $ 513,144
                                                                                   =========    =========
                                        LIABILITIES
Noninterest bearing - demand deposits                                              $  82,299    $  85,407
Interest bearing deposits:
   NOW and savings accounts                                                          196,513      198,812
   Time, $100,000 and over                                                            56,430       53,195
   Other time                                                                        117,657      115,499
                                                                                   ---------    ---------
   TOTAL DEPOSITS                                                                    452,899      452,913

Short-term borrowings                                                                  7,508          636
Capital lease obligations                                                                690          712
Accrued interest payable                                                               1,367        1,646
Other liabilities                                                                      2,340        3,026
                                                                                   ---------    ---------
   TOTAL LIABILITIES                                                                 464,804      458,933

Commitments and contingencies

                                     STOCKHOLDERS' EQUITY
Common stock, no par, shares authorized 15 million; issued and outstanding
   6,942,439 in 1999 and 6,735,999 in 1998                                            44,471       41,852
Retained earnings                                                                     19,460       12,163
Accumulated other comprehensive income, net of tax                                    (1,009)         196
                                                                                   ---------    ---------
   TOTAL STOCKHOLDERS' EQUITY                                                         62,922       54,211
                                                                                   ---------    ---------
   TOTAL LIABILITIES and STOCKHOLDERS' EQUITY                                      $ 527,726    $ 513,144
                                                                                   =========    =========

The accompanying notes are an integral part of these financial statements.

                 CONSOLIDATED STATEMENTS OF INCOME YEARS ENDED
                       DECEMBER 31, 1999, 1998 and 1997
                  ($ In thousands, except per share amounts)

                                                 1999          1998          1997
INTEREST INCOME
  Interest and fees on loans                 $    39,728   $    37,393   $    30,253
  Interest on securities                           3,760         5,331         4,117
  Other interest income                              420           958         1,288
                                             -----------     ---------     ---------
TOTAL INTEREST INCOME                             43,908        43,682        35,658
                                             -----------     ---------     ---------
INTEREST EXPENSE
  Interest on deposits                            14,963        16,249        13,306
  Interest on borrowings                             471           958           656
                                             -----------     ---------     ---------
TOTAL INTEREST EXPENSE                            15,434        17,207        13,962
                                             -----------     ---------     ---------
NET INTEREST INCOME                               28,474        26,475        21,696
Provision for loan losses                          1,577           784         1,055
                                             -----------     ---------     ---------
NET INTEREST INCOME AFTER
 PROVISION FOR LOAN LOSSES                        26,897        25,691        20,641
                                             -----------     ---------     ---------
NONINTEREST INCOME
  Fees and service charges                         2,482         2,342         2,101
  Insurance commissions                              985         1,031         1,125
  Securities gains, net                               66           141           (16)
  Insurance proceeds                                                             796
  Gain on sale of Bank of the West name            1,250
  Other                                            1,129         1,463           827
                                             -----------     ---------     ---------
TOTAL NONINTEREST INCOME                           5,912         4,977         4,833
                                             -----------     ---------     ---------
NONINTEREST EXPENSE
  Salaries and employee benefits                  11,450        11,439         9,063
  Occupancy expense, net                           1,562         1,426         1,012
  Equipment expense                                1,380         1,466         1,056
  Legal expense                                      190           515           338
  State business and occupation tax 579              559           467
  Director fees                                      501           417           248
  Intangible assets amortization                     381           405           163
  Other                                            3,166         3,537         2,558
                                             -----------     ---------     ---------
TOTAL NONINTEREST EXPENSE                         19,209        19,764        14,905
                                             -----------     ---------     ---------

INCOME BEFORE INCOME TAX EXPENSE                  13,600        10,904        10,569

INCOME TAX EXPENSE                                 3,888         3,521         3,346
                                             -----------     ---------     ---------
NET INCOME                                   $     9,712     $   7,383     $   7,223
                                             ===========     =========     =========

Basic earnings per common share              $      1.27   $      0.98   $      0.96
Diluted earnings per common share            $      1.26   $      0.95   $      0.94
Basic weighted average shares                  7,630,919     7,570,706     7,538,401
outstanding
Diluted weighted average shares                7,734,668     7,739,466     7,677,027
outstanding

The accompanying notes are an integral part of these financial statements.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 YEARS ENDED DECEMBER 31, 1999, 1998, and 1997
                               ($ in thousands)

                                                                                     Accumulated
                                                                                        Other
                                                        Common Stock        Retained Comprehensive          Comprehensive
                                                     Shares       Amount    Earnings Income (Loss)  Total    Income (Loss)
Balances, January 1, 1997                           5,807,353     $26,772    $12,027  ($  314)   $   38,485

Common stock issued for options exercised              30,239         160                               160
Net income                                                                     7,223                  7,223     $    7,223
Redemption of fractional shares                                        (7)                               (7)
Net change in unrealized loss on
available-for-sale
 securities, net of taxes                                                                 362           362            362
Grant National Bank cash dividend                                                (49)                   (49)
10% stock dividend                                    368,434       7,369     (7,369)
                                                    -------------------------------------------------------     ----------
Balances, December 31, 1997                         6,206,026      34,294     11,832       48        46,174     $    7,585
                                                                                                                ==========
Common stock issued for options exercised              75,772         581                               581
Net income                                                                     7,383                  7,383     $    7,383
Redemption of fractional shares                          (737)        (18)                              (18)
Net change in unrealized gain on
available-for-sale
 securities, net of taxes                                                                 148           148            148
Grant National Bank cash dividend                                                (57)                   (57)
10% stock dividend                                    454,938       6,995     (6,995)
                                                    -------------------------------------------------------     ----------
Balances, December 31, 1998                         6,735,999      41,852     12,163      196        54,211     $    7,531
                                                                                                                ==========
Common stock issued for options exercised              32,628         221                               221
Net income                                                                     9,712                  9,712     $    9,712
AmericanWest Bank portion of 10%                      174,930       2,415     (2,415)
stock dividend
Redemption of fractional shares                        (1,118)        (17)                              (17)
Net change in unrealized gain on
available-for-sale
 securities, net of taxes                                                              (1,205)       (1,205)        (1,205)
                                                    -------------------------------------------------------     ----------
Balances, December 31, 1999                         6,942,439     $44,471    $19,460  ($1,009)   $   62,922     $    8,507
                                                    =======================================================     ==========

The accompanying notes are an integral part of these financial statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 YEARS ENDED DECEMBER 31, 1999, 1998 and 1997
                               ($ in thousands)

                                                                                          1999      1998      1997
CASH FLOWS FROM OPERATING ACTIVITIES
 Net Income                                                                          $  9,712    $  7,383    $  7,223
 Adjustments to reconcile net income to net cash provided by operating activities:
  Provision for loan losses                                                             1,577         784       1,055
  Depreciation and amortization                                                           930         908         733
  Deferred income taxes                                                                  (465)        172         457
  Gain on sale of premises and equipment                                                  (50)       (189)
  (Increase) decrease in assets:
    Accrued interest receivable                                                            71        (163)         10
    Life insurance and salary continuation assets                                        (611)       (843)       (201)
    Other assets                                                                          743        (152)        417
  Increase/(decrease) in liabilities:
    Accrued interest payable                                                             (279)        342         502
    Other liabilities                                                                    (686)         (9)       (555)
    Proceeds from sale of mortgage loans held for sale                                  3,827       1,374       2,078
                                                                                     --------     -------    --------
    NET CASH FROM OPERATING ACTIVITIES                                                 14,769       9,607      11,719
                                                                                     --------     -------    --------
CASH FLOWS FROM INVESTING ACTIVITIES
 Securities available-for-sale:
  Maturities                                                                           37,642      46,839      11,057
  Sales                                                                                10,150      22,226      13,304
  Purchases                                                                           (14,832)    (53,399)    (58,800)
 Securities held-to-maturity:
  Maturities                                                                               44       1,126       1,776
  Purchases                                                                            (1,030)     (1,776)
 Net increase in loans and leases                                                     (64,082)    (47,762)    (33,532)
 Purchase of Bank of Pullman, net of cash received                                     (5,297)
 Cash received from Wells Fargo branch acquisition                                     30,356
 Purchases of premises and equipment                                                   (2,388)     (2,472)     (1,319)
 Proceeds from sale of premises and equipment                                             521       1,717
 Foreclosed assets activity                                                                66         (78)        688
                                                                                     --------     -------    --------
    NET CASH FROM INVESTING ACTIVITIES                                                (32,879)    (32,833)    (43,543)
                                                                                     --------     -------    --------
CASH FLOWS FROM FINANCING ACTIVITIES
 Net increase/(decrease) in deposits                                                      (14)     27,819      31,981
 Short-term borrowings activity                                                         6,872      (3,659)      4,295
 Proceeds from notes payable                                                            8,704
 Principal payments on notes payable                                                   (6,257)     (4,938)
 Principal payments on capital lease obligations                                          (22)        (20)        (19)
 Proceeds from issuance of capital stock                                                  221         581         160
 Cash dividends and fractional shares                                                     (17)        (75)     (2,855)
                                                                                     --------     -------    --------
    NET CASH FROM FINANCING ACTIVITIES                                                  7,040      18,389      37,328
                                                                                     --------     -------    --------

    NET CHANGE IN CASH AND CASH EQUIVALENTS                                           (11,070)     (4,837)      5,504

Cash and cash equivalents at January 1                                                 37,089      41,926      36,422
                                                                                     --------     -------    --------
Cash and cash equivalents at December 31                                             $ 26,019    $ 37,089    $ 41,926
                                                                                     ========    ========    ========

Interest paid                                                                        $ 15,713    $ 16,918    $ 16,766
Income taxes paid                                                                    $  3,981    $  3,461    $  3,351
Supplemental Schedule of Noncash Investing and Financing Activities
    Foreclosed real estate acquired in settlement of loans                           $  1,570    $  1,412    $  1,612
    Transfers from securities at cost to securities at fair value                    $  8,025                $    111
Purchase of Bank of Pullman
    Fair value of assets acquired                                                                            $ 65,813
    Cash paid for the capital stock                                                                         ($ 11,955)
                                                                                                             --------
       Liabilities assumed                                                                                   $ 53,858
                                                                                                             ========

The accompanying notes are an integral part of these financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Business and Summary of Significant Accounting Policies

Basis of consolidation:

The consolidated financial statements include the accounts of United Security Bancorporation (Corporation) and its wholly-owned subsidiaries collectively
(USBN), United Security Bank (USB), Home Security Bank (HSB), Bank of Pullman
(BOP), Grant National Bank (GNB), AmericanWest Bank (AWB) formerly Bank of the West, and USB Insurance Agencies, Inc. after eliminating all significant intercompany balances and transactions.

Nature of business:

USB, HSB, and AWB are state-chartered commercial banks under the laws of the State of Washington, and provide banking services primarily throughout eastern and central Washington. BOP is a banking corporation organized under the laws of the State of Idaho. GNB is a national chartered commercial bank. USBN is subject to competition from other financial institutions, as well as nonfinancial intermediaries and to the regulations of certain federal and state agencies and it undergoes periodic examinations by those regulatory agencies.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Per share amounts:

All per share amounts have been calculated on the basis of weighted average number of shares outstanding during each year. All share and per share amounts have been adjusted giving retroactive effect to stock dividends. USBN is following SFAS No. 128, "Earnings Per Share", requiring the disclosure of basic and diluted earnings per share.

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

Reclassifications:
Certain reclassifications of December 31, 1998 and 1997 balances have been made to conform to the December 31, 1999 presentation; there was no impact on net income, earnings per share or stockholders' equity as previously reported.

Note 2. Mergers and Acquisitions:

American West Bank (AWB) and Grant National Bank (GNB):
On February 1, 1999 USBN completed its merger with AWB. AWB had been previously known as Bank of the West, but received $1,250,000 for the sale of its name in 1999. As of February 1, 1999 AWB had approximately $103 million in total assets, $90 million in deposits, $68 million in loans, and $12 million in total equity. 1,749,300 USBN shares were issued to AWB shareholders for the merger. On July 20, 1998 USBN completed its merger with GNB. As of July 20, 1998 GNB had approximately $32 million in total assets, $29 million in deposits, $22 million in loans, and $3 million in total equity. 468,270 USBN shares were issued to GNB shareholders for the merger. The pooling-of-interests accounting method was used for both of these transactions, which includes restating prior reported amounts. The effects of the restatement on revenue, net income and stockholders' equity are shown below:


                   ($ in thousands)                     1998         1997
Net interest income and noninterest income:
  Original USBN amounts reported                       $25,003      $18,497
  GNB                                                    2,025
  AWB                                                    6,449        6,007
                                                       -------      -------
    As restated                                        $31,452      $26,529
                                                       =======      =======
Net income:
  Original USBN amounts reported                       $ 5,364      $ 4,864
  GNB                                                      428
  AWB                                                    2,019        1,931
                                                       -------      -------
    As restated                                        $ 7,383      $ 7,223
                                                       =======      =======

                                                     December 31,
                                                         1998

Stockholders' equity:
  Original USBN amounts reported                        $42,201
  AWB                                                    12,010
                                                        -------
    As restated                                         $54,211
                                                        =======

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 2. Mergers and Acquisitions (Continued):

Bank of Pullman (BOP):
Effective October 1, 1997 USBN acquired Bank of Pullman for $11,955,000. Pullman is located in the commercial center for the Palouse, the winter wheat growing region in Eastern Washington, and home of Washington State University. It had seven branches, six in Washington and one in Idaho. USBN initially purchased Community Ban Corporation, and its wholly owned subsidiary Bank of Pullman. Shortly following the acquisition Community Ban Corporation was dissolved, and Bank of Pullman became a wholly owned subsidiary of USBN. The acquisition was accounted for as a purchase transaction. Accordingly, the results of operations of Bank of Pullman are included with USBN for periods subsequent to the date of acquisition. Intangible assets increased by $4.8 million. Goodwill is amortized using the straight-line method over 25 years. The following unaudited pro forma combined summary of income gives effect to the combination as if the acquisition was effective January 1, 1997.

                  Unaudited Pro Forma Combined Financial Data
                    ($ in thousands, except per share data)

                                                       Year Ended December 31,
                                                                    1997
Summary of Income
Net interest income                                             $      24,000
Provision for loan losses                                               1,062
Noninterest income                                                      5,079
Noninterest expense                                                    16,641
Net income                                                              7,844

Basic earnings per common share                                 $        1.04
Diluted earnings per common share                               $        1.02

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3.   Accounting Pronouncements

In June 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 137 entitled Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of SFAS Statement No. 133. The statement amends SFAS No. 133 to defer its effective date to all fiscal quarters of all fiscal years beginning after June 15, 2000. Management does not believe the adoption of this statement will have a material effect on USBN's financial condition or results of operation.

Note 4.   Cash and Cash Equivalents

The Banks are required to maintain cash reserves with the Federal Reserve Bank. Cash reserve requirements are computed by applying prescribed percentages to various types of deposits. When the Bank's cash reserves are in excess of that required, it may lend the excess to other banks on a daily basis. Conversely, when cash reserves are less than required, the Banks borrow funds on a daily basis. Such reserve requirements at December 31, 1999 and 1998 were approximately $2,762,000 and $2,630,000, respectively. The average amounts of federal funds sold and overnight interest bearing deposits with other banks for the years ended December 31, 1999 and 1998, were $7,683,000 and $16,323,000, respectively. Similarly, averages of short-term borrowings were $6,524,000 and $4,580,000 for 1999 and 1998, respectively. The balance of short-term borrowings at December 31, 1999 and 1998 was $7,508,000 and $636,000, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5. Securities

Debt and equity securities have been classified according to management's intent. The amortized cost of securities and their fair values at December 31 were as follows:

December 31, 1999                                                        Gross           Gross
        ($ in thousands)                                  Amortized    Unrealized      Unrealized      Fair        Financial
                                                            Cost         Gains           Losses       Value       Statements
Securities available-for-sale:
U.S. Treasury securities                                $    2,503   $         4   $          4  $     2,503  $        2,503
Obligations of federal government
agencies                                                    16,888                          571       16,317          16,317
Obligations of states, municipalities
and political subdivisions                                   8,201             6             44        8,163           8,163
Mortgage backed securities                                  10,014                          202        9,812           9,812
Other securities                                            16,356                          717       15,639          15,639
                                                        ----------   -----------   ------------  -----------  --------------
                                                            53,962            10          1,538       52,434          52,434
Securities held-to-maturity:
Obligations of states, municipalities
and political subdivisions                                     707             4             12          699             707
                                                        ----------   -----------   ------------  -----------  --------------
Total                                                   $   54,669   $        14   $      1,550  $    53,133  $       53,141
                                                        ==========   ===========   ============  ===========  ==============

December 31, 1998                                                        Gross           Gross
        ($ in thousands)                                  Amortized    Unrealized      Unrealized      Fair        Financial
                                                            Cost         Gains           Losses       Value       Statements
Securities available-for-sale:
U.S. Treasury securities                                $    4,309   $        92                 $     4,401  $        4,401
Obligations of federal government
agencies                                                    26,314           175   $         46       26,443          26,443
Obligations of states, municipalities
and political subdivisions                                   2,061            42                       2,103           2,103
Mortgage backed securities                                  27,949            77             33       27,993          27,993
Other securities                                            17,646           107            119       17,634          17,634
                                                        ----------   -----------   ------------  -----------  --------------
                                                            78,279           493            198       78,574          78,574
                                                        ==========   ===========   ============  ===========  ==============

Securities held-to-maturity:
Obligations of states, municipalities
and political subdivisions                                   8,776           268             12        9,032           8,776
                                                        ----------   -----------   ------------  -----------  --------------
Total                                                   $   87,055   $       761   $        210  $    87,606  $      87,350
                                                        ==========   ===========   ============  ===========  ==============

As of December 31, 1998 AWB had $8,025,000 in securities classified as held-to-maturity. When it merged with USBN these securities were reclassified to available-for-sale. The change is consistent with the classification and interest rate risk policies for the other USBN subsidiary Banks.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Securities taxable interest income was $3,009,000, $4,471,000, and $3,244,000 for 1999, 1998 and 1997, respectively. Securities nontaxable interest income was $522,000, $642,000 and $682,000 for 1999, 1998, and 1997, respectively. Dividend income was $229,000, $218,000, and $191,000 for 1999, 1998, and 1997,
respectively. Securities with an amortized cost of $16,848,000 and $12,025,000 at December 31, 1999 and 1998, respectively, were pledged to secure public deposits for purposes required or permitted by law. Market value of these securities was $16,517,000 and $12,192,000 at December 31, 1999 and 1998,
respectively. Included in other securities are marketable equity securities with amortized costs totaling $2,663,000 and $2,598,000, and market values of $2,277,000 and $2,504,000 at December 31, 1999 and 1998, respectively. Also included in other securities are $3,265,000 in 1999 and $2,996,000 in 1998 of Federal Home Loan Bank (FHLB) Stock, which is carried at cost and can be sold back to the Federal Home Loan Bank at cost, but is restricted as to purchase and sale based on the level of USBN business activity with the FHLB.

Gross realized gains on sales of securities available for sale were $69,000, $141,000, and $29,000 for 1999, 1998, and 1997, respectively. Gross realized losses were $3,000, $0, and $45,000 for 1999, 1998, and 1997, respectively.

The contractual scheduled maturity of securities available-for-sale and securities held-to-maturity at December 31, 1999 were as follows:

                                                            Available-for-Sale          Held-to-Maturity

                                                          Amortized       Fair        Amortized        Fair
($ in thousands)                                            Cost         Value          Cost          Value
Due in one year or less                                 $    5,034   $    5,032
Due from one year to five years                             16,785       16,504     $      228    $      232
Due from five to ten years                                  15,305       14,695            261           255
Due after ten years                                          6,824        6,391            218           212
Mortgage backed securities                                  10,014        9,812
                                                        ----------   ----------     ----------    ----------
                                                        $   53,962   $   52,434     $      707    $      699
                                                        ==========   ==========     ==========    ==========

Expected maturities will differ from contractual maturities because the issues of certain debt securities have the right to call or prepay their obligations without any penalties.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6.  Loans and Allowance for Loan Losses

Loan categories as of December 31, 1999 and 1998 were as follows:


           ($ in thousands)                   1999          1998

Commercial and industrial                   $ 246,796    $ 199,798
Agricultural                                   67,025       57,511
Real estate mortgage                           66,690       63,127
Real estate construction                       14,781       14,170
Installment                                    21,190       20,364
Bank cards and other                            6,939        9,149
Total loans                                   423,421      364,119
Allowance for loan losses                      (4,349)      (3,819)
Deferred loan fees, net of deferred costs        (862)        (768)
                                            ---------    ---------
Net loans                                   $ 418,210    $ 359,532
                                            =========    =========


Variable rate loans were $144,511,000 and $115,402,000 as of December 31, 1999 and 1998, respectively. Remaining loans were fixed rate loans. A summary of loans by contractual maturity as of December 31, 1999 and 1998 is as follows:

   ($ in thousands)          1999       1998

Maturity within one year   $141,131   $119,812
One to five years           164,026    103,777
Over five years             118,264    140,530
                           --------   --------
                           $423,421   $364,119
                           ========   ========



Changes in the allowance for loan losses are as follows:

($ in thousands)                           1999       1998       1997

Balance, beginning of year               $ 3,819    $ 3,869    $ 2,906
Allowance acquired through acquisition       700
Provision charged to operations            1,577        784      1,055
Loans charged-off                         (1,248)    (1,064)    (1,136)
Recoveries                                   201        230        344
                                         -------    -------    -------
Balance, end of year                     $ 4,349    $ 3,819    $ 3,869
                                         =======    =======    =======

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Impaired loan information as of December 31, 1999, 1998 and 1997 is as follows:

($ in thousands)                           1999      1998        1997

Balance, beginning of year               $ 3,819    $ 3,869    $ 2,906
Allowance acquired through acquisition       700
Provision charged to operations            1,577        784      1,055
Loans charged-off                         (1,248)    (1,064)    (1,136)
Recoveries                                   201        230        344
                                         -------    -------    -------
Balance, end of year                     $ 4,349    $ 3,819    $ 3,869
                                         =======    =======    =======


Note 7.  Premises and Equipment

Major classifications of premises and equipment are summarized as of December 31, 1999 and 1998 as follows:

($ in thousands)                                         1999        1998

Premises, including premises under capital lease,
1999 and 1998 $802                                     $ 11,315    $ 10,022

Furniture, fixtures, and equipment                        5,720       5,720

Leasehold improvements                                      649         565
                                                         17,684      16,307
Less accumulated depreciation, including accumulated
amortization on assets under capital lease,
1999 $364; 1998 $324                                     (7,025)     (6,637)
                                                         10,659       9,670

Land                                                      2,474       2,476
Premises and equipment, net                            $ 13,133    $ 12,146

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

Cash surrender values; salary continuance benefit obligations at age 65, and the recorded liability were as follows as of December 31, 1999 and 1998:

                         ($ in thousands)                                                  1999     1998
Cash surrender value                                                                      $4,049   $3,438
Present value at age 65 of all participants after full vesting is obtained                 5,040    4,671
Present value at age 65 of the current fully vested participants                           2,825    2,193
Recorded liability for future benefit obligation                                             739      578

Vested participants are eligible to receive benefits at age 65. In its merger with AWB a salary continuation plan was included, which is fully vested and the key employee is eligible to receive benefits at age 71. It is an employee funded deferred compensation plan.

NOTES TO CONSOLIDATION FINANCIAL STATEMENTS

Note 9. Income Taxes

The components of income tax expense for the years presented are as follows:

                       ($ in thousands)                             1999            1998             1997
Current expense                                                     $4,353          $3,349           $2,889
Deferred tax expense                                                  (465)            172              457
                                                               ------------    ------------    -------------
     Income tax expense                                             $3,888          $3,521           $3,346
                                                               ============    ============    =============

The effective tax rate differs from the statutory tax rate as follows:

                       ($ in thousands)                             1999            1998             1997
Income tax at statutory rates                                       $4,647          $3,707           $3,593
Effect of tax-exempt interest income                                  (204)           (267)            (248)
Effect of tax credit                                                  (400)
Effect of nondeductible expenses and other                            (155)             81                1
                                                               ------------   ------------    -------------
     Income tax expense                                             $3,888          $3,521           $3,346
                                                               ============   ============    =============

The following are the significant components of deferred tax assets and liabilities. The net amount is classified with other assets in 1999 and other liabilities in 1998 in the consolidated financial statements:

                       ($ in thousands)                                             1999               1998
Deferred tax assets:
Allowance for loan losses                                                           $1,074             $920
Unrealized (gains) losses on available-for-sale securities                             520             (101)
Deferred compensation expense                                                          284              122
Other                                                                                  155              146
                                                                               ------------    -------------
     Total deferred tax assets                                                       2,033            1,087
                                                                               ------------    -------------
Deferred tax liabilities:
Deferred loan costs                                                                    408              343
Lease financing                                                                        131              242
FHLB stock dividend income                                                             413              333
Other                                                                                  400              574
                                                                               ------------    -------------
     Total deferred tax liabilities                                                  1,352            1,492

                                                                               ------------    -------------
     Net deferred tax assets/(liabilities)                                            $681            ($405)
                                                                               ============    =============

The applicable tax (benefit)/expense, net for securities gains and losses was $22,000, $48,000, and (5,000) for 1999, 1998, and 1997, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10.  Time Deposit Maturities
At December 31, 1999, the scheduled maturities of time deposits were as follows:

                               ($ in thousands)
2000                                                                  $152,567
2001                                                                    18,747
2002                                                                     1,200
2003                                                                     1,035
2004                                                                       493
Later years                                                                 45
                                                                      --------
Total                                                                 $174,087
                                                                      ========


Note 11.  Commitments and Contingent Liabilities

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

The minimum annual rental commitments on capital and operating leases at December 31, 1999, exclusive of taxes and other charges, are summarized as follows:

                               ($ in thousands)
2000                                                                  $    544
2001                                                                       557
2002                                                                       555
2003                                                                       562
2004                                                                       502
Later years                                                              3,719
                                                                      --------
Total minimum payments due                                               6,439
Less: Amount representing interest                                        (473)
                                                                      --------
Present value of net minimum lease payments                           $  5,966
                                                                      ========

United Security Bank leases a branch facility under a ten-year operating lease with an additional ten-year option from a Partnership partially owned by a certain Director. Grant National Bank leases its headquarters and a branch facility from an Association of 6 of its Directors. USBN rental expense for 1999, 1998, and 1997 was $494,000, $359,000, and $149,000, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

                                                                                      Contract or
                                                                                    Notional Amount
                              ($ in thousands)                                   1999                1998
Financial instruments whose contract amounts represent credit risk:
     Commitments to extend credit                                                $68,703            $88,387
     Standby letters of credit and financial guarantees written                    1,412              1,676
     Unused commitments on bankcards                                              13,317             13,333

                                                                             -----------       ------------
          TOTAL                                                                  $83,432           $103,396
                                                                             ===========       ============

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

Standby letters of credit and financial guarantees written are conditional commitments issued by USBN to guarantee the performance of a customer of a third party. Those guarantees are primarily issued to support public and private borrowing arrangements,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Including commercial paper, bond financing and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.

All the Banks' loans, commitments, and commercial and standby letters of credit have been granted to customers in the Banks' market area. As such, significant changes in economic conditions in the State of Washington or within its primary industries could adversely affect the Bank's ability to collect loans. Substantially all such customers are depositors of the Banks. The concentrations of credit by type of loan are set forth in Note 6. USBN's related party loans and deposits are disclosed in Note 17. The Banks, as a matter of policy, do not extend credit to any single borrower in excess of $3,200,000, $1,350,000, $900,000, $430,000, and $2,500,000 for USB, HSB, BOP, GNB, and AWB,
respectively.

As of December 31, 1999 and 1998, USBN had unused lines of credit of $66,180,000 and $64,735,000, respectively. The lines were available for short-term and long-term borrowings.

Note 12.  Common Stock

Stock dividends:

In January 2000, 1999 and 1998 the Board of Directors declared 10% common stock dividends. USBN recorded a transfer from retained earnings to common stock for the market value of the additional shares issued. Per share amounts and weighted average shares outstanding have been retroactively adjusted to reflect the stock dividends.

Note 13.  Restrictions on Dividends and Loans

The Banks are subject to banking regulations relating to the payment of dividends and the amount of loans that it may extend. The Banks are allowed to pay dividends out of retained earnings. At December 31, 1999, the amount of retained earnings of USB, HSB, BOP, GNB, and AWB available for dividends were $15,333,000, $4,322,000, $1,247,000, $1,578,000 and $9,465,000, respectively. At
December 31, 1998, the amount of retained earnings of USB, HSB, BOP, GNB, and AWB available for dividends were $12,162,000, $2,757,000, $729,000, $1,656,000 and $7,677,000, respectively. USBN has the full amount of retained earnings available for dividends.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Note 14.  Employee Stock Ownership Plan (ESOP) and Profit Sharing 401(k) Plan

USBN sponsors an ESOP. An ESOP is a form of retirement plan whereby USBN receives a deduction for contributions to the Plan and the Plan invests all or a portion of the employer Trust contributions and Trust earnings in stock of USBN. The Plan is qualified under Section 401(a) of the Internal Revenue Code as a stock bonus plan. Employees 21 years or older become eligible for participation after 1,000 hours or more of service in a plan year, and benefits fully vest after five years of service. Contributions to the ESOP plan totaled $322,000, $278,000 and $206,000 for 1999, 1998 and 1997, respectively and are based on a percentage of USBN earnings. Contributions are allocated pro rata based on eligible annual compensation on December 31. USBN has a Profit Sharing 401(k) Plan. There were no employer contributions in 1999, 1998 and 1997 to the plan.

Note 15.  Stock Option Plans

USBN's Board of Directors adopted a stock option plan, known as the Incentive Stock Option Plan. The plan provides for the issuance of incentive stock options to key individuals of USBN, including directors and executive officers. The total shares available for option are the lesser of 8% of the common stock then outstanding or 399,300 shares. A Board of Directors Compensation Committee and an Executive Remuneration Committee were formed to direct the granting of the options. When the Plan was established in 1995, common stock options were granted to identified directors and executive officers. The options were granted for a five-year term from the date of option and may be exercised anytime prior to that date, subject to conditions prescribed in the Plan. Additional common stock options were granted for a five-year term with a vesting schedule increasing 20% per year until the options are fully vested at the end of five years. Options were granted at the average price between the high and low on the NASDAQ Exchange on the last day of the preceding month, before the date of option. When USBN merged with AWB there were 108,878 options outstanding from the AWB stock plan, which have been adjusted using the exchange ratio applicable to the merger. These options are administered separately from the original USBN plan. The AWB options terminate from 2000 through 2003 with exercise prices ranging from $4.99 to $9.29. All of the AWB options are fully vested and are included in the status, outstanding and earnings results information, which follows.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The status of the Plans as of December 31, 1999, 1998 and 1997 is as follows:

                                                          1999                       1998                      1997
                                                                Weighted                   Weighted                 Weighted
                                                                Average                    Average                  Average
                                                                Exercise                   Exercise                 Exercise
                                                    Number       Price        Number        Price        Number      Price
Outstanding at beginning of year                   339,230        9.99       299,738         7.81       264,348       6.71
Granted                                             33,079       14.04       114,900        13.60        63,706      10.98
Exercised                                          (34,391)       6.35       (69,619)        7.04       (23,736)      3.87
Forfeited                                                                     (5,789)        6.79        (4,580)      5.61
                                                   -------                   -------                    -------
Outstanding at year-end                            337,918       10.75       339,230         9.99       299,738       7.81
                                                   =======                   =======                    =======
Exercisable at year-end                            211,278        9.06       245,663         8.69       170,395       6.74
Weighted average fair value of options granted
     during the year                                             13.72                      17.35                    12.87

The following table summarizes information about stock options outstanding at December 31, 1999:

                                                   Options Outstanding
                                                Weighted                            Options Exercisable
                                                Average         Weighted                           Weighted
        Range of                               Remaining        Average                            Average
        Exercise               Number         Contractual       Exercise         Number            Exercise
         Prices             Outstanding           Life           Price         Exercisable          Price
         $4.81                    15,587       4.0 years         $ 4.81              15,587         $ 4.81
     $4.99 - $5.49                31,686        .1 years         $ 5.07              31,686         $ 5.07
     $6.14 - $6.75                14,723       1.1 years         $ 6.22              14,723         $ 6.22
         $8.28                    45,893        .8 years         $ 8.28              45,893         $ 8.28
     $7.29 - $8.87                30,682       2.1 years         $ 7.84              30,682         $ 7.84
     $8.45 - $9.29                31,787       3.1 years         $ 8.55              31,787         $ 8.55
     $9.58 - $10.47               40,736       1.6 years         $10.05
         $13.98                   29,079       4.2 years         $13.98
         $14.09                    2,200       3.8 years         $14.09               2,200         $14.09
         $14.50                    4,000       4.2 years         $14.50
         $14.89                    4,510       3.9 years         $14.89
    $15.14 - $15.34               27,140       2.8 years         $15.26
         $17.15                   59,895       3.0 years         $17.15              38,720         $17.15

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

If the fair value based method of accounting under SFAS No. 123 had been used for 1999, 1998 and 1997 the results and related assumptions would have been as follows:

               ($ in thousands, except per share)                        1999              1998             1997
Results using fair value based method of accounting:
Net income                                                           $     9,608        $    6,841      $     6,984
Basic earnings per common share                                      $      1.26        $     0.90      $      0.93
Diluted earnings per common share                                    $      1.24        $     0.88      $      0.91

Assumptions used to make the fair value calculation:
Risk free interest rate                                                     5.50%             5.00%            5.40%
Expected volatility                                                        28.25%            28.25%           28.30%
Expected cash dividends                                                        0%                0%               0%
Expected stock option life                                             5.0 years        5.0 years        5.0 years

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

                       Condensed Statements of Condition
                               ($ in thousands)

                                                              December 31,
                                                          1999            1998
Cash                                                   $   2,405       $    388
Investment in:
     Bank subsidiaries                                    55,462         49,216
     Nonbank subsidiary                                      209            200
Premises and equipment                                     4,802          4,359
Other assets                                                 105            191

                                                     -----------     ----------
     TOTAL ASSETS                                      $  62,983       $ 54,354
                                                     ===========     ==========

Accrued expenses and other liabilities                      $ 61       $    143
Stockholders' equity                                      62,922         54,211

                                                     -----------     ----------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $  62,983       $ 54,354
                                                     ===========     ==========

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        Condensed Statements of Income
                               ($ in thousands)

                                                                                 Years Ended December 31,
                                                                           1999            1998            1997
Income:
     Bank subsidiaries dividends                                   $      3,099    $      1,237    $        702
     Rent income                                                            476             470             483
     Other income                                                           155             670             150
                                                                  -------------   -------------   -------------
                                                                          3,730           2,377           1,335
                                                                  -------------   -------------   -------------
Expenses:
     Salaries and benefits                                                1,029           1,457             790
     Interest expense                                                                       414             331
     Depreciation                                                           169             192             183
     Other operating expenses                                               712             982             501
                                                                  -------------   -------------   -------------
                                                                          1,910           3,045           1,805
                                                                  -------------   --------------  -------------
Income/(loss) before tax benefit and equity in
     undistributed net income of subsidiaries                             1,820            (668)           (470)

Income tax benefit                                                          498             744             425

Income/(loss) before equity in undistributed net income of
     subsidiaries                                                         2,318              76             (45)
                                                                  -------------   --------------  -------------
Equity in undistributed net income of:
     Bank subsidiaries                                                    7,333           7,230           6,997
     Nonbank subsidiaries                                                    61              77             271
                                                                  -------------   -------------   -------------
          Net income                                               $      9,712    $      7,383    $      7,223
                                                                  =============   =============   =============


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      Condensed Statements of Cash Flows
                               ($ in thousands)

                                                                                       Years Ended December 31,
                                                                                  1999           1998            1997
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income                                                                 $ 9,712        $ 7,383         $ 7,223
     Adjustments to reconcile net income to cash provided
          by operating activities:
     Equity in undistributed net income of subsidiaries                          (7,394)        (7,307)         (7,268)
     Depreciation                                                                   169            192             183
     (Increase) decrease in other assets                                             65             (1)            (54)
     Increase (decrease) in other liabilities                                       (82)           (26)           (173)
                                                                                -------        -------         -------
          NET CASH FROM OPERATING ACTIVITIES                                      2,470            241             (89)
                                                                                -------        -------         -------

CASH FLOWS FROM INVESTING ACTIVITIES
     Investment in subsidiaries                                                                                   (750)
     Return of investment in subsidiaries                                            52          4,571           8,250
     Bank of Pullman acquisition                                                                               (11,955)
     Purchase of premises and equipment                                            (612)          (125)           (772)
     Sale of premises and equipment                                                                759
                                                                                -------        -------         -------
          NET CASH FROM INVESTING ACTIVITIES                                       (560)         5,205          (5,227)
                                                                                -------        -------         -------

CASH FLOWS FROM FINANCING ACTIVITIES
     Issuance of capital stock                                                      124            284              20
     Proceeds from notes payable                                                                                 7,835
     Principal payments on notes payable                                                        (5,388)         (4,938)
     Cash paid for redemption of fractional shares                                  (17)           (18)             (7)
                                                                                -------        -------         -------
          NET CASH FROM FINANCING ACTIVITIES                                        107         (5,122)          2,910
                                                                                -------        -------         -------
          NET CHANGE IN CASH                                                      2,017            324          (2,406)
CASH, beginning of year                                                             388             64           2,470
                                                                                -------        -------         -------
CASH, end of year                                                               $ 2,405        $   388         $    64
                                                                                =======        =======         =======

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17. Related Party Transactions

Loans to related parties:
Loans to USBN's officers and directors are on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than normal risk of collectibility. Such loans had the following balances and activity during 1999 and 1998:

                          ($ in thousands)                  1999      1998

Balance at beginning of year                             $ 13,429  $ 12,277
New loans or advances                                      21,489    10,595
Repayments and adjustments                                (14,403)   (9,443)
                                                         --------  --------
Balance at end of year                                   $ 20,515  $ 13,429
                                                         ========  ========

Deposits from related parties:
Deposits from related parties totaled $5,958,000 and $5,152,000 at December 31, 1999 and 1998, respectively.

Payments to related parties:
Building lease rent of $85,000, $93,000, and $80,000 in 1999, 1998 and 1997,
respectively was paid to a Partnership partially owned by a Director. Grant National Bank paid $84,000, $64,000, and $60,000 in 1999, 1998, and 1997, respectively to an Association of 6 of its Directors for the rent of its headquarters and branch.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 18. Fair Value of Financial Instruments

SFAS No. 107, "Disclosures about Fair Value of Financial Instruments" requires disclosure of fair value information about financial instruments for which it is practicable to estimate fair value. As defined by SFAS No. 107, financial instruments include the categories listed below. It does not include the value of property, plant and equipment and intangible assets such as customer relationships and core deposit intangibles. Fair values of off-statement of condition lending commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties' credit standing. The fair value of the fees at December 31, 1999 and 1998, were insignificant. See Note 11 for the notional amount of the commitments to extend credit. The following table summarizes carrying amounts, estimated fair values, and assumptions used by the Corporation to estimate fair value as of December 31, 1999 and 1998:

                                                                                                                      Estimated
As of December 31, 1999:                                      Assumptions Used in                        Carrying       Fair
           ($ in thousands)                                  Estimating Fair Value                        Amount        Value
Financial Assets:
Cash and due from banks                 Equal to carrying value                                           $ 21,387      $ 21,387
Overnight interest bearing deposits
  with other banks                      Equal to carrying value                                              4,632         4,632
Securities                              Quoted market prices                                                53,141        53,133
Loans                                   Fixed-rate loans:  Discounted expected future cash flows,
                                          variable-rate loans:  equal to carrying value, net of
                                          allowance for loan losses                                        418,210       409,681
Financial Liabilities:
Deposits                                Fixed-rate certificates of deposit:
                                          Discounted expected future cash flows
                                        All other deposits:  Equal to carrying value                       452,899       451,623
Short-term borrowings                   Equal to carrying value                                              7,508         7,508

As of December 31, 1998:
Financial Assets:
Cash and due from banks                 Equal to carrying value                                           $ 24,438      $ 24,438
Overnight interest bearing deposits
  with other banks                      Equal to carrying value                                             12,166        12,166
Federal funds sold                      Equal to carrying value                                                485           485
Securities                              Quoted market prices                                                87,350        87,606
Loans                                   Fixed-rate loans:  Discounted expected future cash flows,
                                          variable-rate loans:  equal to carrying value, net of
                                          allowance for loan losses                                        359,532       360,689
Financial Liabilities:
Deposits                                Fixed-rate certificates of deposit:
                                          Discounted expected future cash flows
                                        All other deposits:  Equal to carrying value                       452,913       453,193
Short-term borrowings                   Equal to carrying value                                                636           636

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 19.  Regulatory Matters

The Banks are subject to various regulatory capital requirements administered by the banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Banks must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-statement of condition items.

The Banks capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Quantitative measures established by regulation to ensure capital adequacy require the Banks to maintain minimum amounts and ratios set forth in the following table of total and Tier I capital to risk-weighted and average assets. As of December 31, 1999 USBN, USB, HSB, BOP, GNB and AWB were considered well capitalized based on regulatory capital standards.

As of December 31, 1999 and 1998 the regulatory ratios for USBN, USB, HSB, BOP, GNB, and AWB were as follows:

                                Actual                  Adequately Capitalized             Well Capitalized
($ in thousands)         Amount          Ratio           Amount         Ratio              Amount      Ratio
As of December 31, 1999:
Total capital to risk weighted assets:
USBN                     $61,836         13.42%         *$36,876        8.00%             *$46,094     10.00%
USB                       20,739         10.50%         * 15,801        8.00%             * 19,751     10.00%
HSB                       10,454         11.61%         *  7,205        8.00%             *  9,007     10.00%
BOP                        5,772         11.34%         *  4,073        8.00%             *  5,091     10.00%
GNB                        3,286         11.75%         *  2,237        8.00%             *  2,797     10.00%
AWB                       14,431         13.53%         *  8,532        8.00%             * 10,665     10.00%

Tier I capital to risk weighted assets:
USBN                      57,487         12.47%         * 18,438        4.00%             * 27,657      6.00%
USB                       18,813          9.53%         *  7,900        4.00%             * 11,851      6.00%
HSB                        9,606         10.67%         *  3,603        4.00%             *  5,404      6.00%
BOP                        5,379         10.56%         *  2,037        4.00%             *  3,055      6.00%
GNB                        3,024         10.81%         *  1,119        4.00%             *  1,678      6.00%
AWB                       13,511         12.67%         *  4,473        4.00%             *  6,399      6.00%

Leverage capital, Tier I capital to average assets:
USBN                      57,487         10.98%         * 20,936        4.00%             * 26,170      5.00%
USB                       18,813          9.44%         *  7,973        4.00%             *  9,966      5.00%
HSB                        9,606          9.13%         *  4,207        4.00%             *  5,259      5.00%
BOP                        5,379          8.35%         *  2,577        4.00%             *  3,222      5.00%
GNB                        3,024          7.05%         *  1,716        4.00%             *  2,145      5.00%
AWB                       13,511         12.08%         *  4,473        4.00%             *  5,591      5.00%

As of December 31, 1998:
Total capital to risk weighted assets:
USBN                     $38,491         11.86%         *$25,968        8.00%             *$32,459     10.00%
USB                       16,951         10.21%         * 13,279        8.00%             * 16,599     10.00%
HSB                        8,449         10.37%         *  6,518        8.00%             *  8,148     10.00%
BOP                        4,971         10.04%         *  3,960        8.00%             *  4,950     10.00%
GNB                        3,408         13.92%         *  1,959        8.00%             *  6,537     10.00%
AWB                       12,889         17.40%         *  5,907        8.00%             *  7,384     10.00%

Tier I capital to risk weighted assets:
USBN                      35,545         10.95%         * 12,984        4.00%             * 19,476      6.00%
USB                       15,320          9.23%         *  6,640        4.00%             *  9,959      6.00%
HSB                        7,726          9.48%         *  3,259        4.00%             *  4,889      6.00%
BOP                        4,635          9.36%         *  1,980        4.00%             *  2,970      6.00%
GNB                        3,152         12.87%         *    979        4.00%             *  1,469      6.00%
AWB                       12,016         16.30%         *  2,954        4.00%             *  4,430      6.00%

Leverage capital, Tier I capital to average assets:
USBN                      35,545          8.88%         * 16,008        4.00%             * 20,010      5.00%
USB                       15,320          7.83%         *  7,823        4.00%             *  9,779      5.00%
HSB                        7,726          7.43%         *  4,160        4.00%             *  5,199      5.00%
BOP                        4,635          7.09%         *  2,615        4.00%             *  3,269      5.00%
GNB                        3,152          8.28%         *  1,523        4.00%             *  1,904      5.00%
AWB                       12,016         16.30%         *  2,954        4.00%             *  3,692      5.00%

* Greater Than

                        UNITED SECURITY BANCORPORATION


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 20.  Earnings Per Share


The following is a reconciliation of the numerators and denominators for basic and diluted per-share computations for net income for 1999, 1998 and 1997:

                 ($ in thousands, except per share)                           1999          1998          1997
Numerator:
     Net income                                                          $     9,712   $     7,383   $     7,223

Denominator:
     Weighted-average number of common shares outstanding                  7,630,919     7,570,706     7,538,401
     Incremental shares assumed for stock options                            103,749       168,760       138,626
                                                                        ----------------------------------------
          Total                                                            7,734,668     7,739,466     7,677,027
                                                                        ========================================

Basic earnings per common share                                          $      1.27   $      0.98   $      0.96
Diluted earnings per common share                                        $      1.26   $      0.95   $      0.94

Options to purchase 139,506 shares of common stock at a range of $12.71 to $15.59 a share were outstanding during 1999. They were not included in the computation of diluted earnings per common share because they were antidilutive. The shares and price have been adjusted to reflect the stock dividend declared in January 2000.

Note 21. Noninterest income

In 1999, AWB received $1,250,000 for releasing use of its former name Bank of the West. In 1997, USBN recovered from its insurance provider $796,000 for a defalcation by a former employee of its bank subsidiary, HSB. The insurance proceeds are a full recovery of the reconciled loss except for a $50,000 insurance policy deductible.

QUARTERLY FINANCIAL DATA
CONDENSED CONSOLIDATED STATEMENT OF INCOME-QUARTERLY
($ in thousands, except per share)

UNAUDITED

                                               1999, Quarter Ended                                1998, Quarter Ended
                                         Dec. 31    Sept. 30   June 30    Mar. 31      Dec. 31    Sept. 30   June 30     Mar. 31
Interest income                       $   11,369 $   11,174 $   10,753 $   10,612   $   11,278 $   11,222  $    10,833  $   10,349
Interest expense                           4,070      3,838      3,812      3,714        4,248      4,512        4,270       4,178
                                      -------------------------------------------   ----------------------------------------------
  Net Interest Income                      7,299      7,336      6,941      6,898        7,030      6,710        6,563       6,171
Provision for loan losses                    511        549        250        267          360        236          (32)        220
                                      -------------------------------------------   ----------------------------------------------
  Net interest income after
  provision for loan losses                6,788      6,787      6,691      6,631        6,670      6,474        6,595       5,951
Sale of name income                                              1,250
Other noninterest income                   1,006      1,136      1,255      1,265          931      1,217        1,259       1,566
Noninterest expense                        4,851      4,718      4,822      4,818        5,301      5,014        4,898       4,546
                                       ------------------------------------------   ----------------------------------------------
  Income before income taxes               2,943      3,205      4,374      3,078        2,300      2,677        2,956       2,971
Income tax                                   876        564      1,449        999          816        852          958         895
                                      -------------------------------------------   ----------------------------------------------
  Net income                          $    2,067 $    2,641 $    2,925 $    2,079   $    1,484 $    1,825  $     1,998  $    2,076
                                      ===========================================   ==============================================
Basic earnings per common share       $     0.27 $     0.35 $     0.38 $     0.27   $     0.20 $     0.24  $      0.26  $     0.27
Diluted earnings per common share     $     0.27 $     0.34 $     0.38 $     0.27   $     0.19 $     0.24  $      0.26  $     0.27
Basic average shares                   7,634,477  7,633,462  7,633,462  7,622,110    7,591,441  7,569,049    7,560,100   7,561,930
Diluted average shares                 7,736,527  7,740,431  7,728,480  7,731,503    7,724,025  7,728,465    7,747,148   7,748,169