Form 10-Q
period 2000-03-31
UNITED SECURITY BANCORPORATION
filed 2000-04-26
CIK 726990

                                 United States
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                   FORM 10-Q

(Mark One)

(X)  Quarterly report under Section 13 or 15 (d) of the Securities Exchange Act
---
     of 1934

     For the quarterly period ended March 31, 2000 or
                                    --------------

(_) Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

     For the transition period from ____________ to _____________

Commission file number 000 - 18561
                       -----------

                        UNITED SECURITY BANCORPORATION
                        ------------------------------
            (Exact Name of Registrant as Specified in Its Charter)

            Washington                               91-1259511
            ----------                               ----------
     (State or Other Jurisdiction of              (I.R.S. Employer
     Incorporation or Organization)               Identification No.)

              9506 North Newport Highway, Spokane, WA 99218-1200
              --------------------------------------------------
                   (Address of Principal Executive Offices)

                                (509) 467-6949
                                 -------------
             (Registrant's Telephone Number, Including Area Code)


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No ___
                                              ---

The issuer has one class of capital stock, that being common stock. On April 20, 2000, there were 7,315,959 shares of such stock outstanding.

                        UNITED SECURITY BANCORPORATION

                    INDEX TO QUARTERLY REPORT ON FORM 10-Q

                                March 31, 2000

                               Table of Contents


                                                                          Page
Independent Accountant's Report                                             3

Part I  Financial Information

        Item 1. Financial Statements

                Consolidated Statements of Condition - March 31, 2000
                and December 31, 1999....................................   4

                Consolidated Statements of Income - Three Months Ended
                March 31, 2000 and 1999..................................   5

                Consolidated Condensed Statements of Cash Flows -
                Three Months Ended March 31, 2000 and 1999...............   6

                Notes to Consolidated Financial Statements...............   7-8

        Item 2. Management's Discussion and Analysis of Financial
                Condition and Results of Operations......................   9-10

        Item 3. Quantitative and Qualitative Disclosures About
                Market Risk..............................................   11

Part II Other Information

        Item 6. Exhibits and Reports on Form 8-K.........................   11

Signatures...............................................................   11

                        UNITED SECURITY BANCORPORATION

                        Independent Accountant's Report

Board of Directors and Shareholders
United Security Bancorporation

We have reviewed the accompanying consolidated statement of condition of United Security Bancorporation and subsidiaries as of March 31, 2000, and the related consolidated statement of income, and consolidated condensed statement of cash flows for the three months ended March 31, 2000. These financial statements are the responsibility of the Corporation's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with generally accepted accounting principles.

Everett, Washington                /s/ Moss Adams LLP
April 14, 2000

                        UNITED SECURITY BANCORPORATION


                UNITED SECURITY BANCORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CONDITION

                  ($ In thousands)                                            March 31,   December 31,
                                                                                2000         1999
                         ASSETS                                               Reviewed      Audited
Cash and due from banks                                                       $ 19,822       $ 21,387
Overnight interest bearing deposits with other banks                            10,458          4,632
                                                                              --------       --------
  Cash and cash equivalents                                                     30,280         26,019

Securities                                                                      52,022         53,141

Loans, net of allowance for loan losses of $4,307 in 2000
 and $4,349 in 1999                                                            419,439        418,210

Accrued interest receivable                                                      5,098          4,494
Premises and equipment, net                                                     13,511         13,133
Foreclosed real estate and other foreclosed assets                               1,164          1,179
Life insurance and salary continuation assets                                    4,089          4,049
Intangible assets                                                                6,091          6,189
Other assets                                                                     1,346          1,312
                                                                              --------       --------
TOTAL ASSETS                                                                  $533,040       $527,726
                                                                              ========       ========
                      LIABILITIES
Noninterest bearing - demand deposits                                         $ 80,733       $ 82,299
Interest bearing:
  NOW and savings accounts                                                     196,783        196,513
  Time, $100,000 and over                                                       64,743         56,430
  Other time                                                                   123,214        117,657
                                                                              --------       --------
TOTAL DEPOSITS                                                                 465,473        452,899

Short-term borrowings                                                            1,700          7,508
Capital lease obligations                                                          684            690
Accrued interest payable                                                         1,482          1,367
Other liabilities                                                                2,787          2,340
                                                                              --------       --------
TOTAL LIABILITIES                                                              472,126        464,804

                   STOCKHOLDERS' EQUITY
Common stock, no par, shares authorized 15,000,000; issued
 and outstanding 7,315,959 in 2000 and 6,942,439 in 1999                        49,646         44,471
Retained earnings                                                               12,314         19,460
Accumulated other comprehensive income/(loss), net of tax                       (1,046)        (1,009)
                                                                              --------       --------
TOTAL STOCKHOLDERS' EQUITY                                                      60,914         62,922
                                                                              --------       --------

TOTAL LIABILITIES and STOCKHOLDERS' EQUITY                                    $533,040       $527,726
                                                                              ========       ========

The accompanying notes are an integral part of these statements.

                        UNITED SECURITY BANCORPORATION


                UNITED SECURITY BANCORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME

                                                                                Three Months Ended
              ($ In thousands, except per share)                                     March 31,
                                                                             2000              1999
INTEREST INCOME                                                            Reviewed          Unaudited
  Interest and fees on loans and leases                                  $   10,333         $    9,299
  Interest on securities                                                        803              1,213
  Other interest income                                                         102                100
                                                                         ----------         ----------
TOTAL INTEREST INCOME                                                        11,238             10,612
                                                                         ----------         ----------
INTEREST EXPENSE
  Interest on deposits                                                        4,263              3,675
  Interest on borrowings                                                         48                 39
                                                                         ----------         ----------
TOTAL INTEREST EXPENSE                                                        4,311              3,714
                                                                         ----------         ----------
NET INTEREST INCOME                                                           6,927              6,898
  Provision for loan losses                                                     337                267
                                                                         ----------         ----------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                           6,590              6,631
                                                                         ----------         ----------
NONINTEREST INCOME
  Fees and service charges                                                      596                626
  Insurance commissions                                                         234                263
  Securities gains/(losses)                                                      (6)                42
  Other                                                                         219                334
                                                                         ----------         ----------
TOTAL NONINTEREST INCOME                                                      1,043              1,265
                                                                         ----------         ----------
NONINTEREST EXPENSE
  Salaries and employee benefits                                              3,129              2,853
  Occupancy expense, net                                                        445                385
  Equipment expense                                                             351                333
  Intangible amortization                                                        98                 94
  Other operating expense                                                     1,197              1,153
                                                                         ----------         ----------
TOTAL NONINTEREST EXPENSE                                                     5,220              4,818
                                                                         ----------         ----------
INCOME BEFORE TAXES                                                           2,413              3,078

INCOME TAX EXPENSE                                                              623                999
                                                                         ----------         ----------
NET INCOME                                                               $    1,790         $    2,079
                                                                         ==========         ==========
Basic earnings per common share                                          $     0.24         $     0.27
Diluted earnings per common share                                        $     0.24         $     0.27
Basic weighted average shares outstanding                                 7,546,429          7,622,110
Diluted weighted average shares outstanding                               7,606,969          7,731,503

The accompanying notes are an integral part of these statements.

                        UNITED SECURITY BANCORPORATION


                United Security Bancorporation and Subsidiaries
                Consolidated Condensed Statements of Cash Flows
                     Year-To-Date March 31, 2000 and 1999
                               ($ in thousands)

                                                           2000            1999
Cash flows from operating activities:                    Reviewed       Unaudited
 Net income                                              $  1,790       $   2,079
 Provision for loan losses                                    337             267
 Depreciation and amortization                                250             229
 (Increase)/decrease in assets and liabilities:
  Accrued interest receivable                                (604)           (194)
  Life insurance and salary continuation assets               (40)            (32)
  Other assets                                                 61            (289)
  Accrued interest payable                                    115             (77)
  Other liabilities                                           447            (629)
                                                         --------       ---------
     Net cash provided by operating activities              2,356           1,354
                                                         --------       ---------

Cash flows from investing activities:
 Securities:
  Maturities                                                   50          19,728
  Sales                                                     2,950           4,058
  Purchases                                                (1,918)         (5,116)
 Net increase in loans                                     (1,566)        (10,974)
 Sales of premises and equipment                               24
 Purchases of premises and equipment                         (652)           (293)
 Foreclosed real estate activity                               15             (21)
                                                         --------       ---------
     Net cash change in investing activities               (1,097)          7,382
                                                         --------       ---------

Cash flows from financing activities:
 Net change in deposits                                    12,574         (19,737)
 Proceeds from borrowings                                                     408
 Principal payments on borrowings                          (5,808)
 Principal payments on capital lease obligations               (6)             (5)
 Cash payments for stock repurchases                       (4,175)
 Cash received from stock sales                               417             196
 Cash redemption of fractional shares                                         (17)
                                                         --------       ---------
     Net cash provided by financing activities              3,002         (19,155)
                                                         --------       ---------

Net change in cash and cash equivalents                     4,261         (10,419)
Cash and cash equivalents, beginning of year               26,019          37,088
                                                         --------       ---------
Cash and cash equivalents, end of quarter                $ 30,280       $  26,669
                                                         ========       =========

The accompanying notes are an integral part of these statements.

                        UNITED SECURITY BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  Management Statement

The consolidated financial statements include United Security Bancorporation and its wholly owned subsidiaries (USBN), United Security Bank, Home Security Bank, Bank of Pullman, Grant National Bank, AmericanWest Bank, and USB Insurance Agencies, Inc. after eliminating all significant intercompany balances and transactions. In the opinion of USBN, the accompanying Consolidated Financial Statements present fairly the financial position of USBN as of March 31, 2000 and December 31, 1999, and the related statements of income and cash flows for the three-month period ended March 31, 2000 and 1999.

NOTE 2.  Securities

Most of the securities are classified as available-for-sale and are stated at fair value, and unrealized holding gains and losses, net of related deferred taxes, are reported as a separate component of stockholders' equity. Gains or losses on available-for-sale securities sales are reported as part of noninterest income based on the net proceeds and the adjusted carrying amount of the securities sold, using the specific identification method. Carrying amount and fair values at March 31, 2000 and December 31, 1999 were as follows:

                                                                      March 31, 2000                     December 31, 1999
                                                                         Fair                                 Fair
($ in thousands)                                            Amortized    Value    Financial        Amortized  Value    Financial
                                                              Cost     Reviewed   Statements         Cost    Audited   Statements
Securities available-for-sale:
U.S. Treasury securities                                     $ 2,502   $ 2,495     $ 2,495          $ 2,503  $ 2,503     $ 2,503
Obligations of federal government agencies                    16,838    16,239      16,239           16,888   16,317      16,317
Mortgage backed securities                                     8,767     8,544       8,544           10,014    9,812       9,812
Obligations of states, municipalities and
 political subdivisions                                        8,046     8,028       8,028            8,201    8,163       8,163
Other securities                                              16,743    16,010      16,010           16,356   15,639      15,639
                                                            --------------------------------       ------------------------------
                                                              52,896    51,316      51,316           53,962   52,434      52,434

Securities held-to-maturity:
Obligations of states, municipalities and
 political subdivisions                                          706       701         706              707      699         707
                                                            --------------------------------       ------------------------------
   Total                                                     $53,602   $52,017     $52,022          $54,669  $53,133     $53,141
                                                            ================================       ==============================

                        UNITED SECURITY BANCORPORATION

NOTE 3. LOANS

Loan detail by category as of March 31, 2000 and December 31, 1999 were as follows:

             ($ in thousands)            March 31, 2000       December 31, 1999
                                            Reviewed               Audited
Commercial and industrial                      $252,629                $246,796
Agricultural                                     64,293                  67,025
Real estate mortgage                             66,531                  66,690
Real estate construction                         13,259                  14,781
Installment                                      21,290                  21,190
Bank cards and other                              6,526                   6,939
                                            -----------             -----------
   Total loans                                  424,528                 423,421
Allowance for loan losses                        (4,307)                 (4,349)
Deferred loan fees, net of deferred costs          (782)                   (862)
                                            -----------             -----------
Net loans                                      $419,439                $418,210
                                            ===========             ===========

NOTE 4.  ALLOWANCE FOR LOAN LOSSES

The allowance for loan loss is maintained at levels considered adequate by management to provide for possible loan losses. The allowance is based on management's assessment of various factors affecting the loan portfolio, including problem loans, business conditions and loss experience, and an overall evaluation of the quality of the underlying collateral. Changes in the allowance for loan losses during the three months ended March 31, 2000 and 1999 were as follows:

                                                           Three Months Ended
                                                                March 31,
         ($ in thousands)                                    2000       1999
                                                           Reviewed   Unaudited
Balance, beginning of period                                 $4,349      $3,819
Provision for loan losses                                       337         267
Loan charge-offs                                               (402)       (332)
Loan recoveries                                                  23          27

                                                          ---------   ---------
Balance, end of period                                       $4,307      $3,781
                                                          =========   =========

                        UNITED SECURITY BANCORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion contains a review of the results of operations and financial condition for first quarter in 2000 and 1999. This information should be read in conjunction with the financial statements and related notes appearing in this report. The reader is assumed to have access to USBN's Form 10-K for the year ended December 31, 1999, which contains additional information.

This discussion may contain certain forward-looking statements, which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those stated. Readers are cautioned not to place undue reliance on these forward-looking statements.

Overview

A performance summary and detailed discussion regarding the first quarter for 2000 and 1999 follow this table.

                UNITED SECURITY BANCORPORATION AND SUBSIDIARIES
                              PERFORMANCE SUMMARY

                                                               Three Months Ended March 31,
                                                                                        %
               ($ in thousands, except per share)              2000       1999       Change
Interest income                                              $11,238     $10,612        5.9%
Interest expense                                               4,311       3,714       16.1%
                                                             -------     -------    -------
  Net interest income                                          6,927       6,898        0.4%

Provision for loan losses                                        337         267       26.2%

                                                             -------     -------    -------
  Net interest income after provision for loan losses          6,590       6,631       -0.6%

Noninterest income                                             1,043       1,265      -17.5%
Noninterest expense                                            5,220       4,818        8.3%

                                                             -------     -------    -------
  Income before income taxes                                   2,413       3,078      -21.6%

Income taxes                                                     623         999      -37.6%

                                                             -------     -------    -------
  Net income                                                 $ 1,790     $ 2,079      -13.9%
                                                             =======     =======    =======

Basic earnings per common share                              $  0.24     $  0.27      -11.1%
Diluted earnings per common share                            $  0.24     $  0.27      -11.1%

                        UNITED SECURITY BANCORPORATION

Net Income

USBN reported net income of $1,790,000 for the first quarter of 2000 compared to $2,079,000 for the same period in 1999. Basic and diluted earnings per share were $.24 in 2000 and $.27 in 1999. First quarter 2000 earnings were improved by a $174,000 tax credit from the renovation of a historical property, which reduced income tax expense and improved earnings per share by $.02.

Net Interest Income

For the first quarter of 2000 net interest income grew slightly to $6,927,000 compared to $6,898,000 in 1999. The growth in net interest income was due to loan volume growth, which on an average basis grew to $481 million in 2000 from $453 million in 1999. The net interest margin to average earning assets declined from 6.17% in 1999 to 5.79% in 2000.

Provision for Loan Losses

The allowance for possible loan losses is based on management's evaluation of the loan portfolio. The allowance for loan losses to total loans increased to 1.02% in 2000 compared to 1.01% in 1999.

Noninterest Income

Noninterest income was $1,043,000 in 2000 compared to $1,265,000 in 1999. Fees and service charges declined from $626,000 in 1999 to $596,000 in 2000. Insurance commissions were $234,000 in 2000 compared to $263,000 in 1999. There were nonrecurring securities gains of $42,000 in 1999. Other noninterest income was lower in 2000 primarily due to nonrecurring gains on the sale of escrow servicing and real estate owned.

Noninterest Expense

Noninterest expense increased from $4,818,000 in 1999 to $5,220,000 in 2000.
The increase was primarily due to additional expenses for the five new branches opened by USB and BOP in the latter part of 1999 and to accrue expense for a new employee incentive program designed to create and reward productivity. Also expense was incurred for a new Computer Center opened in first quarter 2000.

Income Tax Expense

Income tax expense was lower in first quarter 2000 due to a $174,000 tax credit for the renovation of a historical property.

Stock Repurchase Program

USBN completed an approximately 5% stock repurchase program in March 2000, which was approved by the Board of Directors in December 1999. Approximately 385,000 shares were repurchased for $4.2 million in February and March 2000.

                        UNITED SECURITY BANCORPORATION

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Management considers interest rate risk to be a market risk that could have a significant effect on the financial condition of USBN. There have been no material changes in reported market risks faced by USBN since the end of the most recent fiscal year end.

                                   Part II

                               Other Information

 Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

            Exhibit 27     Financial Data Schedule.

(b) Reports on Form 8-K

            None in first quarter 2000.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on April 20, 2000.

                              UNITED SECURITY BANCORPORATION

                              /s/ Richard C. Emery
                              ------------------------------------
                              Richard C. Emery, President and
                              Chief Executive Officer

                              /s/ Chad Galloway
                              ------------------------------------
                              Chad Galloway, Vice President and
                              Chief Financial Officer