Form 10-Q
period 2000-06-30
UNITED SECURITY BANCORPORATION
filed 2000-07-26
CIK 726990

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

(X)  Quarterly report under Section 13 or 15 (d) of the Securities Exchange
 -   Act of 1934

     For the quarterly period ended JUNE 30, 2000 or

( )  Transition report pursuant to Section 13 or 15 (d) of the Securities
 -   Exchange Act of 1934

     For the transition period from ___________ to ___________

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

     The issuer has one class of capital stock, that being common stock. On July 20, 2000, there were 7,316,760 shares of such stock outstanding.

                         UNITED SECURITY BANCORPORATION

                     INDEX TO QUARTERLY REPORT ON FORM 10-Q

                                  June 30, 2000

                                Table of Contents

                                                                                            Page

Independent Accountant's Report                                                                3

Part I  Financial Information

        Item 1. Financial Statements

                Consolidated Statements of Condition - June 30, 2000
                and December 31, 1999 . . . . . . . . . . . . . . . . . . . . . . . . . . .    4

                Consolidated Statements of Income - Three and Six Months Ended
                June 30, 2000 and 1999 . . . . . . . . . . . . . . . . . . . . . . . . . . .   5

                Consolidated Condensed Statements of Cash Flows -
                Six Months Ended June 30, 2000 and 1999 . . . . . . . . . . . . . . . . . .    6

                Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . .     7 - 8

        Item 2. Management's Discussion and Analysis of Financial Condition
                 and Results of Operations . . . . . . . . . . . . . . . . . . . . . . . .     9 - 10

        Item 3. Quantitative and Qualitative Disclosures About Market Risk . . . . . . . .     11

Part II Other Information

        Item 4. Submission of Matters to a Vote of Security Holders . . . . . .  . . . . .     11

        Item 6. Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . .     11

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     12

                         UNITED SECURITY BANCORPORATION

                         Independent Accountant's Report

Board of Directors and Shareholders
United Security Bancorporation

     We have reviewed the accompanying condensed consolidated statement of condition of United Security Bancorporation and subsidiaries as of June 30, 2000, and the related condensed consolidated statements of income and cash flows for the six months ended June 30, 2000. These financial statements are the responsibility of United Security Bancorporation's management.

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

     We have previously audited, in accordance with generally accepted auditing standards, the consolidated statement of condition of United Security Bancorporation and subsidiaries as of December 31, 1999, and the related consolidated statements of income, stockholders' equity and cash flows for the year then ended (which are not presented herein), and in our report dated January 21, 2000, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated statement of condition as of December 31, 1999, is fairly presented, in all material respects, in relation to the consolidated statement of condition from which it has been derived.


Everett, Washington                         /s/ Moss Adams LLP
July 20, 2000

                         UNITED SECURITY BANCORPORATION

                UNTIED SECURITY BANCORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CONDITION

                    ($ In thousands)                                            JUNE 30,     DECEMBER 31,
                         ASSETS                                                   2000            1999

Cash and due from banks                                                          $19,321        $21,387
Overnight interest bearing deposits with other banks                               5,966          4,632
                                                                                --------       --------
   Cash and cash equivalents                                                      25,287         26,019

Securities                                                                        53,231         53,141

Loans, net of allowance for loan losses of $4,300 in 2000
   and $4,349 in 1999                                                            453,309        418,210

Accrued interest receivable                                                        5,757          4,494
Premises and equipment, net                                                       13,546         13,133
Foreclosed real estate and other foreclosed assets                                 1,631          1,179
Life insurance and salary continuation assets                                      4,231          4,049
Intangible assets                                                                  5,998          6,189
Other assets                                                                       1,654          1,312
                                                                                --------       --------
TOTAL ASSETS                                                                    $564,644       $527,726
                                                                                ========       ========

                                  LIABILITIES
Noninterest bearing - demand deposits                                            $83,247        $82,299
Interest bearing:
   NOW and savings accounts                                                      200,443        196,513
   Time, $100,000 and over                                                        66,943         56,430
   Other time                                                                    127,713        117,657
                                                                                --------       --------
TOTAL DEPOSITS                                                                   478,346        452,899

Short-term borrowings                                                             18,253          7,508
Capital lease obligations                                                            678            690
Accured interest payable                                                           1,694          1,367
Other liabilities                                                                  2,908          2,340
                                                                                --------       --------
TOTAL LIABILITIES                                                                501,879        464,804

                              STOCKHOLDERS' EQUITY
Common stock, no par, shares authorized 15,000,000; Issued
   and outstanding 7,316,760 in 2000 and 6,942,439 in 1999                        49,652         44,471
Retained earnings                                                                 14,334         19,460
Accumulated other comprehensive loss, net of tax                                  (1,221)        (1,009)
                                                                                --------       --------
TOTAL STOCKHOLDERS' EQUITY                                                        62,765         62,922
                                                                                --------       --------
TOTAL LIABILITIES and STOCKHOLDERS' EQUITY                                      $564,644       $527,726
                                                                                ========       ========
         The accompanying notes are an integral part of these statements


                         UNITED SECURITY BANCORPORATION

                UNTIED SECURITY BANCORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

                                                             THREE MONTHS ENDED       YEAR-TO-DATE
                    ($ In thousands, except per share)           JUNE 30,                JUNE 30,
                                                              2000       1999         2000       1999
INTEREST INCOME
   Interest and fees on loans and leases                     $11,006     $9,758      $21,339     $19,057
   Interest on securities                                        840        909        1,643       2,122
   Other interest income                                         176         86          278         186
                                                           ---------   ---------   ---------   ---------
TOTAL INTEREST INCOME                                         12,022     10,753       23,260      21,365
                                                           ---------   ---------   ---------   ---------
INTEREST EXPENSE
   Interest on deposits                                        4,539      3,620        8,802       7,295
   Interest on borrowings                                        180        192          228         231
                                                           ---------   ---------   ---------   ---------
TOTAL INTEREST EXPENSE                                         4,719      3,812        9,030       7,526
                                                           ---------   ---------   ---------   ---------

NET INTEREST INCOME                                            7,303      6,941       14,230      13,839
   Provision for loan losses                                     307        250          644         517
                                                           ---------   ---------   ---------   ---------
NET INTEREST INCOME AFTER PROVISIONS FOR LOAN LOSSES           6,996      6,691       13,586      13,322
                                                           ---------   ---------   ---------   ---------

NONINTEREST INCOME
   Fees and service charges                                      644        654        1,240       1,280
   Insurance commissions                                         233        230          467         493
   Securities gains/(losses)                                      (6)        24          (12)         66
   Other                                                         172      1,597          391       1,931
                                                           ---------   ---------   ---------   ---------
TOTAL NONINTEREST INCOME                                       1,043       2,505       2,086       3,770
                                                           ---------   ---------   ---------   ---------

NONINTEREST EXPENSE
   Salaries and employee benefits                              3,104      2,899        6,233       5,752
   Occupancy expense, net                                        442        400          887         785
   Equipment expense                                             392        349          743         682
   Intangible amortization                                        93         95          191         189
   Other operating expense                                     1,117      1,079        2,314       2,232
                                                           ---------   ---------   ---------   ---------
TOTAL NONINTEREST EXPENSE                                      5,148      4,822       10,368       9,640
                                                           ---------   ---------   ---------   ---------

INCOME BEFORE TAXES                                            2,891      4,374        5,304       7,452

INCOME TAX EXPENSE                                               873      1,449        1,496       2,448
                                                           ---------   ---------   ---------   ---------
NET INCOME                                                    $2,018     $2,925       $3,808      $5,004
                                                           =========   =========   =========   =========
Basic earnings per common share                                $0.28       $0.38       $0.51       $0.66
Diluted earnings per common share                              $0.27       $0.38       $0.51       $0.65
Basic weighted average shares outstanding                  7,316,593   7,633,462   7,430,876   7,627,817
Diluted weighted average shares outstanding                7,354,328   7,728,480   7,481,905   7,729,983

        The accompanying notes are an integral part of these statements.

                         UNITED SECURITY BANCORPORATION

                 UNITED SECURITY BANCORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                      YEAR-TO-DATE JUNE 30, 2000 AND 1999
                                ($ IN THOUSANDS)

                                                                2000       1999
Cash Flows From Operating Activities:
   Net income                                                    $3,808    $5,004
   Provision for loan losses                                        644       517
   Depreciation and amortization                                    540       459
   (Increase)/decrease in assets and liabilities:
      Accrued interest receivable                                (1,263)     (260)
      Life insurance and salary continuation assets                (182)     (150)
      Other assets                                                  (85)      165
      Accured interest payable                                      327      (263)
      Other liabilities                                             568      (984)
                                                                 -------  -------
         Net cash provided by operating activities                4,357     4,488
                                                                 -------  -------

Cash flows from investing activities:
   Securities:
      Maturities                                                  4,687    29,541
      Sales                                                       1,512     9,902
      Purchases                                                  (6,568)  (10,461)
   Net increase in loans                                        (35,743)  (36,593)
   Sales of premises and equipment                                   26       947
   Purchases of premises and equipment                             (979)   (1,169)
   Foreclosed real estate activity                                 (452)     (227)
                                                                --------  -------
      Net cash change in investing activities                   (37,517)   (8,060)
                                                                --------  -------

Cash flows from financing activiites:
   Net change in deposits                                        25,447   (24,079)
   Proceeds from short-term borrowings                           10,745    11,825
   Principal payments on capital lease obligations                  (12)      (11)
   Cash payments for stock repurchases                           (4,175)
   Cash received from stock sales                                   423       194
   Cash redemption of fractional shares                                       (17)
                                                                -------   -------
      Net cash provided by financing activities                  32,428   (12,088)
                                                                -------   -------

Net change in cash and cash equivalents                            (732)  (15,660)
Cash and cash equivalents, beginning of year                     26,019    37,088
Cash and cash equivalents, end of quarter                       -------   -------
                                                                $25,287   $21,428
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

     The interim unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments consisting only of normal recurring accruals necessary for a fair presentation of the financial condition and the results of operations for the interim periods included herein have been made. The consolidated statement of condition of USBN as of December 31, 1999 has been derived from the audited consolidated statement of condition of USBN as of that date. The results of operations for the six months ended June 30, 2000, are not necessarily indicative of results to be anticipated for the year ending December 31, 2000. For additional information, refer to the consolidated financial statements and footnotes thereto included in USBN's annual report on Form 10-K for the year ended December 31, 1999.

NOTE 2.  SECURITIES

     Most of the securities are classified as available-for-sale and are stated at fair value, and unrealized holding gains and losses, net of related deferred taxes, are reported as a separate component of stockholders' equity. Gains or losses on available-for-sale securities sales are reported as part of noninterest income based on the net proceeds and the adjusted carrying amount of the securities sold, using the specific identification method. Carrying amount and fair values at June 30, 2000 and December 31, 1999 were as follows:

                                                        JUNE 30, 2000                   DECEMBER 31, 1999
                                               AMORTIZED  FAIR      FINANCIAL    AMORTIZED  FAIR      FINANCIAL
        ($in thousands)                          COST     VALUE     STATEMENTS     COST     VALUE     STATEMENTS

SECURITIES AVAILABLE-FOR-SALE:
U.S. Treasury securities                         $ 2,499   $ 2,494   $ 2,494       $ 2,503   $ 2,503   $ 2,503
Obligations of federal government agencies        18,464    17,777    17,777        16,888    16,317    16,317
Mortgage backed securities                         9,800     9,478     9,478        10,014     9,812     9,812
Obligations of states, municipalities and
   political subdivisions                          7,836     7,809     7,809         8,201     8,163     8,163
Other securities                                  15,776    14,967    14,967        16,356    15,639    15,639
                                                 -------   -------   -------       -------   -------   -------
                                                  54,375    52,525    52,525        53,962    52,434    52,434
SECURITIES HELD-TO-MATURITY:
Obligations of states, municipalities and
   political subdivisions                            706       691       706           707       699       707
                                                 -------   -------   -------       -------   -------   -------
      Total                                      $55,081   $53,216   $53,231       $54,669   $53,133   $53,141
                                                 =======   =======   =======       =======   =======   =======

                         UNITED SECURITY BANCORPORATION

NOTE 3. LOANS

     Loan detail by category as of June 30, 2000 and December 31, 1999 were as follows:

           ($ in thousands)                                  JUNE 30, 2000      DECEMBER 31, 1999
Commercial and industrial                                     $280,373            $246,796
Agricultural                                                    78,910              67,025
Real estate mortgage                                            57,302              66,690
Real estate construction                                        13,449              14,781
Installment                                                     21,808              21,190
Bank cards and other                                             6,554               6,939
                                                              --------            --------
   Total loans                                                 458,396             423,421
Allowance for loan losses                                       (4,300)             (4,349)
Deferred loan fees, net of deferred costs                         (787)               (862)
                                                              --------            --------
   Net loans                                                  $453,309            $418,210
                                                              ========            ========

NOTE 4. ALLOWANCE FOR LOAN LOSSES

     The allowance for loan loss is maintained at levels considered adequate by management to provide for possible loan losses. The allowance is based on management's assessment of various factors affecting the loan portfolio, including problem loans, business conditions and loss experience, and an overall evaluation of the quality of the underlying collateral. Changes in the allowance for loan losses during the three and six months ended June 30, 2000 and 1999 were as follows:

                                                             THREE MONTHS ENDED       YEAR-TO-DATE
           ($ in thousands)                                        JUNE 30,                JUNE 30,
                                                              2000       1999         2000       1999
Balance, beginning of period                                  $4,307     $3,781       $4,349     $3,819
Provision for loan losses                                        307        250          644        517
Loan charge-offs                                                (345)      (173)        (747)      (505)
Loan recoveries                                                   31        138           54        165
                                                              ------     ------       ------     ------
Balance, end of period                                        $4,300     $3,996       $4,300     $3,996
                                                              ======     ======       ======     ======

NOTE 5. SUBSEQUENT EVENT

     The Board of Directors approved a stock repurchase program authorizing the repurchase of up to 732,000 shares. If all 732,000 shares are repurchased, it will represent approximately 10% of USBN's outstanding common stock. Shares will be purchased from time to time, depending on market conditions and price, over the next year. Currently, USBN has 7.3 million shares outstanding, following a repurchase of approximately 385,000 shares in first quarter 2000.

                         UNITED SECURITY BANCORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion contains a review of the results of operations and financial condition for second quarter and the year-to-date results in 2000 and 1999. This information should be read in conjunction with the financial statements and related notes appearing in this report. The reader is assumed to have access to USBN's Form 10-K for the year ended December 31, 1999, which contains additional information.

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

OVERVIEW

     A performance summary and detailed discussion regarding the second quarter and year-to-date results for 2000 and 1999 follows this table.


                 UNITED SECURITY BANCORPORATION AND SUBSIDIARIES
                              PERFORMANCE SUMMARY

                                                             THREE MONTHS ENDED JUNE 30,    YEAR-TO-DATE JUNE 30,
                                                                                  %                             %
      ($ in thousands, except per share)                     2000       1999    CHANGE     2000       1999    CHANGE

Interest income                                              $12,022   $10,753   11.8%    $23,260   $21,365     8.9%
Interest expense                                               4,719     3,812   23.8%      9,030     7,526    20.0%
                                                             -------   -------   ----     -------   -------    ----
   Net interest income                                         7,303     6,941    5.2%     14,230    13,839     2.8%

Provision for loan losses                                        307       250   22.8%        644       517    24.6%
                                                             -------   -------   ----     -------   -------    ----
    Net interest income after provision for loan losses        6,996     6,691    4.6%     13,586    13,322     2.0%

Noninterest income                                             1,043     2,505  -58.4%      2,086     3,770   -44.7%
Noninterest expense                                            5,148     4,822    6.8%     10,368     9,640     7.6%
                                                             -------   -------   ----     -------   -------    ----
   Income before income taxes                                  2,891     4,374  -33.9%      5,304     7,452   -28.8%

Income taxes                                                     873     1,449  -39.8%      1,496     2,448   -38.9%
                                                             -------   -------   ----     -------   -------    ----
   Net income                                                 $2,018    $2,925  -31.0%     $3,808    $5,004   -23.9%
                                                             =======   =======  =====     =======   =======   =====
Basic earnings per common share                                $0.28     $0.38  -26.3%      $0.51     $0.66   -22.7%
Diluted earnings per common share                              $0.27     $0.38  -28.9%      $0.51     $0.65   -21.5%


NET INCOME

     USBN reported net income of $3,808,000 for the first six months of 2000 compared to $5,004,000 for the same period in 1999. Diluted earnings per share were $.51 in 2000 and $.65 in 1999. Second quarter earnings were $2,018,000 for 2000 and $2,925,000 for 1999. Diluted earnings per share were $.27 for 2000 and $.38 for 1999. Second quarter and year-to-date 1999 net earnings were improved by $825,000 and $.11 per share from the gain on the sale of the Bank of the West name.

                         UNITED SECURITY BANCORPORATION

NET INTEREST INCOME

     Year 2000 net interest income grew 3% to $14,230,000 compared to $13,839,000 in 1999. The growth in net interest income was due to loan volume growth, which on an average basis grew to $431 million in 2000 from $377 million in 1999. The net interest margin to average earning assets declined from 6.13% in 1999 to 5.83% in 2000.

PROVISION FOR LOAN LOSSES

     The allowance for possible loan losses is based on management's evaluation of the loan portfolio. The provision for loan losses grew 25% to $644,000 in 2000 compared to $517,000 in 1999. Loans grew by 15% from June 30, 1999 to June 30, 2000.

NONINTEREST INCOME

     Noninterest income declined by $1,250,000 due to a nonrecurring gain from the sale of the Bank of the West name in June 1999. Noninterest income was $2,086,000 in 2000 and $3,770,000 in 1999 including the gain on the sale of the name. Fees and service charges declined slightly to $1,240,000 in 2000 from $1,280,000 in 1999 with a comparative improvement during second quarter 2000 as the fees related to deposits increased. Insurance commissions declined to $467,000 in 2000 compared to $493,000 in 1999. There were nonrecurring securities gains of $66,000 in 1999 and securities losses of $12,000 in 2000 as liquidity was obtained from the securities portfolio to help fund loan growth. Other noninterest income was lower in 2000 primarily due to nonrecurring gains on the sale of the name, escrow servicing and real estate owned.

NONINTEREST EXPENSE

     Noninterest expense increased 8% to $10,368,000 in 2000 from $9,640,000 in 1999. The increase was primarily due to additional expenses for the six new branches opened by USB and BOP in the latter part of 1999 and to accrue expense for a new employee incentive program designed to create and reward productivity. Also expense was incurred for a new Computer Center opened in first quarter 2000.

INCOME TAX EXPENSE

     Income tax expense was lower in 2000 due to a tax credit for the renovation of a historical property and for tax expense on stock options exercised, which didn't qualify as incentive stock options.

STOCK REPURCHASE PROGRAM

     The Board of Directors approved a stock repurchase program authorizing the repurchase of up to 732,000 shares. If all 732,000 shares are repurchased, it will represent approximately 10% of USBN's outstanding common stock. Shares will be purchased from time to time, depending on market conditions and price, over the next year. Currently, USBN has 7.3 million shares outstanding, following a repurchase of approximately 385,000 shares in first quarter 2000.

                         UNITED SECURITY BANCORPORATION

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

     Management considers interest rate risk to be a market risk that could have a significant effect on the financial condition of USBN. There have been no material changes in reported market risks faced by USBN since the end of the most recent fiscal year.

                                     Part II

                                Other Information

Item 4. Submission of Matters to a Vote of Security Holders

     (a)  Annual meeting of shareholders was held on May 23, 2000.

     (b) Proxies for the annual meeting were solicited pursuant to Regulation 14 under the Act.

     (c)  Matter voted upon at the meeting:

           Election of Directors              For                     Against
         David C. Blankenship               5,653,662                 117,184
         Wesley E. Colley                   5,727,321                  43,525
         James Rand Elliott                 5,630,069                 140,777
         David E. Frame                     5,726,749                  44,097
         Robert J. Gardner                  5,701,218                  69,628
         Robert L. Golob                    5,647,907                 122,939
         Norman V. McKibben                 5,727,321                  43,525
         Buddy R. Sampson                   5,633,020                 137,826
         Keith P. Sattler                   5,725,261                  45,585
         Dann Simpson                       5,587,313                 183,533
         Donald H. Swartz, II               5,701,218                  69,628
         Ronald Wachter                     5,630,008                 140,838

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits

               Exhibit 27 Financial Data Schedule.

     (b)  Reports on Form 8-K

Date           Item #                      Subject
April 3, 2000    5     Wes Colley elected President and CEO, Rich Emery retires.

                         UNITED SECURITY BANCORPORATION

Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on July 20, 2000.

                                           UNITED SECURITY BANCORPORATION


                                           \s\ WES COLLEY
                                           ------------------------------------
                                           Wes Colley, President and
                                           Chief Executive Officer



                                           \s\ CHAD GALLOWAY
                                           ------------------------------------
                                           Chad Galloway, Vice President and
                                           Chief Financial Officer