Form 10-Q
period 2000-09-30
UNITED SECURITY BANCORPORATION
filed 2000-10-27
CIK 726990

United States
 SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

[X]	Quarterly report under Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2000 or

[ ]	Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

 For the transition period from ___________ to ___________

Commission file number 000-18561

UNITED SECURITY BANCORPORATION
 (Exact Name of Registrant as Specified in Its Charter)

Washington	91-1259511
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

9506 North Newport Highway, Spokane, WA 99218-1200
(Address of Principal Executive Offices)

(509) 467-6949
(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]   No [   ]

The issuer has one class of capital stock, that being common stock. On October 19, 2000, there were 7,065,146 shares of such stock outstanding.

UNITED SECURITY BANCORPORATION

INDEX TO QUARTERLY REPORT ON FORM 10-Q

September 30, 2000

Table of Contents

UNITED SECURITY BANCORPORATION

     Independent Accountant’s Report

 Board of Directors and Shareholders
 United Security Bancorporation

We have reviewed the accompanying condensed consolidated statement of condition of United Security Bancorporation and subsidiaries as of September 30, 2000, and the related condensed consolidated statements of income for the three and nine months ended September 30, 2000, and cash flows for the nine months ended September 30, 2000. These financial statements are the responsibility of United Security Bancorporation’s management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated statement of condition of United Security Bancorporation and subsidiaries as of December 31, 1999, and the related consolidated statements of income, stockholders’ equity and cash flows for the year then ended (which are not presented herein), and in our report dated January 21, 2000, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated statement of condition as of December 31, 1999, is fairly presented, in all material respects, in relation to the consolidated statement of condition from which it has been derived.

Everett, Washington                                                                                                                     /s/ Moss Adams LLP
October 13, 2000

UNITED SECURITY BANCORPORATION

UNITED SECURITY BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CONDITION

($ In thousands)	September 30,	December 31,
ASSETS	2000	1999

Cash and due from banks	$20,485	$21,387
Overnight interest bearing deposits with other banks	6,338	4,632

Cash and cash equivalents	26,823	26,019

Securities	51,479	53,141

Loans, net of allowance for loan losses of $4,599 in 2000
and $4,349 in 1999	467,314	418,210
Accrued interest receivable	6,259	4,494
Premises and equipment, net	13,084	13,133
Foreclosed real estate and other foreclosed assets	1,524	1,179
Life insurance and salary continuation assets	4,268	4,049
Intangible assets	5,905	6,189
Other assets	1,598	1,312

TOTAL ASSETS	$578,254	$527,726

LIABILITIES
Noninterest bearing - demand deposits	$91,889	$82,299
Interest bearing:
NOW and savings accounts	210,948	196,513
Time, $100,000 and over	60,314	56,430
Other time	142,975	117,657

TOTAL DEPOSITS	506,126	452,899
Short-term borrowings	2,282	7,508
Capital lease obligations	672	690
Accrued interest payable	1,970	1,367
Other liabilities	3,311	2,340

TOTAL LIABILITIES	514,361	464,804

STOCKHOLDERS' EQUITY
Common stock, no par, shares authorized 15,000,000; issued
and outstanding 7,139,947 in 2000 and 6,942,439 in 1999	47,912	44,471
Retained earnings	16,509	19,460
Accumulated other comprehensive loss, net of tax	(528)	(1,009)

TOTAL STOCKHOLDERS' EQUITY	63,893	62,922

TOTAL LIABILITIES and STOCKHOLDERS' EQUITY	$578,254	$527,726

The accompanying notes are an integral part of these statements.

UNITED SECURITY BANCORPORATION

UNITED SECURITY BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

($ In thousands, except per share)	Three Months Ended September 30,		Year-to-Date September 30,

	2000	1999	2000	1999

INTEREST INCOME
Interest and fees on loans and leases	$12,128	$10,232	$33,467	$29,289
Interest on securities	874	748	2,517	2,870
Other interest income	53	194	331	380

TOTAL INTEREST INCOME	13,055	11,174	36,315	32,539

INTEREST EXPENSE
Interest on deposits	5,050	3,744	13,852	11,039
Interest on borrowings	221	94	449	325

TOTAL INTEREST EXPENSE	5,271	3,838	14,301	11,364

NET INTEREST INCOME	7,784	7,336	22,014	21,175
Provision for loan losses	352	549	996	1,066

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	7,432	6,787	21,018	20,109

NONINTEREST INCOME
Fees and service charges	617	611	1,857	1,891
Insurance commissions	268	278	735	771
Securities gains/(losses)	(340)		(352)	66
Other	380	247	771	2,178

TOTAL NONINTEREST INCOME	925	1,136	3,011	4,906

NONINTEREST EXPENSE
Salaries and employee benefits	3,194	2,890	9,427	8,642
Occupancy expense, net	446	369	1,333	1,154
Equipment expense	362	308	1,105	990
Intangible amortization	93	95	284	284
Other operating expense	1,028	1,056	3,342	3,288

TOTAL NONINTEREST EXPENSE	5,123	4,718	15,491	14,358

INCOME BEFORE TAXES	3,234	3,205	8,538	10,657

INCOME TAX EXPENSE	1,058	564	2,554	3,012

NET INCOME	$2,176	$2,641	$5,984	$7,645

Basic earnings per common share	$0.30	$0.35	$0.81	$1.00

Diluted earnings per common share	$0.30	$0.34	$0.81	$0.99
Basic weighted average shares outstanding	7,258,305	7,633,462	7,372,720	7,629,720
Diluted weighted average shares outstanding	7,299,085	7,740,431	7,420,917	7,733,504

The accompanying notes are an integral part of these statements.

UNITED SECURITY BANCORPORATION

UNITED SECURITY BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
September 30, 2000 and 1999
($ in thousands)

	2000	1999

Cash flows from operating activities:
Net income	$5,984	$7,645
Provision for loan losses	996	1,066
Depreciation and amortization	828	672
(Increase)/decrease in assets and liabilities:
Accrued interest receivable	(1,765)	(916)
Life insurance and salary continuation assets	(219)	(179)
Other assets	(2)	30
Accrued interest payable	603	(176)
Other liabilities	971	(343)

Net cash provided by operating activities	7,396	7,799

Cash flows from investing activities:
Securities:
Maturities	10,483	34,435
Sales	5,128	10,150
Purchases	(13,468)	(12,480)
Net increase in loans	(50,100)	(52,395)
Sales of premises and equipment	509	974
Purchases of premises and equipment	(1,288)	(1,779)
Foreclosed real estate activity	(345)	50

Net cash change in investing activities	(49,081)	(21,045)

Cash flows from financing activities:
Net change in deposits	53,227	(2,398)
Short-term borrowings activity	(5,226)	10,439
Principal payments on capital lease obligations	(18)	(16)
Cash payments for stock repurchases	(5,916)
Cash received from stock sales	422	197
Cash redemption of fractional shares		(17)

Net cash provided by financing activities	42,489	8,205

Net change in cash and cash equivalents	804	(5,041)
Cash and cash equivalents, beginning of year	26,019	37,089

Cash and cash equivalents, end of quarter	$26,823	$32,048

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

The interim unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments consisting only of normal recurring accruals necessary for a fair presentation of the financial condition and the results of operations for the interim periods included herein have been made. The consolidated statement of condition of USBN as of December 31, 1999 has been derived from the audited consolidated statement of condition of USBN as of that date. The results of operations for the nine months ended September 30, 2000, are not necessarily indicative of results to be anticipated for the year ending December 31, 2000. For additional information, refer to the consolidated financial statements and footnotes thereto included in USBN’s annual report on Form 10-K for the year ended December 31, 1999.

NOTE 2.   Securities

Most of the securities are classified as available-for-sale and are stated at fair value, and unrealized holding gains and losses, net of related deferred taxes, are reported as a separate component of stockholders’ equity. Gains or losses on available-for-sale securities sales are reported as part of noninterest income based on the net proceeds and the adjusted carrying amount of the securities sold, using the specific identification method. Carrying amount and fair values at September 30, 2000 and December 31, 1999 were as follows:

	September 30, 2000			December 31, 1999

	Amortized	Fair	Financial	Amortized	Fair	Financial
($ in thousands)	Cost	Value	Statements	Cost	Value	Statements

Securities available-for-sale:
U.S. Treasury securities	$2,499	$2,510	$2,510	$2,503	$2,503	$2,503
Obligations of federal government agencies	18,790	18,388	18,388	16,888	16,317	16,317
Mortgage backed securities	9,513	9,332	9,332	10,014	9,812	9,812
Obligations of states, municipalities and
political subdivisions	7,646	7,682	7,682	8,201	8,163	8,163
Other securities	13,127	12,862	12,862	16,356	15,639	15,639

	51,575	50,774	50,774	53,962	52,434	52,434
Securities held-to-maturity:
Obligations of states, municipalities and
political subdivisions	705	706	705	707	699	707

Total	$52,280	$51,480	$51,479	$54,669	$53,133	$53,141

UNITED SECURITY BANCORPORATION

NOTE 3.   LOANS

Loan detail by category as of September 30, 2000 and December 31, 1999 were as follows:

($ in thousands)	September 30, 2000	December 31, 1999

Commercial and industrial	$299,709	$246,796
Agricultural	71,781	67,025
Real estate mortgage	58,756	66,690
Real estate construction	12,863	14,781
Installment	21,957	21,190
Bank cards and other	7,668	6,939

Total loans	472,734	423,421
Allowance for loan losses	(4,599)	(4,349)
Deferred loan fees, net of deferred costs	(821)	(862)

Net loans	$467,314	$418,210

NOTE 4.   ALLOWANCE FOR LOAN LOSSES

The allowance for loan loss is maintained at levels considered adequate by management to provide for possible loan losses. The allowance is based on management’s assessment of various factors affecting the loan portfolio, including problem loans, business conditions and loss experience, and an overall evaluation of the quality of the underlying collateral. Changes in the allowance for loan losses during the three and nine months ended September 30, 2000 and 1999 were as follows:

	Three Months Ended September 30,		Year-To-Date September 30,

($ in thousands)	2000	1999	2000	1999

Balance, beginning of period	$4,300	$3,996	$4,349	$3,819
Provision for loan losses	352	549	996	1,066
Loan charge-offs	(75)	(348)	(822)	(853)
Loan recoveries	22	20	76	185
Balance, end of period	$4,599	$4,217	$4,599	$4,217

NOTE 5. Stock Repurchases

In June 2000 the Board of Directors approved a stock repurchase program authorizing the repurchase of up to 732,000 shares. If all 732,000 shares are repurchased, it will represent approximately 10% of USBN’s outstanding common stock. As of September 30, 2000 approximately 177,000 shares have been repurchased for $1.7 million. Currently, USBN has 7.1 million shares outstanding. In addition to the current stock repurchase program approximately 385,000 shares were repurchased in first quarter 2000.

UNITED SECURITY BANCORPORATION

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion contains a review of the results of operations and financial condition for third quarter and the results in 2000 and 1999. This information should be read in conjunction with the financial statements and related notes appearing in this report. The reader is assumed to have access to USBN’s Form 10-K for the year ended December 31, 1999, which contains additional information.

This discussion may contain certain forward-looking statements, which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those stated. Readers are cautioned not to place undue reliance on these forward-looking statements.

Overview

A performance summary and detailed discussion regarding the third quarter and results for 2000 and 1999 follows this table.

UNITED SECURITY BANCORPORATION AND SUBSIDIARIES
PERFORMANCE SUMMARY

	Three Months Ended September 30,			Year-To-Date September 30,

			%			%
($ in thousands, except per share)	2000	1999	Change	2000	1999	Change

Interest income	$13,055	$11,174	16.8%	$36,315	$32,539	11.6%
Interest expense	5,271	3,838	37.3%	14,301	11,364	25.8%

Net interest income	7,784	7,336	6.1%	22,014	21,175	4.0%
Provision for loan losses	352	549	-35.9%	996	1,066	-6.6%

Net interest income after provision for loan losses	7,432	6,787	9.5%	21,018	20,109	4.5%
Noninterest income	925	1,136	-18.6%	3,011	4,906	-38.6%
Noninterest expense	5,123	4,718	8.6%	15,491	14,358	7.9%

Income before income taxes	3,234	3,205	0.9%	8,538	10,657	-19.9%
Income taxes	1,058	564	87.6%	2,554	3,012	-15.2%

Net income	$2,176	$2,641	-17.6%	$5,984	$7,645	-21.7%

Basic earnings per common share	$0.30	$0.35	-14.3%	$0.81	$1.00	-19.0%
Diluted earnings per common share	$0.30	$0.34	-11.8%	$0.81	$0.99	-18.2%

Net Income

USBN reported net income of $5,984,000 for the first nine months of 2000 compared to $7,645,000 for the same period in 1999. Diluted earnings per share were $.81 in 2000 and $.99 in 1999. Third quarter earnings were $2,176,000 for 2000 and $2,641,000 for 1999. Diluted earnings per share were $.30 for 2000 and $.34 for 1999. Third quarter and 2000 net earnings were reduced $125,000 and $.02 due to a loss on the sale of securities, offset with a gain on the sale of real estate. 1999 net earnings were improved by $825,000 and $.11 per share from the gain on the sale of the Bank of the West name.

UNITED SECURITY BANCORPORATION

Net Interest Income

Year 2000 net interest income grew 4% to $22,014,000 compared to $21,175,000 in 1999. The growth in net interest income was due to loan volume growth, which on an average basis grew to $442 million in 2000 from $386 million in 1999. The net interest margin to average earning assets declined from 6.16% in 1999 to 5.87% in 2000. The net interest margin was .07% lower in 2000 compared to 1999 due to the impact of reduced interest income from nonaccrual loans.

Provision for Loan Losses

The allowance for possible loan losses is based on management’s evaluation of the loan portfolio. The allowance for loan losses is .97% of loans as of September 30, 2000 and 1.02% as of September 30, 1999. Loans outstanding have grown 14% during that same period.

Noninterest Income

Noninterest income declined by $1,250,000 due to a nonrecurring gain from the sale of the Bank of the West name in June 1999. Noninterest income was $3,011,000 in 2000 and $4,906,000 in 1999 including the gain on the sale of the name. Fees and service charges declined slightly to $1,857,000 in 2000 from $1,891,000 in 1999 with a comparative improvement during third quarter 2000 as the fees related to deposits increased. Insurance commissions declined to $735,000 in 2000 compared to $771,000 in 1999. During third quarter 2000 USBN sold $2,663,000 of marketable equity securities, which lead to a loss of $340,000 in securities losses. The funds received from the sale were reinvested in new loan originations, which will improve future net interest income. This loss was offset by a gain of $168,000 on the sale of real estate related to the relocation of a bank branch. Other noninterest income was lower in 2000 primarily due to nonrecurring gains on the sale of the name, escrow servicing and real estate owned.

Noninterest Expense

Noninterest expense increased 8% to $15,491,000 in 2000 from $14,358,000 in 1999. The increase was primarily due to additional expenses for the six new branches opened by USB and BOP in the latter part of 1999 and to accrue expense for a new employee incentive program designed to create and reward productivity. Also expense was incurred for a new Computer Center opened in first quarter 2000.

Stock Repurchase Program

In June 2000 the Board of Directors approved a stock repurchase program authorizing the repurchase of up to 732,000 shares. If all 732,000 shares are repurchased, it will represent approximately 10% of USBN’s outstanding common stock. As of September 30, 2000 approximately 177,000 shares have been repurchased for $1.7 million. Currently, USBN has 7.1 million shares outstanding. In addition to the current stock repurchase program approximately 385,000 shares were repurchased in first quarter 2000.

UNITED SECURITY BANCORPORATION

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

Management considers interest rate risk to be a market risk that could have a significant effect on the financial condition of USBN. There have been no material changes in reported market risks faced by USBN since the end of the most recent fiscal year.

Part II
Other Information

 Item 6.   Exhibits and Reports on Form 8-K

(a)	Exhibits Exhibit 27	Financial Data Schedule.

(b)	Reports on Form 8-K None in third quarter 2000.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on October 19, 2000.

UNITED SECURITY BANCORPORATION

\s\ WES COLLEY

Wes Colley, President and Chief Executive Officer

\s\ CHAD GALLOWAY

Chad Galloway, Vice President and Chief Financial Officer