Form 10-K
period 2000-12-31
AMERICANWEST BANCORPORATION
filed 2001-03-15
CIK 726990

                                 United States
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

           [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 2000
                                      OR
           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from _____________ to ____________

                        Commission file number 0-18561

                          AMERICANWEST BANCORPORATION
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

Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period as the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the stock closing prices on stock at February 28, 2001, was approximately $77,404,000. The number of shares of common stock outstanding at such date was 7,661,969.

Documents incorporated by reference. Portions of the AmericanWest Bancorporation definitive Proxy Statement for the annual meeting of shareholders to be held on May 29, 2001, are incorporated by reference into Part III of the Form 10-K.

                          AMERICANWEST BANCORPORATION

                ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR
                            ENDED DECEMBER 31, 2000

                               TABLE OF CONTENTS

PART I                                                                                                   Page
         Item 1.   Business..............................................................................  3

         Item 2.   Properties............................................................................ 19

         Item 3.   Legal Proceedings..................................................................... 19

         Item 4.   Submission of Matters to a Vote of Security Holders................................... 19

PART II

         Item 5.   Market for Registrant's Common Equity and Related Stockholder
                    Matters.............................................................................. 19

         Item 6.   Selected Financial Data............................................................... 20

         Item 7.   Management's Discussion and Analysis of Financial Condition and
                    Results of Operations................................................................ 21

         Item 7A.  Quantitative and Qualitative Disclosures About Market Risk............................ 26

         Item 8.   Financial Statements and Supplementary Data........................................... 27

         Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure............................................................. 27

PART III

         Item 10.  Directors and Executive Officers of the Registrant.................................... 28

         Item 11.  Executive Compensation................................................................ 28

         Item 12.  Security Ownership of Certain Beneficial Owners and
                    Management........................................................................... 28

         Item 13.  Certain Relationships and Related Transactions........................................ 28

PART IV

         Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K...................... 28

SIGNATURES............................................................................................... 29

                          AMERICANWEST BANCORPORATION

                                    PART I

Item 1.  Business.

AmericanWest Bancorporation

AmericanWest Bancorporation (AWBC) is a multi-bank holding company headquartered in Spokane, Washington. As of December 31, 2000 AWBC owned five banks, United Security Bank (Washington) (USB), Home Security Bank (Washington) (HSB), Bank of Pullman (Idaho) (BOP), Grant National Bank (Washington) (GNB), and AmericanWest Bank (Washington) (AWB) (collectively, Banks), and also owns USB Insurance (Washington) (an insurance agency). AWBC conducts its banking business through thirty-five branches located in communities throughout eastern Washington, including Spokane and two branches in Moscow, Idaho. AWBC focuses its banking and other services on individuals, professionals, and small to medium sized businesses in diversified industries throughout its service area. At December 31, 2000, AWBC had total consolidated assets of $598.5 million, loans of $493.4 million and deposits of $501.4 million. AWBC was founded in 1983 and has been profitable in every year since its inception. Effective January 16, 2001 AWBC merged USB, HSB, BOP and AWB to form AmericanWest Bank headquartered in Spokane, Washington. The branches of USB, HSB, BOP, and AWB have become branches of the new AmericanWest Bank. Effective March 2, 2001 United Security Bancorporation changed the name of its bank holding company to AmericanWest Bancorporation with a new NASDAQ symbol of AWBC.

The Banks

USB was formed in 1974 and serves customers in Spokane and northeastern Washington from fifteen branches. HSB was formed in 1989 and serves customers in southeastern Washington from seven branches. BOP was acquired in 1997 and serves customers in eastern Washington with seven branches including two branches in Moscow, Idaho. GNB was merged in 1998 and serves customers in central eastern Washington with two branches. AWB was merged in 1999 and serves customers in southeastern Washington with four branches. The Banks offer a full range of financial services to commercial and individual customers, including short-term and medium-term loans, revolving credit facilities, inventory and accounts receivable financing, equipment financing, residential and small commercial construction lending, agricultural lending, mortgage lending, equipment leasing, various savings programs, checking accounts, installment and personal loans, and bank credit cards. The Banks also provide a broad range of depository and lending services to commercial, industrial and agricultural enterprises, governmental entities and individuals. The Banks' deposit taking and lending activities are primarily directed to the communities in which their branches are located. The Banks' primary marketing focus is on small to medium-sized businesses and professionals in these communities.

The loan portfolios of the Banks consist primarily of commercial, agricultural, real estate (both mortgage and construction loans) and installment loans. At December 31, 2000, virtually all of the loans originated by the Banks were within the Banks' principal service areas.

AWBC is committed to the needs of the local communities it serves, and strives to provide a high level of personal and professional service to its customers. Management believes AWBC's involvement, its understanding of its service area and its local decision-making abilities give it a distinct advantage over larger banking institutions. AWBC is well positioned to provide loans to small and medium sized businesses because of AWBC's direct knowledge of its customers' businesses and the communities it serves. USB, HSB, BOP, GNB and AWB provide personalized, quality financial service to its customers, which has enabled them to maintain a stable and relatively low-cost retail deposit base.

                          AMERICANWEST BANCORPORATION

USB Insurance

USB Insurance began operations in April 1987 and is engaged in selling a full line of insurance and financial products such as annuities and mutual funds on an agency basis to individuals, commercial, industrial and agricultural enterprises from locations in Colville, Chewelah and Kettle Falls, Washington. Total revenues of USB Insurance for the year ended December 31, 2000 were $952,000 as compared to revenues of $997,000 in 1999.

Business Strategy

AWBC's business strategy is to continue to build a growing, profitable community banking and financial services network by emphasizing high quality customer service and by focusing on the financial needs of consumers and small to medium-sized businesses. AWBC intends to pursue an aggressive growth strategy, the key components of which include:

     .        Increasing market share in existing markets
     .        Expanding the markets served through new branch openings and acquisitions
     .        Providing superior customer service

AWBC completed a Strategic Plan. It is the vision of AWBC to be, and to be recognized as, the premier financial services company in the markets we serve. It is the mission of AWBC to provide all employees with a positive environment in which to maximize their contribution to our success and attain their career goals; in order to be responsive to customer needs, and partner in helping individuals and businesses in our markets achieve their financial goals; in order to optimize long-term shareholder value and to provide a superior rate of return on shareholder investment.

Increase Market Share in Existing Markets. Since its formation in 1983, AWBC has focused on commercial banking to small and medium-sized businesses, professionals and other individuals. Management believes that AWBC can continue to gain market share by targeting products and services to these businesses.

AWBC emphasizes the development of long-term relationships with its customers, which enables the Banks to develop and offer new products that meet its customers' needs. AWBC is oriented toward the communities it serves and is actively involved. AWBC believes this community orientation gives a competitive advantage in attracting and retaining targeted customers.

The consolidation of the banking industry in recent years has resulted in centralized loan approval in the larger financial institutions with which AWBC competes. This has resulted in inconvenience and reduced service to small business and individual customers of these institutions, and has created opportunities for smaller, locally-focused institutions, such as community banks, which can approve credit and offer other customized banking services within each branch. AWBC maintains local loan officers having the authority to approve large loans.

Expand Markets Served through New Branch Openings and Acquisitions. AWBC intends to expand its presence in eastern and central Washington by opening new branches and possibly acquiring other financial institutions in markets not currently served by the Banks.

                          AMERICANWEST BANCORPORATION

Management considers a variety of criteria in evaluating potential branch expansion, including the demographics and short and long-term growth prospects for the location, the management and other resources needed to integrate the branch into its existing operations, the degree to which the branch would enhance the geographic diversity of AWBC or would enhance the presence in an existing market, and the estimated cost of opening and operating the branch as compared to the cost of acquiring an existing office and deposit base.

In addition to internal growth, there may be attractive opportunities to grow AWBC through carefully selected acquisitions of other financial institutions or their branches in central and eastern Washington, eastern Oregon and northern Idaho.

During 2000 USB opened a branch in North Spokane. During 1999 USB opened branches in four supermarket locations in Spokane. HSB opened a branch in Richland, Washington. BOP built a new branch in Moscow, Idaho replacing its old branch and also opened a supermarket branch in Moscow, Idaho. During 1999 USB and GNB consolidated two branches in Moses Lake, Washington and HSB and AWB consolidated two branches in Walla Walla, Washington. During 2001 USB and BOP closed two supermarket locations, which were near full service branches.

AmericanWest Bank. On February 1, 1999 AWBC completed its merger with AmericanWest Bank (AWB), Walla Walla, Washington. AWB was previously known as Bank of the West, but sold the use of its name in 1999 for $1,250,000. AWB has four branches located in Southeastern Washington. As of February 1, 1999 AWB had approximately $103 million in assets, $68 million in loans, $90 million in deposits and $12 million in equity. 1,749,300 AWBC shares were issued to AWB shareholders for the merger. The pooling-of-interests accounting method was used for the transaction.

Grant National Bank. On July 20, 1998 AWBC issued 468,270 common shares in exchange for all of the outstanding shares of GNB. As of July 20, 1998 GNB had approximately $32 million in assets, $29 million in deposits, $22 million in loans, and $3.4 million in total equity. The-pooling of-interests accounting method was used for the transaction.

                          AMERICANWEST BANCORPORATION

Provide Superior Customer Service. AWBC attributes it success to its efforts to offer superior, personal service through professional bankers at all of its branches. AWBC distinguishes itself in its markets by emphasizing a culture in which customers are the highest priority in all aspects. Ongoing employee training is focused on customer needs, responsiveness and courtesy to customers. AWBC's marketing efforts and operating practices emphasize ties to the local communities it serves, and its commitment to providing the highest level of personalized service.

Lending Activities

AWBC's loan portfolio consists primarily of commercial loans, agricultural loans, real estate mortgage loans, residential real estate and other construction loans, consumer installment loans and bankcard loans. At December 31, 2000, AWBC had total loans outstanding of $493 million, which equals 98.4% of AWBC's deposits and 82.4% of its assets. Approximately $212 million of the loans were originated by USB, $97 million by HSB, $53 million by BOP, $33 million by GNB, and $98 million by AWB. Virtually all of the loans held by AWBC were to borrowers within the Banks' principal market areas. See loan category amounts for five years in Item 6, selected financial data.

Commercial Loans. Commercial loans primarily consist of loans to businesses for various purposes, including revolving lines of credit, equipment financing loans and letters of credit. These loans generally mature within five years, have adjustable rates and are secured by inventory, accounts receivable, equipment or real estate. AWBC also classifies commercial construction loans as commercial loans.

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

Mortgage Loans. Mortgage loans include various types of loans for which AWBC holds real property as collateral. These loans include adjustable and fixed rate first mortgage loans secured by one to four family residential properties, second mortgage loans secured by one to four family residential properties, and loans secured by multifamily (five or more) residential properties. Mortgage loans typically mature in one to five years and require payments on amortization schedules ranging from one year to twenty years.

Construction Loans. Construction loans are made to individuals and contractors to construct primarily single-family principal residences. These loans have maturities of three months to six months. Interest rates are typically adjustable, although some fixed-rate loans are made. AWBC's policy is to require that a permanent financing commitment be in place before a construction loan is made to an individual borrower.

Installment and Other Loans. Installment loans are primarily automobile and home equity loans. Consumer loans generally have maturities of five years or less, and fixed interest rates. Other loans consist of personal lines of credit and bankcard advances. Personal lines of credit generally have maturities of one year or less, and fixed interest rates. Bankcard advances are generally due within 30 days and bear interest at rates that vary from time-to-time.

                          AMERICANWEST BANCORPORATION

Interest Rates. The interest rates earned on loans vary with the degree of risk and amount of the loan, and are further subject to competitive pressures, money market rates, the availability of funds and government regulations. Approximately 38% of the loans in AWBC's portfolio have interest rates that float with the lending Bank's reference rate, which is in turn based on various indices such as the rates of interest charged by money center banks.

Lending and Credit Management. USB, HSB, BOP, GNB, and AWB follow loan policies, which are overseen by AWBC. The policies establish levels of loan commitment by loan type, and credit review and grading criteria, and other matters such as loan administration, loans to affiliates, costs, problem loans and loan loss reserves, and related items. Loans are typically reviewed and graded on a monthly basis.

All loan applications are processed at the Banks' branch lending offices. Designated officers in accordance with the respective guidelines and underwriting policies of the Banks approve all loan applications. Credit limits generally vary according to the type of loan and the individual loan officer's experience. The maximum current loan limits available to any one individual vary from $25,000 to $6,000,000 per loan. In addition, five individuals currently can combine their credit authority, to a maximum of $4,000,000 for USB, $2,000,000 for HSB, $900,000 for BOP, $200,000 for GNB, and $2,500,000 for AWB with respect to certain loans. Loans in excess of the above amounts require the approval of the board of directors of the lending Bank.

Under applicable federal and state law, permissible loans to one borrower by either of the Banks are also limited. The Banks, as a matter of policy, do not extend credit to any single borrower in excess of $4,000,000, $2,000,000, $900,000, $590,000, and $2,500,000 for USB, HSB, BOP, GNB, and AWB,
respectively. At December 31, 2000, 1999 and 1998, the outstanding balance of loan participations sold outside AWBC was $51.2 million, $17.1 million, and $18.3 million, respectively.

Secondary Mortgage Sales. AWBC sells mortgage loans in the secondary market as a correspondent and a broker. AWBC offers a variety of products for refinance and purchases; and is approved to originate FHA and VA loans. The majority of loans originated in 2000 were fixed rate single-family loans. Such loans were sold on a servicing released basis. USB does not retain mortgage-servicing responsibilities. AWB retains servicing for the mortgage loans it sells, which was $10.0 million sold in 2000. In 2000, USB sold $15.2 million in mortgage loans, consisting of $14.6 million of fixed rate residential loans and $.6 million of adjustable rate residential loans.

                          AMERICANWEST BANCORPORATION

Nonperforming Assets. The following table provides information for AWBC's nonperforming assets.

                                                                                           Year ended December 31,
                           ($ in thousands)                            2000          1999         1998         1997         1996
Nonperforming loans:
     Nonaccrual loans                                                  $5,458       $5,875       $1,481       $2,220         $472
     Accrual loans 90 days or more past due                             1,339          489          664          982          496
                                                                  ------------  -----------  -----------  -----------  -----------
          Total nonperforming loans                                     6,797        6,364        2,145        3,202          968
Other real estate owned and other repossessed assets                    1,510        1,179        1,245        1,167          205
                                                                  ------------  -----------  -----------  -----------  -----------
          Total nonperforming assets                                   $8,307       $7,543       $3,390       $4,369       $1,173
                                                                  ============  ===========  ===========  ===========  ===========

Allowance for loan losses                                              $4,948       $4,349       $3,819       $3,869       $2,906
Ratio of total nonperforming assets to total assets                      1.39%        1.43%        0.66%        0.90%        0.33%
Ratio of total nonperforming loans to total loans                        1.38%        1.51%        0.59%        1.01%        0.38%
Ratio of allowance for loan losses to total nonperforming loans          72.8%        68.3%       178.0%       120.8%       300.2%

AWBC's nonperforming loans consist of nonaccruing loans and accruing loans 90 days or more past due. Accruing loans 90 days or more past due remain on an accrual basis because they are adequately collateralized and in the process of collection. For nonaccrual loans no interest is taken into income unless received in cash or until such time as the borrower demonstrates an ability to resume payments of principal and interest. Interest previously accrued, but not collected is reversed and charged against income at the time a loan is placed in nonaccrual status. The increase in nonperforming and nonaccrual loans in 1999 and 2000 is primarily due to loans to one borrower for a combined use project (condo/retail/office) currently under redevelopment near downtown Spokane.

Real estate properties acquired through, or in lieu of, loan foreclosure are to be sold and are initially recorded at fair value at the date of foreclosure establishing a new cost basis. After foreclosure, management periodically performs valuations and the real estate is carried at the lower of carrying amount or fair value less cost to sell. Real estate properties and other repossessed assets of AWBC had a book value of $1,510,000 as of December 31, 2000, consisting primarily of commercial and chattel property.

Analysis of Allowance for Loan Losses

The allowance for loan losses represents management's recognition of the risks of extending credit and its evaluation of the quality of the loan portfolios of the Banks. The allowance is maintained at levels considered adequate by management to provide for anticipated loan losses, and is based on management's assessment of factors affecting the loan portfolios, including problem loans, business conditions and loss experience, an overall evaluation of the quality of the underlying collateral, and collateral selling costs. The allowance is increased by provisions charged to operations and is reduced by loans charged off, net of any recoveries.

In originating loans the Banks recognize that losses will be experienced and that the risk of loss will vary depending on the type of loan, the creditworthiness of the borrower over the term of the loan, general economic conditions, and the quality of the security for the loan. As a result, the Banks maintain an allowance for loan losses by following generally accepted accounting principles outlined in SFAS No. 5, Accounting for Contingencies. AWBC has established systematic methodologies for determination of the adequacy of the allowance for loan losses. The methodologies are set forth in a formal policy and take into consideration the need for an overall general valuation allowance and specific allowances for individual nonperforming loans. AWBC adopted SFAS No. 114 and No. 118, Accounting by Creditors for Impairment of a Loan. These accounting pronouncements require specific identification of an allowance for loan loss for an impaired or nonperforming loan.

                          AMERICANWEST BANCORPORATION

AWBC believes it has established its existing allowance for loan losses in accordance with generally accepted accounting principles. In addition banking regulators may request an additional allowance for loan losses based on their review of the loan portfolio. Also future events affecting borrowers and collateral cannot be predicted with certainty, which may result in an increase to the future allowance for loan losses as additional information becomes available. AWBC management believes that the allowance for loan losses is adequate.

The following table sets forth information regarding changes in AWBC's allowance for loan losses as follows:

                                                                                         Years ended December 31,
                         ($ in thousands)                              2000          1999         1998          1997          1996

Balance of allowance for loan losses at beginning of period       $    4,349     $   3,819   $    3,869    $    2,906    $    2,154
Charge-offs
     Commercial                                                          833           755          348           526           360
     Agricultural                                                                                   213           112
     Real estate                                                          97           210          157           272
     Installment                                                         164           199          220           191            87
     Other                                                                46            84          126            35            61
                                                                ------------- ------------- ------------  ------------  ------------
          Total charge-offs                                            1,140         1,248        1,064         1,136           508

Recoveries
     Commercial                                                           51           119          167           293            59
     Agricultural                                                                                                               173
     Real estate                                                           2            40           22            37
     Installment                                                          42            30           31            14             6
     Other                                                                 1            12           10                           1
                                                                ------------- ------------- ------------  ------------  ------------
          Total recoveries                                                96           201          230           344           239

Net charge-offs                                                        1,044         1,047          834           792           269
Provision for loan losses                                              1,643         1,577          784         1,055         1,021
Allowance acquired through acquisition                                                                            700
                                                                ------------- ------------- ------------  ------------  ------------
Balance of allowance for loan losses at end of period             $    4,948     $   4,349   $    3,819    $    3,869    $    2,906
                                                                ============= ============= ============  ============  ============

Ratio of net charge-offs to average loans                               0.23%         0.27%        0.24%         0.29%         0.11%
Average loans outstanding during the period                       $  450,901     $ 394,132   $  344,470    $  276,180    $  237,112

The following table sets forth the allowance for loan losses by loan category, based on management's assessment of the risk associated with such categories as of the dates indicated, and summarizes the percentage of gross loans in each category to total gross loans.

                                                                          December 31,
                                  2000                 1999                 1998                 1997                 1996
                             Amount of            Amount of            Amount of            Amount of            Amount of
      ($ in thousands)       Allowance       %    Allowance       %    Allowance       %    Allowance       %    Allowance       %
Commercial                      $3,167     64%       $2,535     58%       $2,040     53%       $1,863     48%       $1,401     48%
Agricultural                       742     15%          688     16%          658     17%          691     18%          535     18%
Real estate-mortgage               643     13%          685     16%          662     17%          813     21%          572     20%
Real estate-construction            99      2%          152      3%          149      4%          104      3%          113      4%
Installment                        247      5%          218      5%          214      6%          265      7%          200      7%
Other                               50      1%           71      2%           96      3%          133      3%           85      3%
                            ------------------- -------------------- -------------------- -------------------- --------------------
     Total                      $4,948    100%       $4,349    100%       $3,819    100%       $3,869    100%       $2,906    100%
                            =================== ==================== ==================== ==================== ====================

                          AMERICANWEST BANCORPORATION

Investments

Management of the investment portfolio is by the Vice President and Chief Financial Officer and reviewed with the AWBC Asset/Liability Committee, which consists of AWBC's President and Chief Executive Officer, Vice President and Chief Financial Officer, Senior Vice President and Loan Administrator, and the Vice President and Senior Operations Officer. The AWBC investments are managed consistent with the Liquidity, Asset/Liability, and Investment Management Policy, which were approved by the Board of Directors.

The following table sets forth the carrying value, by type, of the securities in AWBC's portfolio at December 31, 2000, 1999 and 1998.

                                                                                  December 31,
                         ($ in thousands)                                2000          1999           1998
U.S. Treasury and other U.S. Government agencies                        $26,507       $27,611        $58,588
States of the U.S. and political subdivisions                             7,592         8,870         10,879
Other securities                                                         13,786        16,660         17,883
                                                                    ------------  ------------  -------------
     Total securities                                                   $47,885       $53,141        $87,350
                                                                    ============  ============  =============

                          AMERICANWEST BANCORPORATION

The following table sets forth the carrying values, maturities and approximate average aggregate yields of securities in AWBC's investment portfolio by type at December 31, 2000.

                               Type and Maturity
                                ($ in thousands)                                        Yield         Amount

U.S. Treasury and other U.S. government agencies and corporations:
     1 year or less                                                                     6.29%        $ 4,826
     Over 1 through 5 years                                                             6.29%         14,774
     Over 5 through 10 years                                                            6.37%          6,906
     Over 10 years                                                                      6.25%              1
                                                                                              ---------------
          Total                                                                         6.31%         26,507
                                                                                              ---------------

States and political subdivisions
     1 year or less                                                                     7.58%            941
     Over 1 through 5 years                                                             7.48%          3,258
     Over 5 through 10 years                                                            7.88%          3,393
     Over 10 Years
                                                                                              ---------------
          Total                                                                         7.68%          7,592
                                                                                              ---------------

Other securities:
     1 year or less                                                                     6.45%          7,686
     Over 1 through 5 years                                                             6.21%          5,601
     Over 5 through 10 years                                                            6.20%            499
     Over 10 years
                                                                                              ---------------
          Total                                                                         6.39%         13,786
                                                                                              ---------------

Total investment securities:
     1 year or less                                                                     6.60%         13,453
     Over 1 through 5 years                                                             6.19%         23,633
     Over 5 through 10 years                                                            6.58%         10,798
     Over 10 years                                                                      8.38%              1
                                                                                              ---------------
          Total                                                                         6.47%        $47,885
                                                                                              ===============

The yields for tax-exempt securities have been computed on a tax equivalent basis using an assumed tax rate of 34%. Maturities are estimated using payment speeds as of December 31, 2000.

                          AMERICANWEST BANCORPORATION


Deposits

AWBC's primary source of funds has historically been customer deposits. The Banks strive to maintain a high percentage of noninterest-bearing deposits, which are low cost funds and result in higher interest margins. At December 31, 2000, 1999, and 1998, AWBC's ratios of noninterest-bearing deposits to total deposits were 19.2%, 18.2%, and 18.9%, respectively.

AWBC offers a variety of accounts designed to attract both short-term and long-term deposits from its customers. These accounts include negotiable order of withdrawal ("NOW") accounts, money market investment accounts, savings accounts, and certificates of deposit and other time deposits. Interest-bearing accounts earn interest at rates established by management of the Banks, based on competitive market factors and management's desire to increase or decrease certain types or maturities of deposits consistent with the Banks policies.

The following table sets forth the average balances for each major category of deposit and the weighted-average interest rate paid for deposits in 2000, 1999 and 1998.

                                                                            Year Ended December 31,
                                                           2000                          1999                      1998
                                                  Average        Interest        Average     Interest      Average       Interest
               ($ in thousands)                   Balance          Rate          Balance       Rate        Balance         Rate
Interest-bearing demand deposits                    $153,327       3.92%        $146,190       3.62%       $131,555        4.29%
Savings deposits                                      45,541       2.86%          47,227       2.84%         46,477        3.04%
Time deposits                                        195,875       5.95%         168,168       4.96%        173,405        5.30%
Noninterest-bearing demand deposits                   83,920                      79,050                     78,853
                                                ------------                ------------                -----------
     Total                                          $478,663                    $440,635                   $430,290
                                                ============                ============                ===========

The following table shows the amounts and maturities of certificates of deposit that had balances of more than $100,000 at December 31, 2000, 1999 and 1998.

                                                                                            December 31,
                             ($ in thousands)                                    2000           1999           1998
Certificates of Deposit over $100,000 with remaining maturity:

     Less than three months                                                     $39,595        $31,705        $24,058
     Three months to one year                                                    30,348         20,668         26,511
     Over one year                                                                1,792          4,057          2,626
                                                                            ------------   ------------  -------------
          Total                                                                 $71,735        $56,430        $53,195
                                                                            ============   ============  =============

Competition

While AWBC encounters a great deal of competition in its lending activities, management believes there is less competition in AWBC's specialty middle market and neighborhood bank niche than there was a few years ago. AWBC believes that its competitive position has been strengthened by the consolidation in the banking industry, which has resulted in a focus on the larger accounts with less contact between the bank officers and their customers. AWBC's strategy by contrast, is to remain a middle market lender, which maintains close long-term relationships with its customers.

                          AMERICANWEST BANCORPORATION

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

HSB serves customers in southeastern and south-central Washington from locations in Mabton, Naches, Sunnyside, Prosser, Richland and Yakima. The Bank's market area encompasses Franklin, Yakima and the western portion of Benton County. HSB competes against commercial banks, savings and loans, and credit unions in its market area.

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

Management believes that the principal competitive factors affecting AWBC's markets include interest rates paid on deposits and charged on loans, the range of banking products available, and customer service and support. Although management believes that AWBC's products currently compete favorably with respect to these factors, there can be no assurance that AWBC can maintain its competitive position against current and potential competitors, especially those with significantly greater financial resources.

Employees

As of December 31, 2000, AWBC had 280 employees, of which 102 were employed by USB, 42 by HSB, 34 by BOP, 19 by GNB, 45 by AWB, 14 by USB Insurance, and 24 by the Parent Company, AmericanWest Bancorporation. None of AWBC's employees are covered by a collective bargaining agreement. Management believes relations with AWBC's employees are good. AmericanWest Bancorporation is located at 9506 N. Newport Hwy. Spokane, WA 99218 and the telephone number is 509-467-6949.

                          AMERICANWEST BANCORPORATION

Supervision and Regulation

The following generally refers to certain significant statutes and regulations affecting its subsidiary banking industry. These references are only intended to provide brief summaries and, therefore, are not complete and are qualified by the statutes and regulations referenced. Changes in applicable laws or regulations may have a material effect on the business and prospects of AWBC. The operations of AWBC may also be affected by changes in the policies of banking and other government regulators. AWBC cannot accurately predict the nature or extent of the effects on its business and earnings that fiscal or monetary policies, or new federal or state laws, may have in the future.

Changes in Banking Laws and Regulations

The laws and regulations that affect banks and bank holding companies have undergone changes. On November 12, 1999, the president signed into law the Financial Services Modernization Act of 1999. Generally, the act (i) repeals the historical restrictions on preventing banks from affiliating with securities firms, (ii) provides a uniform framework for the activities of banks, savings institutions and their holding companies, (iii) broadens the activities that may be conducted by national banks and banking subsidiaries of bank holding companies, (iv) provides an enhanced framework for protecting the privacy of consumers' information and (v) addresses a variety of other legal and regulatory issues affecting both day-to-day operations and long-term activities of financial institutions.

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

AWBC does not believe that the act will negatively affect the operations of it or its subsidiaries. However, to the extent the legislation permits banks, securities firms and insurance companies to affiliate, the financial services industry may experience further consolidation. This consolidation could result in a growing number of larger financial institutions that offer a wider variety of financial services than AWBC currently offers and that can aggressively compete in the markets currently served by AWBC and its subsidiary banks.

General. As a bank holding company, AWBC is subject to the Bank Holding Company Act of 1956 ("BHCA"), as amended, which places AWBC under the supervision of the Board of Governors of the Federal Reserve (FRB). AWBC must file annual reports with the Federal Reserve and must provide it with such additional information as it may require. In addition, the Federal Reserve periodically examines AWBC and its subsidiary banks.

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

                          AMERICANWEST BANCORPORATION

Control of Nonbanks. With certain exceptions, the BHCA prohibits bank holding companies from acquiring direct or indirect ownership or control of voting shares in any company that is not a bank or a bank holding company unless the FRB determines that the activities of such company are incidental or closely related to the business of banking. If a bank holding company is well capitalized and meets certain criteria specified by the FRB, it may engage de novo in certain permissible nonbanking activities without prior FRB approval.

Control Transactions. The Change in Bank Control Act of 1978, as amended, requires a person (or group of persons acting in concert) acquiring "control" of a bank holding company to provide the FRB with 60 days' prior written notice of the proposed acquisition. Following receipt of this notice, the FRB has 60 days within which to issue a notice disapproving the proposed acquisition, but the FRB may extend this time period for up to another 30 days. An acquisition may be completed before expiration of the disapproval period if the FRB issues written notice of its intent not to disapprove the transaction. In addition, any "company" must obtain the FRB's approval before acquiring 25% (5% if the "company" is a bank holding company) or more of the outstanding shares or otherwise obtaining control over AWBC.

Transactions with Affiliates. AWBC and its subsidiary banks are deemed affiliates within the meaning of the Federal Reserve Act, and transactions between affiliates are subject to certain restrictions. Accordingly, AWBC and its subsidiary banks must comply with Sections 23A and 23B of the Federal Reserve Act. Generally, Sections 23A and 23B (1) limit the extent to which a financial institution or its subsidiaries may engage in "covered transactions" with an affiliate, as defined, to an amount equal to 10% of such institution's capital and surplus and an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital and surplus, and (2) require all transactions with an affiliate, whether or not "covered transactions," to be on terms substantially the same, or at least as favorable to the institution or subsidiary, as those provided to a non-affiliate. The term "covered transaction" includes the making of loans, purchase of assets, issuance of a guarantee and other similar types of transactions.

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

Tie-In Arrangements. AWBC and its subsidiary banks cannot engage in certain tie-in arrangements in connection with any extension of credit, sale or lease of property or furnishing of services. For example, with certain exceptions, neither AWBC nor its subsidiary banks may condition an extension of credit on either (1) a requirement that the customer obtain additional services provided by it or (2) an agreement by the customer to refrain from obtaining other services from a competitor.

The FRB has adopted significant amendments to its anti-tying rules that: (1) removed FRB-imposed anti-tying restrictions on bank holding companies and their non-bank subsidiaries; (2) allow banks greater flexibility to package products with their affiliates; and (3) establish a safe harbor from the tying restrictions for certain foreign transactions. These amendments were designed to enhance competition in banking and nonbanking products and to allow banks and their affiliates to provide more efficient, lower cost service to their customers. However, the impact of the amendments on AWBC and its subsidiary banks is unclear at this time.

                          AMERICANWEST BANCORPORATION

State Law Restrictions. As a Washington business corporation, AWBC may be subject to certain limitations and restrictions as provided under applicable Washington corporate law. In addition, Washington banking law may restrict certain activities of its subsidiary banks.

General. With the exception of GNB and BOP, AWBC's subsidiary banks are subject to regulation by the State of Washington and the Federal Deposit Insurance Corporation (FDIC). As an Idaho banking corporation, Bank of Pullman is subject to regulation by the State of Idaho and the FDIC. As a national banking association, Grant National Bank is subject to regulation by the Office of the Comptroller of the Currency. The federal and state laws that apply to AWBC's subsidiary banks regulate, among other things, the scope of their business, their investments, their reserves against deposits, the timing of the availability of deposited funds and the nature and amount of and collateral for loans. The laws and regulations governing its subsidiary banks generally have been promulgated to protect depositors and not to protect stockholders of the subsidiary banks or its holding company.

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

FDICIA. Under the Federal Deposit Insurance Corporation Improvement Act of 1991 (the "FDICIA"), each federal banking agency has prescribed, by regulation, noncapital safety and soundness standards for institutions under its authority. These standards cover internal controls, information systems, and internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits, such other operational and managerial standards as the agency determines to be appropriate, and standards for asset quality, earnings and stock valuation. An institution, which fails to meet these standards, must develop a plan acceptable to the agency, specifying the steps that the institution will take to meet the standards. Failure to submit or implement such a plan may subject the institution to regulatory sanctions. Management of AWBC believes that its subsidiary banks meets all such standards, and therefore, does not believe that these regulatory standards materially affect AWBC's business operations.

                          AMERICANWEST BANCORPORATION

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

Dividends. The principal source of AWBC's cash revenues is dividends received from its subsidiary banks. The payment of dividends is subject to government regulation, in that regulatory authorities may prohibit banks and bank holding companies from paying dividends, which would constitute an unsafe or unsound banking practice. In addition, a bank may not pay cash dividends if that payment could reduce the amount of its capital below that necessary to meet minimum applicable regulatory capital requirements. Other than the laws and regulations noted above, which apply to all banks and bank holding companies, neither AWBC nor its subsidiary banks are currently subject to any regulatory restrictions on its dividends.

Capital Adequacy. Federal bank regulatory agencies use capital adequacy guidelines in the examination and regulation of bank holding companies and banks. If capital falls below minimum guideline levels, the holding company or bank may be denied approval to acquire or establish additional banks or nonbank businesses or to open new facilities.

                          AMERICANWEST BANCORPORATION

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

FDICIA created a statutory framework of supervisory actions indexed to the capital level of the individual institution. Under regulations adopted by the FDIC, an institution is assigned to one of five capital categories depending on its total risk-based capital ratio, Tier I risk-based capital ratio, and leverage ratio, together with certain subjective factors. Institutions which are deemed to be "undercapitalized" depending on the category to which they are assigned are subject to certain mandatory supervisory corrective actions. AWBC does not believe that these regulations have any material effect on its operations.

Effects of Government Monetary Policy. The earnings and growth of AWBC are affected not only by general economic conditions, but also by the fiscal and monetary policies of the federal government, particularly the Federal Reserve. The Federal Reserve can and does implement national monetary policy for such purposes as curbing inflation and combating recession, but its open market operations in U.S. government securities, control of the discount rate applicable to borrowings from the Federal Reserve, and establishment of reserve requirements against certain deposits, influence the growth of bank loans, investments and deposits, and also affect interest rates charged on loans or paid on deposits. The nature and impact of future changes in monetary policies and their impact on AWBC and its subsidiary banks cannot be predicted with certainty.

Securities Registration and Reporting. The common stock of AWBC is registered as a class with the SEC under the 1934 Act and thus is subject to the periodic reporting and proxy solicitation requirements and the insider-trading restrictions of that Act. In addition, the securities issued by AWBC are subject to the registration requirements of the 1933 Act and applicable state securities laws unless exemptions are available. The periodic reports, proxy statements, and other information filed by AWBC with the SEC are available at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. AWBC is an electronic filer with the SEC and the AWBC filings may be obtained at the SEC website (http://www.sec.gov).

                          AMERICANWEST BANCORPORATION

Item 2.  Properties.

At December 31, 2000, AWBC owned or leased facilities in thirty-six locations including thirty-four in eastern Washington and two in Moscow, Idaho and the Computer/Processing Center. AWBC's main office is located in North Spokane, which is owned by USB. About 1,400 square feet is used for the Administrative Offices. In addition AWBC leases approximately 9,000 square feet for its Computer/Processing Center located near the Spokane Airport. AWBC is separated into five separate Regions or Banks. As of December 31, 2000 these were United Security Bank (Inland Empire Region) headquartered in Spokane, Washington with fifteen branches, Home Security Bank (Yakima Valley Region) headquartered in Sunnyside, Washington with seven branches, Bank of Pullman (Palouse Region) headquartered in Pullman, Washington with seven branches, Grant National Bank headquartered in Ephrata, Washington with two branches, and AmericanWest Bank (Blue Mountain Region) headquartered in Walla Walla, Washington with four branches.

The thirty-five branch locations are in the State of Washington in Chewelah, Colton, Colville, Davenport, Dayton, Ephrata, Kettle Falls, Mabton, Moses Lake, Naches, Prosser, Pullman (3), Richland, Spokane (11), Sunnyside, Uniontown, Waitsburg, Walla Walla (2), and Yakima (2), and Moscow, Idaho (2).

Item 3.  Legal Proceedings.

Periodically and in the ordinary course of business, various claims and lawsuits are brought against AWBC or the Banks, such as claims to enforce liens, condemnation proceedings on properties in which the Banks hold security interests, claims involving the making and servicing of real property loans and other issues incident to the business of AWBC and the Banks. In the opinion of management, the ultimate liability, if any, resulting from such claims or lawsuits will not have a material adverse effect on the financial position or results of operations of AWBC.

Item 4.  Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of AWBC's shareholders during the fourth quarter of 2000.

                                    PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

Market Information. The Common Stock is quoted on the Nasdaq National Market System (NASDAQ) under the symbol "AWBC". The following table sets out the high and low bid prices per share for the Common Stock for 2000 and 1999 as reported by NASDAQ.

                                         2000                   1999
                                   High         Low       High         Low
First Quarter                    $ 12.27      $ 8.30     $ 12.81     $ 9.09
Second Quarter                   $  9.43      $ 8.47     $ 11.57     $ 9.71
Third Quarter                    $  9.06      $ 8.75     $ 13.64     $10.75
Fourth Quarter                   $ 10.34      $ 8.92     $ 12.81     $ 8.88

Per share amounts have been adjusted giving retroactive effect to stock dividends.

Holders. The number of holders of common stock of record on February 28, 2001 was approximately 3,000.

                          AMERICANWEST BANCORPORATION

Dividends. AWBC has declared and paid the following dividends subsequent to January 1, 1999: On February 26, 1999, February 24, 2000, and February 15, 2001 AWBC paid 10% stock dividends. No cash dividends were paid.

Item 6.  Selected Financial Data.

The following table sets forth certain selected consolidated financial data of AWBC at and for the years ended December 31:

($ in thousands, except per share amounts)                 2000         1999         1998         1997         1996
Net interest income                                    $   30,356   $   28,474  $    26,475  $    21,696  $    18,947
Provision for loan losses                                   1,643        1,577          784        1,055        1,021
Noninterest income                                          4,029        5,912        4,977        4,833        3,986
Noninterest expense                                        21,328       19,209       19,764       14,905       13,956
Income before income tax expense                           11,414       13,600       10,904       10,569        7,956
Income tax expense                                          3,379        3,888        3,521        3,346        2,539
Net income                                                  8,035        9,712        7,383        7,223        5,417
Basic earnings per common share                        $     1.00   $     1.16  $      0.89  $      0.87  $      0.66
Diluted earnings per common share                      $     1.00   $     1.14  $      0.87  $      0.85  $      0.65
Return on average assets                                     1.44%        1.90%        1.49%        1.78%        1.65%
Return on average equity                                    12.73%       16.58%       14.66%       16.30%       14.65%
Assets                                                 $  598,513   $  527,726  $   513,144  $   486,778  $   353,256
Securities                                                 47,885       53,141       87,350      102,964       47,519
Loans:
  Commercial and industrial                               317,108      246,796      199,798      153,344      123,814
  Agricultural                                             76,093       67,025       57,511       56,899       47,331
  Real estate mortgage                                     62,173       66,690       63,127       66,959       50,602
  Real estate construction                                 12,252       14,781       14,170        8,588        9,954
  Installment                                              22,489       21,190       20,364       21,843       17,698
  Other loans                                               3,972        6,939        9,149       10,962        7,465
     Total loans                                          494,087      423,421      364,119      318,595      256,864
Allowance for loan loss to loans percentage                  1.00%        1.03%        1.05%        1.22%        1.13%
Deposits                                                  501,426      452,899      452,913      425,094      305,368
Borrowings                                                 27,367        8,198        1,348       11,284        3,242
Stockholders' equity                                       64,530       62,922       54,211       46,174       38,485
Equity to assets ratio                                      10.78%       11.92%       10.56%        9.49%       10.89%
Basic weighted average shares                           8,017,906    8,394,011    8,327,777    8,292,241    8,266,262

See Results of Operations for a description of the nonrecurring items in 2000, 1999 and 1998. In 1997, AWBC recovered from its insurance provider $796,000 for a theft by a former employee of its bank subsidiary, Home Security Bank. After income taxes the recovery improved 1997 net income by $525,000 or $.06 per share. In 1996 net earnings were reduced by an operational loss of $568,000 or $.07 per share. This expense was recovered in 1997 except for a $50,000 insurance policy deductible.

                          AMERICANWEST BANCORPORATION

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
               of Operations.

Overview

AWBC's net income is derived primarily from net interest income of the Banks, which is the difference between interest earned on their loan and investment portfolios and their cost of funds, primarily interest paid on deposits and borrowings. For the years ended December 31, 2000, 1999, and 1998, AWBC's average net interest margins were 6.0%, 6.1%, and 5.9%, respectively. Prior reported amounts have been restated to reflect the merger with AWB using the pooling-of-interests accounting method.

Net income is also affected by levels of provisions for loan losses, noninterest income (primarily service charges on deposits, insurance commissions, and other operating income) and noninterest expenses (primarily salaries and benefits, occupancy expense, data processing cost, legal and professional services expense, business and occupation tax, and other operating expenses). For the three years ended December 31, 2000, 1999, and 1998, the provision for loan losses was $1,643,000, $1,577,000, and $784,000, respectively. Net charge-offs during the year ended December 31, 2000 was $1,044,000 as compared to $1,047,000 and $834,000 during 1999 and 1998, respectively.

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

                                                                                 Year Ended December 31,
                                                              2000                        1999                         1998
                                                 Average                     Average                       Average
                  ($ in thousands)               Balance    Interest   %     Balance    Interest    %      Balance   Interest    %
                       Assets
Loans                                            $450,901   $46,319 10.27%   $394,132    $39,728  10.08%   $344,470   $37,393 10.86%
Taxable securities                                 41,237     2,790  6.77%     52,505      3,237   6.17%     75,270     4,689  6.23%
Nontaxable securities                               9,553       711  7.44%     10,421        725   6.96%     12,714       973  7.65%
Federal funds sold and overnight time deposits      7,250       464  6.40%      7,775        420   5.40%     18,470       958  5.19%
                                              --------------------------------------------------------------------------------------
  Total interest earning assets                   508,941   $50,284  9.88%    464,833    $44,110   9.49%    450,924   $44,013  9.76%
                                                         ==================          ===================           =================
Noninterest earning assets                         48,384                      46,007                        44,839
                                              -----------                  ----------                   -----------
  Total assets                                   $557,325                    $510,840                      $495,763
                                              ===========                  ==========                   ===========

                     Liabilities
Interest-bearing demand deposits                 $153,327   $ 6,018  3.92%   $146,190    $ 5,286   3.62%   $131,555   $ 5,639  4.29%
Savings deposits                                   45,541     1,301  2.86%     47,227      1,342   2.84%     46,477     1,412  3.04%
Time deposits                                     195,875    11,660  5.95%    168,168      8,335   4.96%    173,405     9,198  5.30%
                                              --------------------------------------------------------------------------------------
  Total interest-bearing deposits                 394,743    18,979  4.81%    361,585     14,963   4.14%    351,437    16,249  4.62%
Short-term borrowings                              10,050       639  6.36%      6,503        401   6.17%      4,823       282  5.85%
Long-term borrowings                                  678        68 10.03%        701         70   9.99%      5,361       676 12.61%
                                              --------------------------------------------------------------------------------------
  Total interest-bearing liabilities              405,471   $19,686  4.86%    368,789    $15,434   4.19%    361,621   $17,207  4.76%
                                                         ==================          ===================           =================
Noninterest bearing demand deposits                83,920                      79,050                        78,853
Other noninterest bearing liabilities               4,842                       4,407                         4,919
                                              -----------                  ----------                   -----------
  Total liabilities                               494,233                     452,246                       445,393

                Stockholders' Equity               63,092                      58,594                        50,370
                                              -----------                  ----------                   -----------
  Total liabilities and stockholders' equity     $557,325                    $510,840                      $495,763
                                              ===========                  ==========                   ===========

Net interest income                                         $30,598  5.03%               $28,676   5.30%              $26,806  5.00%
                                                         ==================          ===================           =================
Net interest margin to average
  earning assets                                                     6.01%                         6.17%                       5.94%
                                                                   ========                     ========                     =======

Nonaccrual loans are included with loan balances. In the above table tax-exempt securities income has been presented using a tax equivalent basis and an assumed tax rate of 34%.

                          AMERICANWEST BANCORPORATION

The following table illustrates the changes in AWBC's net interest income due to changes in volumes and interest rates.

                                                                   2000 vs 1999                           1999 vs 1998
                                                              Increase (decrease) in net interest income due to changes in
                    ($ in thousands)                     Volume        Rate        Total         Volume       Rate         Total
INTEREST EARNING ASSETS
Loans                                                       $5,722       $  869      $6,591       $  5,391     ($3,056)    $  2,335
Securities                                                    (764)         303        (461)        (1,613)        (87)      (1,700)
Federal funds sold and overnight time deposits                 (28)          72          44           (555)         17         (538)
                                                         ----------------------------------      ----------------------------------
     Total interest earning assets                           4,930        1,244       6,174          3,223      (3,126)          97
                                                         ----------------------------------      ----------------------------------

INTEREST BEARING LIABILITIES
Interest-bearing demand deposits                               258          474         732            627        (980)        (353)
Savings deposits                                               (48)           7         (41)            23         (93)         (70)
Time deposits                                                1,373        1,952       3,325           (278)       (585)        (863)
                                                         ----------------------------------      ----------------------------------
     Total interest bearing deposits                         1,583        2,433       4,016            372      (1,658)      (1,286)
Short-term borrowings                                          219           19         238             98          21          119
Long-term borrowings                                            (2)                      (2)          (588)        (18)        (606)
                                                         ----------------------------------      ----------------------------------
     Total interest bearing liabilities                      1,800        2,452       4,252           (118)     (1,655)      (1,773)
                                                         ----------------------------------      ----------------------------------
Total increase (decrease) in net interest income            $3,130      ($1,208)     $1,922       $  3,341     ($1,471)    $  1,870
                                                         ==================================      ==================================

The change in interest income and interest expense due to changes in both volume and rate, which cannot be segregated, has been allocated proportionately to the change due to volume and the change due to rate.

The following table presents the aggregate maturities of loans in each major category of the AWBC's' loan portfolio at December 31, 2000. Actual maturities may differ from the contractual maturities shown below as a result of renewals and prepayments.

                                                Less than      One to       Over five
               ($ in thousands)                  one year    five years       years         Total
Commercial, financial and agricultural          $ 92,343      $171,549      $129,309       $393,201
Real estate-mortgage                              13,309        25,773        23,091         62,173
Real estate-construction                          12,252                                     12,252
Installment                                        3,427        13,813         5,249         22,489
Other                                              3,313           659                        3,972
                                          ----------------------------------------------------------
     Total                                      $124,644      $211,794      $157,649       $494,087
                                          ==========================================================

                          AMERICANWEST BANCORPORATION

Results of Operations

Years Ended December 31, 2000, 1999, and 1998
---------------------------------------------

                United Security Bancorporation and Subsidiaries
                              Performance Summary

                                                                                                            % Change
             ($ in thousands, except per share)                   2000        1999         1998           2000        1999
Interest income                                                 $ 50,042    $ 43,908     $ 43,682         13.97%       0.52%
Interest expense                                                  19,686      15,434       17,207         27.55%     -10.30%
                                                               -----------------------------------     ---------------------
     Net interest income                                          30,356      28,474       26,475          6.61%       7.55%
Provision for loan losses                                          1,643       1,577          784          4.19%     101.15%
                                                               -----------------------------------     ---------------------
     Net interest income after provision for loan losses          28,713      26,897       25,691          6.75%       4.69%
Noninterest income                                                 4,029       5,912        4,977        -31.85%      18.79%
Noninterest expense                                               21,328      19,209       19,764         11.03%      -2.81%
                                                               -----------------------------------     ---------------------
     Income before income taxes                                   11,414      13,600       10,904        -16.07%      24.72%
Income taxes                                                       3,379       3,888        3,521        -13.09%      10.42%
                                                               -----------------------------------     ---------------------
     Net income                                                 $  8,035    $  9,712     $  7,383        -17.27%      31.55%
                                                               ===================================     =====================

Basic earnings per common share                                 $   1.00    $   1.16     $   0.89        -13.79%      30.34%
Diluted earnings per common share                               $   1.00    $   1.14     $   0.87        -12.28%      31.03%

AWBC's net income was $8,035,000 in 2000, $9,712,000 in 1999, and $7,383,000 in
1998. Basic earnings per share were $1.00, $1.16, and $.89 for 2000, 1999, and 1998, respectively. Diluted earnings per share were $1.00, $1.14, and $.87 in 2000, 1999, and 1998, respectively.

AWBC had net nonrecurring losses of $556,000 in 2000 or $.07 per share, which were from the sale of mutual fund securities, sale of real estate, write-off of an impaired intangible asset, and write-off of unused computer equipment. This was offset by gains on the sale of real estate and from the sale of a branch.

AWBC completed its merger with AmericanWest Bank (AWB) effective February 1, 1999. At the time of the merger AWB was known as Bank of the West, but in June 1999 it received $1,250,000 for the sale of its name. The income from the sale of the name added $825,000 to net income or $.10 per share. As of February 1, 1999 AWB had approximately $103 million in total assets, $90 million in deposits, $68 million in loans, and $12 million in total equity. 1,749,300 AWBC shares were issued to AWB shareholders for the merger. The pooling-of-interests accounting method was used for the transaction.

AWBC completed its merger with Grant National Bank (GNB) effective July 20, 1998, and issued 468,270 common shares in exchange for all of the outstanding shares of GNB. As of July 20, 1998 GNB had approximately $32 million in assets, $29 million in deposits, $22 million in loans, and $3.4 million in total equity. The pooling-of-interests accounting method was used for the transaction.

Return on average assets was 1.44%, 1.90%, and 1.49% for 2000, 1999, and 1998, respectively. Return on average equity was 12.73%, 16.58%, and 14.66% for 2000, 1999, and 1998, respectively. Without the nonrecurring items described above, return on assets would have been 1.54%, 1.74%, and 1.49% for 2000, 1999, and 1998, respectively. Return on equity would have been 13.61%, 15.17%, and 14.66% for 2000, 1999, and 1998, respectively.

                          AMERICANWEST BANCORPORATION

Net Interest Income. Net interest income increased 7% to $30,356,000 in 2000 compared to 1999. The increase in 1999 was 8% to $28,474,000 over 1998 results. The net interest income improvements were primarily the result of loan volume increases in 2000 and 1999. AWBC's net interest margin to average earning assets was 6.01%, 6.17%, and 5.94% in 2000, 1999, and 1998, respectively. As market interest rates increased in 2000 after declining in 1999 the yield on earning assets increased to 9.88% in 2000 after declining from 9.76% in 1998 to 9.49% in 1999. Interest bearing liabilities also moved with market interest rates by starting at 4.76% in 1998, declining to 4.19% in 1999 and increasing to 4.86% in 2000. The overall result was a net interest margin improvement from 5.94% to 6.17% in 1999 and a decline to 6.01% in 2000 when liability rates increased faster than interest earning assets. The improvement in the net interest margin to average earning assets is primarily due to the increase in average earning assets, which improved from $451 million in 1998 to $465 million in 1999 and to $509 million in 2000.

Noninterest Income. Noninterest income, which consists of fees and service charges, insurance commissions, securities gains and losses, and other income, declined 32% in 2000 to $4.0 million. The decline was primarily due to the nonrecurring gain on the sale of the Bank of the West name in 1999 and the nonrecurring gains and losses in 2000 described above. Noninterest income was $5.0 million in 1998. Fees and service charges for banking services remained unchanged in 2000 at $2.5 million the same as 1999 after an increase from $2.3 million in 1998. AWBC sold mutual fund securities in 2000 causing a loss on the sale of securities. The funds received have been reinvested in higher earning assets. Other income was lower in 2000 because of the nonrecurring items described above.

Noninterest Expense. Noninterest expense increased by 11% in 2000 primarily due to the expense of new locations, higher incentive expense for employees and the write-off of the impaired intangible asset. The 1999 expense decline was significant because AWBC opened 6 new branches in 1999, while consolidating and closing 2 branches.

Income Tax Expense. Income tax expense was reduced in 2000 by $285,000 and $400,000 in 1999 due to tax credits for the renovation of historical properties.

Forward Looking Statements. Statements contained in this Annual Report, which are not historical facts are forward-looking statements within the meaning of
Section 21E of the Securities Exchange Act of 1934 as amended. A forward-looking statement may contain words as "plan," "hopes", "believes", "estimates", "will continue to be", "will be", "continued to", "expect to", "anticipate that", "to be", or "can impact". These forward-looking statements include statements relating to AWBC's expectations as to (i) the adequacy of provisions for loan losses, (ii) the sufficiency of existing cash balances and investments, together with cash flow from operating activities and available lines of credit to meet AWBC's liquidity and capital spending requirements in future years, (iii) the effects of inflation and changing prices on AWBC's operations, (iv) management's assessment of interest rate risks, and (v) AWBC's ability to continue to compete effectively with larger enterprises. Management cautions that forward-looking statements are subject to risk and uncertainties that could cause AWBC's actual results to differ materially from those projected in such forward-looking statements. AWBC's future business, financial condition and results of operations could differ materially from those anticipated by such forward-looking statements and are subject to risks and uncertainties including the risks set forth below. Moreover, neither AWBC nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements. AWBC is under no duty to update any of the forward-looking statements after the date of this Annual Report to conform such statements to actual results or to changes in our expectations.

                          AMERICANWEST BANCORPORATION

Liquidity and Capital Resources

Management believes that AWBC's cash flow will be sufficient to support its existing operations for the foreseeable future. If AWBC needs additional liquidity, it would be required to borrow or issue additional capital stock. AWBC's ability to incur indebtedness is limited by government regulations and its ability to service borrowings is dependent upon the availability of dividends from the Banks and nonbank subsidiaries. The payment of dividends by the Banks is subject to limitations imposed by law and governmental regulations.

The Banks may borrow on a short-term basis to compensate for reductions in other sources of funds. Bank borrowings may also be used on a longer-term basis to support expanded lending activities and to match the maturity of repricing intervals of assets. At December 31, 2000 AWBC had approximately $96 million of unused lines of credit available for liquidity purposes. Cash flows from operations also contribute significantly to liquidity as indicated in AWBC's Consolidated Statement of Cash Flows, as well as proceeds from maturities of securities and increasing customer deposits.

AWBC's total stockholders' equity increased to $64,530,000 at December 31, 2000, from $62,922,000 at December 31, 1999 and $54,211,000 at December 31, 1998. At
December 31, 2000, stockholders' equity was 10.78% of total assets, compared to 11.92% at December 31, 1999. At December 31, 2000, AWBC held cash and cash-equivalent assets of $29.8 million.

The capital levels of AWBC and each of the Banks exceed applicable regulatory well-capitalized guidelines at December 31, 2000.

Effects of Inflation and Changing Prices. The primary impact of inflation on AWBC's operations is increased asset yields, deposit costs and operating overhead. Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates generally have a more significant impact on a financial institution's performance than the effects of general levels of inflation. Although interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services, increases in inflation generally have resulted in increased interest rates. The effects of inflation can magnify the growth of assets, and if significant, would require that equity capital increase at a faster rate than would otherwise be necessary.

New Accounting Pronouncements.

Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 138, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. AWBC has implemented this statement, which did not result in a material impact on its financial position or results of operations.

SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, was issued in September 2000 and establishes the accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. The statement is effective for transfers of financial assets occurring after March 31, 2001, applied prospectively and effective for disclosures about securitizations and for reclassification and disclosure about collateral in financial statements for fiscal years ending after December 15, 2000. AWBC does not expect the statement will result in a material impact on its financial position or results of operations.

                          AMERICANWEST BANCORPORATION

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

Market Risk

Management considers interest rate risk to be a market risk that could have a significant effect on the financial condition and results of operations of AWBC. AWBC does not use derivatives including forward and futures contracts, options, and swaps to manage its market and interest rate risks. All of AWBC's transactions are denominated in U.S. dollars. Approximately 34% of AWBC's loan portfolio has interest rates, which float with the lending Bank's reference interest rate. Fixed rate loans are generally made with a term of five years or less. General economic conditions, regulatory policy and competition in the marketplace affect interest income and cost of funds. The Banks' operating strategies focus on asset/liability management. The purpose of asset/liability management ("ALM") is to provide stable net interest income growth by protecting the Banks and AWBC's earnings from undue interest rate risk. Each of the Banks follows an ALM policy for controlling exposure to interest rate risk. The ALM policy is designed to maintain an appropriate balance between rate-sensitive assets and liabilities in order to maximize interest rate spreads. The Banks monitor the sensitivity of their assets and liabilities with respect to changes in interest rates and maturities, and direct the allocation of their funds accordingly. The strategy of each Bank has been to maintain, to the extent possible, a balanced position between assets and liabilities, and to place emphasis on the sensitivity of its assets.

The following table presents estimated maturity or pricing information indicating AWBC's exposure to interest rate changes as of December 31, 2000. The expected maturities take into consideration historical and estimated principal prepayments for loans and securities. Principal prepayments are the amounts of principal reduction in addition to contractual amortization. Fixed-rate and variable-rate loans are expected to have payment rates of 35%, 25%, 15%, 15%, and 10% for the following five years, respectively. Securities principal payments are based on payment speeds as of December 31, 2000. The expected maturities for financial liabilities with no stated maturity reflect historical and estimated future roll-off rates. The anticipated annual roll-off rates for noninterest bearing deposits, interest-bearing demand deposits and savings deposits are 15%. The interest rates disclosed are based on rates from 2000 results. Fair values are based on the calculations used in accordance with generally accepted accounting principles as disclosed in the financial statements.

                          AMERICANWEST BANCORPORATION

        Year ended December 31, 2000                                  Expected maturity                                    Fair
              ($ in thousands)                 2001       2002      2003      2004       2005     Thereafter    Total      Value
Financial Assets
Cash and due from banks                       $ 28,580                                                         $28,580    $28,580
Overnight interest bearing
  deposits with other banks                      1,247                                                           1,247      1,247
  Weighted average interest rate                                                                                  6.40%
Securities                                      13,453    13,156      5,887     2,542      2,048      10,799    47,885     47,885
  Weighted average interest rate                                                                                  6.89%
Fixed rate loans                               107,822    77,016     46,209    46,209     30,806               308,062    307,719
  Weighted average interest rate                                                                                 10.40%
Variable rate loans                             64,871    46,336     27,802    27,802     18,535               185,346    185,345
  Weighted average interest rate                                                                                  9.94%
Financial Liabilities
Noninterest bearing deposits                    14,413    14,413     14,413    14,413     14,413      24,022    96,087     96,087
Interest-bearing demand deposits                22,612    22,612     22,612    22,612     22,612      37,685   150,745    150,745
  Weighted average interest rate                                                                                  3.92%
Savings deposits                                 6,674     6,674      6,674     6,674      6,674      11,126    44,496     44,496
  Weighted average interest rate                                                                                  2.86%
Time deposits                                  194,319    12,742      2,257       530        247           3   210,098    210,532
  Weighted average interest rate                                                                                  5.95%
Short-term borrowings                           26,701                                                          26,701     26,701
                                                                                                                  6.36%
Net of financial assets and liabilities        (48,746)   80,067     33,942    32,324      7,443     (62,037)
Cumulative net amount                          (48,746)   31,321     65,263    97,587    105,030      42,993
Percentage of total assets                       -8.14%     5.23%     10.90%    16.30%     17.55%       7.18%

The above table presents information about AWBC's interest sensitivity; it does not predict future earnings. AWBC uses budgeting and earnings projections to forecast earnings. It requires assumptions about the projection of loan and securities prepayments, loan originations and liability funding sources, which may be inaccurate. Weighted average interest rates by expected maturity are not available.

Item 8.  Financial Statements and Supplementary Data.

The consolidated financial statements and supplementary data of AWBC and its subsidiaries for the years ended December 31, 2000, 1999, and 1998, which have been audited except as indicated by Moss Adams LLP, are included as part of Item 14 of this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

                          AMERICANWEST BANCORPORATION

                                   PART III

Item 10.  Directors and Executive Officers of the Registrant.

         The information requested by this item is contained in the registrant's 2001 proxy statement under the headings "Election of Directors" and "Executive Officers who are not Directors", and is incorporated by reference.

Item 11.  Executive Compensation.

         The information requested by this item is contained in the registrant's 2001 proxy statement under the headings "Executive Compensation" and "Report of the Compensation Committee", and is incorporated by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

         The information requested by this item is contained in the registrant's 2001 proxy statement under the heading "Security Ownership of Certain Beneficial Owners and Management", and is incorporated by reference.

Item 13.  Certain Relationships and Related Transactions.

         The information requested by this item is contained in the registrant's 2001 proxy statement under the heading "Related Party Transactions and Business Relations", and is incorporated by reference.

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

         (a)  (3) Exhibits

                  21 Subsidiaries of Registrant. Reference is made to "Item 1. Business. AmericanWest Bancorporation, The Banks and USB Insurance for the required information.

         (b)  Reports on Form 8-K.

                  There were no Form 8-K Reports during fourth quarter 2000.

         (c) All schedules are omitted as the required information is not applicable or the information is presented in the Consolidated Financial Statements or related notes.

                          AMERICANWEST BANCORPORATION


SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 9th of March 2001.

Principal Executive Officer:
By: /s/ Wes Colley                           President, Chief Executive Officer and Director
   --------------------------
      Wes Colley

Principal Accounting Officer

By: /s/ Chad Galloway                        Vice President and Chief Financial Officer
    -------------------------
      Chad Galloway

Remaining Directors
By: /s/ Rand Elliott                         By: /s/ Buddy R. Sampson
    -------------------------                    --------------------------
      Rand Elliott, Directors                    Buddy R. Sampson, Director

By: /s/ Dave Frame                           By: /s/ Keith Satter
    --------------------------                   --------------------------
      Dave Frame, Director                       Keith Sattler, Chairman and Director

By: /s/ Robert J. Gardner                    By: /s/ Dann Simpson
    --------------------------                   --------------------------
      Robert J. Gardner, Director                Dann Simpson, Director

By: /s/ Robert L. Golob                      By: /s/ Don Swartz
    --------------------------                   --------------------------
      Robert L. Golob, Director                  Don Swartz, Director

By: /s/ Norm McKibben                        By: /s/ Ron Wachter
    --------------------------                   --------------------------
      Norm McKibben, Director                    Ron Wachter

                          AMERICANWEST BANCORPORATION

Independent Auditor's Report

Board of Directors and Shareholders
AmericanWest Bancorporation
Spokane, Washington

We have audited the accompanying consolidated statement of financial condition of AmericanWest Bancorporation and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AmericanWest Bancorporation and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years ended December 31, 2000, in conformity with generally accepted accounting principles.

Everett, Washington                                   /s/ Moss Adams LLP
January 25, 2001

                          AMERICANWEST BANCORPORATION

                     CONSOLIDATED STATEMENTS OF CONDITION
                          DECEMBER 31, 2000 AND 1999
                               ($ In thousands)


                                                                                        2000           1999
                                      ASSETS
Cash and due from banks                                                                  $ 28,580      $ 21,387
Overnight interest bearing deposits with other banks                                        1,247         4,632
                                                                                    --------------  ------------
     Cash and cash equivalents                                                             29,827        26,019

Securities                                                                                 47,885        53,141

Loans, net of allowance for loan losses of $4,948 in 2000 and
     $4,349 in 1999                                                                       488,459       418,210

Accrued interest receivable                                                                 5,379         4,494
Premises and equipment, net                                                                13,215        13,133
Foreclosed real estate and other foreclosed assets                                          1,510         1,179
Life insurance and salary continuation assets                                               4,304         4,049
Intangible assets                                                                           5,302         6,189
Other assets                                                                                2,632         1,312
                                                                                    --------------  ------------
     TOTAL ASSETS                                                                        $598,513      $527,726
                                                                                    ==============  ============

                                    LIABILITIES
Noninterest bearing - demand deposits                                                    $ 96,087      $ 82,299
Interest bearing deposits:
     NOW and savings accounts                                                             195,241       196,513
     Time, $100,000 and over                                                               71,735        56,430
     Other time                                                                           138,363       117,657
                                                                                    --------------  ------------
     TOTAL DEPOSITS                                                                       501,426       452,899

Short-term borrowings                                                                      26,701         7,508
Capital lease obligations                                                                     666           690
Accrued interest payable                                                                    1,980         1,367
Other liabilities                                                                           3,210         2,340
                                                                                    --------------  ------------
     TOTAL LIABILITIES                                                                    533,983       464,804

                               STOCKHOLDERS' EQUITY
Common stock, no par, shares authorized 15 million; issued and outstanding
     6,974,012 in 2000 and 6,942,439 in 1999                                               48,904        44,471
Retained earnings                                                                          15,710        19,460
Accumulated other comprehensive income, net of tax                                            (84)       (1,009)
                                                                                    --------------  ------------
     TOTAL STOCKHOLDERS' EQUITY                                                            64,530        62,922
                                                                                    --------------  ------------
     TOTAL LIABILITIES and STOCKHOLDERS' EQUITY                                          $598,513      $527,726
                                                                                    ==============  ============

The accompanying notes are an integral part of these financial statements.

                         AMERICANWEST BANCORPORATION

                       CONSOLIDATED STATEMENTS OF INCOME
                 YEARS ENDED DECEMBER 31, 2000, 1999 and 1998
                  ($ In thousands, except per share amounts)

                                                                                              2000          1999           1998
INTEREST INCOME
  Interest and fees on loans                                                              $   46,319    $   39,728    $    37,393
  Interest on securities                                                                       3,259         3,760          5,331
  Other interest income                                                                          464           420            958
                                                                                         -----------    ----------    -----------
TOTAL INTEREST INCOME                                                                         50,042        43,908         43,682
                                                                                         -----------    ----------    -----------

INTEREST EXPENSE
  Interest on deposits                                                                        18,979        14,963         16,249
  Interest on borrowings                                                                         707           471            958
                                                                                         -----------    ----------    -----------
TOTAL INTEREST EXPENSE                                                                        19,686        15,434         17,207
                                                                                         -----------    ----------    -----------

NET INTEREST INCOME                                                                           30,356        28,474         26,475
Provision for loan losses                                                                      1,643         1,577            784
                                                                                         -----------    ----------    -----------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                                           28,713        26,897         25,691
                                                                                         -----------    ----------    -----------

NONINTEREST INCOME
  Fees and service charges                                                                     2,467         2,482          2,342
  Insurance commissions                                                                          964           985          1,031
  Securities gains/(losses)                                                                     (327)           66            141
  Gain on sale of Bank of the West name                                                                      1,250
  Other                                                                                          925         1,129          1,463
                                                                                         -----------    ----------    -----------
TOTAL NONINTEREST INCOME                                                                       4,029         5,912          4,977
                                                                                         -----------    ----------    -----------

NONINTEREST EXPENSE
  Salaries and employee benefits                                                              12,685        11,450         11,439
  Occupancy expense, net                                                                       1,804         1,562          1,426
  Equipment expense                                                                            1,503         1,380          1,466
  Legal expense                                                                                  229           190            515
  State business and occupation tax                                                              608           579            559
  Director fees                                                                                  351           501            417
  Intangible assets amortization                                                                 884           381            405
  Other                                                                                        3,264         3,166          3,537
                                                                                         -----------    ----------    -----------
TOTAL NONINTEREST EXPENSE                                                                     21,328        19,209         19,764
                                                                                         -----------    ----------    -----------

INCOME BEFORE INCOME TAX EXPENSE                                                              11,414        13,600         10,904

INCOME TAX EXPENSE                                                                             3,379         3,888          3,521

                                                                                         -----------    ----------    -----------
NET INCOME                                                                                $    8,035    $    9,712    $     7,383
                                                                                         ===========    ==========    ===========

Basic earnings per common share                                                           $     1.00    $     1.16    $      0.89
Diluted earnings per common share                                                         $     1.00    $     1.14    $      0.87
Basic weighted average shares outstanding                                                  8,017,906     8,394,011      8,327,777
Diluted weighted average shares outstanding                                                8,073,988     8,508,135      8,513,413

The accompanying notes are an integral part of these financial statements.

                         AMERICANWEST BANCORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 YEARS ENDED DECEMBER 31, 2000, 1999, and 1998
                               ($ in thousands)

                                                            Common Stock      Retained   Comprehensive                 Comprehensive
                                                        Shares       Amount   Earnings   Income (Loss)      Total      Income (Loss)
Balances, January 1, 1998                              6,206,026    $34,294    $11,832            $48      $46,174
Common stock issued for options exercised                 75,772        581                                    581
Net income                                                                       7,383                       7,383          $ 7,383
Redemption of fractional shares                             (737)       (18)                                   (18)
Net change in unrealized loss on available-for-sale
  securities, net of taxes                                                                        148          148              148
Grant National Bank cash dividend                                                  (57)                        (57)
10% stock dividend                                       454,938      6,995     (6,995)
                                                       -----------------------------------------------------------        ---------
Balances, December 31, 1998                            6,735,999     41,852     12,163            196       54,211          $ 7,531
                                                                                                                          =========
Common stock issued for options exercised                 32,628        221                                    221
Net income                                                                       9,712                       9,712          $ 9,712
AmericanWest Bank portion of 10% stock dividend          174,930      2,415     (2,415)
Redemption of fractional shares                           (1,118)       (17)                                   (17)
Net change in unrealized gain on available-for-sale
  securities, net of taxes                                                                     (1,205)      (1,205)          (1,205)
                                                       -----------------------------------------------------------        ---------
Balances, December 31, 1999                            6,942,439     44,471     19,460         (1,009)      62,922          $ 8,507
                                                                                                                          =========
Common stock issued for options exercised                 86,789        585                                    585
10% stock dividend                                       693,891      8,934     (8,934)
Net income                                                                       8,035                       8,035          $ 8,035
Stock repurchase program                                (749,107)    (5,086)    (2,851)                     (7,937)
Net change in unrealized gain on available-for-sale
  securities, net of taxes                                                                        925          925              925
                                                       -----------------------------------------------------------        ---------
Balances, December 31, 2000                            6,974,012    $48,904    $15,710           ($84)     $64,530          $ 8,960
                                                       ===========================================================        =========

The accompanying notes are an integral part of these financial statements.

                         AMERICANWEST BANCORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 YEARS ENDED DECEMBER 31, 2000, 1999 and 1998
                               ($ in thousands)

                                                                                                  2000          1999          1998
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income                                                                                    $ 8,035       $ 9,712       $ 7,383
  Adjustments to reconcile net income to net cash provided by operating activities:
    Provision for loan losses                                                                     1,643         1,577           784
    Depreciation and amortization                                                                 1,129           930           908
    Deferred income taxes                                                                          (199)         (465)          172
    (Gain)/loss on sale of premises and equipment                                                    84           (50)         (189)
    (Increase) decrease in assets:
      Accrued interest receivable                                                                  (885)           71          (163)
      Life insurance and salary continuation assets                                                (481)         (611)         (843)
      Other assets                                                                                   (8)          743          (152)
    Increase/(decrease) in liabilities:
      Accrued interest payable                                                                      613          (279)          342
      Other liabilities                                                                             870          (686)           (9)
                                                                                                -------       -------       -------
      NET CASH FROM OPERATING ACTIVITIES                                                         10,801        10,942         8,233
                                                                                                -------       -------       -------

CASH FLOWS FROM INVESTING ACTIVITIES
  Securities available-for-sale:
    Maturities                                                                                    7,774        37,642        46,839
    Sales                                                                                         8,002        10,150        22,226
    Purchases                                                                                    (9,595)      (14,832)      (53,399)
  Securities held-to-maturity:
    Maturities                                                                                                     44         1,126
    Purchases                                                                                                                (1,030)
  Net increase in loans and leases                                                              (71,892)      (60,255)      (46,388)
  Purchases of premises and equipment                                                            (2,055)       (2,388)       (2,472)
  Proceeds from sale of premises and equipment                                                      760           521         1,717
  Foreclosed assets activity                                                                       (331)           66           (78)
                                                                                                -------       -------       -------
       NET CASH FROM INVESTING ACTIVITIES                                                       (67,337)      (29,052)      (31,459)
                                                                                                -------       -------       -------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase/(decrease) in deposits                                                            48,527           (14)       27,819
  Short-term borrowings activity                                                                 19,193         6,872        (3,659)
  Principal payments on notes payable                                                                                        (6,257)
  Principal payments on capital lease obligations                                                   (24)          (22)          (20)
  Proceeds from issuance of capital stock                                                           585           221           581
  Stock repurchase program                                                                       (7,937)
  Cash dividends and fractional shares                                                                            (17)          (75)
                                                                                                -------       -------       -------
       NET CASH FROM FINANCING ACTIVITIES                                                        60,344         7,040        18,389
                                                                                                -------       -------       -------

       NET CHANGE IN CASH AND CASH EQUIVALENTS                                                    3,808       (11,070)       (4,837)

Cash and cash equivalents at January 1                                                           26,019        37,089        41,926

                                                                                                -------       -------       -------
Cash and cash equivalents at December 31                                                        $29,827       $26,019       $37,089
                                                                                                =======       =======       =======

Interest paid                                                                                   $19,073       $15,713       $16,918
Income taxes paid                                                                               $ 3,726       $ 3,981       $ 3,461
Supplemental Schedule of Noncash Investing and Financing Activities
     Foreclosed real estate acquired in settlement of loans                                     $ 1,498       $ 1,570       $ 1,412
     Transfers from securities at cost to securities at fair value                              $   707                     $ 8,025

The accompanying notes are an integral part of these financial statements.

                         AMERICANWEST BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Business and Summary of Significant Accounting Policies

Basis of consolidation:
The consolidated financial statements include the accounts of AmericanWest Bancorporation (Corporation) and its wholly-owned subsidiaries collectively
(AWBC), United Security Bank (USB), Home Security Bank (HSB), Bank of Pullman
(BOP), Grant National Bank (GNB), AmericanWest Bank (AWB), and USB Insurance Agencies, Inc. after eliminating all significant intercompany balances and transactions.

Nature of business:
USB, HSB, and AWB are state-chartered commercial banks under the laws of the State of Washington, and provide banking services primarily throughout eastern and central Washington. BOP is a banking corporation organized under the laws of the State of Idaho. GNB is a national chartered commercial bank. AWBC is subject to competition from other financial institutions, as well as nonfinancial intermediaries and to the regulations of certain federal and state agencies and it undergoes periodic examinations by those regulatory agencies.

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

Management believes that the allowances for loan losses and other real estate owned are adequate. While management uses currently available information to recognize losses on loans and other real estate owned, future additions to the allowances may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the AWBC allowance for loan losses and other real estate owned. Such agencies may require AWBC to recognize additions to the allowances based on their judgments of information available to them at the time of their examination.

Securities:
All of the securities are classified available-for-sale at December 31, 2000. Securities consist primarily of obligations of the U.S. government, state governments and domestic corporations.

                         AMERICANWEST BANCORPORATION

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

                         AMERICANWEST BANCORPORATION

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

Intangibles:
Intangible assets acquired in the form of goodwill, customer lists and covenants to not compete, and core deposits purchased are being amortized using the straight-line method over five to twenty-five years. AWBC periodically evaluates these intangible assets for impairment.

Income taxes:
AWBC files a consolidated federal income tax return. The income tax related to the individual entities is generally computed as if each one had filed a separate tax return and is based on amounts reported in the statements of income (after exclusion of non-taxable permanent differences such as interest on state and municipal securities) and include deferred taxes on temporary differences in the recognition of income and expense for tax and financial statement purposes. Deferred taxes are computed using the asset and liability approach.

Per share amounts:
All per share amounts have been calculated on the basis of weighted average number of shares outstanding during each year. All share and per share amounts have been adjusted giving retroactive effect to stock dividends.

Cash and cash equivalents:
For the purposes of presentation in the consolidated financial statements of cash flows, cash and cash equivalents include cash on hand, amounts due from banks, and overnight deposits with other banks. The Banks place their cash with high credit quality institutions. The amount on deposit fluctuates and at times exceeds the insured limit by the Federal Deposit Insurance Corporation, which potentially subjects the Banks to credit risk.

Stock options:
Employee stock options are accounted for under Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees". Stock options are granted at exercise prices not less than the fair market value of common stock on the date of grant. Under APB No. 25, no compensation expense is recognized pursuant to AWBC's stock option plans. AWBC has disclosed the proforma amounts of net income and earnings per share that would have been reported had it elected to follow the fair value recognition provisions of SFAS No. 123 (Note 15).

                         AMERICANWEST BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1.  Business and Summary of Significant Accounting Policies (Continued)

Other off-statement of condition instruments:
In the ordinary course of business AWBC has entered into off-statement of condition financial instruments consisting of commitments to extend credit, commitments under credit-card arrangements, commercial letters of credit, and standby letters of credit. Such financial instruments are held for purposes other than trading and are recorded in the financial statements when they are funded or related fees are incurred or received.

Note 2.  Merger

American West Bank (AWB):
On February 1, 1999 AWBC completed its merger with AWB. AWB had been previously known as Bank of the West, but received $1,250,000 for the sale of its name in 1999. As of February 1, 1999 AWB had approximately $103 million in total assets, $90 million in deposits, $68 million in loans, and $12 million in total equity. 1,749,300 AWBC shares were issued to AWB shareholders for the merger. The pooling-of-interests accounting method was used for this transaction, which includes restating prior reported amounts. The effects of the restatement on revenue and net income are shown below:

                                      ($ in thousands)                    1998
Net interest income and noninterest income:
     Original AWBC amounts reported                                     $ 25,003
     AWB                                                                   6,449
                                                                        --------
          As restated                                                   $ 31,452
                                                                        ========
Net income:
     Original AWBC amounts reported                                     $  5,364
     AWB                                                                   2,019
                                                                        --------
          As restated                                                   $  7,383
                                                                        ========

                         AMERICANWEST BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3.  Accounting Pronouncements

Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 138, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. AWBC has implemented this statement, which did not result in a material impact on its financial position or results of operations.

SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, was issued in September 2000 and establishes the accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. The statement is effective for transfers of financial assets occurring after March 31, 2001, applied prospectively and effective for disclosures about securitizations and for reclassification and disclosure about collateral in financial statements for fiscal years ending after December 15, 2000. AWBC does not expect the statement will result in a material impact on its financial position or results of operations.

Note 4.  Cash and Cash Equivalents

The Banks are required to maintain cash reserves with the Federal Reserve Bank. Cash reserve requirements are computed by applying prescribed percentages to various types of deposits. When the Bank's cash reserves are in excess of that required, it may lend the excess to other banks on a daily basis. Conversely, when cash reserves are less than required, the Banks borrow funds on a daily basis. Such reserve requirements at December 31, 2000 and 1999 were approximately $2,708,000 and $2,762,000, respectively. The average amounts of federal funds sold and overnight interest bearing deposits with other banks for the years ended December 31, 2000 and 1999, were $6,172,000 and $7,683,000, respectively. Similarly, averages of short-term borrowings were $10,050,000 and $6,524,000 for 2000 and 1999, respectively. The balance of short-term borrowings at December 31, 2000 and 1999 was $26,701,000 and $7,508,000, respectively.

                         AMERICANWEST BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5.  Securities

Debt and equity securities have been classified according to management's intent. The amortized cost of securities and their fair values at December 31 were as follows:

December 31, 2000                                                 Gross          Gross
             ($ in thousands)                 Amortized        Unrealized      Unrealized     Fair          Financial
                                                Cost              Gains          Losses      Value          Statements
Securities available-for-sale:
U.S. Treasury securities                       $ 2,500         $    39        $     1       $ 2,538          $ 2,538
Obligations of federal government
  agencies                                      18,054              16             95        17,975           17,975
Obligations of states, municipalities
  and political subdivisions                     7,458             134                        7,592            7,592
Mortgage backed securities                       9,246              16            169         9,093            9,093
Other securities                                10,755               1             69        10,687           10,687
                                              ---------       ---------      ---------     ---------        ---------
     Total                                     $48,013         $   206        $   334       $47,885          $47,885
                                              =========       =========      =========     =========        =========

December 31, 1999                                                 Gross          Gross
             ($ in thousands)                 Amortized        Unrealized      Unrealized     Fair          Financial
                                                Cost              Gains          Losses      Value          Statements
Securities available-for-sale:
U.S. Treasury securities                       $ 2,503         $     4        $     4       $ 2,503          $ 2,503
Obligations of federal government
  agencies                                      16,888                            571        16,317           16,317
Obligations of states, municipalities
  and political subdivisions                     8,201               6             44         8,163            8,163
Mortgage backed securities                      10,014                            202         9,812            9,812
Other securities                                16,356                            717        15,639           15,639
                                              ---------       ---------      ---------     ---------        ---------
                                                53,962              10          1,538        52,434           52,434
Securities held-to-maturity:
Obligations of states, municipalities
  and political subdivisions                       707               4             12           699              707
                                              ---------       ---------      ---------     ---------        ---------
     Total                                     $54,669         $    14        $ 1,550       $53,133          $53,141
                                              =========       =========      =========     =========        =========

In accordance with Statement of Financial Accounting Standards No. 115 and 138 regarding Accounting for Certain Investments in Debt and Equity Securities and Accounting for Certain Derivative Instruments and Certain Hedging Activities an amendment of SFAS Statement No. 133, USB, HSB, and BOP reclassified approximately $707,000 in securities from held-to-maturity to available-for-sale in 2000.

                         AMERICANWEST BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5.  Securities (Continued)

Securities taxable interest income was $2,573,000, $3,009,000, and $4,471,000 for 2000, 1999 and 1998, respectively. Securities nontaxable interest income was $469,000, $522,000 and $642,000 for 2000, 1999, and 1998, respectively. Dividend income was $217,000, $229,000, and $218,000 for 2000, 1999, and 1998,
respectively. Securities with an amortized cost of $12,635,000 and $16,848,000 at December 31, 2000 and 1999, respectively, were pledged to secure public deposits for purposes required or permitted by law. Market value of these securities was $12,872,000 and $16,517,000 at December 31, 2000 and 1999,
respectively. At December 31, 1999 other securities include marketable equity securities with an amortized cost of $2,663,000 and market value of $2,277,000. The securities were sold in 2000. Also included in other securities are $3,540,000 in 2000 and $3,265,000 in 1999 of Federal Home Loan Bank (FHLB) Stock, which is carried at cost and can be sold back to the Federal Home Loan Bank at cost, but is restricted as to purchase and sale based on the level of AWBC business activity with the FHLB.

Gross realized gains on sales of securities available for sale were $44,000, $69,000, and $141,000 for 2000, 1999, and 1998, respectively. Gross realized losses were $370,000, $3,000, and $0 for 2000, 1999, and 1998, respectively.

The contractual scheduled maturity of securities at December 31, 2000 were as follows:

                                                                    Amortized         Fair
                                 ($ in thousands)                      Cost           Value
Due in one year or less                                               $10,574        $10,577
Due from one year to five years                                        14,071         14,089
Due from five to ten years                                             10,024         10,020
Due after ten years                                                     4,098          4,106
Mortgage backed securities                                              9,246          9,093
                                                                     ---------      ---------
                                                                      $48,013        $47,885
                                                                     =========      =========

Expected maturities will differ from contractual maturities because the issues of certain debt securities have the right to call or prepay their obligations without any penalties.

                             AMERICANWEST BANCORPORATION


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6. Loans and Allowance for Loan Losses

Loan categories as of December 31, 2000 and 1999 were as follows:

                              ($ in thousands)                           2000               1999
Commercial and industrial                                         $      317,108     $    246,796
Agricultural                                                              76,093           67,025
Real estate mortgage                                                      62,173           66,690
Real estate construction                                                  12,252           14,781
Installment                                                               22,489           21,190
Bank cards and other                                                       3,972            6,939
                                                                  --------------    -------------
   Total loans                                                           494,087          423,421
Allowance for loan losses                                                 (4,948)          (4,349)
Deferred loan fees, net of deferred costs                                   (680)            (862)
                                                                  --------------    -------------
   Net loans                                                      $      488,459     $    418,210
                                                                  ==============    =============

Variable rate loans were $185,345,000 and $144,511,000 as of December 31, 2000 and 1999, respectively. Remaining loans were fixed rate loans. A summary of loans by contractual maturity as of December 31, 2000 and 1999 is as follows:

                                ($ in thousands)                        2000               1999
Maturity within one year                                          $    124,644       $   141,131
One to five years                                                      211,794           164,026
Over five years                                                        157,649           118,264
                                                                  ------------       -----------
                                                                  $    494,087       $   423,421
                                                                  ============       ===========

Changes in the allowance for loan losses are as follows:

                       ($ in thousands)             2000          1999            1998
Balance, beginning of year                      $   4,349     $   3,819       $  53,869
Provision charged to operations                     1,643         1,577             784
Loans charge-off                                   (1,140)       (1,246)         (1,064)
Recoveries                                             96           201             230
                                                ---------     ---------       ---------
Balance, end of year                            $   4,948     $   4,349       $  83,819
                                                =========     =========       =========

                             AMERICANWEST BANCORPORATION


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6. Loans and Allowance for Loan Losses (Continued)

Impaired loan information as of December 31, 2000, 1999 and 1998 is as follows:

                    ($ in thousands)                                    2000             1999          1998
Impaired loans with specific allowance for loan losses              $     177     $       1,157      $    541
Impaired loans without a specific allowance for loan losses             6,586             5,169         1,574
                                                                    ---------     -------------      --------
     Total impaired loans                                           $   6,763     $       6,326      $  2,115
                                                                    =========     =============      ========

Impaired loans allowance for loan losses                            $      50     $         539      $    508
Average impaired loans                                                  6,414             3,544         2,641
Interest income recognized for impaired loans                              41               306           213

Note 7. Premises and Equipment

Major classifications of premises and equipment are summarized as of December 31, 2000 and 1999 as follows:

                             ($ in thousands)                                       2000              1999
Premises, including premises under capital lease,
   2000 and 1999 $802                                                          $   11,653          $   11,315

Furniture, fixtures, and equipment                                                  5,408               5,720

Leasehold improvements                                                                889                 649
                                                                               ----------          ----------
                                                                                   17,950              17,684
Less accumulated depreciation, including accumulated
   amortization on assets under capital lease,
   2000 $404; 1999 $364                                                            (6,873)             (7,025)
                                                                               ----------          ----------
                                                                                   11,077              10,659
Land                                                                                2,138               2,474
                                                                               ----------          ----------
     Premises and equipment, net                                               $   13,215          $   13,133
                                                                               ==========          ==========

                          AMERICANWEST BANCORPORATION


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

Cash surrender values; salary continuance benefit obligations at age 65, and the recorded liability were as follows as of December 31, 2000 and 1999:

                            ($ in thousands)                                              2000              1999
Cash surrender value                                                                     $4,304            $4,049
Present value at age 65 of all participants after full vesting is obtained                5,040             5,040
Present value at age 65 of the current fully vested participants                          3,959             2,825
Recorded liability for future benefit obligation                                          1,123               739

Vested participants are eligible to receive benefits at age 65. In its merger with AWB a salary continuation plan was included, which is fully vested and the key employee is eligible to receive benefits at age 71. It is an employee funded deferred compensation plan.

                          AMERICANWEST BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9. Income Taxes

The components of income tax expense for the years presented are as follows:

                          ($ in thousands)                                2000       1999        1998
Current expense                                                          $ 3,578    $ 4,353    $ 3,349
Deferred tax expense/(benefit)                                              (199)      (465)       172
                                                                        ---------  ---------  ---------
   Income tax expense                                                    $ 3,379    $ 3,888    $ 3,521
                                                                        =========  =========  =========

The effective tax rate differs from the statutory tax rate as follows:

                          ($ in thousands)                                2000       1999        1998
Income tax at statutory rates                                            $ 3,892    $ 4,647    $ 3,707
Effect of tax-exempt interest income                                        (186)      (204)      (267)
Effect of tax credit                                                        (283)      (400)
Effect of nondeductible expenses and other                                   (44)      (155)        81
                                                                        ---------  ---------  ---------
   Income tax expense                                                    $ 3,379    $ 3,888    $ 3,521
                                                                        =========  =========  =========

The following are the significant components of deferred tax assets and liabilities. The net amount is classified with other assets in the consolidated financial statements:

                          ($ in thousands)                                           2000        1999
Deferred tax assets:
Allowance for loan losses                                                           $1,400      $1,074
Unrealized losses on available-for-sale securities                                      43         520
Deferred compensation expense                                                          405         284
Other                                                                                  148         155
                                                                                   --------    --------
   Total deferred tax assets                                                         1,996       2,033
                                                                                   --------    --------
Deferred tax liabilities:
Deferred loan costs                                                                    500         408
Lease financing                                                                        100         131
FHLB stock dividend income                                                             486         413
Other                                                                                  507         400
                                                                                   --------    --------
   Total deferred tax liabilities                                                    1,593       1,352
                                                                                   --------    --------
   Net deferred tax assets/(liabilities)                                            $  403      $  681
                                                                                   ========    ========

The applicable tax (benefit)/expense, net for securities gains and losses was ($112,000), $22,000, and $48,000 for 2000, 1999, and 1998, respectively.

                          AMERICANWEST BANCORPORATION


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10.  Time Deposit Maturities

At December 31, 2000, the scheduled maturities of time deposits were as follows:

                               ($ in thousands)
2001                                                             $194,319
2002                                                               12,742
2003                                                                2,257
2004                                                                  530
2005                                                                  247
Later years                                                             3
                                                                ----------
Total                                                            $210,098
                                                                ==========

Note 11.  Commitments and Contingent Liabilities

In the ordinary course of business, AWBC has various outstanding commitments and contingent liabilities that are not reflected in the accompanying consolidated financial statements. In addition, AWBC is a defendant in certain claims and legal actions arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the ultimate disposition of these matters is not expected to have a material adverse effect on the consolidated financial condition of AWBC.

The minimum annual rental commitments on capital and operating leases at December 31, 2000, exclusive of taxes and other charges, are summarized as follows:

                               ($ in thousands)
2001                                                             $    611
2002                                                                  600
2003                                                                  609
2004                                                                  558
2005                                                                  495
Later years                                                         4,392
                                                                ----------
Total minimum payments due                                          7,265
Less:  Amount representing interest                                  (405)
                                                                ----------
Present value of net minimum lease payments                      $  6,860
                                                                ==========

AWBC rental expense for 2000, 1999, and 1998 was $663,000, $494,000, and
$359,000, respectively.

                          AMERICANWEST BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11.  Commitments and Contingent Liabilities (Continued)

Other commitments and contingent liabilities:
AWBC is a party to financial instruments with off-statement of condition risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, standby letters of credit and financial guarantees. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the statement of condition. The contract or notional amounts of those instruments reflect the extent of involvement AWBC has in particular classes of financial instruments.

AWBC's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit and financial guarantees written is represented by the contractual notional amount of those instruments. AWBC uses the same credit policies in making commitments and conditional obligations as it does for statement of condition instruments. Generally, AWBC does not require collateral or other security to support financial instruments with credit risk

                                                                                         Contract or
                                                                                       Notional Amount
                              ($ in thousands)                                     2000               1999
Financial instruments whose contract amounts represent credit risk:
     Commitments to extend credit                                                $ 93,051            $68,703
     Standby letters of credit and financial guarantees written                     1,891              1,412
     Unused commitments on bankcards                                               13,477             13,317
                                                                                ----------         ----------
          TOTAL                                                                  $108,419            $83,432
                                                                                ==========         ==========

AWBC does not anticipate any material losses as a result of the commitments or guarantees.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. AWBC evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained if deemed necessary by AWBC upon extension of credit is based on management's credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment and income producing commercial properties.

Standby letters of credit and financial guarantees written are conditional commitments issued by AWBC to guarantee the performance of a customer of a third party. Those guarantees are primarily issued to support public and private borrowing arrangements,

                          AMERICANWEST BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11.  Commitments and Contingent Liabilities (Continued)

Including commercial paper, bond financing and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.

All the Banks' loans, commitments, and commercial and standby letters of credit have been granted to customers in the Banks' market area. As such, significant changes in economic conditions in the State of Washington or within its primary industries could adversely affect the Bank's ability to collect loans. Substantially all such customers are depositors of the Banks. The concentrations of credit by type of loan are set forth in Note 6. AWBC's related party loans and deposits are disclosed in Note 17. The Banks, as a matter of policy, do not extend credit to any single borrower in excess of $4,000,000, $2,000,000, $900,000, $495,000, and $2,500,000 for USB, HSB, BOP, GNB, and AWB,
respectively.

As of December 31, 2000 and 1999, AWBC had unused lines of credit of $95,865,000 and $66,180,000, respectively. The lines were available for short-term and long-term borrowings.

Note 12.  Common Stock

In 2000 the Board of Directors approved a stock repurchase program. During 2000 749,093 shares were repurchased for $7.9 million. In January 2001, 2000 and 1999 the Board of Directors declared 10% common stock dividends. AWBC recorded a transfer from retained earnings to common stock for the market value of the additional shares issued. Per share amounts and weighted average shares outstanding have been retroactively adjusted to reflect the stock dividends.

Note 13.  Restrictions on Dividends and Loans

The Banks are subject to banking regulations relating to the payment of dividends and the amount of loans that it may extend. The Banks are allowed to pay dividends out of retained earnings. At December 31, 2000, the amount of retained earnings of USB, HSB, BOP, GNB, and AWB available for dividends were $17,171,000, $4,699,000, $1,796,000, $1,672,000 and $9,080,000, respectively. At
December 31, 1999, the amount of retained earnings of USB, HSB, BOP, GNB, and AWB available for dividends were $15,333,000, $4,322,000, $1,247,000, $1,578,000 and $9,465,000, respectively. AWBC has the full amount of retained earnings available for dividends.

                          AMERICANWEST BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13.  Restrictions on Dividends and Loans (Continued)

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

Note 14.  Employee Stock Ownership Plan (ESOP) and Profit Sharing 401(k) Plan

AWBC sponsors an ESOP. An ESOP is a form of retirement plan whereby AWBC receives a deduction for contributions to the Plan and the Plan invests all or a portion of the employer Trust contributions and Trust earnings in stock of AWBC. The Plan is qualified under Section 401(a) of the Internal Revenue Code as a stock bonus plan. Employees 21 years or older become eligible for participation after 1,000 hours or more of service in a plan year, and benefits fully vest after five years of service. Contributions to the ESOP plan totaled $400,000, $322,000 and $278,000 for 2000, 1999 and 1998, respectively and are based on a percentage of AWBC earnings. Contributions are allocated pro rata based on eligible annual compensation on December 31. AWBC has a Profit Sharing 401(k) Plan. There were no employer contributions in 2000, 1999 and 1998 to the plan.

Note 15.  Stock Option Plans

AWBC's Board of Directors adopted a stock option plan, known as the Incentive Stock Option Plan. The plan provides for the issuance of incentive stock options to key individuals of AWBC, including directors and executive officers. The total shares available for option are the lesser of 8% of the common stock then outstanding or 483,153 shares. A Board of Directors Compensation Committee and an Executive Remuneration Committee were formed to direct the granting of the options. When the Plan was established in 1995, common stock options were granted to identified directors and executive officers. The options were granted for a five-year term from the date of option and may be exercised anytime prior to that date, subject to conditions prescribed in the Plan. Additional common stock options were granted for a five-year term with a vesting schedule increasing 20% per year until the options are fully vested at the end of five years. Options were granted at the average price between the high and low on the NASDAQ Exchange on the last day of the preceding month, before the date of option. When AWBC merged with AWB there were 119,766 options outstanding from the AWB stock plan, which have been adjusted using the exchange ratio applicable to the merger. These options are administered separately from the original AWBC plan. The AWB options terminate from 2001 through 2003 with exercise prices ranging from $5.07 to $7.68. As of December 31, 2000 there are 86,653 options remaining in the AWB stock plan. All of the AWB options are fully vested and are included in the status, outstanding and earnings results information, which follows.

                          AMERICANWEST BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15.  Stock Option Plans (Continued)

The status of the Plans as of December 31, 2000, 1999 and 1998 is as follows:

                                                           2000                          1999                         1998
                                                                 Weighted                      Weighted                     Weighted
                                                                 Average                       Average                      Average
                                                                 Exercise                      Exercise                     Exercise
                                                     Number        Price          Number         Price          Number       Price
Outstanding at beginning of year                    408,881         8.88         410,468          8.25         362,683        6.45
Granted                                             136,015         8.96          40,026         11.60         139,029       11.24
Exercised                                           (95,468)        6.14         (41,613)         5.25         (84,239)       5.82
Forfeited                                           (44,701)       13.45                                        (7,005)       5.61
                                                   --------                     --------                      --------
Outstanding at year-end                             404,727         9.23         408,881          8.88         410,468        8.25
                                                   ========                     ========                      ========
Exercisable at year-end                             306,963         8.33         255,647          7.49         297,252        7.18
Weighted average fair value of options granted
     during the year                                                8.96                         11.34                       14.34

The following table summarizes information about stock options outstanding at December 31, 2000:

                                                  Options Outstanding
                                                Weighted                            Options Exercisable
                                                Average         Weighted                           Weighted
        Range of                               Remaining        Average                            Average
        Exercise               Number         Contractual       Exercise         Number            Exercise
         Prices             Outstanding           Life           Price         Exercisable          Price
         $ 3.97                  18,887         .3 years         $ 3.97             18,887          $ 3.97
     $5.07 - $5.58               17,123         .1 years         $ 5.14             17,123          $ 5.14
     $6.03 - $7.32               34,220        1.1 years         $ 6.46             34,220          $ 6.46
     $6.98 - $7.68               35,310        2.1 years         $ 7.07             35,310          $ 7.07
     $7.92 - $8.65               49,291         .6 years         $ 8.30             49,291          $ 8.30
         $ 8.64                 110,000        4.2 years         $ 8.64            110,000          $ 8.64
         $10.33                  26,013        4.1 years         $10.33              7,260          $10.33
         $11.55                  35,186        3.2 years         $11.55
         $11.65                   2,662        2.8 years         $11.65              2,662          $11.65
         $11.98                   4,840        3.2 years         $11.98
         $12.31                   5,457        2.9 years         $12.31
         $12.51                  13,763        1.7 years         $12.51
         $14.17                  51,975        2.0 years         $14.17             32,210          $14.17

                         AMERICANWEST BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15.  Stock Option Plans (Continued)

If the fair value based method of accounting under SFAS No. 123 had been used for 2000, 1999 and 1998 the results and related assumptions would have been as follows:

               ($ in thousands, except per share)                          2000              1999              1998
Results using fair value based method of accounting:
Net income                                                                $ 7,739           $ 9,608          $ 6,841
Basic earnings per common share                                           $  0.97           $  1.14          $  0.82
Diluted earnings per common share                                         $  0.96           $  1.13          $  0.80

Assumptions used to make the fair value calculation:
Risk free interest rate                                                      5.00%             5.50%            5.00%
Expected volatility                                                         28.25%            28.25%           28.25%
Expected cash dividends                                                         0%                0%               0%
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

                       Condensed Statements of Condition
                               ($ in thousands)

                                                                                     December 31,
                                                                                 2000            1999
Cash                                                                            $   348         $ 2,405
Investment in:
     Bank subsidiaries                                                           62,211          55,462
     Nonbank subsidiary                                                             299             209
Premises and equipment                                                            1,115           4,802
Other assets                                                                      1,165             105

                                                                               --------        --------
     TOTAL ASSETS                                                               $65,138         $62,983
                                                                               ========        ========

Accrued expenses and other liabilities                                          $   608         $    61
Stockholders' equity                                                             64,530          62,922

                                                                               --------        --------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $65,138         $62,983
                                                                               ========        ========

                          AMERICANWEST BANCORPORATION


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16.  Parent Company Only Statements (Continued)

                        Condensed Statements of Income
                               ($ in thousands)


                                                                             Years Ended December 31,
                                                                        2000            1999            1998
Income:
     Bank subsidiaries dividends                                         $ 6,318         $ 3,099         $ 1,237
     Rent income                                                             489             476             470
     Other income                                                              6             155             670
                                                                   --------------  --------------  --------------
                                                                           6,813           3,730           2,377
                                                                   --------------  --------------  --------------
Expenses:
     Salaries and benefits                                                 1,151           1,029           1,457
     Interest expense                                                          6                             414
     Depreciation                                                            171             169             192
     Other operating expenses                                                479             712             982
                                                                   --------------  --------------  --------------
                                                                           1,807           1,910           3,045
                                                                   --------------  --------------  --------------
Income/(loss) before tax benefit and equity in
     undistributed net income of subsidiaries                              5,006           1,820            (668)

Income tax benefit                                                           591             498             744

Income/(loss) before equity in undistributed net income of
     subsidiaries                                                  --------------  --------------  --------------
                                                                           5,597           2,318              76
Equity in undistributed net income of:
     Bank subsidiaries                                                     2,348           7,333           7,230
     Nonbank subsidiaries                                                     90              61              77
                                                                   --------------  --------------  --------------
          Net income                                                     $ 8,035         $ 9,712         $ 7,383
                                                                   ==============  ==============  ==============

                          AMERICANWEST BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16.  Parent Company Only Statements (Continued)

                      Condensed Statements of Cash Flows
                               ($ in thousands)


                                                                                         Years Ended December 31,
                                                                                   2000          1999            1998
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income                                                                  $ 8,035        $ 9,712         $ 7,383
     Adjustments to reconcile net income to cash provided
          by operating activities:
     Equity in undistributed net income of subsidiaries                           (2,438)        (7,394)         (7,307)
     Depreciation                                                                    171            169             192
     (Increase) decrease in other assets                                          (1,060)            65              (1)
     Increase (decrease) in other liabilities                                        547            (82)            (26)
                                                                            ------------- --------------  --------------
          NET CASH FROM OPERATING ACTIVITIES                                       5,255          2,470             241
                                                                            ------------- --------------  --------------
CASH FLOWS FROM INVESTING ACTIVITIES
     Investment in subsidiaries                                                   (2,913)
     Return of investment in subsidiaries                                                            52           4,571
     Purchase of premises and equipment                                             (632)          (612)           (125)
     Sale of premises and equipment                                                3,585                            759
                                                                            ------------- --------------  --------------
          NET CASH FROM INVESTING ACTIVITIES                                          40           (560)          5,205
                                                                            ------------- --------------  --------------
CASH FLOWS FROM FINANCING ACTIVITIES
     Issuance of capital stock                                                       585            124             284
     Stock repurchase program                                                     (7,937)
     Principal payments on notes payable                                                                         (5,388)
     Cash paid for redemption of fractional shares                                                  (17)            (18)
                                                                            ------------- --------------  --------------
          NET CASH FROM FINANCING ACTIVITIES                                      (7,352)           107          (5,122)
                                                                            ------------- --------------  --------------
          NET CHANGE IN CASH                                                      (2,057)         2,017             324
CASH, beginning of year                                                            2,405            388              64
                                                                            ------------- --------------  --------------
CASH, end of year                                                                $   348        $ 2,405         $   388
                                                                            ============= ==============  ==============

                          AMERICANWEST BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17.  Related Party Transactions

Loans to related parties:

Loans to AWBC's officers and directors are on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than normal risk of collectibility. Such loans had the following balances and activity during 2000 and 1999:

                          ($ in thousands)                                 2000          1999
Balance at beginning of year                                             $ 20,515      $ 13,429
New loans or advances                                                       5,230        21,489
Repayments and adjustments                                                (10,641)      (14,403)
                                                                     -------------  ------------
Balance at end of year                                                   $ 15,104      $ 20,515
                                                                     =============  ============

Deposits from related parties:

Deposits from related parties totaled $12,647,000 and $5,958,000 at December 31, 2000 and 1999, respectively.

Payments to related parties:

Grant National Bank paid $84,000, $84,000, and $64,000 in 2000, 1999, and 1998 respectively to an Association of 6 of its Directors for the rent of its headquarters and branch.

                          AMERICANWEST BANCORPORATION


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 18.  Fair Value of Financial Instruments

SFAS No. 107, Disclosures about Fair Value of Financial Instruments requires disclosure of fair value information about financial instruments for which it is practicable to estimate fair value. As defined by SFAS No. 107, financial instruments include the categories listed below. It does not include the value of property, plant and equipment and intangible assets such as customer relationships and core deposit intangibles. Fair values of off-statement of condition lending commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties' credit standing. The fair value of the fees at December 31, 2000 and 1999, were insignificant. See Note 11 for the notional amount of the commitments to extend credit. The following table summarizes carrying amounts, estimated fair values, and assumptions used by AWBC to estimate fair value as of December 31, 2000 and 1999:

                                                                                                                         Estimated
As of December 31, 2000:                                        Assumptions Used in                        Carrying         Fair
            ($ in thousands)                                   Estimating Fair Value                        Amount         Value
Financial Assets:
Cash and due from banks                   Equal to carrying value                                          $ 28,580       $ 28,580
Overnight interest bearing deposits
  with other banks                        Equal to carrying value                                             1,247          1,247
Securities                                Quoted market prices                                               47,885         47,885
Loans                                     Fixed-rate loans:  Discounted expected future cash flows,
                                            variable-rate loans:  equal to carrying value, net of
                                            allowance for loan losses                                       488,459        488,116
Financial Liabilities:
Deposits                                  Fixed-rate certificates of deposit:
                                            Discounted expected future cash flows
                                          All other deposits:  Equal to carrying value                      501,426        501,860
Short-term borrowings                     Equal to carrying value                                            26,701         26,701

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

The Banks capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Quantitative measures established by regulation to ensure capital adequacy require the Banks to maintain minimum amounts and ratios set forth in the following table of total and Tier I capital to risk-weighted and average assets. As of December 31, 2000 AWBC, USB, HSB, BOP, GNB and AWB were considered well capitalized based on regulatory capital standards.

As of December 31, 2000 and 1999 the regulatory ratios for AWBC, USB, HSB, BOP, GNB, and AWB were as follows:

                                  Actual                  Adequately Capitalized              Well Capitalized
  ($ in thousands)         Amount         Ratio           Amount          Ratio               Amount       Ratio
As of December 31, 2000:
Total capital to risk weighted assets:
AWBC                      $64,260          12.18%      > $42,192         8.00%            > $52,740       10.00%
USB                        24,723          11.04%      >  17,911         8.00%            >  23,389       10.00%
HSB                        12,399          12.30%      >   8,064         8.00%            >  10,080       10.00%
BOP                         6,678          10.77%      >   4,960         8.00%            >   6,199       10.00%
GNB                         3,992          11.67%      >   2,736         8.00%            >   3,420       10.00%
AWB                        14,178          11.46%      >   9,901         8.00%            >  12,376       10.00%

Tier I capital to risk weighted assets:
AWBC                       59,312          11.25%      >  21,096         4.00%            >  31,644        6.00%
USB                        22,596          10.09%      >   8,956         4.00%            >  13,433        6.00%
HSB                        11,424          11.33%      >   4,032         4.00%            >   6,048        6.00%
BOP                         6,154           9.93%      >   2,480         4.00%            >   3,720        6.00%
GNB                         3,668          10.72%      >   1,368         4.00%            >   2,052        6.00%
AWB                        13,148          10.62%      >   4,950         4.00%            >   7,246        6.00%

Leverage capital, Tier I capital to average assets:
AWBC                       59,312          10.24%      >  23,176         4.00%            >  28,970        5.00%
USB                        22,596          10.04%      >   8,998         4.00%            >  11,248        5.00%
HSB                        11,424          10.19%      >   4,483         4.00%            >   5,604        5.00%
BOP                         6,154           9.16%      >   2,686         4.00%            >   3,358        5.00%
GNB                         3,668           8.02%      >   1,830         4.00%            >   2,288        5.00%
AWB                        13,148          10.84%      >   4,850         4.00%            >   6,062        5.00%

As of December 31, 1999:
Total capital to risk weighted assets:
AWBC                      $61,836          13.42%      > $36,876         8.00%            > $46,094       10.00%
USB                        20,739          10.50%      >  15,801         8.00%            >  19,751       10.00%
HSB                        10,454          11.61%      >   7,205         8.00%            >   9,007       10.00%
BOP                         5,772          11.34%      >   4,073         8.00%            >   5,091       10.00%
GNB                         3,286          11.75%      >   2,237         8.00%            >   2,797       10.00%
AWB                        14,431          13.53%      >   8,532         8.00%            >  10,665       10.00%

Tier I capital to risk weighted assets:
AWBC                       57,487          12.47%      >  18,438         4.00%            >  27,657        6.00%
USB                        18,813           9.53%      >   7,900         4.00%            >  11,851        6.00%
HSB                         9,606          10.67%      >   3,603         4.00%            >   5,404        6.00%
BOP                         5,379          10.56%      >   2,037         4.00%            >   3,055        6.00%
GNB                         3,024          10.81%      >   1,119         4.00%            >   1,678        6.00%
AWB                        13,511          12.67%      >   4,473         4.00%            >   6,399        6.00%

Leverage capital, Tier I capital to average assets:
AWBC                       57,487          10.98%      >  20,936         4.00%            >  26,170        5.00%
USB                        18,813           9.44%      >   7,973         4.00%            >   9,966        5.00%
HSB                         9,606           9.13%      >   4,207         4.00%            >   5,259        5.00%
BOP                         5,379           8.35%      >   2,577         4.00%            >   3,222        5.00%
GNB                         3,024           7.05%      >   1,716         4.00%            >   2,145        5.00%
AWB                        13,511          12.08%      >   4,473         4.00%            >   5,591        5.00%

                          AMERICANWEST BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 20.  Earnings Per Share

The following is a reconciliation of the numerators and denominators for basic and diluted per-share computations for net income for 2000, 1999 and 1998:

                 ($ in thousands, except per share)                            2000          1999          1998
Numerator:
     Net income                                                         $      8,035    $    9,712   $     7,383

Denominator:
     Weighted-average number of common shares outstanding                  8,017,906     8,394,011     8,327,777
     Incremental shares assumed for stock options                             56,082       114,124       185,636
                                                                      -------------------------------------------
          Total                                                            8,073,988     8,508,135     8,513,413
                                                                      ===========================================

Basic earnings per common share                                         $       1.00    $     1.16   $      0.89
Diluted earnings per common share                                       $       1.00    $     1.14   $      0.87

Note 21.  Subsequent Event

Effective January 16, 2001, United Security Bank, Home Security Bank, Bank of Pullman, and AmericanWest Bank were merged to form AmericanWest Bank headquartered in Spokane, Washington. The merged bank is a state-chartered commercial bank under the laws of the State of Washington. Also the parent company United Security Bancorporation has changed its name to AmericanWest Bancorporation using the new Nasdaq stock symbol AWBC.

QUARTERLY FINANCIAL DATA
CONDENSED CONSOLIDATED STATEMENT OF INCOME-QUARTERLY
($ in thousands, except per share)

UNAUDITED

                                                         2000, Quarter Ended                         1999, Quarter Ended
                                           Dec. 31   Sept. 30    June 30   Mar. 31       Dec. 31   Sept. 30    June 30     Mar. 31
Interest income                         $   13,727 $   13,055 $   12,022     11,238   $   11,369 $   11,174 $   10,753  $   10,612
Interest expense                             5,385      5,271      4,719      4,311        4,070      3,838      3,812       3,714
                                     ----------------------------------------------  ----------------------------------------------
 Net Interest Income                         8,342      7,784      7,303      6,927        7,299      7,336      6,941       6,898
Provision for loan losses                      647        352        307        337          511        549        250         267
                                     ----------------------------------------------  ----------------------------------------------
 Net interest income after
  provision for loan losses                  7,695      7,432      6,996      6,590        6,788      6,787      6,691       6,631
Sale of name income                                                                                              1,250
Other noninterest income                     1,018        925      1,043      1,043        1,006      1,136      1,255       1,265
Noninterest expense                          5,838      5,123      5,148      5,220        4,851      4,718      4,822       4,818
                                     ----------------------------------------------  ----------------------------------------------
 Income before income taxes                  2,875      3,234      2,891      2,413        2,943      3,205      4,374       3,078
Income tax                                     825      1,058        873        623          876        564      1,449         999
                                     ----------------------------------------------  ----------------------------------------------
 Net income                             $    2,050 $    2,176 $    2,018 $    1,790   $    2,067 $    2,641 $    2,925  $    2,079
                                     ==============================================  ==============================================
Basic earnings per common share         $     0.26 $     0.27 $     0.25 $     0.22   $     0.25 $     0.31 $     0.35  $     0.25
Diluted earnings per common share       $     0.26 $     0.27 $     0.25 $     0.21   $     0.24 $     0.31 $     0.34  $     0.24
Basic average shares                     7,744,646  7,984,136  8,048,252  8,301,072    8,397,925  8,396,808  8,396,808   8,384,321
Diluted average shares                   7,810,426  8,028,994  8,089,761  8,367,666    8,510,180  8,514,474  8,501,328   8,504,653