Form 10-Q
period 2001-03-31
AMERICANWEST BANCORPORATION
filed 2001-04-23
CIK 726990

                                 United States
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                   FORM 10-Q

(Mark One)

(X)  Quarterly report under Section 13 or 15 (d) of the Securities Exchange
---
     Act of 1934

     For the quarterly period ended March 31, 2001 or
                                    --------------

(_)  Transition report pursuant to Section 13 or 15 (d) of the Securities
---
     Exchange Act of 1934

     For the transition period from ______________________ to __________________

Commission file number 000 - 18561
                       -----------

                          AMERICANWEST BANCORPORATION
                          ---------------------------
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

                                (509) 467-6949
                                --------------
             (Registrant's Telephone Number, Including Area Code)


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes      X       No
    -----------     __________


The issuer has one class of capital stock, that being common stock. On April 19, 2001, there were 7,584,796 shares of such stock outstanding.

                          AMERICANWEST BANCORPORATION

                     INDEX TO QUARTERLY REPORT ON FORM 10-Q

                                 March 31, 2001

                               Table of Contents

                                                                                                                           Page
Independent Accountant's Report                                                                                             3

Part I    Financial Information

          Item 1.  Financial Statements

                   Consolidated Statements of Condition - March 31, 2001
                   and December 31, 2000.......................................................................             4

                   Consolidated Statements of Income - Three Months Ended
                   March 31, 2001 and 2000.....................................................................             5

                   Consolidated Condensed Statements of Cash Flows -
                   Three Months Ended March 31, 2001 and 2000..................................................             6

                   Notes to Consolidated Financial Statements..................................................             7 - 8

          Item 2.  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations.........................................................             9 - 10

          Item 3.  Quantitative and Qualitative Disclosures About Market Risk .................................             11

Part II   Other Information

          Item 6.  Exhibits and Reports on Form 8-K ...........................................................             11

Signatures.....................................................................................................             11

                          AMERICANWEST BANCORPORATION

                        Independent Accountant's Report

Board of Directors and Shareholders
AmericanWest Bancorporation

We have reviewed the accompanying condensed consolidated statement of condition of AmericanWest Bancorporation and subsidiaries as of March 31, 2001, and the related condensed consolidated statements of income for the three months ended March 31, 2001 and 2000, and cash flows for the three months ended March 31, 2001 and 2000. These financial statements are the responsibility of AmericanWest Bancorporation's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated statement of condition of AmericanWest Bancorporation and subsidiaries as of December 31, 2000, and the related consolidated statements of income, stockholders' equity and cash flows for the year then ended (which are not presented herein), and in our report dated January 25, 2001, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated statement of condition as of December 31, 2000, is fairly presented, in all material respects, in relation to the consolidated statement of condition from which it has been derived.

                                        /s/ Moss Adams LLP
Everett, Washington
April 13, 2001

                          AMERICANWEST BANCORPORATION

                 AmericanWest Bancorporation and Subsidiaries
                     Consolidated Statements of Condition

                    ($ In thousands)                                                             March 31,     December 31,
                         ASSETS                                                                   2001            2000
Cash and due from banks                                                                             $ 26,281        $ 28,580
Overnight interest bearing deposits with other banks                                                   2,813           1,247
                                                                                              --------------    ------------
  Cash and cash equivalents                                                                           29,094          29,827

Securities                                                                                            55,194          47,885

Loans, net of allowance for loan losses of $5,276 in 2001
 and $4,948 in 2000                                                                                  507,424         488,459

Accrued interest receivable                                                                            5,881           5,379
Premises and equipment, net                                                                           13,466          13,215
Foreclosed real estate and other foreclosed assets                                                     1,542           1,510
Life insurance and salary continuation assets                                                          4,307           4,304
Intangible assets                                                                                      5,220           5,302
Other assets                                                                                           1,501           2,632
                                                                                              --------------    ------------
TOTAL ASSETS                                                                                        $623,629        $598,513
                                                                                              ==============    ============
                       LIABILITIES
Noninterest bearing - demand deposits                                                               $ 88,262        $ 96,087
Interest bearing:
   NOW and savings accounts                                                                          203,315         195,241
   Time, $100,000 and over                                                                            70,903          71,735
   Other time                                                                                        155,383         138,363
                                                                                              --------------    ------------
TOTAL DEPOSITS                                                                                       517,863         501,426

Short-term borrowings                                                                                 34,668          26,701
Capital lease obligations                                                                                657             666
Accrued interest payable                                                                               2,301           1,980
Other liabilities                                                                                      2,319           3,210
                                                                                              --------------    ------------
TOTAL LIABILITIES                                                                                    557,808         533,983

                  STOCKHOLDERS' EQUITY
Common stock, no par, shares authorized 15,000,000; issued
 and outstanding 7,611,403 in 2001 and 6,974,012 in 2000                                              56,224          48,904
Retained earnings                                                                                      9,270          15,710
Accumulated other comprehensive income/(loss), net of tax                                                327             (84)
                                                                                              --------------    ------------
TOTAL STOCKHOLDERS' EQUITY                                                                            65,821          64,530
                                                                                              --------------    ------------
TOTAL LIABILITIES and STOCKHOLDERS' EQUITY                                                          $623,629        $598,513
                                                                                              ==============    ============

The accompanying notes are an integral part of these statements.

                          AMERICANWEST BANCORPORATION

                 AmericanWest Bancorporation and Subsidiaries
                      Consolidated Statements of Income

                                                                                     Three Months Ended
                      ($ In thousaands except per share)                                   March 31,
                                                                                      2001           2000
INTEREST INCOME
 Interest and fees on loans and leases                                            $     12,501   $    10,333
 Interest on securities                                                                    777           803
 Other interest income                                                                      41           102
                                                                                  ------------   -----------
TOTAL INTEREST INCOME                                                                   13,319        11,238
                                                                                  ------------   -----------
INTEREST EXPENSE
 Interest on deposits                                                                    5,099         4,263
 Interest on borrowings                                                                    462            48
                                                                                  ------------   -----------
TOTAL INTEREST EXPENSE                                                                   5,561         4,311
                                                                                  ------------   -----------
NET INTEREST INCOME                                                                      7,758         6,927
 Provision for loan losses                                                                 421           337
                                                                                  ------------   -----------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                                      7,337         6,590
                                                                                  ------------   -----------
NONINTEREST INCOME
 Fees and service charges                                                                  580           596
 Insurance commissions                                                                     310           234
 Securities gains/(losses)                                                                   4            (6)
 Other                                                                                     357           219
                                                                                  ------------   -----------
TOTAL NONINTEREST INCOME                                                                 1,251         1,043
                                                                                  ------------   -----------
NONINTEREST EXPENSE
  Salaries and employee benefits                                                         3,503         3,129
  Occupancy expense, net                                                                   520           445
  Equipment expense                                                                        404           351
  Intangible assets amortization                                                            84            98
  Other operating expense                                                                1,350         1,197
                                                                                  ------------   -----------
TOTAL NONINTEREST EXPENSE                                                                5,861         5,220
                                                                                  ------------   -----------
INCOME BEFORE INCOME TAX EXPENSE                                                         2,727         2,413

INCOME TAX EXPENSE                                                                         907           623
                                                                                  ------------   -----------
NET INCOME                                                                        $      1,820   $     1,790
                                                                                  ============   ===========
Basic earnings per common share                                                   $       0.24   $      0.22
Diluted earnings per common share                                                 $       0.24   $      0.21
Basic weighted average shares outstanding                                            7,662,738     8,301,072
Diluted weighted average shares outstanding                                          7,729,162     8,367,666

The accompanying notes are an integral part of these statements.

                 AmericanWest Bancorporation and Subsidiaries
                     Consolidated Statements of Cash Flows
                     Year-To-Date March 31, 2001 and 2000
                               ($ in thousands)

                                                                         2001             2000
Cash flows from operating activities:
  Net income                                                           $  1,820         $  1,790
  Provision for loan losses                                                 421              337
  Depreciation and amortization                                             266              250
  (Increase)/decrease in assets and liabilities:
    Accrued interest receivable                                            (502)            (604)
    Life insurance and salary continuation assets                            (3)             (40)
    Other assets                                                          1,213               61
    Accrued interest payable                                                321              115
    Other liabilities                                                      (891)             447
                                                                       --------         --------
       Net cash provided by operating activities                          2,645            2,356
                                                                       --------         --------

Cash flows from investing activities:
  Securities:
    Maturities                                                            6,656               50
    Sales                                                                   645            2,950
    Purchases                                                           (14,199)          (1,918)
  Net increase in loans                                                 (19,386)          (1,566)
  Sales of premises and equipment                                                             24
  Purchases of premises and equipment                                      (517)            (652)
  Foreclosed real estate activity                                           (32)              15
                                                                       --------         --------
       Net cash change in investing activities                          (26,833)          (1,097)
                                                                       --------         --------

Cash flows from financing activities:
  Net change in deposits                                                 16,437           12,574
  Short-term borrowings activity                                          7,967           (5,808)
  Principal payments on capital lease obligations                            (9)              (6)
  Cash payments for stock repurchases                                    (1,191)          (4,175)
  Cash received from stock sales                                            251              417
                                                                       --------         --------
       Net cash provided by financing activities                         23,455            3,002
                                                                       --------         --------

Net change in cash and cash equivalents                                    (733)           4,261
Cash and cash equivalents, beginning of year                             29,827           26,019
                                                                       --------         --------
Cash and cash equivalents, end of quarter                              $ 29,094         $ 30,280
                                                                       ========         ========

The accompanying notes are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  Management Statement

The consolidated financial statements include AmericanWest Bancorporation and its wholly owned subsidiaries (AWBC), AmericanWest Bank, AmericanWest Bank, NA, and USB Insurance Agencies, Inc. after eliminating all significant intercompany balances and transactions. Effective January 16, 2001, United Security Bank, Home Security Bank, Bank of Pullman, and AmericanWest Bank were merged to form AmericanWest Bank headquartered in Spokane, Washington. The merged bank is a state-chartered commercial bank under the laws of the State of Washington. Effective March 1, 2001 United Security Bancorporation changed its name to AmericanWest Bancorporation and its Nasdaq stock symbol to AWBC. Effective April 13, 2001 Grant National Bank changed its name to AmericanWest Bank, NA.

The interim unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments consisting only of normal recurring accruals necessary for a fair presentation of the financial condition, the results of operations, and cash flows for the interim periods included herein have been made. The consolidated statement of condition of AWBC as of December 31, 2000 has been derived from the audited consolidated statement of condition of AWBC as of that date. The results of operations for the three months ended March 31, 2001, are not necessarily indicative of results to be anticipated for the year ending December 31, 2001. For additional information, refer to the consolidated financial statements and footnotes thereto included in AWBC's annual report on Form 10-K for the year ended December 31, 2000.

NOTE 2.  Securities

The securities are classified as available-for-sale and are stated at fair value, and unrealized holding gains and losses, net of related deferred taxes, are reported as a separate component of stockholders' equity. Gains or losses on available-for-sale securities sales are reported as part of noninterest income based on the net proceeds and the adjusted carrying amount of the securities sold, using the specific identification method. Carrying amount and fair values at March 31, 2001 and December 31, 2000 were as follows:

                                                            March 31, 2001                          December 31, 2000
                                                   Amortized     Fair     Financial        Amortized      Fair       Financial
               ($ in thousands)                       Cost      Value     Statements          Cost       Value      Statements
U.S. Treasury securities                           $  2,000   $  2,055    $    2,055       $   2,500   $  2,538     $    2,538
Obligations of federal government agencies           23,345     24,542        24,542          18,054     17,975         17,975
Mortgage backed securities                            8,169      8,170         8,170           9,246      9,093          9,093
Obligations of states, municipalities and
  political subdivisions                              7,303      7,519         7,519           7,458      7,592          7,592
Other securities                                     12,883     12,908        12,908          10,755     10,687         10,687
                                                   ---------------------------------       -----------------------------------
     Total                                         $ 53,700   $ 55,194    $   55,194       $  48,013   $ 47,885     $   47,885
                                                   =================================       ===================================

NOTE 3.  LOANS

Loan detail by category as of March 31, 2001 and December 31, 2000 were as follows:

               ($ in thousands)                         March 31, 2001       December 31, 2000
Commercial and industrial                                     $350,539                $317,108
Agricultural                                                    77,057                  76,093
Real estate mortgage                                            44,817                  62,173
Real estate construction                                        13,048                  12,252
Installment                                                     22,230                  22,489
Bank cards and other                                             5,687                   3,972
                                                        --------------       -----------------
     Total loans                                               513,378                 494,087
Allowance for loan losses                                       (5,276)                 (4,948)
Deferred loan fees, net of deferred costs                         (678)                   (680)
                                                        --------------       -----------------
     Net loans                                                $507,424                $488,459
                                                        ==============       =================

NOTE 4.  ALLOWANCE FOR LOAN LOSSES

The allowance for loan loss is maintained at levels considered adequate by management to provide for possible loan losses. The allowance is based on management's assessment of various factors affecting the loan portfolio, including problem loans, business conditions and loss experience, and an overall evaluation of the quality of the underlying collateral. Changes in the allowance for loan losses during the three months ended March 31, 2001 and 2000 were as follows:

                                                                           Three Months Ended
                                                                                March 31,
                        ($ in thousands)                                   2001          2000
Balance, beginning of period                                              $4,948        $4,349
Provision for loan losses                                                    421           337
Loan charge-offs                                                            (109)         (402)
Loan recoveries                                                               16            23
                                                                          ------        ------
Balance, end of period                                                    $5,276        $4,307
                                                                          ======        ======

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion contains a review of the results of operations and financial condition for first quarter in 2001 and 2000. This information should be read in conjunction with the financial statements and related notes appearing in this report. The reader is assumed to have access to AWBC's Form 10-K for the year ended December 31, 2000, which contains additional information.

This discussion may contain certain forward-looking statements, which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those stated. Readers are cautioned not to place undue reliance on these forward-looking statements.

Overview

A performance summary and detailed discussion regarding the first quarter results for 2001 and 2000 follows this table.


                            AMERICANWEST BANCORPORATION AND SUBSIDIARIES
                                         PERFORMANCE SUMMARY

                                                                                              Three Months Ended March 31,
                                                                                                                          %
                              ($ in thousands, except per share)                            2001           2000         Change
Interest income                                                                            $13,319        $11,238        18.5%
Interest expense                                                                             5,561          4,311        29.0%
                                                                                           -------        -------     -------
  Net interest income                                                                        7,758          6,927        12.0%

Provision for loan losses                                                                      421            337        24.9%
                                                                                           -------        -------     -------
  Net interest income after provision for loan losses                                        7,337          6,590        11.3%

Noninterest income                                                                           1,251          1,043        19.9%
Noninterest expense                                                                          5,861          5,220        12.3%
                                                                                           -------        -------     -------
  Income before income taxes                                                                 2,727          2,413        13.0%

Income taxes                                                                                   907            623        45.6%
                                                                                           -------        -------     -------
  Net income                                                                               $ 1,820        $ 1,790         1.7%
                                                                                           =======        =======     =======
Basic earnings per common share                                                            $  0.24        $  0.22         9.1%
Diluted earnings per common share                                                          $  0.24        $  0.21        14.3%

Net Income

AWBC reported net income of $1,820,000 for the first quarter of 2001 compared to $1,790,000 for the same period in 2000. Diluted earnings per share were $.24 in 2001 and $.21 in 2000. First quarter 2001 results included a $142,000 gain on the sale of AWBC's interest in TransAlliance, which improved net earnings for the quarter by $94,000 and $.01 per share.

Net Interest Income

Year 2001 net interest income grew 12% to $7,758,000 compared to $6,927,000 in 2000. The growth in net interest income was due to loan volume growth, which on an average basis grew 19% to $500 million in 2001 from $420 million in 2000.
The net interest margin to average earning assets declined from 5.79% in 2000 to 5.66% in 2001.

Provision for Loan Losses

The allowance for possible loan losses is based on management's evaluation of the loan portfolio. The allowance for loan losses is 1.03% of loans as of March 31, 2001 and 1.02% as of March 31, 2000. Loans outstanding have grown 21% during that same period.

Noninterest Income

Noninterest income increased 20% to $1,251,000 comparing 2001 to 2000. The $142,000 gain on the sale of TransAlliance described above is included in 2001 results in other income. Insurance commissions improved in 2001 as USB Insurance received a $91,000 insurance performance contingency bonus based on its volume of insurance business and insurance claims received.

Noninterest Expense

Noninterest expense increased 12% to $5,861,000 in 2001 from $5,220,000 in 2000. The increase was primarily due to employee incentive expense, and bank merger expense.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Management considers interest rate risk to be a market risk that could have a significant effect on the financial condition of AWBC. There have been no material changes in reported market risks faced by AWBC since the end of the most recent fiscal year.

                                    Part II

                               Other Information

Item 6.  Exhibits and Reports on Form 8-K

               (a)  Exhibits

                       None in first quarter 2001.

               (b) Reports on Form 8-K

Date               Item #                 Subject

March 2, 2001        5      United Security Bancorporation changes name to
                            AmericanWest Bancorporation

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on April 19, 2001.

                                    AMERICANWEST BANCORPORATION

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