Form 10-Q
period 2001-06-30
AMERICANWEST BANCORPORATION
filed 2001-07-25
CIK 726990

                                  United States
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                              FORM 10-Q (Mark One)

(X) Quarterly report under Section 13 or 15 (d) of the Securities Exchange Act of 1934

     For the quarterly period ended June 30, 2001 or
                                    -------------

( ) Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

     For the transition period from           to
                                    ----------   ----------

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

                                 (509) 467-6949
                                 --------------
              (Registrant's Telephone Number, Including Area Code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                             -----   -----

The issuer has one class of capital stock, that being common stock. On July 19, 2001, there were 7,482,930 shares of such stock outstanding.

                           AMERICANWEST BANCORPORATION


                     INDEX TO QUARTERLY REPORT ON FORM 10-Q

                                  June 30, 2001



                                Table of Contents

                                                                        Page

Independent Accountant's Report                                           3

Part I Financial Information

     Item 1. Financial Statements

             Condensed Consolidated Statements of Condition - June 30,
             2001 and December 31, 2000 ......................... ......  4

             Condensed Consolidated Statements of Income - Three and Six
             Months Ended June 30, 2001 and 2000 .......................  5

             Condensed Consolidated Statements of Cash Flows - Six
             Months Ended June 30, 2001 and 2000 .......................  6

             Notes to Consolidated Financial Statements ................  7 - 8

     Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations .......................  9 - 10

     Item 3. Quantitative and Qualitative Disclosures About Market Risk.  11

Part II Other Information

     Item 4. Submission of Matters to a Vote of Security Holders .......  11

     Item 6. Exhibits and Reports on Form 8-K ..........................  11

Signatures .............................................................  12

                           AMERICANWEST BANCORPORATION

                         Independent Accountant's Report


Board of Directors and Shareholders
AmericanWest Bancorporation

We have reviewed the accompanying condensed consolidated statement of condition of AmericanWest Bancorporation and subsidiaries as of June 30, 2001, and the related condensed consolidated statements of income for the three and six months ended June 30, 2001 and 2000, and cash flows for the six months ended June 30, 2001 and 2000. These financial statements are the responsibility of AmericanWest Bancorporation's management.

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


                                               /s/ Moss Adams LLP
Everett, Washington
July 16, 2001

                           AMERICANWEST BANCORPORATION


                  AmericanWest Bancorporation and Subsidiaries
                 Condensed Consolidated Statements of Condition

          ($ In thousands)                                       June 30,      December 31,
               ASSETS                                              2001           2000
Cash and due from banks                                         $  25,735      $  28,580
Overnight interest bearing deposits with other banks                1,706          1,247
                                                                ----------     ----------
   Cash and cash equivalents                                       27,441         29,827
Securities                                                         31,268         47,885
Loans, net of allowance for loan losses of $5,511 in 2001
   and $4,948 in 2000                                             546,258        488,459
Accrued interest receivable                                         6,576          5,379
Premises and equipment, net                                        13,354         13,215
Foreclosed real estate and other foreclosed assets                  1,730          1,510
Life insurance and salary continuation assets                       4,352          4,304
Intangible assets                                                   5,138          5,302
Other assets                                                        1,712          2,632
                                                                ----------     ----------
TOTAL ASSETS                                                    $ 637,829      $ 598,513
                                                                ==========     ==========
               LIABILITIES

Noninterest bearing - demand deposits                           $  87,296      $  96,087
Interest bearing:
   NOW and savings accounts                                       190,340        195,241
   Time, $100,000 and over                                         71,306         71,735
   Other time                                                     160,116        138,363
                                                                ----------     ----------
TOTAL DEPOSITS                                                    509,058        501,426
Short-term borrowings                                              56,713         26,701
Capital lease obligations                                             648            666
Accrued interest payable                                            2,122          1,980
Other liabilities                                                   3,303          3,210
                                                                ----------     ----------
TOTAL LIABILITIES                                                 571,844        533,983
               STOCKHOLDERS' EQUITY

Common stock, no par, shares authorized 15,000,000; issued
   and outstanding 7,428,930 in 2001 and 6,974,012 in 2000         54,907         48,904
Retained earnings                                                  10,961         15,710
Accumulated other comprehensive income/(loss), net of tax             117            (84)
                                                                ----------     ----------
TOTAL STOCKHOLDERS' EQUITY                                         65,985         64,530
                                                                ----------     ----------

TOTAL LIABILITIES and STOCKHOLDERS' EQUITY                      $ 637,829      $ 598,513
                                                                ==========     ==========


The accompanying notes are an integral part of these statements.

                          AMERICANWEST BANCORPORATION

                  AMERICANWEST BANCORPORATION AND SUBSIDIARIES

                  Condensed Consolidated Statements of Income

                                                               Three Months Ended            Year-To-Date
($ In thousands, except per share)                                  June 30,                     June 30,
                                                                2001          2000          2001          2000
INTEREST INCOME

   Interest and fees on loans and leases                  $    12,640   $    11,006    $    25,141   $    21,339
   Interest on securities                                         681           840          1,458         1,643
   Other interest income                                           19           176             60           278
                                                          ------------  ------------   ------------  ------------
TOTAL INTEREST INCOME                                          13,340        12,022         26,659        23,260
                                                          ------------  ------------   ------------  ------------

INTEREST EXPENSE
   Interest on deposits                                         4,595         4,539          9,694         8,802
   Interest on borrowings                                         567           180          1,029           228
                                                          ------------  ------------   ------------  ------------
TOTAL INTEREST EXPENSE                                          5,162         4,719         10,723         9,030
                                                          ------------  ------------   ------------  ------------

NET INTEREST INCOME                                             8,178         7,303         15,936        14,230
   Provision for loan losses                                      707           307          1,128           644
                                                          ------------  ------------   ------------  ------------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES             7,471         6,996         14,808        13,586
                                                          ------------  ------------   ------------  ------------

NONINTEREST INCOME
   Fees and service charges                                       661           644          1,241         1,240
   Insurance commissions                                            7           233            317           467
   Securities gains/(losses)                                      110            (6)           114           (12)
   Other                                                          548           172            905           391
                                                          ------------  ------------   ------------  ------------
TOTAL NONINTEREST INCOME                                        1,326         1,043          2,577         2,086
                                                          ------------  ------------   ------------  ------------

NONINTEREST EXPENSE
   Salaries and employee benefits                               3,049         3,104          6,552         6,233
   Occupancy expense, net                                         443           442            963           887
   Equipment expense                                              388           392            792           743
   Intangible amortization                                         84            93            168           191
   Other operating expense                                      1,358         1,117          2,708         2,314
                                                          ------------  ------------   ------------  ------------
TOTAL NONINTEREST EXPENSE                                       5,322         5,148         11,183        10,368
                                                          ------------  ------------   ------------  ------------

INCOME BEFORE TAXES                                             3,475         2,891          6,202         5,304

INCOME TAX EXPENSE                                              1,161           873          2,068         1,496
                                                          ------------  ------------   ------------  ------------

NET INCOME                                                $     2,314   $     2,018    $     4,134   $     3,808
                                                          ============  ============   ============  ============

Basic earnings per common share                           $      0.31   $      0.25    $      0.54   $      0.47
Diluted earnings per common share                         $      0.31   $      0.25    $      0.54   $      0.46
Basic weighted average shares outstanding                   7,519,930     8,048,252      7,590,940     8,173,964
Diluted weighted average shares outstanding                 7,573,012     8,089,761      7,650,643     8,230,096


The accompanying notes are an integral part of these statements.

                           AMERICANWEST BANCORPORATION


                  AmericanWest Bancorporation and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                       Year-To-Date June 30, 2001 and 2000
                                ($ in thousands)

                                                            2001          2000
Cash flows from operating activities:
   Net income                                            $   4,134    $   3,808
   Provision for loan losses                                 1,128          644
   Depreciation and amortization                               521          540
   (Increase)/decrease in assets and liabilities:
    Accrued interest receivable                             (1,197)      (1,263)
    Life insurance and salary continuation assets              (48)        (182)
    Other assets                                             1,110          (85)
    Accrued interest payable                                   142          327
    Other liabilities                                           93          568
                                                         ----------   ----------
      Net cash provided by operating activities              5,883        4,357
                                                         ----------   ----------

Cash flows from investing activities:
   Securities:
    Maturities                                              10,344        4,687
    Sales                                                   21,112        1,512
    Purchases                                              (14,664)      (6,568)
   Net increase in loans                                   (58,927)     (35,743)
   Sales of premises and equipment                              26           26
   Purchases of premises and equipment                        (686)        (979)
   Foreclosed real estate activity                            (220)        (452)
                                                         ----------   ----------
      Net cash change in investing activities              (43,015)     (37,517)
                                                         ----------   ----------

Cash flows from financing activities:
   Net change in deposits                                    7,632       25,447
   Short-term borrowings activity                           30,012       10,745
   Principal payments on capital lease obligations             (18)         (12)
   Cash payments for stock repurchases                      (3,220)      (4,175)
   Cash received from stock sales                              340          423
                                                         ----------   ----------
      Net cash provided by financing activities             34,746       32,428
                                                         ----------   ----------

Net change in cash and cash equivalents                     (2,386)        (732)
Cash and cash equivalents, beginning of year                29,827       26,019
                                                         ----------   ----------
Cash and cash equivalents, end of quarter                $  27,441    $  25,287
                                                         ==========   ==========

The accompanying notes are an integral part of these statements.

                           AMERICANWEST BANCORPORATION


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. Management Statement

The consolidated financial statements include AmericanWest Bancorporation and it's wholly owned subsidiaries (AWBC), AmericanWest Bank, and AmericanWest Bank, NA after eliminating all significant intercompany balances and transactions. Effective January 16, 2001, United Security Bank, Home Security Bank, Bank of Pullman, and AmericanWest Bank were merged to form AmericanWest Bank headquartered in Spokane, Washington. The merged bank is a state-chartered commercial bank under the laws of the State of Washington. Effective March 1, 2001 United Security Bancorporation changed its name to AmericanWest Bancorporation and its Nasdaq stock symbol to AWBC. Effective April 13, 2001 Grant National Bank changed its name to AmericanWest Bank, NA. Effective
April 1, 2001 AWBC sold its insurance subsidiary, USB Insurance Agencies, Inc.

The interim unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments consisting only of normal recurring accruals necessary for a fair presentation of the financial condition, the results of operations, and cash flows for the interim periods included herein have been made. The consolidated statement of condition of AWBC as of December 31, 2000 has been derived from the audited consolidated statement of condition of AWBC as of that date. The results of operations for the six months ended June 30, 2001, are not necessarily indicative of results to be anticipated for the year ending December 31, 2001. For additional information, refer to the consolidated financial statements and footnotes thereto included in AWBC's annual report on Form 10-K for the year ended December 31, 2000.

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

                           AMERICANWEST BANCORPORATION


Carrying amount and fair values at June 30, 2001 and December 31, 2000 were as follows:

                                                        June 30, 2001                     December 31, 2000
                                              Amortized      Fair    Financial    Amortized     Fair     Financial
         ($ in thousands)                        Cost        Value   Statements      Cost       Value   Statements

U.S. Treasury securities                       $ 2,000     $ 2,048     $ 2,048     $ 2,500     $ 2,538     $ 2,538
Obligations of federal government agencies       8,396       8,455       8,455      18,054      17,975      17,975
Mortgage backed securities                       4,138       4,105       4,105       9,246       9,093       9,093
Obligations of states, municipalities and
 political subdivisions                          2,875       2,908       2,908       7,458       7,592       7,592
Other securities                                13,682      13,752      13,752      10,755      10,687      10,687
                                               -------------------------------     -------------------------------
   Total                                       $31,091     $31,268     $31,268     $48,013     $47,885     $47,885
                                               ===============================     ===============================

NOTE 3. LOANS

Loan detail by category as of June 30, 2001 and December 31, 2000 were as follows:

          ($ in thousands)                      June 30, 2001  December 31, 2000

Commercial and industrial                          $ 371,319        $ 317,108
Agricultural                                          93,329           76,093
Real estate mortgage                                  42,486           62,173
Real estate construction                              17,014           12,252
Installment                                           22,782           22,489
Bank cards and other                                   5,532            3,972
                                                   ----------       ----------
   Total loans                                       552,462          494,087
Allowance for loan losses                             (5,511)          (4,948)
Deferred loan fees, net of deferred costs               (693)            (680)
                                                   ----------       ----------
   Net loans                                       $ 546,258        $ 488,459
                                                   ==========       ==========

NOTE 4. ALLOWANCE FOR LOAN LOSSES

The allowance for loan loss is maintained at levels considered adequate by management to provide for possible loan losses. The allowance is based on management's assessment of various factors affecting the loan portfolio, including problem loans, business conditions and loss experience, and an overall evaluation of the quality of the underlying collateral. Changes in the allowance for loan losses during the three and six months ended June 30, 2001 and 2000 were as follows:

                                   Three Months Ended         Year-To-Date
                                         June 30,               June 30,
     ($ in thousands)                2001       2000         2001      2000

Balance, beginning of period       $ 5,276    $ 4,307      $ 4,948    $ 4,349
Provision for loan losses              707        307        1,128        644
Loan charge-offs                      (498)      (345)        (607)      (747)
Loan recoveries                         26         31           42         54
                                   --------   --------     --------   --------
Balance, end of period             $ 5,511    $ 4,300      $ 5,511    $ 4,300
                                   ========   ========     ========   ========

                           AMERICANWEST BANCORPORATION


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion contains a review of the results of operations and financial condition for second quarter and the year-to-date results in 2001 and 2000. This information should be read in conjunction with the financial statements and related notes appearing in this report. The reader is assumed to have access to AWBC's Form 10-K for the year ended December 31, 2000, which contains additional information.

This discussion may contain certain forward-looking statements, which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those stated. Readers are cautioned not to place undue reliance on these forward-looking statements.

Overview

A performance summary and detailed discussion regarding the second quarter and year-to-date results for 2001 and 2000 follows.

                  AMERICANWEST BANCORPORATION AND SUBSIDIARIES
                               PERFORMANCE SUMMARY

                                                           Three Months Ended June 30,       Year-To-Date June 30,
                                                                                  %                               %
     ($ in thousands, except per share)                      2001      2000    Change       2001      2000     Change
Interest income                                            $13,340   $12,022    11.0%     $26,659   $23,260     14.6%
Interest expense                                             5,162     4,719     9.4%      10,723     9,030     18.7%
                                                           --------  --------  -------    --------  --------   -------
   Net interest income                                       8,178     7,303    12.0%      15,936    14,230     12.0%


Provision for loan losses                                      707       307   130.3%       1,128       644     75.2%
                                                           --------  --------  -------    --------  --------   -------
   Net interest income after provision for loan losses       7,471     6,996     6.8%      14,808    13,586      9.0%


Noninterest income                                           1,326     1,043    27.1%       2,577     2,086     23.5%
Noninterest expense                                          5,322     5,148     3.4%      11,183    10,368      7.9%

                                                           --------  --------  -------    --------  --------   -------
   Income before income taxes                                3,475     2,891    20.2%       6,202     5,304     16.9%

Income taxes                                                 1,161       873    33.0%       2,068     1,496     38.2%
                                                           --------  --------  -------    --------  --------   -------

   Net income                                              $ 2,314   $ 2,018    14.7%     $ 4,134   $ 3,808      8.6%
                                                           ========  ========  =======    ========  ========   =======

Basic earnings per common share                            $  0.31   $  0.25    24.0%     $  0.54   $  0.47     14.9%
Diluted earnings per common share                          $  0.31   $  0.25    24.0%     $  0.54   $  0.46     17.4%

Net Income

AWBC reported net income of $2,314,000 for the second quarter of 2001 compared to $2,018,000 for the same period in 2000. Diluted earnings per share were $.31 in 2001 and $.25 in 2000. Net income for the first half of 2001 was $4,134,000 and $.54 per share compared to $3,808,000 and $.46 per share in 2000. AWBC sold its subsidiary USB Insurance during second quarter for a gain of $391,000. During second quarter 2001 AWBC had $284,000 of bank subsidiary merger expense, and $186,000 of nonperforming loan legal expense. First quarter 2001 results included a $142,000 gain

                           AMERICANWEST BANCORPORATION


on the sale of AWBC's interest in TransAlliance. The net of these 2001 items improved net income by $41,000 with no impact on earnings per share.

Net Interest Income

Year 2001 net interest income grew 12% to $15,936,000 compared to $14,230,000 in 2000. The growth in net interest income was due to loan volume growth, which on an average basis grew 20% to $517 million in 2001 from $431 million in 2000. The net interest margin to average earning assets declined from 5.83% in 2000 to 5.66% in 2001.

Provision for Loan Losses

The allowance for possible loan losses is based on AWBC's Credit Management's evaluation of the loan portfolio. The allowance for loan losses is 1.00% of loans as of June 30, 2001 and .94% as of June 30, 2000. Loans outstanding have grown 21% during that same period.

Noninterest Income

Noninterest income increased 24% to $2,577,000 comparing 2001 to 2000. The $391,000 gain on the sale of the Insurance Company and the $142,000 gain on the sale of TransAlliance described above are the primary reasons for the significant increase. Insurance commissions have declined in 2001 due to the sale of the Insurance Agency. AWBC had gains on the sale of securities of $110,000 during second quarter 2001 for liquidity purposes and due to concerns about term interest rates.

Noninterest Expense

Noninterest expense increased 8% to $11,183,000 in 2001 from $10,368,000 in 2000. The increase was primarily due to loan officer incentive expense, nonperforming loan legal expense and bank subsidiary merger expense.

Nonperforming Assets

Total nonperforming assets increased to $15.8 million or 2.48% of total assets in the second quarter of 2001 compared to $7.6 million or 1.35% the year before. The majority of the nonperforming assets involve four borrowers, which management believes are secured on a $4 million retail/office complex near downtown Spokane. We are well secured on two ice skating complexes in Spokane for another $4 million. The fourth borrower of $1.0 million is to an orchard growing operation in the Yakima Valley region. The allowance for loan losses was $5.5 million, equal to 1.00% of total loans and 39.1% of nonperforming loans as of June 30, 2001.

                           AMERICANWEST BANCORPORATION


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

     (a)  Annual meeting of shareholders was held on May 29, 2001.

     (b) Proxies for the annual meeting were solicited pursuant to Regulation 14 under the Act.

     (c)  Matters voted upon at the meeting.

     Proposal 1 - Election of Directors

                                                             For        Withhold
     Wesley E. Colley                                      6,016,775     76,585
     James Rand Elliott                                    6,015,183     78,177
     David E. Frame                                        6,015,183     76,585
     Robert J. Gardner                                     6,014,456     78,904
     Keith P. Sattler                                      6,014,862     78,498
     Donald H. Swartz II                                   6,009,230     84,130
     P. Mike Taylor                                        5,915,568     78,449

     Proposal 2 - Adoption of the 2001 Incentive Stock Plan

        For           Against        Abstain           Not Voted
     3,697,731        514,464         81,161           1,723,885

         Proposal 3 - Adoption of the 2001 Employee Stock Purchase Plan

        For           Against        Abstain           Not Voted
     4,005,503        299,755         76,530           1,723,885

Item 6. Exhibits and Reports on Form 8-K

          (a)  Exhibits

                    None in second quarter 2001.

          (b)  Reports on Form 8-K

                    None in second quarter 2001.

                           AMERICANWEST BANCORPORATION



                           AmericanWest Bancorporation

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on July 19, 2001.

                                       AMERICANWEST BANCORPORATION


                                       \s\ Wes Colley
                                       -----------------------------------------
                                       Wes Colley, President and
                                       Chief Executive Officer

                                       \s\ Dan Murray
                                       -----------------------------------------
                                       Dan Murray, Senior Vice President and
                                       Credit Administrator

                                       \s\ Chad Galloway
                                       -----------------------------------------
                                       Chad Galloway, Vice President and
                                       Chief Financial Officer