Form 10-Q
period 2001-09-30
AMERICANWEST BANCORPORATION
filed 2001-10-25
CIK 726990

                                  United States
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

(Mark One)

(  X  ) Quarterly report under Section 13 or 15 (d) of the Securities Exchange
 -----
        Act of 1934

        For the quarterly period ended September 30, 2001 or
                                       ------------------

(_____) Transition report pursuant to Section 13 or 15 (d) of the Securities
        Exchange Act of 1934

        For the transition period from _____________ to ______________

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

The issuer has one class of capital stock, that being common stock. On October 18, 2001, there were 7,234,849 shares of such stock outstanding.

                           AMERICANWEST BANCORPORATION

                     INDEX TO QUARTERLY REPORT ON FORM 10-Q

                               September 30, 2001

                                Table of Contents

                                                                                                Page
Part I  Financial Information

        Item 1. Financial Statements

                Condensed Consolidated Statements of Condition-September 30,
                2001 and December 31, 2000 ...............................................      3

                Condensed Consolidated Statements of Income - Three and Nine
                Months Ended September 30, 2001 and 2000 .................................      4

                Condensed Consolidated Statements of Cash Flows -
                Nine Months Ended September 30, 2001 and 2000 ............................      5

                Notes to Consolidated Financial Statements ...............................      6 - 8

        Item 2. Management's Discussion and Analysis of Financial Condition
                and Results of Operations ................................................      9 - 11

        Item 3. Quantitative and Qualitative Disclosures About Market Risk ...............      11

Part II Other Information

        Item 6. Exhibits and Reports on Form 8-K .........................................      11

Signatures ...............................................................................      11

                  AmericanWest Bancorporation and Subsidiaries
                 Condensed Consolidated Statements of Condition

                       ($ In thousands)                                  September 30,         December 31,
                            ASSETS                                           2001                  2000
Cash and due from banks                                                      $  25,719            $  28,580
Overnight interest bearing deposits with other banks                             7,610                1,247
                                                                         -------------         ------------
     Cash and cash equivalents                                                  33,329               29,827

Securities                                                                      19,104               47,885

Loans, net of allowance for loan losses of $6,415 in 2001
  and $4,948 in 2000                                                           555,975              488,459

Accrued interest receivable                                                      6,731                5,379
Premises and equipment, net                                                     13,670               13,215
Foreclosed real estate and other foreclosed assets                               1,914                1,510
Life insurance and salary continuation assets                                    4,384                4,304
Intangible assets                                                                5,056                5,302
Other assets                                                                     1,383                2,632
                                                                         -------------         ------------
TOTAL ASSETS                                                                 $ 641,546            $ 598,513
                                                                         =============         ============

                       LIABILITIES

Noninterest bearing - demand deposits                                        $  99,500            $  96,087
Interest bearing:
     NOW and savings accounts                                                  207,398              195,241
     Time, $100,000 and over                                                    60,005               71,735
     Other time                                                                157,629              138,363
                                                                         -------------         ------------
TOTAL DEPOSITS                                                                 524,532              501,426

Short-term borrowings                                                           44,001               26,701
Capital lease obligations                                                          637                  666
Accrued interest payable                                                         1,946                1,980
Other liabilities                                                                3,410                3,210
                                                                         -------------         ------------
TOTAL LIABILITIES                                                              574,526              533,983

                       STOCKHOLDERS' EQUITY
Common stock, no par, shares authorized 15,000,000; issued
  and outstanding 7,315,810 in 2001 and 6,974,012 in 2000                       54,073               48,904
Retained earnings                                                               12,782               15,710
Accumulated other comprehensive income/(loss), net of tax                          165                  (84)
                                                                         -------------         ------------
TOTAL STOCKHOLDERS' EQUITY                                                      67,020               64,530
                                                                         -------------         ------------

TOTAL LIABILITIES and STOCKHOLDERS' EQUITY                                   $ 641,546            $ 598,513
                                                                         =============         ============

The accompanying notes are an integral part of these statements.

                  AMERICANWEST BANCORPORATION AND SUBSIDIARIES
                   Condensed Consolidated Statements of Income

                                                                      Three Months Ended                    Year-To-Date
             ($ In thousands, except per share)                         September 30,                       September 30,
                                                                    2001              2000              2001            2000
INTEREST INCOME
  Interest and fees on loans and leases                         $    13,215      $    12,128       $    38,356      $    33,467
  Interest on securities                                                368              874             1,826            2,517
  Other interest income                                                  33               53                93              331
                                                                -----------      -----------       -----------      -----------
TOTAL INTEREST INCOME                                                13,616           13,055            40,275           36,315
                                                                -----------      -----------       -----------      -----------

INTEREST EXPENSE
  Interest on deposits                                                4,026            5,050            13,720           13,852
  Interest on borrowings                                                529              221             1,558              449
                                                                -----------      -----------       -----------      -----------
TOTAL INTEREST EXPENSE                                                4,555            5,271            15,278           14,301
                                                                -----------      -----------       -----------      -----------

NET INTEREST INCOME                                                   9,061            7,784            24,997           22,014
  Provision for loan losses                                           1,109              352             2,237              996
                                                                -----------      -----------       -----------      -----------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                   7,952            7,432            22,760           21,018
                                                                -----------      -----------       -----------      -----------

NONINTEREST INCOME
  Fees and service charges                                              729              617             1,970            1,857
  Insurance commissions                                                  17              268               334              735
  Securities gains/(losses)                                              66             (340)              180             (352)
  Other                                                                 258              380             1,163              771
                                                                -----------      -----------       -----------      -----------
TOTAL NONINTEREST INCOME                                              1,070              925             3,647            3,011
                                                                -----------      -----------       -----------      -----------

NONINTEREST EXPENSE
  Salaries and employee benefits                                      3,134            3,194             9,686            9,427
  Occupancy expense, net                                                436              446             1,399            1,333
  Equipment expense                                                     419              362             1,211            1,105
  Intangible amortization                                                81               93               249              284
  Other operating expense                                             1,475            1,028             4,183            3,342
                                                                -----------      -----------       -----------      -----------
TOTAL NONINTEREST EXPENSE                                             5,545            5,123            16,728           15,491
                                                                -----------      -----------       -----------      -----------

INCOME BEFORE TAXES                                                   3,477            3,234             9,679            8,538

INCOME TAX EXPENSE                                                    1,180            1,058             3,248            2,554
                                                                -----------      -----------       -----------      -----------
NET INCOME                                                      $     2,297      $     2,176       $     6,431      $     5,984
                                                                ===========      ===========       ===========      ===========

Basic earnings per common share                                 $      0.31      $      0.27       $      0.85      $      0.74
Diluted earnings per common share                               $      0.31      $      0.27       $      0.85      $      0.73
Basic weighted average shares outstanding                         7,394,407        7,984,136         7,524,709        8,109,992
Diluted weighted average shares outstanding                       7,459,925        8,028,994         7,585,197        8,163,009

The accompanying notes are an integral part of these statements.

                  AmericanWest Bancorporation and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                    Year-To-Date September 30, 2001 and 2000
                                ($ in thousands)

                                                                                  2001             2000
Cash flows from operating activities:
  Net income                                                                    $  6,431        $  5,984
  Provision for loan losses                                                        2,237             996
  Depreciation and amortization                                                      880             828
  (Increase)/decrease in assets and liabilities:
    Accrued interest receivable                                                   (1,352)         (1,765)
    Life insurance and salary continuation assets                                    (80)           (219)
    Other assets                                                                   1,495              (2)
    Accrued interest payable                                                         (34)            603
    Other liabilities                                                                200             971
                                                                                --------        --------
       Net cash provided by operating activities                                   9,777           7,396
                                                                                --------        --------

Cash flows from investing activities:
  Securities:
    Maturities                                                                    17,864          10,483
    Sales                                                                         25,902           5,128
    Purchases                                                                    (14,735)        (13,468)
  Net increase in loans                                                          (69,753)        (50,100)
  Sales of premises and equipment                                                     10             509
  Purchases of premises and equipment                                             (1,345)         (1,288)
  Foreclosed real estate activity                                                   (404)           (345)
                                                                                --------        --------
       Net cash change in investing activities                                   (42,461)        (49,081)
                                                                                --------        --------

Cash flows from financing activities:
  Net change in deposits                                                          23,106          53,227
  Short-term borrowings activity                                                  17,300          (5,226)
  Principal payments on capital lease obligations                                    (29)            (18)
  Cash payments for stock repurchases                                             (4,605)         (5,916)
  Cash received from stock sales                                                     414             422
                                                                                --------        --------
       Net cash provided by financing activities                                  36,186          42,489
                                                                                --------        --------

Net change in cash and cash equivalents                                            3,502             804
Cash and cash equivalents, beginning of year                                      29,827          26,019
                                                                                --------        --------
Cash and cash equivalents, end of quarter                                       $ 33,329        $ 26,823
                                                                                ========        ========

The accompanying notes are an integral part of these statements.

                           AMERICANWEST BANCORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  Management Statement

The consolidated financial statements include AmericanWest Bancorporation and it's wholly owned subsidiaries (AWBC), AmericanWest Bank, and AmericanWest Bank, NA after eliminating all significant intercompany balances and transactions. Effective January 16, 2001, United Security Bank, Home Security Bank, Bank of Pullman, and AmericanWest Bank were merged to form AmericanWest Bank headquartered in Spokane, Washington. The merged bank is a state-chartered commercial bank under the laws of the State of Washington. Effective March 1, 2001 United Security Bancorporation changed its name to AmericanWest Bancorporation and its Nasdaq stock symbol to AWBC. Effective April 13, 2001 Grant National Bank changed its name to AmericanWest Bank, NA. Effective April 1, 2001 AWBC sold its insurance subsidiary, USB Insurance Agencies, Inc. AmericanWest Bank has filed an application with the Federal Deposit Insurance Corporation to merge AmericanWest Bank, NA into AmericanWest Bank. It is anticipated that this will happen in December 2001.

The interim unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments consisting only of normal recurring accruals necessary for a fair presentation of the financial condition, the results of operations, and cash flows for the interim periods included herein have been made. The consolidated statement of condition of AWBC as of December 31, 2000 has been derived from the audited consolidated statement of condition of AWBC as of that date. The results of operations for the nine months ended September 30, 2001, are not necessarily indicative of results to be anticipated for the year ending December 31, 2001. For additional information, refer to the consolidated financial statements and footnotes thereto included in AWBC's annual report on Form 10-K for the year ended December 31, 2000.

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

                          AMERICANWEST BANCORPORATION

Carrying amount and fair values at September 30, 2001 and December 31, 2000 were as follows:

                                                          September 30, 2001                           December 31, 2000
                                                 Amortized      Fair       Financial          Amortized     Fair        Financial
                 ($ in thousands)                   Cost        Value      Statements            Cost       Value       Statements
U.S. Treasury securities                          $ 2,000      $ 2,057        $ 2,057          $ 2,500     $ 2,538         $ 2,538
Obligations of federal government agencies          4,153        4,222          4,222           18,054      17,975          17,975
Mortgage backed securities                          3,402        3,462          3,462            9,246       9,093           9,093
Obligations of states, municipalities and
  political subdivisions                            2,130        2,198          2,198            7,458       7,592           7,592
Other securities                                    7,170        7,165          7,165           10,755      10,687          10,687

                                                 ------------------------------------         ------------------------------------
     Total                                        $18,855      $19,104        $19,104          $48,013     $47,885         $47,885
                                                 ====================================         ====================================

NOTE 3.  Loans

Loan detail by category as of September 30, 2001 and December 31, 2000 were as follows:

             ($ in thousands)             September 30, 2001  December 31, 2000

Commercial and industrial                           $389,990           $317,108
Agricultural                                          86,372             76,093
Real estate mortgage                                  41,906             62,173
Real estate construction                              16,179             12,252
Installment                                           23,173             22,489
Bank cards and other                                   5,302              3,972
                                          ------------------  -----------------
     Total loans                                     562,922            494,087
Allowance for loan losses                             (6,415)            (4,948)
Deferred loan fees, net of deferred costs               (532)              (680)
                                          ------------------  -----------------
     Net loans                                      $555,975           $488,459
                                          ==================  =================

NOTE 4.  Allowance for loan losses

The allowance for loan loss is maintained at levels considered adequate by management to provide for possible loan losses. The allowance is based on management's assessment of various factors affecting the loan portfolio, including problem loans, business conditions and loss experience, and an overall evaluation of the quality of the underlying collateral. Changes in the allowance for loan losses during the three and nine months ended September 30, 2001 and 2000 were as follows:

                                 Three Months Ended       Year-To-Date
                                   September 30,          September 30,
            ($ in thousands)      2001       2000       2001       2000

Balance, beginning of period     $5,511     $4,300     $4,948     $4,349
Provision for loan losses         1,109        352      2,237        996
Loan charge-offs                   (221)       (75)      (828)      (822)
Loan recoveries                      16         22         58         76

                                 ------     ------     ------     ------
Balance, end of period           $6,415     $4,599     $6,415     $4,599
                                 ======     ======     ======     ======

                          AMERICANWEST BANCORPORATION

NOTE 5.  Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

AWBC will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the nonamortization provisions of the Statement is expected to results in an increase in net income of $226,000 ($.03 per share) per year. During 2002, AWBC will perform the first of the required impairment tests of goodwill as of January 1, 2002 and has not yet determined what the effect of these tests will be on the earnings and financial position of AWBC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion contains a review of the results of operations and financial condition for third quarter and the year-to-date results in 2001 and 2000. This information should be read in conjunction with the financial statements and related notes appearing in this report. The reader is assumed to have access to AWBC's Form 10-K for the year ended December 31, 2000, which contains additional information.

This discussion may contain certain forward-looking statements, which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those stated. Readers are cautioned not to place undue reliance on these forward-looking statements.

Overview

A performance summary and detailed discussion regarding the third quarter and year-to-date results for 2001 and 2000 follows.

                  AMERICANWEST BANCORPORATION AND SUBSIDIARIES
                               PERFORMANCE SUMMARY

                                                             Three Months Ended September 30,     Year-To-Date September 30,
                                                                                         %                                   %
            ($ in thousands, except per share)                   2001        2000     Change        2001        2000     Change
Interest income                                               $13,616     $13,055        4.3%    $40,275     $36,315        10.9%
Interest expense                                                4,555       5,271      -13.6%     15,278      14,301         6.8%
                                                              -------     -------     ------     -------     -------     -------
  Net interest income                                           9,061       7,784       16.4%     24,997      22,014        13.6%

Provision for loan losses                                       1,109         352      215.1%      2,237         996       124.6%
                                                              -------     -------     ------     -------     -------     -------
  Net interest income after provision for loan losses           7,952       7,432        7.0%     22,760      21,018         8.3%

Noninterest income                                              1,070         925       15.7%      3,647       3,011        21.1%
Noninterest expense                                             5,545       5,123        8.2%     16,728      15,491         8.0%
                                                              -------     -------     ------     -------     -------     -------
  Income before income taxes                                    3,477       3,234        7.5%      9,679       8,538        13.4%

Income taxes                                                    1,180       1,058       11.5%      3,248       2,554        27.2%

                                                              -------     -------     ------     -------     -------     -------
  Net income                                                  $ 2,297     $ 2,176        5.6%    $ 6,431     $ 5,984         7.5%
                                                              =======     =======     ======     =======     =======     =======

Basic earnings per common share                               $  0.31     $  0.27       14.8%    $  0.85     $  0.74        14.9%
Diluted earnings per common share                             $  0.31     $  0.27       14.8%    $  0.85     $  0.73        16.4%

Net Income

AWBC reported net income of $2,297,000 for the third quarter of 2001 compared to $2,176,000 for the same period in 2000. Diluted earnings per share were $.31 in 2001 and $.27 in 2000. Net income for the first nine months of 2001 was $6,431,000 and $.85 per share compared to $5,984,000 and $.73 per share in 2000. For the first nine months of 2001 AWBC had gains of $391,000 from the sale of its insurance subsidiary, a $156,000 gain from the sale of its investment in TransAlliance, and an $119,000 gain from the sale of loans. Nonrecurring expenses included $270,000 of bank merger expenses and $407,000 of nonperforming loan legal expenses. The net of these items reduced 2001 earnings by $8,000 and a rounded $.01 per share. 2000 results included a loss of $358,000 from the sale of securities and a $168,000 gain from the sale of a former branch site. 2000 net income was reduced $125,000 and $.01 due to these two items.

Net Interest Income

Year 2001 net interest income grew 14% to $24,997,000 compared to $22,014,000 in 2000. The growth in net interest income was due to loan volume growth, which on an average basis grew 14% to $573 million in 2001 from $501 million in 2000. The net interest margin to average earning assets declined slightly from 5.87% in 2000 to 5.83% in 2001.

Provision for Loan Losses

The allowance for possible loan losses is based on AWBC's Credit Management's evaluation of the loan portfolio. The allowance for loan losses is 1.14% of loans as of September 30, 2001 and .97% as of September 30, 2000. Based on Management's review of its loan portfolio the provision for possible loan losses is 125% higher in 2001 compared to 2000 year-to-date.

Noninterest Income

Noninterest income increased 21% to $3,647,000 comparing 2001 to 2000. The gains on the sale of the Insurance Agency, TransAlliance, and the loan sale described above are the primary reasons for the significant increase. Insurance commissions have declined in 2001 due to the sale of the Insurance Agency. AWBC had gains on the sale of securities of $180,000 during 2001 for liquidity purposes.

Noninterest Expense

Noninterest expense increased 8% to $16,728,000 in 2001 from $15,491,000 in 2000. The increase was primarily due to loan officer incentive expense, nonperforming loan legal expense and bank subsidiary merger expense, which were described above.

Nonperforming Assets

Total nonperforming assets increased to $18.1 million or 2.83% of total assets in the third quarter of 2001 compared to $8.1 million or 1.41% the year before. The majority of the nonperforming assets involve five borrowers, which management believes are secured on a $3.8 million retail/office complex near downtown Spokane and two ice skating complexes in Spokane for another $5.2 million. The fourth borrower of $1.2 million is to a restaurant/softball complex, which is well secured and the fifth borrower of $1.0 million is to an orchard operation in the Yakima Valley region. The allowance for loan losses was $6.4 million, equal to 1.14% of total loans and 39.5% of nonperforming loans as of September 30, 2001.

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

AWBC will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the nonamortization provisions of the Statement is expected to results in an increase in net income of $226,000 ($.03 per share) per year. During 2002, AWBC will perform the first of the required impairment tests of goodwill as of January 1, 2002 and has not yet determined what the effect of these tests will be on the earnings and financial position of AWBC.

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

                                     Part II

                                Other Information

Item 6.  Exhibits and Reports on Form 8-K

               (a)  Exhibits
                         None in third quarter 2001.

               (b)  Reports on Form 8-K
                         None in third quarter 2001.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on October 18, 2001.

                                          AMERICANWEST BANCORPORATION

                                          /s/ Wes Colley
                                          --------------------------------------
                                          Wes Colley, President and
                                          Chief Executive Officer

                                          /s/ Dan Murray
                                          --------------------------------------
                                          Dan Murray, Senior Vice President and
                                          Credit Administrator

                                          /s/ Chad Galloway
                                          --------------------------------------
                                          Chad Galloway, Vice President and
                                          Chief Financial Officer