Form 10-K
period 2001-12-31
AMERICANWEST BANCORPORATION
filed 2002-03-14
CIK 726990

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 0-18561

AMERICANWEST BANCORPORATION
(Exact name of registrant as specified in its charter)

Washington	91-1259511
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

9506 North Newport Highway
Spokane, Washington 99218-1200
(Address of principal executive offices)

Registrant’s telephone number, including area code (509) 467-6949

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to section 12(g) of the Act:

Common Stock, no par value
Title of each class

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period as the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES  ☒  NO  ☐

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.  ☐

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the stock closing prices on stock at February 15, 2002, was approximately $84,622,000. The number of shares of common stock outstanding at such date was 7,897,144.

Documents incorporated by reference. Portions of the AmericanWest Bancorporation definitive Proxy Statement for the annual meeting of shareholders to be held on April 23, 2002, are incorporated by reference into Part III of the Form 10-K.

AMERICANWEST BANCORPORATION AND AMERICANWEST BANK

ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR
ENDED DECEMBER 31, 2001

PART I

Item 1.     Business.

AmericanWest Bancorporation

AmericanWest Bancorporation (AWBC) is a one-bank holding company headquartered in Spokane, Washington. During 2001 AWBC merged its five affiliated banks United Security Bank, Home Security Bank, Bank of Pullman, Grant National Bank, and AmericanWest Bank to form AmericanWest Bank (AWB or Bank) (Washington). AWBC also sold its insurance agency USB Insurance during 2001. AWBC conducts its banking business through thirty-two branches located in communities throughout eastern Washington, including Spokane and one branch in Moscow, Idaho. AWBC focuses its banking and other services on individuals, professionals, and small to medium sized businesses in diversified industries throughout its service area. At December 31, 2001, AWBC had total assets of $659.3 million, loans of $587.5 million and deposits of $532.2 million. AWBC was founded in 1983 and has been profitable in every year since its inception. AWBC trades on NASDAQ under the symbol of AWBC.

Bank

AWB offers a full range of financial services to commercial and individual customers, including short-term and medium-term loans, revolving credit facilities, inventory and accounts receivable financing, equipment financing, residential and small commercial construction lending, agricultural lending, mortgage lending, equipment leasing, various savings programs, checking accounts, installment and personal loans, and bank credit cards. AWB also provides a broad range of depository and lending services to commercial, industrial and agricultural enterprises, governmental entities and individuals. AWB’s deposit taking and lending activities are primarily directed to the communities in which their branches are located. AWB’s primary marketing focus is on small to medium-sized businesses and professionals in these communities.

AWB’s loan portfolio consists primarily of commercial, agricultural, real estate (both mortgage and construction loans) and installment loans originated within the principal service areas. AWB is committed to the needs of the local communities it serves, and strives to provide a high level of personal and professional service to its customers. Management believes AWB’s involvement, its understanding of its service area and its local decision-making abilities give it a distinct advantage over larger banking institutions. AWB is well positioned to provide loans to small and medium sized businesses because of AWB’s direct knowledge of its customers’ businesses and the communities it serves. AWB provides personalized, quality financial service to its customers, which has enabled them to maintain a stable and relatively low-cost retail deposit base.

Business Strategy

AWB’s business strategy is to continue to build a growing, profitable community banking and financial services network by emphasizing high quality customer service and by focusing on the financial needs of consumers and small to medium-sized businesses. AWB intends to pursue an aggressive growth strategy, the key components of which include:

•	Increasing market share in existing markets

•	Expanding the markets served through new branch openings and acquisitions

•	Providing superior customer service

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

Increase Market Share in Existing Markets.    Since its formation AWBC has focused on commercial banking to small and medium-sized businesses, professionals and other individuals. Management believes that AWBC can continue to gain market share by targeting products and services to these businesses.

AWBC emphasizes the development of long-term relationships with its customers, which enables the Banks to develop and offer new products that meet its customers’ needs. AWBC is oriented toward the communities it serves and is actively involved. AWBC believes this community orientation gives a competitive advantage in attracting and retaining targeted customers.

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

Provide Superior Customer Service.    AWBC attributes it success to its efforts to offer superior, personal service through professional bankers at all of its branches. AWBC distinguishes itself in its markets by emphasizing a culture in which customers are the highest priority in all aspects. Ongoing employee training is focused on customer needs, responsiveness and courtesy to customers. AWBC’s marketing efforts and operating practices emphasize ties to the local communities it serves, and its commitment to providing the highest level of personalized service.

Lending Activities

AWBC’s loan portfolio consists primarily of commercial loans, agricultural loans, real estate mortgage loans, residential real estate and other construction loans, consumer installment loans and bankcard loans. At December 31, 2001, AWBC had total loans outstanding of $588 million, which equals 110.4% of AWBC’s deposits and 89.1% of its assets. Virtually all of the loans held by AWBC were to borrowers within the AWB’s principal market areas. See loan category amounts for five years in Item 6, selected financial data.

Commercial Loans.    Commercial loans primarily consist of loans to businesses for various purposes, including revolving lines of credit, equipment financing loans and letters of credit. These loans generally mature within five years, have adjustable rates and are secured by inventory, accounts receivable, equipment or real estate. AWB also classifies commercial construction loans as commercial loans.

Agricultural Loans.    Agricultural loans primarily consist of farm loans to finance operating expenses. These loans generally mature within one year, have adjustable rates and are secured by farm real estate, equipment, crops or livestock. Since agricultural loans present certain risks not associated with other types of lending, the policy of AWB has been to make such loans generally only to agricultural producers with diverse crops, thereby mitigating the risk of loss attributable to a crop failure or the deterioration of commodity prices.

Mortgage Loans.    Mortgage loans include various types of loans for which AWB holds real property as collateral. These loans include adjustable and fixed rate first mortgage loans secured by one to four family residential properties, second mortgage loans secured by one to four family residential properties, and loans secured by multifamily (five or more) residential properties. Mortgage loans typically mature in one to five years and require payments on amortization schedules ranging from one year to twenty years.

Construction Loans.    Construction loans are made to individuals and contractors to construct primarily single-family principal residences. These loans have maturities of three months to six months. Interest rates are typically adjustable, although some fixed-rate loans are made. AWB’s policy is to require that a permanent financing commitment be in place before a construction loan is made to an individual borrower.

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

Interest Rates.    The interest rates earned on loans vary with the degree of risk and amount of the loan, and are further subject to competitive pressures, money market rates, the availability of funds and government regulations. Approximately 39% of the loans in AWB’s portfolio have interest rates that float with the lending Bank’s reference rate, which is in turn based on various indices such as the rates of interest charged by money center banks.

Lending and Credit Management.    AWB follows loan policies. The policies establish levels of loan commitment by loan type, and credit review and grading criteria, and other matters such as loan administration, loans to affiliates, costs, problem loans and loan loss reserves, and related items. Loans are typically reviewed and graded on a monthly basis.

All loan applications are processed at AWB’s branch lending offices. Designated AWB officers follow approved guidelines and underwriting policies to approve all loan applications. Credit limits generally vary according to the type of loan and the individual loan officer’s experience. The maximum current loan limits available to any one individual vary from $25,000 to $6,500,000 per loan.

Under applicable federal and state law, permissible loans to one borrower by AWB are limited. The Bank, as a matter of policy, does not extend credit to any single borrower in excess of $10,000,000. At December 31, 2001, 2000 and 1999, the outstanding balance of loan participations sold outside AWB was $41.3 million, $51.2 million, and $17.1 million, respectively.

Secondary Mortgage Sales.    AWB sells mortgage loans in the secondary market as a correspondent and a broker. AWB offers a variety of products for refinance and purchases; and is approved to originate FHA and VA loans. The majority of loans originated in 2001 were fixed rate single-family loans. Such loans were sold on a servicing released basis and also a portion of the loans was sold with servicing retained. Total loans sold in 2001 were $38.0 million with $32.5 million servicing released and $5.5 million servicing retained.

Nonperforming Assets.    The following table provides information for AWB’s nonperforming assets.

	Year ended December 31,
	2001	2000	1999	1998	1997
	($ in thousands)
Nonperforming loans:
Nonaccrual loans	$11,023	$5,458	$5,875	$1,481	$2,220
Accrual loans 90 days or more past due	2,193	1,339	489	664	982

Total nonperforming loans	13,216	6,797	6,364	2,145	3,202
Other real estate owned and other repossessed assets	1,616	1,510	1,179	1,245	1,167

Total nonperforming assets	$14,832	$8,307	$7,543	$3,390	$4,369

Allowance for loan losses	$6,624	$4,948	$4,349	$3,819	$3,869
Ratio of total nonperforming assets to total assets	2.25%	1.39%	1.43%	0.66%	0.90%
Ratio of total nonperforming loans to total loans	2.25%	1.38%	1.51%	0.59%	1.01%
Ratio of allowance for loan losses to total nonperforming loans	50.1%	72.8%	68.3%	178.0%	120.8%

AWB’s nonperforming loans consist of nonaccruing loans and accruing loans 90 days or more past due. Accruing loans 90 days or more past due remain on an accrual basis because they are adequately collateralized and in the process of collection. For nonaccrual loans no interest is taken into income unless received in cash or until such time as the borrower demonstrates an ability to resume payments of principal and interest. Interest previously accrued, but not collected is reversed and charged against income at the time a loan is placed in nonaccrual status. The majority of the nonperforming assets as of December 31, 2001 involve four borrowers. AWB is well secured on a $3.8 million retail/office complex near downtown Spokane and two ice skating complexes in Spokane for another $5.2 million. The fourth borrower of $800,000 is on two apple orchards in the Yakima Valley.

Real estate properties acquired through, or in lieu of, loan foreclosure are to be sold and are initially recorded at fair value at the date of foreclosure establishing a new cost basis. After foreclosure, management periodically performs valuations and the real estate is carried at the lower of carrying amount or fair value less cost to sell. Real estate properties and other repossessed assets of AWB had a book value of $1,616,000 as of December 31, 2001, consisting primarily of commercial and chattel property.

Analysis of Allowance for Loan Losses

The allowance for loan losses represents management’s recognition of the risks of extending credit and its evaluation of the quality of the loan portfolio of AWB. The allowance is maintained at levels considered adequate by management to provide for anticipated loan losses, and is based on management’s assessment of factors affecting the loan portfolios, including problem loans, business conditions and loss experience, an overall evaluation of the quality of the underlying collateral, and collateral selling costs. The allowance is increased by provisions charged to operations and is reduced by loans charged off, net of any recoveries.

In originating loans AWB recognizes that losses will be experienced and that the risk of loss will vary depending on the type of loan, the creditworthiness of the borrower over the term of the loan, general economic conditions, and the quality of the security for the loan. As a result, AWB maintains an allowance for loan losses by following generally accepted accounting principles outlined in SFAS No. 5, Accounting for Contingencies. AWB has established systematic methodologies for determination of the adequacy of the allowance for loan losses. The methodologies are set forth in a formal policy and take into consideration the need for an overall general valuation allowance and specific allowances for individual nonperforming loans. AWB adopted SFAS No. 114 and No. 118, Accounting by Creditors for Impairment of a Loan. These accounting pronouncements require specific identification of an allowance for loan loss for an impaired or nonperforming loan.

AWB believes it has established its existing allowance for loan losses in accordance with generally accepted accounting principles. In addition banking regulators may request an additional allowance for loan losses based on their review of the loan portfolio. Also future events affecting borrowers and collateral cannot be predicted with certainty, which may result in an increase to the future allowance for loan losses as additional information becomes available. AWB management believes that the allowance for loan losses is adequate.

The following table sets forth information regarding changes in AWB’s allowance for loan losses as follows:

	Years ended December 31,
	2001	2000	1999	1998	1997
	($ in thousands)
Balance of allowance for loan losses at beginning of period	$4,948	$4,349	$3,819	$3,869	$2,906
Charge-offs
Commercial	396	833	755	348	526
Agricultural	613			213	112
Real estate	96	97	210	157	272
Installment	188	164	199	220	191
Other	36	46	84	126	35

Total charge-offs	1,329	1,140	1,248	1,064	1,136
Recoveries
Commercial	112	51	119	167	293
Agricultural	2
Real estate	21	2	40	22	37
Installment	13	42	30	31	14
Other	2	1	12	10

Total recoveries	150	96	201	230	344
Net charge-offs	1,179	1,044	1,047	834	792
Provision for loan losses	2,855	1,643	1,577	784	1,055
Allowance acquired through acquisition					700

Balance of allowance for loan losses at end of period	$6,624	$4,948	$4,349	$3,819	$3,869

Ratio of net charge-offs to average loans	0.22%	0.23%	0.27%	0.24%	0.29%
Average loans outstanding during the period	$540,159	$450,901	$394,132	$344,470	$276,180

The following table sets forth the allowance for loan losses by loan category, based on management’s assessment of the risk associated with such categories as of the dates indicated, and summarizes the percentage of gross loans in each category to total gross loans.

	December 31,
	2001 Amount of Allowance	%	2000 Amount of Allowance	%	1999 Amount of Allowance	%	1998 Amount of Allowance	%	1997 Amount of Allowance	%
	($ in thousands)
Commercial	$4,632	70%	$3,167	64%	$2,535	58%	$2,040	53%	$1,863	48%
Agricultural	993	15%	742	15%	688	16%	658	17%	691	18%
Real estate-mortgage	452	7%	643	13%	685	16%	662	17%	813	21%
Real estate-construction	194	3%	99	2%	152	3%	149	4%	104	3%
Installment	296	4%	247	5%	218	5%	214	6%	265	7%
Other	57	1%	50	1%	71	2%	96	3%	133	3%

Total	$6,624	100%	$4,948	100%	$4,349	100%	$3,819	100%	$3,869	100%

Investments

Management of the investment portfolio is by the Vice President and Chief Financial Officer and reviewed with the AWB Asset/Liability Committee, which consists of AWB’s President and Chief Executive Officer, Vice President and Chief Financial Officer, Senior Vice President and Loan Administrator, and the Vice President and Senior Operations Officer. The AWB investments are managed consistent with the Liquidity, Asset/Liability, and Investment Management Policy, which were approved by the Board of Directors.

The following table sets forth the carrying value, by type, of the securities in AWB’s portfolio at December 31, 2001, 2000 and 1999.

	December 31,
	2001	2000	1999
	($ in thousands)
U.S. Treasury and other U.S. Government agencies	$7,896	$26,507	$27,611
States of the U.S. and political subdivisions	1,297	7,592	8,870
Other securities	6,357	13,786	16,660

Total securities	$15,550	$47,885	$53,141

At December 31, 2001, the market value of AWB securities exceeded amortized cost by $124,000. At December 31, 2000 amortized cost exceeded market value by $128,000. No portion of AWB’s investment portfolio is invested in derivative securities (being securities whose value derives from the value of an underlying security or securities, or market index of underlying securities’ values).

The following table sets forth the carrying values, maturities and approximate average aggregate yields of securities in AWB’s investment portfolio by type at December 31, 2001.

Type and Maturity	Yield	Amount
	($ in thousands)
U.S. Treasury and other U.S. government agencies and corporations:
1 year or less	6.12%	$1,039
Over 1 through 5 years	5.34%	4,627
Over 5 through 10 years	6.68%	2,230
Over 10 years

Total	5.82%	7,896

States and political subdivisions
1 year or less	6.14%	474
Over 1 through 5 years	7.49%	566
Over 5 through 10 years
Over 10 Years	9.39%	257

Total	7.37%	1,297

Other securities:
1 year or less	6.60%	4,173
Over 1 through 5 years	6.05%	1,713
Over 5 through 10 years	6.20%	471
Over 10 years

Total	6.42%	6,357

Total investment securities:
1 year or less	6.30%	5,686
Over 1 through 5 years	5.49%	6,906
Over 5 through 10 years	6.60%	2,701
Over 10 years	9.39%	257

Total	6.20%	$15,550

The yields for tax-exempt securities have been computed on a tax equivalent basis using an assumed tax rate of 34%. Maturities are estimated using payment speeds as of December 31, 2001.

Deposits

AWB’s primary source of funds has historically been customer deposits. AWB strives to maintain a high percentage of noninterest-bearing deposits, which are low cost funds and result in higher interest margins. At December 31, 2001, 2000, and 1999, AWB’s ratios of noninterest-bearing deposits to total deposits were 18.5%, 19.2%, and 18.2%, respectively.

AWB offers a variety of accounts designed to attract both short-term and long-term deposits from its customers. These accounts include negotiable order of withdrawal (“NOW”) accounts, money market investment accounts, savings accounts, and certificates of deposit and other time deposits. Interest-bearing accounts earn interest at rates established by management of AWB, based on competitive market factors and management’s desire to increase or decrease certain types or maturities of deposits consistent with AWB policies.

The following table sets forth the average balances for each major category of deposit and the weighted-average interest rate paid for deposits in 2001, 2000 and 1999.

	Year Ended December 31,
	2001		2000		1999
	Average Balance	Interest Rate	Average Balance	Interest Rate	Average Balance	Interest Rate
	($ in thousands)
Interest-bearing demand deposits	$156,683	2.85%	$153,327	3.92%	$146,190	3.62%
Savings deposits	41,266	1.74%	45,541	2.86%	47,227	2.84%
Time deposits	225,289	5.32%	195,875	5.95%	168,168	4.96%
Noninterest-bearing demand deposits	92,008		83,920		79,050

Total	$515,246		$478,663		$440,635

The following table shows the amounts and maturities of certificates of deposit that had balances of more than $100,000 at December 31, 2001, 2000 and 1999.

	December 31,
	2001	2000	1999
	($ in thousands)
Certificates of Deposit over $100,000 with remaining maturity:
Less than three months	$30,050	$39,595	$31,705
Three months to one year	44,454	30,348	20,668
Over one year	7,004	1,792	4,057

Total	$81,508	$71,735	$56,430

Competition

While AWB encounters a great deal of competition in its lending activities, management believes there is less competition in AWB’s specialty middle market and neighborhood bank niche than there was a few years ago. AWB believes that its competitive position has been strengthened by the consolidation in the banking industry, which has resulted in a focus on the larger accounts with less contact between the bank officers and their customers. AWB’s strategy by contrast, is to remain a middle market lender, which maintains close long-term relationships with its customers.

AWB competes for deposits and banking business in central and eastern Washington from thirty-two locations including one in Moscow, Idaho. AWB’s market area encompasses Spokane, Stevens, Ferry, Lincoln, Pend Oreille, Franklin, Yakima, Benton, Whitman, Grant, Walla Walla, Columbia, and Latah County, Idaho Counties. AWB competes against commercial banks, mutual savings banks, credit unions, savings and loans, mortgage companies, and other financial institutions. The major commercial bank competitors are the regional banks that have a branch or branches within AWB’s primary trade areas.

Management believes that the principal competitive factors affecting AWB’s markets include interest rates paid on deposits and charged on loans, the range of banking products available, and customer service and support. Although management believes that AWB’s products currently compete favorably with respect to these factors, there can be no assurance that AWB can maintain its competitive position against current and potential competitors, especially those with significantly greater financial resources.

Employees

As of December 31, 2001, AWB had 300 employees. None of AWBC’s employees are covered by a collective bargaining agreement. Management believes relations with AWB’s employees are good. AWBC is located at 9506 N. Newport Hwy. Spokane, WA 99218 and the telephone number is 509-467-6949.

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

Changes in Banking Laws and Regulations

The laws and regulations that affect banks and bank holding companies have undergone changes. On November 12, 1999, the president signed into law the Financial Services Modernization Act of 1999. Generally, the act (i) repeals the historical restrictions on preventing banks from affiliating with securities firms, (ii) provides a uniform framework for the activities of banks, savings institutions and their holding companies, (iii) broadens the activities that may be conducted by national banks and banking subsidiaries of bank holding companies, (iv) provides an enhanced framework for protecting the privacy of consumers’ information and (v) addresses a variety of other legal and regulatory issues affecting both day-to-day operations and long-term activities of financial institutions.

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

General.    As a bank holding company, AWBC is subject to the Bank Holding Company Act of 1956 (“BHCA”), as amended, which places AWBC under the supervision of the Board of Governors of the Federal Reserve (FRB). AWBC must file annual reports with the Federal Reserve and must provide it with such additional information as it may require. In addition, the Federal Reserve periodically examines AWBC and its subsidiary banks.

In general, the BHCA limits bank holding company business to owning or controlling banks and engaging in other banking-related activities. Bank holding companies must obtain the FRB’s approval before they: (1) acquire direct or indirect ownership or control of any voting shares of any bank that results in total ownership or control, directly or indirectly, of more than 5% of the voting shares of such bank; (2) merge or consolidate with another bank holding company; or (3) acquire substantially all of the assets of any additional banks. Subject to certain state laws, such as age and contingency laws, a bank holding company that is adequately capitalized and adequately managed may acquire the assets of both in-state and out-of-state banks. Under the Financial Modernization Act of 1999, a bank holding company may apply to the FRB to become a financial holding company, and thereby engage (directly or through a subsidiary) in certain activities deemed financial in nature, such as securities brokerage and insurance underwriting.

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

Control Transactions.    The Change in Bank Control Act of 1978, as amended, requires a person (or group of persons acting in concert) acquiring "control" of a bank holding company to provide the FRB with 60 days’ prior written notice of the proposed acquisition. Following receipt of this notice, the FRB has 60 days within which to issue a notice disapproving the proposed acquisition, but the FRB may extend this time period for up to another 30 days. An acquisition may be completed before expiration of the disapproval period if the FRB issues written notice of its intent not to disapprove the transaction. In addition, any "company" must obtain the FRB’s approval before acquiring 25% (5% if the "company" is a bank holding company) or more of the outstanding shares or otherwise obtaining control over AWBC.

Transactions with Affiliates.    AWBC and its subsidiary banks are deemed affiliates within the meaning of the Federal Reserve Act, and transactions between affiliates are subject to certain restrictions. Accordingly, AWBC and its subsidiary banks must comply with Sections 23A and 23B of the Federal Reserve Act. Generally, Sections 23A and 23B (1) limit the extent to which a financial institution or its subsidiaries may engage in "covered transactions" with an affiliate, as defined, to an amount equal to 10% of such institution’s capital and surplus and an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital and surplus, and (2) require all transactions with an affiliate, whether or not "covered transactions," to be on terms substantially the same, or at least as favorable to the institution or subsidiary, as those provided to a non-affiliate. The term "covered transaction" includes the making of loans, purchase of assets, issuance of a guarantee and other similar types of transactions.

Regulation of Management.    Federal law (1) sets forth the circumstances under which officers or directors of a financial institution may be removed by the institution’s federal supervisory agency; (2) places restraints on lending by an institution to its executive officers, directors, principal stockholders, and their related interests; and (3) prohibits management personnel from serving as a director or in other management positions with another financial institution which has assets exceeding a specified amount or which has an office within a specified geographic area.

Tie-In Arrangements.    AWBC and its subsidiary bank cannot engage in certain tie-in arrangements in connection with any extension of credit, sale or lease of property or furnishing of services. For example, with certain exceptions, neither AWBC nor its subsidiary banks may condition an extension of credit on either (1) a requirement that the customer obtain additional services provided by it or (2) an agreement by the customer to refrain from obtaining other services from a competitor.

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

State Law Restrictions.    As a Washington business corporation, AWBC may be subject to certain limitations and restrictions as provided under applicable Washington corporate law. In addition, Washington banking law may restrict certain activities of its subsidiary bank.

General.    AWB is subject to regulation by the State of Washington and the Federal Deposit Insurance Corporation (FDIC). The federal and state laws that apply to AWBC’s subsidiary bank regulate, among other things, the scope of its business, its investments, its reserves against deposits, the timing of the availability of deposited funds and the nature and amount of and collateral for loans. The laws and regulations governing its subsidiary bank generally have been promulgated to protect depositors and not to protect stockholders of the subsidiary bank or its holding company.

CRA.    The Community Reinvestment Act (the “CRA”) requires that, in connection with examinations of financial institutions within their jurisdiction, regulators must evaluate the record of the financial institutions in meeting the credit needs of their local communities, including low and moderate-income neighborhoods, consistent with the safe and sound operation of those banks. These factors are also considered in evaluating mergers, acquisitions, and applications to open a branch or facility.

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

FDICIA.    Under the Federal Deposit Insurance Corporation Improvement Act of 1991 (the “FDICIA”), each federal banking agency has prescribed, by regulation, noncapital safety and soundness standards for institutions under its authority. These standards cover internal controls, information systems, and internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits, such other operational and managerial standards as the agency determines to be appropriate, and standards for asset quality, earnings and stock valuation. An institution, which fails to meet these standards, must develop a plan acceptable to the agency, specifying the steps that the institution will take to meet the standards. Failure to submit or implement such a plan may subject the institution to regulatory sanctions. Management of AWBC believes that its subsidiary bank meets all such standards, and therefore, does not believe that these regulatory standards materially affect AWBC’s business operations.

Interstate Banking and Branching.    The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the “Interstate Act”) permits nationwide interstate banking and branching under certain circumstances. This legislation generally authorizes interstate branching and relaxes federal law restrictions on interstate banking. Currently, bank holding companies may purchase banks in any state, and states may not prohibit such purchases. Additionally, banks are permitted to merge with banks in other states as long as the home state of neither merging bank has “opted out.” The Interstate Act requires regulators to consult with community organizations before permitting an interstate institution to close a branch in a low-income area.

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

Deposit Insurance.    The deposits of its subsidiary banks are currently insured to a maximum of $100,000 per depositor through its subsidiary banks Insurance Fund (“BIF”) administered by the FDIC. All insured banks are required to pay semi-annual deposit insurance premium assessments to the FDIC.

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

Dividends.    The principal source of AWBC’s cash revenues is dividends received from its subsidiary bank. The payment of dividends is subject to government regulation, in that regulatory authorities may prohibit banks and bank holding companies from paying dividends, which would constitute an unsafe or unsound banking practice. In addition, a bank may not pay cash dividends if that payment could reduce the amount of its capital below that necessary to meet minimum applicable regulatory capital requirements. Other than the laws and regulations noted above, which apply to all banks and bank holding companies, neither AWBC nor its subsidiary bank are currently subject to any regulatory restrictions on its dividends.

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

Effects of Government Monetary Policy.    The earnings and growth of AWBC are affected not only by general economic conditions, but also by the fiscal and monetary policies of the federal government, particularly the Federal Reserve. The Federal Reserve can and does implement national monetary policy for such purposes as curbing inflation and combating recession, but its open market operations in U.S. government securities, control of the discount rate applicable to borrowings from the Federal Reserve, and establishment of reserve requirements against certain deposits, influence the growth of bank loans, investments and deposits, and also affect interest rates charged on loans or paid on deposits. The nature and impact of future changes in monetary policies and their impact on AWBC and its subsidiary bank cannot be predicted with certainty.

Securities Registration and Reporting.    The common stock of AWBC is registered as a class with the SEC under the 1934 Act and thus is subject to the periodic reporting and proxy solicitation requirements and the insider-trading restrictions of that Act. In addition, the securities issued by AWBC are subject to the registration requirements of the 1933 Act and applicable state securities laws unless exemptions are available. The periodic reports, proxy statements, and other information filed by AWBC with the SEC are available at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. AWBC is an electronic filer with the SEC and the AWBC filings may be obtained at the SEC website (http://www.sec.gov).

Item 2.     Properties.

At December 31, 2001, AWBC owned or leased facilities in thirty-three locations including thirty-two in eastern Washington and one in Moscow, Idaho and the Computer/Processing Center. AWBC’s main office is located in North Spokane, which is owned by AWB. About 1,400 square feet is used for the Administrative Offices. In addition AWBC leases approximately 9,000 square feet for its Computer/Processing Center located near the Spokane Airport. AWBC is separated into four separate Regions. As of January 1, 2002 these were the Inland Empire Region headquartered in Spokane, Washington, the Columbia River Region headquartered in Ephrata, Washington, the Blue Mountain Region headquartered in Walla Walla, Washington, and the Palouse Region headquartered in Pullman, Washington.

The thirty-two branch locations are in the State of Washington in Chewelah, Colton, Colville, Davenport, Dayton, Ephrata, Kettle Falls, Mabton, Moses Lake, Naches, Prosser, Pullman (2), Richland, Spokane (10), Sunnyside, Uniontown, Waitsburg, Walla Walla (2), and Yakima (2), and Moscow, Idaho.

Item 3.     Legal Proceedings.

Periodically and in the ordinary course of business, various claims and lawsuits are brought against AWBC or AWB, such as claims to enforce liens, condemnation proceedings on properties in which AWB held security interests, claims involving the making and servicing of real property loans and other issues incident to the business of AWBC and AWB. In the opinion of management, the ultimate liability, if any, resulting from such claims or lawsuits will not have a material adverse effect on the financial position or results of operations of AWBC.

Item 4.     Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of AWBC’s shareholders during the fourth quarter of 2001.

PART II

Item 5.     Market for Registrant’s Common Equity and Related Stockholder Matters.

Market Information.    The Common Stock is quoted on the Nasdaq National Market System (NASDAQ) under the symbol “AWBC”. The following table sets out the high and low bid prices per share for the Common Stock for 2001 and 2000 as reported by NASDAQ.

	2001		2000
	High	Low	High	Low
First Quarter	$10.46	$8.78	$11.15	$7.55
Second Quarter	$10.00	$9.09	$8.57	$7.70
Third Quarter	$10.91	$9.86	$8.24	$7.95
Fourth Quarter	$11.14	$10.14	$9.40	$8.11

Per share amounts have been adjusted giving retroactive effect to stock dividends.

Holders.    The number of holders of common stock of record on February 15, 2002 was approximately 3,000.

Dividends.    AWBC has declared and paid the following dividends subsequent to January 1, 2000: On February 24, 2000, February 15, 2001, and February 1, 2002 AWBC paid 10% stock dividends. No cash dividends were paid.

Item 6.     Selected Financial Data.

The following table sets forth certain selected consolidated financial data of AWBC at and for the years ended December 31:

	2001	2000	1999	1998	1997
	($ in thousands, except per share amounts)
Net interest income	$34,424	$30,356	$28,474	$26,475	$21,696
Provision for loan losses	2,855	1,643	1,577	784	1,055
Noninterest income	4,702	4,029	5,912	4,977	4,833
Noninterest expense	22,276	21,328	19,209	19,764	14,905
Income before income tax expense	13,995	11,414	13,600	10,904	10,569
Income tax expense	4,788	3,379	3,888	3,521	3,346
Net income	9,207	8,035	9,712	7,383	7,223
Basic earnings per common share	$1.12	$0.91	$1.05	$0.81	$0.79
Diluted earnings per common share	$1.12	$0.90	$1.04	$0.79	$0.77
Return on average assets	1.46%	1.44%	1.90%	1.49%	1.78%
Return on average equity	13.87%	12.73%	16.58%	14.66%	16.30%
Assets	$659,341	$598,513	$527,726	$513,144	$486,778
Securities	15,550	47,885	53,141	87,350	102,964
Loans:
Commercial and industrial	411,197	317,108	246,796	199,798	153,344
Agricultural	88,121	76,093	67,025	57,511	56,899
Real estate mortgage	40,084	62,173	66,690	63,127	66,959
Real estate construction	17,201	12,252	14,781	14,170	8,588
Installment	26,311	22,489	21,190	20,364	21,843
Other loans	5,062	3,972	6,939	9,149	10,962
Total loans	587,976	494,087	423,421	364,119	318,595
Allowance for loan loss to loans percentage	1.13%	1.00%	1.03%	1.05%	1.22%
Deposits	532,237	501,426	452,899	452,913	425,094
Borrowings	53,601	27,367	8,198	1,348	11,284
Stockholders' equity	68,206	64,530	62,922	54,211	46,174
Equity to assets ratio	10.34%	10.78%	11.92%	10.56%	9.49%
Basic weighted average shares	8,190,374	8,819,697	9,233,412	9,160,555	9,121,465

See Results of Operations for a description of the nonrecurring items in 2001, 2000 and 1999. In 1997, AWBC recovered from its insurance provider $796,000 for a theft by a former employee. After income taxes the recovery improved 1997 net income by $525,000 or $.06 per share.

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

AWBC’s net income is derived primarily from net interest income of the Bank, which is the difference between interest earned on their loan and investment portfolios and their cost of funds, primarily interest paid on deposits and borrowings. For the years ended December 31, 2001, 2000, and 1999, AWBC’s average net interest margins were 6.0%, 6.0%, and 6.2%, respectively.

Net income is also affected by levels of provisions for loan losses, noninterest income (primarily service charges on deposits, insurance commissions, sale of securities gains or losses and other operating income) and noninterest expense (primarily salaries and benefits, occupancy expense, data processing cost, legal and professional services expense, business and occupation tax, and other operating expenses). For the three years ended December 31, 2001, 2000, and 1999, the provision for loan losses was $2,855,000, $1,643,000, and $1,577,000, respectively. Net charge-offs during the year ended December 31, 2001 was $1,179,000 as compared to $1,044,000 and $1,047,000 during 2000 and 1999, respectively.

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

	Year Ended December 31,
	2001			2000			1999
	Average Balance	Interest	%	Average Balance	Interest	%	Average Balance	Interest	%
	($ in thousands)
ASSETS
Loans	$540,159	$51,300	9.50%	$450,901	$46,319	10.27%	$394,132	$39,728	10.08%
Taxable securities	30,533	1,868	6.12%	41,237	2,790	6.77%	52,505	3,237	6.17%
Nontaxable securities	4,583	318	6.94%	9,553	711	7.44%	10,421	725	6.96%
Overnight deposits with other banks	3,234	126	3.90%	7,250	464	6.40%	7,775	420	5.40%

Total interest earning assets	578,509	$53,612	9.27%	508,941	$50,284	9.88%	464,833	$44,110	9.49%

Noninterest earning assets	51,622			48,384			46,007

Total assets	$630,131			$557,325			$510,840

LIABILITIES
Interest-bearing demand deposits	$156,683	$4,471	2.85%	$153,327	$6,018	3.92%	$146,190	$5,286	3.62%
Savings deposits	41,266	717	1.74%	45,541	1,301	2.86%	47,227	1,342	2.84%
Time deposits	225,289	11,979	5.32%	195,875	11,660	5.95%	168,168	8,335	4.96%

Total interest-bearing deposits	423,238	17,167	4.06%	394,743	18,979	4.81%	361,585	14,963	4.14%
Short-term borrowings	42,461	1,850	4.36%	10,050	639	6.36%	6,503	401	6.17%
Long-term borrowings	647	63	9.74%	678	68	10.03%	701	70	9.99%

Total interest-bearing liabilities	466,346	$19,080	4.09%	405,471	$19,686	4.86%	368,789	$15,434	4.19%

Noninterest bearing demand deposits	92,008			83,920			79,050
Other noninterest bearing liabilities	5,389			4,842			4,407

Total liabilities	563,743			494,233			452,246
STOCKHOLDERS' EQUITY	66,388			63,092			58,594

Total liabilities and stockholders' equity	$630,131			$557,325			$510,840

Net interest income		$34,532	5.18%		$30,598	5.03%		$28,676	5.30%

Net interest margin to average
earning assets			5.97%			6.01%			6.17%

Nonaccrual loans are included with loan balances. In the above table tax-exempt securities income has been presented using a tax equivalent basis and an assumed tax rate of 34%.

The following table illustrates the changes in AWBC’s net interest income due to changes in volumes and interest rates.

The change in interest income and interest expense due to changes in both volume and rate, which cannot be segregated, has been allocated proportionately to the change due to volume and the change due to rate.

	2001 vs 2000			2000 vs 1999
	Increase (decrease) in net interest income due to changes in
	Volume	Rate	Total	Volume	Rate	Total
	($ in thousands)
INTEREST EARNING ASSETS
Loans	$9,169	($4,188)	$4,981	$5,722	$869	$6,591
Securities	(1,080)	(235)	(1,315)	(764)	303	(461)
Federal funds sold and overnight time deposits	(257)	(81)	(338)	(28)	72	44

Total interest earning assets	7,832	(4,504)	3,328	4,930	1,244	6,174

INTEREST BEARING LIABILITIES
Interest-bearing demand deposits	132	(1,679)	(1,547)	258	474	732
Savings deposits	(122)	(462)	(584)	(48)	7	(41)
Time deposits	1,751	(1,432)	319	1,373	1,952	3,325

Total interest bearing deposits	1,761	(3,573)	(1,812)	1,583	2,433	4,016
Short-term borrowings	2,061	(850)	1,211	219	19	238
Long-term borrowings	(3)	(2)	(5)	(2)		(2)

Total interest bearing liabilities	3,819	(4,425)	(606)	1,800	2,452	4,252

Total increase (decrease) in net interest income	$4,013	($79)	$3,934	$3,130	($1,208)	$1,922

The following table presents the aggregate maturities of loans in each major category of the AWBC’s’ loan portfolio at December 31, 2001. Actual maturities may differ from the contractual maturities shown below as a result of renewals and prepayments.

	Less than one year	One to five years	Over five years	Total
	($ in thousands)
Commercial, financial and agricultural	$154,502	$182,287	$162,529	$499,318
Real estate-mortgage	7,261	22,860	9,963	40,084
Real estate-construction	15,850	1,272	79	17,201
Installment	3,341	14,382	8,588	26,311
Other	4,963	89	10	5,062

Total	$185,917	$220,890	$181,169	$587,976

Results of Operations

Years Ended December 31, 2001, 2000, and 1999

Performance Summary

				% Change
	2001	2000	1999	2001	2000
	($ in thousands, except per share)
Interest income	$53,504	$50,042	$43,908	6.92%	13.97%
Interest expense	19,080	19,686	15,434	-3.08%	27.55%

Net interest income	34,424	30,356	28,474	13.40%	6.61%
Provision for loan losses	2,855	1,643	1,577	73.77%	4.19%

Net interest income after provision for loan losses	31,569	28,713	26,897	9.95%	6.75%
Noninterest income	4,702	4,029	5,912	16.70%	-31.85%
Noninterest expense	22,276	21,328	19,209	4.44%	11.03%

Income before income taxes	13,995	11,414	13,600	22.61%	-16.07%
Income taxes	4,788	3,379	3,888	41.70%	-13.09%

Net income	$9,207	$8,035	$9,712	14.59%	-17.27%

Basic earnings per common share	$1.12	$0.91	$1.05	23.08%	-13.33%
Diluted earnings per common share	$1.12	$0.90	$1.04	24.44%	-13.46%

AWBC’s net income was $9,207,000 in 2001, $8,035,000 in 2000, and $9,712,000 in 1999. Basic earnings per share were $1.12, $.91, and $1.05 for 2001, 2000, and 1999, respectively. Diluted earnings per share were $1.12, $.90, and $1.04 in 2001, 2000, and 1999, respectively.

2001 results include a gain of $392,000 on the sale of the Insurance Agency. This gain increased 2001 net income by $258,000 and $.03 per share. 2000 results included a rehabilitation tax credit of $283,000, loss on the sale of securities of $358,000, and a loss on the completion of the amortization of the Moses Lake Branch intangible asset of $505,000. 2000 net income was reduced by $290,000 and $.03 per share for these items.

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

Return on average assets was 1.46%, 1.44%, and 1.90% for 2001, 2000, and 1999, respectively. Return on average equity was 13.87%, 12.73%, and 16.58% for 2001, 2000, and 1999, respectively. Without the nonrecurring items described above, return on assets would have been 1.42%, 1.49%, and 1.74% for 2001, 2000, and 1999, respectively. Return on equity would have been 13.48%, 13.20%, and 15.17% for 2001, 2000, and 1999, respectively.

Net Interest Income.    Net interest income increased 13% to $34,424,000 in 2001 compared to 2000. The increase in 2000 was 7% to $30,356,000 over 1999 results. The net interest income improvements were primarily the result of loan volume increases in 2001 and 2000. AWBC’s net interest margin to average earning assets was 5.97%, 6.01%, and 6.17% in 2001, 2000, and 1999, respectively. As market interest rates decreased significantly during 2001 the yield on earning assets declined to 9.27% in 2001 after rising to 9.88% in 2000. Interest bearing liabilities also moved with market interest rates by declining to 4.09% in 2001 after rising to 4.86% in 2000. The overall result was a slight net interest margin decline from 6.01% to 5.97% in 2001 after declining from 6.17% in 2000. Average earning assets increased 13% to $579 million in 2001 after rising 9% to $509 million in 2000.

Noninterest Income.    Noninterest income, which consists of fees and service charges, insurance commissions, securities gains and losses, and other income, increased 17% in 2001 to $4.7 million. The increase was due to the gain on the sale of the Insurance Agency of $392,000 and gains on the sale of credit card servicing, securities, and a loan. In 2000 noninterest income declined 32% due to the nonrecurring gain on the sale of the Bank of the West name in 1999. Fees and service charges for banking services increased to $2.8 million in 2001 after remaining at $2.5 million in 2000 and 1999. Insurance commissions declined to $349,000 in 2001 due to the sale of the Insurance Agency at the beginning of the second quarter in 2001. Insurance commissions had remained at the same level for 2000 and 1999. AWBC sold securities in 2001 for a net gain of $188,000 after selling mutual fund securities for a net loss in 2000. Other income was higher in 2001 due to the items described above.

Noninterest Expense.    Noninterest expense increased by only 4% in 2001 due to loan officer incentive expense, nonperforming loan legal expense, and merger of the banks expense offset by lower expenses with the sale of the Insurance Agency and a business and occupation tax expense refund from an audit. Noninterest expense increased in 2000 due to the cost of new locations, higher incentive expense for employees and the write-off of the impaired intangible asset.

Income Tax Expense.    Income tax expense was reduced by $285,000 in 2000 and $400,000 in 1999 due to tax credits for the renovation of historical properties.

Liquidity and Capital Resources

Management believes that AWBC’s cash flow will be sufficient to support its existing operations for the foreseeable future. If AWBC needs additional liquidity, it would be required to borrow or issue additional capital stock. AWBC’s ability to incur indebtedness is limited by government regulations and its ability to service borrowings is dependent upon the availability of dividends from the Bank. The payment of dividends by the Bank is subject to limitations imposed by law and governmental regulations. During 2001 AWB received $20,122,000 in certificates of deposit through the use of QwickRate Express Data and their Internet services.

The Bank may borrow on a short-term basis to compensate for reductions in other sources of funds. Bank borrowings may also be used on a longer-term basis to support expanded lending activities and to match the maturity of repricing intervals of assets. At December 31, 2001 AWBC had approximately $97 million of lines of credit available for liquidity purposes. Cash flows from operations also contribute significantly to liquidity as indicated in AWBC’s Consolidated Statement of Cash Flows, as well as proceeds from maturities of securities and increasing customer deposits.

AWBC’s total stockholders’ equity increased to $68,206,000 at December 31, 2001, from $64,530,000 at December 31, 2000 and $62,922,000 at December 31, 1999. At December 31, 2001, stockholders’ equity was 10.34% of total assets, compared to 10.78% at December 31, 2000. At December 31, 2001, AWBC held cash and cash-equivalent assets of $25.0 million.

The capital levels of AWBC and the Bank exceed applicable regulatory well-capitalized guidelines at December 31, 2001.

Effects of Inflation and Changing Prices.    The primary impact of inflation on AWBC’s operations is increased asset yields, deposit costs and operating overhead. Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates generally have a more significant impact on a financial institution’s performance than the effects of general levels of inflation. Although interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services, increases in inflation generally have resulted in increased interest rates. The effects of inflation can magnify the growth of assets, and if significant, would require that equity capital increase at a faster rate than would otherwise be necessary.

New Accounting Pronouncements.

In June 2001, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. AWBC will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter 2002. Application of the nonamortization provisions of the Statement is expected to result in an increase in net income of $226,000 per year. During 2002, AWBC will perform the first of the required impairment tests of goodwill as of January 1, 2002 and does not expect the effect of these tests to have an impact on the earnings and financial position of AWBC.

In June 2001, the FASB issued Statement of Financial Accounting Standard No. 143, Accounting for Asset Retirement Obligations, addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement applies to all entities. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development, and the normal operation of a long-lived asset, except for certain obligations of lessees. As used in this Statement, a legal obligation is an obligation that a party is required to settle as a result of an existing or enacted law, statute, ordinance, or written or oral contract, or by legal construction of a contract under the doctrine of promissory estoppel. This Statement amends FASB Statement No. 19, Financial Accounting and Reporting by Oil and Gas Producing Companies. This Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. AWBC does not expect the statement will result in a material impact on its financial position or results of operations.

In August 2001, the FASB issued Statement Accounting Standard No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Dispose Of, and the accounting and reporting provisions of APB Opinion NO. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions for the disposal of a segment of a business. This Statement also amends ARB No. 51, Consolidated Financial Statements, to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The provisions of this Statement are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early application encouraged. The provisions of this Statement generally are to be applied prospectively.

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk.

Market Risk

Management considers interest rate risk to be a market risk that could have a significant effect on the financial condition and results of operations of AWBC. AWBC does not use derivatives including forward and futures contracts, options, and swaps to manage its market and interest rate risks. All of AWBC’s transactions are denominated in U.S. dollars. Approximately 34% of AWBC’s loan portfolio has interest rates, which float with the Bank’s reference interest rate. Fixed rate loans are generally made with a term of five years or less. General economic conditions, regulatory policy and competition in the marketplace affect interest income and cost of funds. The Banks’ operating strategies focus on asset/liability management. The purpose of asset/liability management (“ALM”) is to provide stable net interest income growth by protecting the AWBC’s earnings from undue interest rate risk. AWB follows an ALM policy for controlling exposure to interest rate risk. The ALM policy is designed to maintain an appropriate balance between rate-sensitive assets and liabilities in order to maximize interest rate spreads. AWB monitors the sensitivity of its assets and liabilities with respect to changes in interest rates and maturities, and direct the allocation of their funds accordingly. The strategy of AWB has been to maintain, to the extent possible, a balanced position between assets and liabilities, and to place emphasis on the sensitivity of its assets.

The following table presents estimated maturity or pricing information indicating AWBC’s exposure to interest rate changes as of December 31, 2001. The expected maturities take into consideration historical and estimated principal prepayments for loans and securities. Principal prepayments are the amounts of principal reduction in addition to contractual amortization. Fixed-rate and variable-rate loans are expected to have payment rates of 35%, 25%, 15%, 15%, and 10% for the following five years, respectively. Securities principal payments are based on payment speeds as of December 31, 2001. The expected maturities for financial liabilities with no stated maturity reflect historical and estimated future roll-off rates. The anticipated annual roll-off rates for noninterest bearing deposits, interest-bearing demand deposits and savings deposits are 15%. The interest rates disclosed are based on rates from 2001 results. Fair values are based on the calculations used in accordance with generally accepted accounting principles as disclosed in the financial statements.

	Expected maturity							Fair Value
	2002	2003	2004	2005	2006	Thereafter	Total
Year ended December 31, 2001	($ in thousands)
Financial Assets
Cash and due from banks	$24,421						$24,421	$24,421
Overnight interest bearing deposits with other banks	535						535	535
Weighted average interest rate							2.00%
Securities	5,686						5,686	15,550
Weighted average interest rate							5.50%
Fixed rate loans	123,061	87,901	52,740	52,740	35,161		351,603	380,696
Weighted average interest rate							8.25%
Variable rate loans	80,254	57,324	34,394	34,394	22,930		229,296	229,296
Weighted average interest rate							7.50%
Financial Liabilities
Noninterest bearing deposits	14,742	14,742	14,742	14,742	14,742	24,570	98,280	98,280
Interest-bearing demand deposits	25,058	25,058	25,058	25,058	25,058	41,765	167,055	167,055
Weighted average interest rate							2.25%
Savings deposits	6,051	6,051	6,051	6,051	6,051	10,087	40,342	40,342
Weighted average interest rate							1.75%
Time deposits	199,869	22,004	2,730	1,365	493	99	226,560	247,490
Weighted average interest rate							3.50%
Short-term borrowings	52,974						52,974	52,974
							2.40%
Net of financial assets and liabilities	(64,737)	77,370	38,553	39,918	11,747	(76,521)
Cumulative net amount	(64,737)	12,633	51,186	91,104	102,851	26,330
Percentage of total assets	-9.82%	1.92%	7.76%	13.82%	15.60%	3.99%

The above table presents information about AWBC’s interest sensitivity; it does not predict future earnings. AWBC uses budgeting and earnings projections to forecast earnings. It requires assumptions about the projection of loan and securities prepayments, loan originations and liability funding sources, which may be inaccurate. Weighted average interest rates by expected maturity are not available.

Forward Looking Statements.    Statements contained in this Annual Report, which are not historical facts are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 as amended. A forward-looking statement may contain words as “plan,” “hopes”, “believes”, “estimates”, “will continue to be”, “will be”, “continued to”, “expect to”, “anticipate that”, “to be”, or “can impact”. These forward-looking statements include statements relating to AWBC’s expectations as to (i) the adequacy of provisions for loan losses, (ii) the sufficiency of existing cash balances and investments, together with cash flow from operating activities and available lines of credit to meet AWBC’s liquidity and capital spending requirements in future years, (iii) the effects of inflation and changing prices on AWBC’s operations, (iv) management’s assessment of interest rate risks, and (v) AWBC’s ability to continue to compete effectively with larger enterprises. Management cautions that forward-looking statements are subject to risk and uncertainties that could cause AWBC’s actual results to differ materially from those projected in such forward-looking statements. AWBC’s future business, financial condition and results of operations could differ materially from those anticipated by such forward-looking statements and are subject to risks and uncertainties including the risks set forth below. Moreover, neither AWBC nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements. AWBC is under no duty to update any of the forward-looking statements after the date of this Annual Report to conform such statements to actual results or to changes in our expectations.

Item 8.     Financial Statements and Supplementary Data.

The consolidated financial statements and supplementary data of AWBC and its subsidiary for the years ended December 31, 2001, 2000, and 1999, which have been audited except as indicated by Moss Adams LLP, are included as part of Item 14 of this report.

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

PART III

Item 10.     Directors and Executive Officers of the Registrant.

The information requested by this item is contained in the registrant’s 2002 proxy statement under the headings “Election of Directors” and “Executive Officers who are not Directors”, and is incorporated by reference.

Item 11.     Executive Compensation.

The information requested by this item is contained in the registrant’s 2002 proxy statement under the headings “Executive Compensation” and “Report of the Compensation Committee”, and is incorporated by reference.

Item 12.     Security Ownership of Certain Beneficial Owners and Management.

The information requested by this item is contained in the registrant’s 2002 proxy statement under the heading “Security Ownership of Certain Beneficial Owners and Management”, and is incorporated by reference.

Item 13.     Certain Relationships and Related Transactions.

The information requested by this item is contained in the registrant’s 2002 proxy statement under the heading “Related Party Transactions and Business Relations”, and is incorporated by reference.

PART IV

Item 14.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a) (1)  Financial Statements

Independent Auditor’s Report on Consolidated Financial Statements

Consolidated Statements of Condition

Consolidated Statements of Income

Consolidated Statements of Changes in Stockholders’ Equity

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

(a) (2)  There are no financial statement schedules filed herewith.

(a) (3)  Exhibits

21	Subsidiary of Registrant. Reference is made to “Item 1. Business. AmericanWest Bancorporation and The Bank for the required information.

(b)  Reports on Form 8-K.

There were no Form 8-K Reports during fourth quarter 2001.

(c)  All schedules are omitted as the required information is not applicable or the information is presented in the Consolidated Financial Statements or related notes.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 26th of February 2002.

Principal Executive Officer:

By:	/s/ WES COLLEY Wes Colley	President, Chief Executive Officer and Director

Principal Accounting Officer

By:	/s/ CHAD GALLOWAY Chad Galloway	Vice President and Chief Financial Officer

Remaining Directors

By:	/s/ RAND ELLIOTT Rand Elliott, Directors	By	/s/ DON SWARTZ Don Swartz

By:	/s/ DAVE FRAME Dave Frame, Director	By:	/s/ KEITH SATTER Keith Sattler, Chairman and Director

By:	/s/ ROBERT J. GARDNER Robert J. Gardner, Director	By:	/s/ MIKE TAYLOR Mike Taylor

INDEPENDENT AUDITOR’S REPORT

Board of Directors and Shareholders
AmericanWest Bancorporation
Spokane, Washington

We have audited the accompanying consolidated statement of financial condition of AmericanWest Bancorporation and subsidiary as of December 31, 2001 and 2000, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2001. These consolidated financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provided a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AmericanWest Bancorporation and subsidiary as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

/s/	Moss Adams LLP

Everett, Washington
January 24, 2002

AMERICANWEST BANCORPORATION AND AMERICANWEST BANK

CONSOLIDATED STATEMENTS OF CONDITION
DECEMBER 31, 2001 AND 2000
($ In thousands)

	2001	2000
ASSETS
Cash and due from banks	$24,421	$28,580
Overnight interest bearing deposits with other banks	535	1,247

Cash and cash equivalents	24,956	29,827
Securities	15,550	47,885
Loans, net of allowance for loan losses of $6,624 in 2001 and $4,948 in 2000	580,899	488,459
Accrued interest receivable	5,368	5,379
Premises and equipment, net	13,488	13,215
Foreclosed real estate and other foreclosed assets	1,616	1,510
Life insurance and salary continuation assets	10,519	4,304
Intangible assets	4,970	5,302
Other assets	1,975	2,632

TOTAL ASSETS	$659,341	$598,513

LIABILITIES
Noninterest bearing—demand deposits	$98,280	$96,087
Interest bearing deposits:
NOW and savings accounts	207,397	195,241
Time, $100,000 and over	81,508	71,735
Other time	145,052	138,363

TOTAL DEPOSITS	532,237	501,426
Short-term borrowings	52,974	26,701
Capital lease obligations	627	666
Accrued interest payable	1,439	1,980
Other liabilities	3,858	3,210

TOTAL LIABILITIES	591,135	533,983

STOCKHOLDERS' EQUITY
Common stock, no par, shares authorized 15 million; issued and outstanding 7,905,366 in 2001 and 6,974,012 in 2000	61,540	48,904
Retained earnings	6,584	15,710
Accumulated other comprehensive income, net of tax	82	(84)

TOTAL STOCKHOLDERS' EQUITY	68,206	64,530

TOTAL LIABILITIES and STOCKHOLDERS' EQUITY	$659,341	$598,513

The accompanying notes are an integral part of these financial statements.

AMERICANWEST BANCORPORATION AND AMERICANWEST BANK

CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 2001, 2000 and 1999
($ In thousands, except per share amounts)

	2001	2000	1999
INTEREST INCOME
Interest and fees on loans	$51,300	$46,319	$39,728
Interest on securities	2,078	3,259	3,760
Other interest income	126	464	420

TOTAL INTEREST INCOME	53,504	50,042	43,908

INTEREST EXPENSE
Interest on deposits	17,167	18,979	14,963
Interest on borrowings	1,913	707	471

TOTAL INTEREST EXPENSE	19,080	19,686	15,434

NET INTEREST INCOME	34,424	30,356	28,474
Provision for loan losses	2,855	1,643	1,577

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	31,569	28,713	26,897

NONINTEREST INCOME
Fees and service charges	2,802	2,467	2,482
Insurance commissions	349	964	985
Securities gains/(losses)	188	(327)	66
Gain on sale of Bank of the West name			1,250
Other	1,363	925	1,129

TOTAL NONINTEREST INCOME	4,702	4,029	5,912

NONINTEREST EXPENSE
Salaries and employee benefits	13,115	12,685	11,450
Occupancy expense, net	1,849	1,804	1,562
Equipment expense	1,649	1,503	1,380
State business and occupation tax	571	608	579
Director fees	114	351	501
Intangible assets amortization	336	884	381
Other	4,642	3,493	3,356

TOTAL NONINTEREST EXPENSE	22,276	21,328	19,209

INCOME BEFORE INCOME TAX EXPENSE	13,995	11,414	13,600
INCOME TAX EXPENSE	4,788	3,379	3,888

NET INCOME	$9,207	$8,035	$9,712

Basic earnings per common share	$1.12	$0.91	$1.05
Diluted earnings per common share	$1.12	$0.90	$1.04
Basic weighted average shares outstanding	8,190,374	8,819,697	9,233,412
Diluted weighted average shares outstanding	8,256,160	8,881,387	9,358,949

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2001, 2000, and 1999

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total	Comprehensive Income (Loss)
	Shares	Amount
	($ in thousands)
Balances, January 1, 1999	6,735,999	$41,852	$12,163	$196	$54,211
Common stock issued for options exercised	32,628	221			221
Net income			9,712		9,712	$9,712
Redemption of fractional shares	(1,118)	(17)			(17)
AmericanWest Bank portion of 10% stock dividend	174,930	2,415	(2,415)
Net change in unrealized gain on available-for-sale securities, net of taxes				(1,205)	(1,205)	(1,205)

Balances, December 31, 1999	6,942,439	44,471	19,460	(1,009)	62,922	$8,507

Common stock issued for options exercised	86,789	585			585
10% stock dividend	693,891	8,934	(8,934)
Net income			8,035		8,035	$8,035
Stock repurchase program	(749,107)	(5,086)	(2,851)		(7,937)
Net change in unrealized gain on available-for-sale securities, net of taxes				925	925	925

Balances, December 31, 2000	6,974,012	48,904	15,710	(84)	64,530	$8,960

Common stock issued for options exercised	75,005	504			504
10% stock dividend declared in January 2001	698,298	7,853	(7,853)
10% stock dividend declared in December 2001	718,670	8,408	(8,408)
Net income			9,207		9,207	$9,207
Stock repurchase program	(560,619)	(4,129)	(2,072)		(6,201)
Net change in unrealized gain on available-for-sale securities, net of taxes				166	166	166

Balances, December 31, 2001	7,905,366	$61,540	$6,584	$82	$68,206	$9,373

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2001, 2000 and 1999
	2001	2000	1999
	($ in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$9,207	$8,035	$9,712
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,855	1,643	1,577
Depreciation and amortization	1,234	1,129	930
Deferred income taxes	(814)	(199)	(465)
(Gain)/loss on sale of premises and equipment	(16)	84	(50)
(Increase) decrease in assets:
Accrued interest receivable	11	(885)	71
Life insurance and salary continuation assets	(115)	(481)	(611)
Other assets	1,803	(8)	743
Increase/(decrease) in liabilities:
Accrued interest payable	(541)	613	(279)
Other liabilities	648	870	(686)

NET CASH FROM OPERATING ACTIVITIES	14,272	10,801	10,942

CASH FLOWS FROM INVESTING ACTIVITIES
Securities available-for-sale:
Maturities	19,103	7,774	37,642
Sales	27,566	8,002	10,150
Purchases	(14,168)	(9,595)	(14,832)
Securities held-to-maturity:
Maturities			44
Net increase in loans and leases	(95,295)	(71,892)	(60,255)
Purchase of life insurance contracts	(6,100)
Purchases of premises and equipment	(1,514)	(2,055)	(2,388)
Proceeds from sale of premises and equipment	23	760	521
Foreclosed assets activity	(106)	(331)	66

NET CASH FROM INVESTING ACTIVITIES	(70,491)	(67,337)	(29,052)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase/(decrease) in deposits	30,811	48,527	(14)
Short-term borrowings activity	26,273	19,193	6,872
Principal payments on capital lease obligations	(39)	(24)	(22)
Proceeds from issuance of capital stock	504	585	221
Stock repurchase program	(6,201)	(7,937)
Cash dividends and fractional shares			(17)

NET CASH FROM FINANCING ACTIVITIES	51,348	60,344	7,040

NET CHANGE IN CASH AND CASH EQUIVALENTS	(4,871)	3,808	(11,070)
Cash and cash equivalents at January 1	29,827	26,019	37,089

Cash and cash equivalents at December 31	$24,956	$29,827	$26,019

Interest paid	$19,621	$19,073	$15,713
Income taxes paid	$4,852	$3,726	$3,981
Supplemental Schedule of Noncash Investing and Financing Activities
Foreclosed real estate acquired in settlement of loans	$1,252	$1,498	$1,570
Transfers from securities at cost to securities at fair value		$707

The accompanying notes are an integral part of these financial statements

AMERICANWEST BANCORPORATION AND AMERICANWEST BANK

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.    Business and Summary of Significant Accounting Policies

Basis of consolidation:

The consolidated financial statements include the accounts of AmericanWest Bancorporation (AWBC or Corporation) and its wholly owned subsidiary AmericanWest Bank (AWB or Bank) after eliminating all significant intercompany balances and transactions. During 2001 AWBC merged its five Banks into AWB and sold its insurance subsidiary.

Nature of business:

AWB is a state-chartered commercial bank under the laws of the State of Washington, and provides banking services primarily throughout eastern and central Washington and northern Idaho. AWBC is subject to competition from other financial institutions, as well as nonfinancial intermediaries and to the regulations of certain federal and state agencies and it undergoes periodic examinations by those regulatory agencies.

Basis of financial statement presentation:

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of certain assets and liabilities as of the date of the statement of financial condition and certain revenues and expenses for the period and the accompanying notes. Actual results could differ, either positively or negatively, from those estimates.

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

Securities:

All of the securities are classified available-for-sale. Securities consist primarily of obligations of the U.S. government and U.S. government agencies and state governments.

AMERICANWEST BANCORPORATION AND AMERICANWEST BANK

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 1.    Business and Summary of Significant Accounting Policies (Continued)

Unrealized holding gains and losses, net of tax, on available-for-sale securities are excluded from earnings and reported as a net amount in a separate component of stockholders’ equity until realized. Gains and losses on the sale of available-for-sale securities are determined using the specific-identification method. Premiums and discounts are recognized in interest income using the effective interest method over the period to maturity.

Loans and allowances for loan losses:

Loans receivable that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at their outstanding unpaid principal balances reduced by any charge-offs or specific valuation accounts and net of any deferred fees or costs on originated loans, or unamortized premiums or discounts on purchased loans. Net deferred fees or costs are amortized using the interest method over the life of the loan. Effective July 1, 2001, net loan origination fees and costs are no longer deferred and amortized because the net difference is not significant.

The accrual of interest on impaired loans is discontinued when, in management’s opinion, the borrower may be unable to meet payments as they become due. When interest accrual is discontinued, all unpaid interest is reversed. Interest income is subsequently recognized only to the extent cash payments are received.

An allowance for probable losses on loans is maintained at a level deemed by management to be adequate to provide for potential loan losses through charges to operating expense. The allowance is based upon a continuing review of loans, which includes consideration of actual net loan loss experience, changes in the size and character of the loan portfolio, identification of individual problem situations which may affect the borrower’s ability to repay, the estimated value of any underlying collateral, and evaluation of current economic conditions. Loan losses are recognized through charges to the allowance.

Foreclosed real estate:

Real estate properties acquired through, or in lieu of, loan foreclosure are to be sold and are initially recorded at fair value at the date of foreclosure establishing a new cost basis. After foreclosure, management periodically performs valuations and the real estate is carried at the lower of carrying amount or fair value less cost to sell.

AMERICANWEST BANCORPORATION AND AMERICANWEST BANK

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Cash and cash equivalents:

For the purposes of presentation in the consolidated financial statements of cash flows, cash and cash equivalents include cash on hand, amounts due from banks, and overnight deposits with other banks. The Bank places its cash with high credit quality institutions. The amount on deposit fluctuates and at times exceeds the insured limit by the Federal Deposit Insurance Corporation, which potentially subjects the Bank to credit risk.

Stock options:

Employee stock options are accounted for under Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees”. Stock options are granted at exercise prices not less than the fair market value of common stock on the date of grant. Under APB No. 25, no compensation expense is recognized pursuant to AWBC’s stock option plans. AWBC has disclosed the proforma amounts of net income and earnings per share that would have been reported had it elected to follow the fair value recognition provisions of SFAS No. 123 (Note 14).

AMERICANWEST BANCORPORATION AND AMERICANWEST BANK

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Note 2.    Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. AWBC will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter 2002. Application of the nonamortization provisions of the Statement is expected to result in an increase in net income of $226,000 per year. During 2002, AWBC will perform the first of the required impairment tests of goodwill as of January 1, 2002 and does not expect the effect of these tests to have an impact on the earnings and financial position of AWBC.

Note 3.    Cash and Cash Equivalents

The Bank is required to maintain cash reserves with the Federal Reserve Bank. Cash reserve requirements are computed by applying prescribed percentages to various types of deposits. When the Bank’s cash reserves are in excess of that required it might lend the excess to other banks on a daily basis. Conversely, when cash reserves are less than required, the Bank borrows funds on a daily basis. Such reserve requirements at December 31, 2001 and 2000 were approximately $2,762,000 and $2,708,000, respectively. The average amounts of federal funds sold and overnight interest bearing deposits with other banks for the years ended December 31, 2001 and 2000, were $4,196,000 and $6,172,000, respectively. Similarly, averages of short-term borrowings were $42,461,000 and $10,050,000 for 2001 and 2000, respectively. The balance of short-term borrowings at December 31, 2001 and 2000 was $52,974,000 and $26,701,000, respectively.

AMERICANWEST BANCORPORATION AND AMERICANWEST BANK

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 4.    Securities

Debt and equity securities have been classified according to management’s intent. The amortized cost of securities and their fair values at December 31 were as follows:

December 31, 2001	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	($ in thousands)
Securities available-for-sale:
U.S. Treasury securities	$1,001	$42		$1,043
Obligations of federal government agencies	4,531	53	$20	4,564
Obligations of states, municipalities and political subdivisions	1,255	42		1,297
Mortgage backed securities	2,688	42		2,730
Other securities	5,951	34	69	5,916

Total	$15,426	$213	$89	$15,550

December 31, 2001	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	($ in thousands)
Securities available-for-sale:
U.S. Treasury securities	$2,500	$39	$1	$2,538
Obligations of federal government agencies	18,054	16	95	17,975
Obligations of states, municipalities and political subdivisions	7,458	134		7,592
Mortgage backed securities	9,246	16	169	9,093
Other securities	10,755	1	69	10,687

Total	$48,013	$206	$334	$47,885

AMERICANWEST BANCORPORATION AND AMERICANWEST BANK

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 4.    Securities (Continued)

Securities taxable interest income was $1,596,000, $2,573,000, and $3,009,000 for 2001, 2000 and 1999, respectively. Securities nontaxable interest income was $210,000, $469,000 and $522,000 for 2001, 2000, and 1999, respectively. Dividend income was $272,000, $229,000, and $218,000 for 2001, 2000, and 1999, respectively. Securities with an amortized cost of $5,674,000 and $12,635,000 at December 31, 2001 and 2000, respectively, were pledged for purposes required or permitted by law. Market value of these securities was $5,790,000 and $12,872,000 at December 31, 2001 and 2000, respectively. Other securities includes Federal Home Loan Bank (FHLB) Stock of $4,173,000 in 2001 and $3,540,000 in 2000, which is carried at cost and can be sold back to the Federal Home Loan Bank at cost, but is restricted as to purchase and sale based on the level of AWBC business activity with the FHLB.

Gross realized gains on sales of securities available for sale were $267,000, $44,000, and $69,000 for 2001, 2000, and 1999, respectively. Gross realized losses were $79,000, $370,000, and $3,000 for 2001, 2000, and 1999, respectively.

The contractual scheduled maturity of securities at December 31, 2001 were as follows:

	Amortized Cost	Fair Value
	($ in thousands)
Due in one year or less	$6,070	$6,102
Due from one year to five years	3,658	3,716
Due from five to ten years	2,775	2,745
Due after ten years	316	339
Mortgage backed securities	2,607	2,648

	$15,426	$15,550

Expected maturities will differ from contractual maturities because the issues of certain debt securities have the right to call or prepay their obligations without any penalties.

AMERICANWEST BANCORPORATION AND AMERICANWEST BANK

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 5.    Loans and Allowance for Loan Losses

Loan categories as of December 31, 2001 and 2000 were as follows:

	2001	2000
	($ in thousands)
Commercial and industrial	$411,197	$317,108
Agricultural	88,121	76,093
Real estate mortgage	40,084	62,173
Real estate construction	17,201	12,252
Installment	26,311	22,489
Bank cards and other	5,062	3,972

Total loans	587,976	494,087
Allowance for loan losses	(6,624)	(4,948)
Deferred loan fees, net of deferred costs	(453)	(680)

Net loans	$580,899	$488,459

Variable rate loans were $229,296,000 and $185,345,000 as of December 31, 2001 and 2000, respectively. Remaining loans were fixed rate loans. A summary of loans by contractual maturity as of December 31, 2001 and 2000 is as follows:

	2001	2000
	($ in thousands)
Maturity within one year	$185,917	$124,644
One to five years	220,890	211,794
Over five years	181,169	157,649

	$587,976	$494,087

Changes in the allowance for loan losses are as follows:
	2001	2000	1999
	($ in thousands)
Balance, beginning of year	$4,948	$4,349	$3,819
Provision charged to operations	2,855	1,643	1,577
Loans charged-off	(1,329)	(1,140)	(1,248)
Recoveries	150	96	201

Balance, end of year	$6,624	$4,948	$4,349

AMERICANWEST BANCORPORATION AND AMERICANWEST BANK

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 5.    Loans and Allowance for Loan Losses (Continued)

Impaired loan information as of December 31, 2001, 2000 and 1999 is as follows:

	2001	2000	1999
	($ in thousands)
Impaired loans with specific allowance for loan losses	$1,679	$177	$1,157
Impaired loans without a specific allowance for loan losses	11,442	6,586	5,169

Total impaired loans	$13,121	$6,763	$6,326

Impaired loans allowance for loan losses	$444	$50	$539
Average impaired loans	11,767	6,414	3,544
Interest income recognized for impaired loans	269	41	306

Note 6.    Premises and Equipment

Major classifications of premises and equipment are summarized as of December 31, 2001 and 2000 as follows:

	2001	2000
	($ in thousands)
Premises	$11,865	$11,653
Furniture, fixtures, and equipment	6,314	5,408
Leasehold improvements	843	889

	19,022	17,950
Less accumulated depreciation	(7,672)	(6,873)

	11,350	11,077
Land	2,138	2,138

Premises and equipment, net	$13,488	$13,215

AMERICANWEST BANCORPORATION AND AMERICANWEST BANK

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 7.    Life Insurance and Salary Continuation Plan

The Bank maintains salary continuation plans for the benefit of certain of their directors, executive officers and other key employees. The plan provides for monthly payments to such persons, or their designated beneficiaries, for a period of ten years following retirement at age 65, or death prior to retirement. Amounts payable to eligible participants are determined by reference to such person’s salary or directors’ fee as of the date of each such person’s agreement under the plan.

The plan is generally available to most directors, executive officers and other key employees, and vests according to years of service. Persons employed for at least six continuous years following the effective date of the plan are deemed vested with respect to 20% of the salary continuation benefits available to them, and become vested in an additional 20% of such benefits for each succeeding year of employment thereafter until the employee becomes fully vested. Eligible persons employed for at least ten continuous years prior to the effective date of the plans are deemed fully vested. The Bank has invested funds in life insurance policies to protect the Bank from early payout of the obligations under the salary continuation plan due to the untimely death of plan participants. The Bank is the beneficiary of the life insurance policies. The Bank earns interest on these invested funds, which is classified with noninterest income.

Cash surrender values; salary continuance benefit obligations at age 65, and the recorded liability were as follows as of December 31, 2001 and 2000:

	2001	2000
	($ in thousands)
Cash surrender value	$4,419	$4,304
Present value at age 65 of all participants after full vesting is obtained	5,014	5,040
Present value at age 65 of the current fully vested participants	3,933	3,959
Recorded liability for future benefit obligation	1,428	1,123

Vested participants are eligible to receive benefits at age 65. The Bank invested an additional $6.1 million in life insurance contracts in late December 2001.

AMERICANWEST BANCORPORATION AND AMERICANWEST BANK

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 8.    Income Taxes

The components of income tax expense for the years presented are as follows:

	2001	2000	1999
	($ in thousands)
Current expense	$5,602	$3,578	$4,353
Deferred tax expense/(benefit)	(814)	(199)	(465)

Income tax expense	$4,788	$3,379	$3,888

The effective tax rate differs from the statutory tax rate as follows:

	2001	2000	1999
	($ in thousands)
Income tax at statutory rates	$4,772	$3,892	$4,647
Effect of tax-exempt interest income	(104)	(186)	(204)
Effect of tax credit		(283)	(400)
Effect of nondeductible expenses and other	120	(44)	(155)

Income tax expense	$4,788	$3,379	$3,888

The following are the significant components of deferred tax assets and liabilities. The net amount is classified with other assets in the consolidated financial statements:

	2001	2000
	($ in thousands)
Deferred tax assets:
Allowance for loan losses	$2,163	$1,400
Deferred compensation expense	538	405
Other	296	148

Total deferred tax assets	2,997	1,953

Deferred tax liabilities:
Deferred loan costs	493	500
Lease financing	74	100
FHLB stock dividend income	579	486
Unrealized losses on available-for-sale securities	42	(43)
Other	677	507

Total deferred tax liabilities	1,865	1,550

Net deferred tax assets	$1,132	$403

The applicable tax (benefit)/expense, net for securities gains and losses was $64,000, $(112,000), and $22,000 for 2001, 2000, and 1999, respectively.

AMERICANWEST BANCORPORATION AND AMERICANWEST BANK

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 9.    Time Deposit Maturities

At December 31, 2001, the scheduled maturities of time deposits were as follows:

($ in thousands)
2002	$199,869
2003	22,004
2004	2,730
2005	1,365
2006	493
Later years	99

Total	$226,560

Note 10.    Commitments and Contingent Liabilities

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

The minimum annual rental commitments on capital and operating leases at December 31, 2001, exclusive of taxes and other charges, are summarized as follows:

($ in thousands)
2002	$613
2003	602
2004	551
2005	492
2006	456
Later years	3,936

Total minimum payments due	6,650
Less: Amount representing interest	(342)

Present value of net minimum lease payments	$6,308

AWBC rental expense for 2001, 2000, and 1999 was $669,000, $663,000, and $494,000, respectively.

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

AMERICANWEST BANCORPORATION AND AMERICANWEST BANK

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 10.    Commitments and Contingent Liabilities (Continued)

AWBC’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit and financial guarantees written is represented by the contractual notional amount of those instruments. AWBC uses the same credit policies in making commitments and conditional obligations as it does for statement of condition instruments.

	Contract or Notional Amount
	2001	2000
	($ in thousands)
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$104,783	$93,051
Standby letters of credit and financial guarantees written	1,224	1,891
Unused commitments on bankcards	10,078	13,477

TOTAL	$116,085	$108,419

AWBC does not anticipate any material losses as a result of the commitments or guarantees.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. AWBC evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained if deemed necessary by AWBC upon extension of credit is based on management’s credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment and income producing commercial properties.

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

AMERICANWEST BANCORPORATION AND AMERICANWEST BANK

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 10.    Commitments and Contingent Liabilities (Continued)

The Banks’ loans, commitments, and commercial and standby letters of credit have been granted to customers in the Banks’ market area. As such, significant changes in economic conditions in the State of Washington or within its primary industries could adversely affect the Bank’s ability to collect loans. Substantially all such customers are depositors of the Bank. The concentrations of credit by type of loan are set forth in Note 5. AWBC’s related party loans and deposits are disclosed in Note 16. The Bank, as a matter of policy, does not extend credit to any single borrower in excess of $10,000,000.

As of December 31, 2001 and 2000, AWBC had lines of credit available of $97,439,000 and $95,865,000, respectively. The lines were available for short-term and long-term borrowings.

Note 11.    Common Stock

The Board of Directors approved two stock repurchases in 2001 and 2000. In 2001 560,619 shares were repurchased for $6.2 million. In 2000 749,107 shares were repurchased for $7.9 million. In January and December 2001, January 2000 and January 1999 the Board of Directors declared 10% common stock dividends. AWBC recorded a transfer from retained earnings to common stock for the market value of the additional shares issued. Per share amounts and weighted average shares outstanding have been retroactively adjusted to reflect the stock dividends.

Note 12.    Restrictions on Dividends and Loans

The Bank is subject to banking regulations relating to the payment of dividends and the amount of loans that it may extend. The Bank is allowed to pay dividends out of retained earnings. As of December 31, 2001, the amount of retained earnings of AWB was $38,969,000. As of December 31, 2001 AWBC had $6,584,000 of retained earnings available for dividends.

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

AMERICANWEST BANCORPORATION AND AMERICANWEST BANK

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 13.    Employee Stock Ownership Plan (ESOP) and Profit Sharing 401(k) Plan

AWBC sponsors an ESOP. An ESOP is a form of retirement plan whereby AWBC receives a deduction for contributions to the Plan and the Plan invests all or a portion of the employer Trust contributions and Trust earnings in stock of AWBC. The Plan is qualified under Section 401(a) of the Internal Revenue Code as a stock bonus plan. Employees 21 years or older become eligible for participation after 1,000 hours or more of service in a plan year, and benefits fully vest after five years of service. Contributions to the ESOP plan totaled $183,000, $400,000 and $322,000 for 2001, 2000 and 1999, respectively and are based on a percentage of AWBC earnings. Contributions are allocated pro rata based on eligible annual compensation on December 31. AWBC has a Profit Sharing 401(k) Plan. Contributions to the 401(k) plan in 2001 were $167,000. There were no employer contributions to the plan in 2000 and 1999.

Note 14.    Stock Option Plans

The AWBC Shareholders and Board of Directors approved an Incentive Stock Plan (Plan) in 2001. The plan provides for the issuance of incentive stock options to directors, officers and key employees. The maximum aggregate number of authorized shares issued under this plan is 800,000. In any given year, no eligible participant may receive more than 10,000 shares. The exercise price of each option granted under the Plan may not be less than the fair market value of a share of AWBC’s common stock on the date of grant. The Board of Directors Compensation Committee administers the Plan. The maximum term of an incentive stock option granted under the Plan is ten years and the Plan will terminate on December 31, 2010. On June 1, 2001 128,370 common stock incentive stock options were issued under the new Plan. As of December 31, 2001 there were 357,742 stock options outstanding from prior approved Incentive Stock Option Plans. Future incentive stock options will be issued from the Plan approved in 2001.

AMERICANWEST BANCORPORATION AND AMERICANWEST BANK

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 14.    Stock Option Plans (Continued)

The status of the Plans as of December 31, 2001, 2000 and 1999 is as follows:

	2001		2000		1999
	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
Outstanding at beginning of year	445,201	8.39	449,770	8.07	451,515	7.50
Granted	128,370	9.73	149,617	8.15	44,029	10.55
Exercised	(82,506)	5.95	(105,015)	5.58	(45,774)	4.77
Forfeited	(4,953)	8.80	(49,171)	12.23

Outstanding at year-end	486,112	9.17	445,201	8.39	449,770	8.07

Exercisable at year-end	227,985	8.87	337,659	7.57	281,212	6.81
Weighted average fair value of options granted during the year		9.73		8.15		10.31

The following table summarizes information about stock options outstanding at December 31, 2001:

		Options Outstanding		Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$5.48 – $6.05	31,649	.1 years	$5.73	31,649	$5.73
$6.35	33,983	1.1 years	$6.35	33,983	$6.35
$7.20	8,910	1.2 years	$7.20	8,910	$7.20
$7.85	121,000	2.1 years	$7.85	25,410	$7.85
$7.86	11,550	1.2 years	$7.86	11,550	$7.86
$9.39	28,622	3.1 years	$9.39	7,986	$9.39
$9.73	128,370	4.1 years	$9.73	55,000	$9.73
$10.50	35,463	2.1 years	$10.50
$10.59	2,928	1.9 years	$10.59	2,928	$10.59
$10.89	5,324	2.1 years	$10.89
$11.19	6,003	2.0 years	$11.19
$11.37	15,138	1.9 years	$11.37	15,138	$11.37
$12.88	57,172	1.1 years	$12.88	35,431	$12.88

AMERICANWEST BANCORPORATION AND AMERICANWEST BANK

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 14.    Stock Option Plans (Continued)

If the fair value based method of accounting under SFAS No. 123 had been used for 2001, 2000 and 1999 the results and related assumptions would have been as follows:

	2001	2000	1999
	( $ in thousands, except per share)
Results using fair value based method of accounting:
Net income	$8,919	$7,739	$9,608
Basic earnings per common share	$1.09	$0.88	$1.04
Diluted earnings per common share	$1.08	$0.87	$1.03
Assumptions used to make the fair value calculation:
Risk free interest rate	4.25%	5.00%	5.50%
Expected volatility	28.25%	28.25%	28.25%
Expected cash dividends	0%	0%	0%
Expected stock option life	5.0 years	5.0 years	5.0 years

Note 15.    Parent Company Only Statements

The following are the condensed statements of condition, income, and cash flows for the parent company only, AmericanWest Bancorporation. These statements are presented using the equity method of accounting; therefore, accounts of the subsidiaries have not been included. Intercompany transactions and balances have not been eliminated. The following information should be read in conjunction with the other notes to the consolidated financial statements.

Condensed Statements of Condition

	December 31,
	2001	2000
	($ in thousands)
Cash	$1	$348
Investment in:
Bank subsidiaries	63,918	62,211
Nonbank subsidiary		299
Premises and equipment		1,115
Other assets	4,287	1,165

TOTAL ASSETS	$68,206	$65,138

Accrued expenses and other liabilities		$608
Stockholders' equity	68,206	64,530

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$68,206	$65,138

AMERICANWEST BANCORPORATION AND AMERICANWEST BANK

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 15.    Parent Company Only Statements (Continued)

Condensed Statements of Income

	Years Ended December 31,
	2001	2000	1999
	($ in thousands)
Income:
Bank subsidiaries dividends	$4,471	$6,318	$3,099
Rent income		489	476
Other income	395	6	155

	4,866	6,813	3,730

Expenses:
Salaries and benefits		1,151	1,029
Interest expense	1	6
Depreciation and amortization	226	171	169
Other operating expenses		479	712

	227	1,807	1,910

Income/(loss) before tax benefit and equity in undistributed net income of subsidiaries	4,639	5,006	1,820
Income tax benefit/(expense)	(134)	591	498

Income/(loss) before equity in undistributed net income of subsidiaries	4,505	5,597	2,318

Equity in undistributed net income of:
Bank subsidiaries	4,634	2,348	7,333
Nonbank subsidiaries	68	90	61

Net income	$9,207	$8,035	$9,712

AMERICANWEST BANCORPORATION AND AMERICANWEST BANK

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 15.    Parent Company Only Statements (Continued)

Condensed Statements of Cash Flows

	Years Ended December 31,
	2001	2000	1999
	($ in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$9,207	$8,035	$9,712
Adjustments to reconcile net income to cash provided by operating activities:
Equity in undistributed net income of subsidiaries	(4,702)	(2,438)	(7,394)
Depreciation and amortization	226	171	169
Gain on sale	(391)
(Increase) decrease in other assets	(2,966)	(1,060)	65
Increase (decrease) in other liabilities	(608)	547	(82)

NET CASH FROM OPERATING ACTIVITIES	766	5,255	2,470

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in subsidiaries	(294)	(2,913)
Return of investment in subsidiaries	4,097		52
Purchase of premises and equipment		(632)	(612)
Proceeds from sale of Insurance Agency	781
Sale of premises and equipment		3,585

NET CASH FROM INVESTING ACTIVITIES	4,584	40	(560)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of capital stock	504	585	124
Stock repurchase program	(6,201)	(7,937)
Cash paid for redemption of fractional shares			(17)

NET CASH FROM FINANCING ACTIVITIES	(5,697)	(7,352)	107

NET CHANGE IN CASH	(347)	(2,057)	2,017
CASH, beginning of year	348	2,405	388

CASH, end of year	$1	$348	$2,405

AMERICANWEST BANCORPORATION AND AMERICANWEST BANK

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 16.    Related Party Transactions

Loans to related parties:

Loans to AWBC’s officers and directors are on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than normal risk of collectibility. Such loans had the following balances and activity during 2001 and 2000:

	2001	2000
	($ in thousands)
Balance at beginning of year	$15,104	$20,515
New loans or advances	815	5,230
Repayments and adjustments	(11,897)	(10,641)

Balance at end of year	$4,022	$15,104

Deposits from related parties:

Deposits from related parties totaled $1,365,000 and $12,647,000 at December 31, 2001 and 2000, respectively.

Payments to related parties:

AWB paid $84,000 in 2001, 2000, and 1999 respectively to an Association including one of the Directors of AWBC and AWB for the rent of its Ephrata branch.

AMERICANWEST BANCORPORATION AND AMERICANWEST BANK

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 17.    Fair Value of Financial Instruments

SFAS No. 107, Disclosures about Fair Value of Financial Instruments requires disclosure of fair value information about financial instruments for which it is practicable to estimate fair value. As defined by SFAS No. 107, financial instruments include the categories listed below. It does not include the value of property, plant and equipment and intangible assets such as customer relationships and core deposit intangibles. Fair values of off-statement of condition lending commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counter parties’ credit standing. The fair value of the fees at December 31, 2001 and 2000, were insignificant. See Note 10 for the notional amount of the commitments to extend credit. The following table summarizes carrying amounts, estimated fair values, and assumptions used by AWBC to estimate fair value as of December 31, 2001 and 2000:

As of December 31, 2001:	Assumptions Used in Estimating Fair Value	Carrying Amount	Estimated Fair Value
		($ in thousands)
Financial Assets:
Cash and due from banks	Equal to carrying value	$24,421	$24,421
Overnight interest bearing deposits with other banks	Equal to carrying value	535	535
Securities	Quoted market prices	15,550	15,550
Loans	Fixed-rate loans: Discounted expected future cash flows, variable-rate loans: equal to carrying value, net of allowance for loan losses	580,899	609,992
Financial Liabilities:
Deposits	Fixed-rate certificates of deposit: Discounted expected future cash flows
	All other deposits: Equal to carrying value	532,237	553,167
Short-term borrowings	Equal to carrying value	52,974	52,974

As of December 31, 2000:	Assumptions Used in Estimating Fair Value	Carrying Amount	Estimated Fair Value
		($ in thousands)
Financial Assets:
Cash and due from banks	Equal to carrying value	$28,580	$28,580
Overnight interest bearing deposits with other banks	Equal to carrying value	1,247	1,247
Securities	Quoted market prices	47,885	47,885
Loans	Fixed-rate loans: Discounted expected future cash flows, variable-rate loans: equal to carrying value, net of allowance for loan losses	488,459	488,116
Financial Liabilities:
Deposits	Fixed-rate certificates of deposit: Discounted expected future cash flows
	All other deposits: Equal to carrying value	501,426	501,860
Short-term borrowings	Equal to carrying value	26,701	26,701

AMERICANWEST BANCORPORATION AND AMERICANWEST BANK

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 18.    Regulatory Matters

The Bank is subject to various regulatory capital requirements administered by the banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-statement of condition items.

The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios set forth in the following table of total and Tier I capital to risk-weighted and average assets. As of December 31, 2001 AWBC and AWB were considered well capitalized based on regulatory capital standards.

AMERICANWEST BANCORPORATION AND AMERICANWEST BANK

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2001 and 2000 the regulatory ratios for AWBC and AWB were as follows:

	Actual		Adequately Capitalized			Well Capitalized
	Amount	Ratio	Amount		Ratio	Amount		Ratio
	($ in thousands)
As of December 31, 2001:
Total capital to risk weighted assets:
AWBC	$69,778	11.25%	$	>49,633	8.00%	$	>62,041	10.00%
AWB	69,362	11.18%		>49,620	8.00%		>62,025	10.00%

Tier I capital to risk weighted assets:
AWBC	63,154	10.18%		>24,816	4.00%		>37,225	6.00%
AWB	62,738	10.12%		>24,810	4.00%		>37,215	6.00%

Leverage capital, Tier I capital to average assets:
AWBC	63,154	9.84%		>25,660	4.00%		>32,075	5.00%
AWB	62,738	9.92%		>25,297	4.00%		>31,622	5.00%

As of December 31, 2000:
Total capital to risk weighted assets:
AWBC	$64,260	12.18%	$	>42,192	8.00%	$	>52,740	10.00%
USB	24,723	11.04%		>17,911	8.00%		>23,389	10.00%
HSB	12,399	12.30%		>8,064	8.00%		>10,080	10.00%
BOP	6,678	10.77%		>4,960	8.00%		>6,199	10.00%
GNB	3,992	11.67%		>2,736	8.00%		>3,420	10.00%
AWB	14,178	11.46%		>9,901	8.00%		>12,376	10.00%

Tier I capital to risk weighted assets:
AWBC	59,312	11.25%		>21,096	4.00%		>31,644	6.00%
USB	22,596	10.09%		>8,956	4.00%		>13,433	6.00%
HSB	11,424	11.33%		>4,032	4.00%		>6,048	6.00%
BOP	6,154	9.93%		>2,480	4.00%		>3,720	6.00%
GNB	3,668	10.72%		>1,368	4.00%		>2,052	6.00%
AWB	13,148	10.62%		>4,950	4.00%		>7,246	6.00%

Leverage capital, Tier I capital to average assets:
AWBC	59,312	10.24%		>23,176	4.00%		>28,970	5.00%
USB	22,596	10.04%		>8,998	4.00%		>11,248	5.00%
HSB	11,424	10.19%		>4,483	4.00%		>5,604	5.00%
BOP	6,154	9.16%		>2,686	4.00%		>3,358	5.00%
GNB	3,668	8.02%		>1,830	4.00%		>2,288	5.00%
AWB	13,148	10.84%		>4,850	4.00%		>6,062	5.00%

AMERICANWEST BANCORPORATION AND AMERICANWEST BANK

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 19.    Earnings Per Share

The following is a reconciliation of the numerators and denominators for basic and diluted per-share computations for net income for 2001, 2000 and 1999:

	2001	2000	1999
	($ in thousands, except per share)
Numerator:
Net income	$9,207	$8,035	$9,712
Denominator:
Weighted-average number of common shares outstanding	8,190,374	8,819,697	9,233,412
Incremental shares assumed for stock options	65,786	61,690	125,537

Total	8,256,160	8,881,387	9,358,949

Basic earnings per common share	$1.12	$0.91	$1.05
Diluted earnings per common share	$1.12	$0.90	$1.04
Potentially dilutive stock option shares	122,028	150,650	143,013

QUARTERLY FINANCIAL DATA
CONDENSED CONSOLIDATED STATEMENT OF INCOME-QUARTERLY
($ in thousands, except per share)

UNAUDITED

	2001, Quarter Ended				2000, Quarter Ended
	Dec. 31	Sept. 30	June 30	Mar. 31	Dec. 31	Sept. 30	June 30	Mar. 31
Interest income	$13,229	$13,616	$13,340	$13,319	$13,727	$13,055	$12,022	$11,238
Interest expense	3,802	4,555	5,162	5,561	5,385	5,271	4,719	4,311

Net Interest Income	9,427	9,061	8,178	7,758	8,342	7,784	7,303	6,927
Provision for loan losses	618	1,109	707	421	647	352	307	337

Net interest income after provision for loan losses	8,809	7,952	7,471	7,337	7,695	7,432	6,996	6,590
Noninterest income	1,055	1,070	1,326	1,251	1,018	925	1,043	1,043
Noninterest expense	5,548	5,545	5,322	5,861	5,837	5,123	5,148	5,220

Income before income taxes	4,316	3,477	3,475	2,727	2,876	3,234	2,891	2,413
Income tax	1,540	1,180	1,161	907	825	1,058	873	623

Net income	$2,776	$2,297	$2,314	$1,820	$2,051	$2,176	$2,018	$1,790

Basic earnings per common share	$0.35	$0.28	$0.28	$0.22	$0.24	$0.25	$0.23	$0.20
Diluted earnings per common share	$0.35	$0.28	$0.28	$0.21	$0.24	$0.25	$0.23	$0.19
Basic average shares	7,932,785	8,133,848	8,271,923	8,429,012	8,519,111	8,782,550	8,853,077	9,131,179
Diluted average shares	8,007,335	8,205,918	8,330,313	8,502,078	8,591,469	8,831,893	8,898,737	9,206,633