Form 10-Q
period 2002-03-31
AMERICANWEST BANCORPORATION
filed 2002-04-23
CIK 726990

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 000-18561

AMERICANWEST BANCORPORATION
(Exact Name of Registrant as Specified in Its Charter)

Washington	91-1259511
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

9506 North Newport Highway, Spokane, WA 99218-1200
(Address of Principal Executive Offices)

(509) 467-6949
(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

The issuer has one class of capital stock, that being common stock. On April 18, 2002, there were 7,843,309 shares of such stock outstanding.

AMERICANWEST BANCORPORATION

INDEX TO QUARTERLY REPORT ON FORM 10-Q
March 31, 2002

AMERICANWEST BANCORPORATION

AmericanWest Bancorporation and AmericanWest Bank
Condensed Consolidated Statements of Condition

	March 31, 2002	December 31, 2001
	($ In thousands)

ASSETS
Cash and due from banks	$21,076	$24,421
Overnight interest bearing deposits with other banks	19,814	535

Cash and cash equivalents	40,890	24,956
Securities	14,085	15,550
Loans, net of allowance for loan losses of $6,380 in 2002 and $6,624 in 2001	602,337	580,899
Accrued interest receivable	5,388	5,368
Premises and equipment, net	13,879	13,488
Foreclosed real estate and other foreclosed assets	1,427	1,616
Life insurance and salary continuation assets	10,594	10,519
Goodwill	3,872	3,872
Intangible assets	1,070	1,098
Other assets	1,922	1,975

TOTAL ASSETS	$695,464	$659,341

LIABILITIES
Noninterest bearing—demand deposits	$96,439	$98,280
Interest bearing:
NOW and savings accounts	223,123	207,397
Time, $100,000 and over	117,735	81,508
Other time	142,120	145,052

TOTAL DEPOSITS	579,417	532,237

Short-term borrowings	40,228	52,974
Capital lease obligations	617	627
Accrued interest payable	1,386	1,439
Other liabilities	4,038	3,858

TOTAL LIABILITIES	625,686	591,135

STOCKHOLDERS' EQUITY
Common stock, no par, shares authorized 15,000,000; issued and outstanding 7,849,809 in 2002 and 7,905,366 in 2001	61,108	61,540
Retained earnings	8,627	6,584
Accumulated other comprehensive income, net of tax	43	82

TOTAL STOCKHOLDERS' EQUITY	69,778	68,206

TOTAL LIABILITIES and STOCKHOLDERS' EQUITY	$695,464	$659,341

The accompanying notes are an integral part of these statements.

AMERICANWEST BANCORPORATION

AmericanWest Bancorporation and AmericanWest Bank
Condensed Consolidated Statements of Income

	Three Months Ended March 31,
	2002	2001
	($ In thousands, except per share)
INTEREST INCOME
Interest and fees on loans and leases	$12,730	$12,501
Interest on securities	216	777
Other interest income	40	41

TOTAL INTEREST INCOME	12,986	13,319

INTEREST EXPENSE
Interest on deposits	3,185	5,099
Interest on borrowings	312	462

TOTAL INTEREST EXPENSE	3,497	5,561

NET INTEREST INCOME	9,489	7,758
Provision for loan losses	810	421

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	8,679	7,337

NONINTEREST INCOME
Fees and service charges	808	580
Insurance commissions	11	310
Securities gains		4
Other	243	357

TOTAL NONINTEREST INCOME	1,062	1,251

NONINTEREST EXPENSE
Salaries and employee benefits	3,678	3,503
Occupancy expense, net	490	520
Equipment expense	473	404
Intangible assets amortization	28	84
Other operating expense	1,363	1,350

TOTAL NONINTEREST EXPENSE	6,032	5,861

INCOME BEFORE INCOME TAX EXPENSE	3,709	2,727

INCOME TAX EXPENSE	1,194	907

NET INCOME	$2,515	$1,820

Basic earnings per common share	$0.32	$0.22
Diluted earnings per common share	$0.31	$0.21
Basic weighted average shares outstanding	7,904,009	8,429,012
Diluted weighted average shares outstanding	8,003,117	8,502,078

The accompanying notes are an integral part of these statements.

AMERICANWEST BANCORPORATION

AmericanWest Bancorporation and AmericanWest Bank
Condensed Consolidated Statements of Cash Flows
Year-To-Date March 31, 2002 and 2001
($ in thousands)

	2002	2001
Cash flows from operating activities:
Net income	$2,515	$1,820
Provision for loan losses	810	421
Depreciation and amortization	345	266
(Increase)/decrease in assets and liabilities:
Accrued interest receivable	(20)	(502)
Life insurance and salary continuation assets	(75)	(3)
Other assets	82	1,213
Accrued interest payable	(53)	321
Other liabilities	180	(891)

Net cash provided by operating activities	3,784	2,645

Cash flows from investing activities:
Securities:
Maturities	1,488	6,656
Sales		645
Purchases	(62)	(14,199)
Net increase in loans	(22,248)	(19,386)
Purchases of premises and equipment	(736)	(517)
Foreclosed real estate activity	189	(32)

Net cash change in investing activities	(21,369)	(26,833)

Cash flows from financing activities:
Net change in deposits	47,180	16,437
Short-term borrowings activity	(12,746)	7,967
Principal payments on capital lease obligations	(10)	(9)
Cash payments for stock repurchases	(1,351)	(1,191)
Cash received from stock sales	446	251

Net cash provided by financing activities	33,519	23,455

Net change in cash and cash equivalents	15,934	(733)
Cash and cash equivalents, beginning of year	24,956	29,827

Cash and cash equivalents, end of quarter	$40,890	$29,094

The accompanying notes are an integral part of these statements.

AMERICANWEST BANCORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.     Management Statement

The consolidated financial statements include AmericanWest Bancorporation and it’s wholly owned subsidiary (AWBC), AmericanWest Bank, after eliminating all significant intercompany balances and transactions.

The interim unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments consisting only of normal recurring accruals necessary for a fair presentation of the financial condition, the results of operations, and cash flows for the interim periods included herein have been made. The consolidated statement of condition of AWBC as of December 31, 2001 has been derived from the audited consolidated statement of condition of AWBC as of that date. The results of operations for the three months ended March 31, 2002, are not necessarily indicative of results to be anticipated for the year ending December 31, 2002. For additional information, refer to the consolidated financial statements and footnotes thereto included in AWBC’s annual report on Form 10-K for the year ended December 31, 2001.

NOTE 2.    Securities

The securities are classified as available-for-sale and are stated at fair value, and unrealized holding gains and losses, net of related deferred taxes, are reported as a separate component of stockholders’ equity. Gains or losses on available-for-sale securities sales are reported as part of noninterest income based on the net proceeds and the adjusted carrying amount of the securities sold, using the specific identification method. Carrying amount and fair values at March 31, 2002 and December 31, 2001 were as follows:

	March 31, 2002		December 31, 2001
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	($ in thousands)
U.S. Treasury securities	$501	$532	$1,001	$1,043
Obligations of federal government agencies	3,299	3,314	4,531	4,564
Mortgage backed securities	1,979	2,009	2,688	2,730
Obligations of states, municipalities and
political subdivisions	1,246	1,282	1,255	1,297
Other securities	6,993	6,948	5,951	5,916

Total	$14,018	$14,085	$15,426	$15,550

AMERICANWEST BANCORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 3.    Loans

Loan detail by category as of March 31, 2002 and December 31, 2001 were as follows:

	March 31, 2002	December 31, 2001
	($ in thousands)
Commercial and industrial	$441,109	$411,197
Agricultural	80,709	88,121
Real estate mortgage	42,855	40,084
Real estate construction	16,830	17,201
Installment	22,181	26,311
Bank cards and other	5,400	5,062

Total loans	609,084	587,976
Allowance for loan losses	(6,380)	(6,624)
Deferred loan fees, net of deferred costs	(367)	(453)

Net loans	$602,337	$580,899

NOTE 4.    Allowance for loan losses

The allowance for loan loss is maintained at levels considered adequate by management to provide for possible loan losses. The allowance is based on management’s assessment of various factors affecting the loan portfolio, including problem loans, business conditions and loss experience, and an overall evaluation of the quality of the underlying collateral. Changes in the allowance for loan losses during the three months ended March 31, 2002 and 2001 were as follows:

	Three Months Ended March 31,
	2002	2001
	($ in thousands)
Balance, beginning of period	$6,624	$4,948
Provision for loan losses	810	421
Loan charge-offs	(1,104)	(109)
Loan recoveries	50	16

Balance, end of period	$6,380	$5,276

NOTE 5.    Goodwill

In accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, in January 2002 AWBC performed an impairment test of goodwill resulting in no impairment. As a result, goodwill of $3,872,000 ceased to be amortized. AWBC will continue to periodically evaluate goodwill for impairment.

NOTE 6.    Subsequent event

On April 1, 2002 AWBC announced a definitive agreement to merge with Latah Bancorporation of Latah, Washington and its commercial bank subsidiary Bank of Latah. Bank of Latah operates eight offices, located in Eastern Washington and Northern Idaho. As of December 31, 2001 it had approximately $128 million in assets, $85 million in loans, $109 million in deposits, and $6.6 million in stockholders’ equity. The transaction value is approximately $17.6 million with 80% paid in cash and 20% in

AMERICANWEST BANCORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AWBC stock to Latah shareholders. The purchase method of accounting will be used for recording this transaction.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion contains a review of the results of operations and financial condition for first quarter 2002 and 2001. This information should be read in conjunction with the financial statements and related notes appearing in this report. The reader is assumed to have access to AWBC’s Form 10-K for the year ended December 31, 2001, which contains additional information.

This discussion may contain certain forward-looking statements, which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those stated. Readers are cautioned not to place undue reliance on these forward-looking statements.

Overview

A performance summary and detailed discussion regarding the first quarter for 2002 and 2001 follows.

AMERICANWEST BANCORPORATION AND AMERICANWEST BANK
PERFORMANCE SUMMARY

	Three Months Ended March 31,
	2002	2001	% Change
	($ in thousands, except per share)
Interest income	$12,986	$13,319	-2.5%
Interest expense	3,497	5,561	-37.1%

Net interest income	9,489	7,758	22.3%
Provision for loan losses	810	421	92.4%

Net interest income after provision for loan losses	8,679	7,337	18.3%
Noninterest income	1,062	1,251	-15.1%
Noninterest expense	6,032	5,861	2.9%

Income before income taxes	3,709	2,727	36.0%
Income taxes	1,194	907	31.6%

Net income	$2,515	$1,820	38.2%

Basic earnings per common share	$0.32	$0.22	45.5%
Diluted earnings per common share	$0.31	$0.21	47.6%

Net Income

AWBC reported net income of $2,515,000 for the first quarter of 2002 compared to $1,820,000 for the same period in 2001. Diluted earnings per share were $.31 in 2002 and $.21 in 2001.

AMERICANWEST BANCORPORATION

Net Interest Income

Year 2002 net interest income grew 22% to $9,489,000 compared to $7,758,000 in 2001. The growth in net interest income was partly due to loan volume growth, which on an average basis grew 20% to $598 million in 2002 from $500 million in 2001. In addition the net interest margin to average earning assets grew from 5.66% in 2001 to 6.18% in 2002.

Provision for Loan Losses

The allowance for possible loan losses is based on AWBC’s Credit Management’s evaluation of the loan portfolio. The allowance for loan losses is 1.05% of loans as of March 31, 2002 and 1.03% as of March 31, 2001. Net loan charge-offs were $1.1 million in first quarter 2002 based on an evaluation of the loan portfolio by Management. The provision for loan losses charged to expense for 2002 was 92% higher at $810,000 compared to $421,000 in 2001.

Noninterest Income

Noninterest income decreased by 15% in 2002 due to the nonrecurring 2001 sales of TransAlliance and the Insurance Agency. Insurance commissions have declined in 2002 due to the sale of the Insurance Agency. Fees and service charges on deposit accounts increased by $228,000 or 39% over 2001 as AWBC improved its collection of overdraft and NSF fees.

Noninterest Expense

Noninterest expense increased only 3% to $6,032,000 in 2002 from $5,861,000 in 2001. The increase was primarily due to loan officer incentive expense.

Nonperforming Assets

Total nonperforming assets increased to $16.4 million or 2.36% of total assets in the first quarter of 2002 compared to $10.2 million or 1.63% the year before. The majority of the nonperforming assets involve six borrowers totaling $12.3 million. Management believes it is secured on a $4 million retail/office complex and $5 million on two ice skating complexes, all in Spokane. Two apple orchards, each with $1 million owing in the Yakima area, should have no further loss. The sixth loan is also in Yakima for $1.3 million on a nursery and commercial real estate. The allowance for loan losses was $6.4 million, equal to 1.05% of total loans and 42.62% of nonperforming loans at March 31, 2002.

AMERICANWEST BANCORPORATION

Subsequent Event

On April 1, 2002 AWBC announced a definitive agreement to merge with Latah Bancorporation of Latah, Washington and its commercial bank subsidiary Bank of Latah. Bank of Latah operates eight offices, located in Eastern Washington and Northern Idaho. As of December 31, 2001 it had approximately $128 million in assets, $85 million in loans, $109 million in deposits, and $6.6 million in stockholders’ equity. The transaction value is approximately $17.6 million with 80% paid in cash and 20% in AWBC stock to Latah shareholders. The purchase method of accounting will be used for recording this transaction.

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

Part II

Other Information

Item 6.     Exhibits and Reports on Form 8-K

(a)  Exhibits

None in first quarter 2002.

(b)  Reports on Form 8-K

None in first quarter 2002.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on April 18, 2002.

AMERICANWEST BANCORPORATION

/s/ WES COLLEY
Wes Colley, President and Chief Executive Officer

/s/ DAN MURRAY
Dan Murray, Senior Vice President and Credit Administrator

/s/ CHAD GALLOWAY
Chad Galloway, Vice President and Chief Financial Officer