Form 10-Q
period 2002-06-30
AMERICANWEST BANCORPORATION
filed 2002-08-14
CIK 726990

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

    (Mark One)

(X)	Quarterly report under Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2002 or

( )	Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the transition period from to

Commission file number 000 – 18561

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

Yes      X         No

The issuer has one class of capital stock, that being common stock. On August 10, 2002, there were 8,126,592 shares of such stock outstanding.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

June 30, 2002

AmericanWest Bancorporation and AmericanWest Bank
Condensed Consolidated Statements of Condition
($ in thousands)

	June 30, 2002	December 31, 2001

ASSETS

Cash and due from banks	$17,842	$24,421
Overnight interest bearing deposits with other banks	11,241	535

Cash and cash equivalents	29,083	24,956

Securities	16,363	15,550

Loans, net of allowance for loan losses of $7,022 in 2002 and $6,624 in 2001	630,961	580,899

Accrued interest receivable	5,466	5,368
Premises and equipment, net	14,464	13,488
Foreclosed real estate and other foreclosed assets	6,052	1,616
Life insurance and salary continuation assets	10,823	10,519
Goodwill	3,872	3,872
Intangible assets	1,040	1,098
Other assets	1,786	1,975

TOTAL ASSETS	$719,910	$659,341

LIABILITIES

Noninterest bearing – demand deposits	$102,260	$98,280
Interest bearing:
NOW and savings accounts	227,489	207,397
Time, $100,000 and over	133,241	81,508
Other time	133,875	145,052

TOTAL DEPOSITS	596,865	532,237

Short-term borrowings	45,342	52,974
Capital lease obligations	607	627
Accrued interest payable	1,094	1,439
Other liabilities	3,926	3,858

TOTAL LIABILITIES	647,834	591,135

STOCKHOLDERS' EQUITY

Common stock, no par, shares authorized 15,000,000; issued and outstanding 7,849,809 in 2002 and 7,905,366 in 2001	60,985	61,540
Retained earnings	10,978	6,584
Accumulated other comprehensive income, net of tax	113	82

TOTAL STOCKHOLDERS' EQUITY	72,076	68,206

TOTAL LIABILITIES and STOCKHOLDERS' EQUITY	$719,910	$659,341

The accompanying notes are an integral part of these statements.

AmericanWest Bancorporation and AmericanWest Bank
Condensed Consolidated Statements of Income
($ in thousands, except per share)

	Three Months Ended June 30,		Year to Date June 30,
	2002	2001	2002	2001
INTEREST INCOME
Interest and fees on loans and leases	$13,109	12,640	$25,839	$25,141
Interest on securities	206	681	422	1,458
Other interest income	25	19	65	60

TOTAL INTEREST INCOME	13,340	13,340	26,326	26,659

INTEREST EXPENSE
Interest on deposits	3,199	4,595	6,384	9,694
Interest on borrowings	253	567	565	1,029

TOTAL INTEREST EXPENSE	3,452	5,162	6,949	10,723

NET INTEREST INCOME	9,888	8,178	19,377	15,936
Provision for loan losses	1,272	707	2,082	1,128

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	8,616	7,471	17,295	14,808

NONINTEREST INCOME
Fees and service charges	879	661	1,687	1,241
Insurance commissions	11	7	22	317
Securities gains	0	110	0	114
Other	373	548	616	905

TOTAL NONINTEREST INCOME	1,263	1,326	2,325	2,577

NONINTEREST EXPENSE
Salaries and employee benefits	3,746	3,049	7,424	6,552
Occupancy expense, net	453	443	943	963
Equipment expense	461	388	934	792
Intangible assets amortization	29	84	57	168
Other operating expense	1,552	1,358	2,915	2,708

TOTAL NONINTEREST EXPENSE	6,241	5,322	12,273	11,183

INCOME BEFORE INCOME TAX EXPENSE	3,638	3,475	7,347	6,202

INCOME TAX EXPENSE	1,197	1,161	2,391	2,068

NET INCOME	$2,441	$2,314	$4,956	$4,134

Basic earnings per common share	$0.31	$0.31	$0.63	$0.54
Diluted earnings per common share	$0.30	$0.31	$0.62	$0.54
Basic weighted average shares outstanding	7,842,783	7,519,930	7,873,226	7,590,940
Diluted weighted average shares outstanding	8,048,255	7,573,012	8,025,686	7,650,643

The accompanying notes are an integral part of these statements.

AmericanWest Bancorporation and AmericanWest Bank
Condensed Consolidated Statements of Cash Flows
Year-To-Date June 30, 2002 and 2001
($ in thousands)
	2002	2001
Cash flows from operating activities:
Net income	$4,956	$4,134
Provision for loan losses	2,082	1,128
Net income	$4,956	$4,134
Depreciation and amortization	647	521
(Increase)/decrease in assets and liabilities:
Accrued interest receivable	(98)	(1,197)
Life insurance and salary continuation assets	(304)	(48)
Other assets	247	1,110
Accrued interest payable	(345)	142
Other liabilities	68	93

Net cash provided by operating activities	7,253	5,883

Cash flows from investing activities:
Securities:
Maturities	2,472	10,344
Sales	0	21,112
Purchases	(3,246)	(14,664)
Net increase in loans	(57,033)	(58,927)
Sales of pemises and equipment	9	26
Purchases of premises and equipment	(1,638)	(686)
Foreclosed real estate activity	453	(220)

Net cash change in investing activities	(58,983)	(43,015)

Cash flows from financing activities:
Net change in deposits	64,628	7,632
Short-term borrowings activity	(7,632)	30,012
Principal payments on capital lease obligations	(20)	(18)
Cash payments for stock repurchases	(1,587)	(3,220)
Cash received from stock sales	468	340

Net cash provided by financing activities	55,857	34,746

Net change in cash and cash equivalents	4,127	(2,386)
Cash and cash equivalents, beginning of year	24,956	29,827

Cash and cash equivalents, end of quarter	$29,083	$27,441

The accompanying notes are an integral part of these statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.    Management Statement
The consolidated financial statements include AmericanWest Bancorporation (AWBC) and it’s wholly-owned subsidiary, AmericanWest Bank, after eliminating all significant intercompany balances and transactions.

The interim unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments consisting only of normal recurring accruals necessary for a fair presentation of the financial condition, the results of operations, and cash flows for the interim periods included herein have been made. The consolidated statement of condition of AWBC as of December 31, 2001 has been derived from the audited consolidated statement of condition of AWBC as of that date. The results of operations for the six months ended June 30, 2002, are not necessarily indicative of results to be anticipated for the year ending December 31, 2002. For additional information, refer to the consolidated financial statements and footnotes thereto included in AWBC’s annual report on Form 10-K for the year ended December 31, 2001.

NOTE 2.    Securities
The securities are classified as available-for-sale and are stated at fair value, and unrealized holding gains and losses, net of related deferred taxes, are reported as a separate component of stockholders’ equity. Gains or losses on available-for-sale securities sales are reported as part of noninterest income based on the net proceeds and the adjusted carrying amount of the securities sold, using the specific identification method. Carrying amount and fair values at June 30, 2002 and December 31, 2001 were as follows:

	June 30, 2002		December 31, 2001
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	($ in thousands)
U.S. Treasury securities	$501	$543	$1,001	$1,043
Obligations of federal government agencies	3,799	3,836	4,531	4,564
Mortgage backed securities	2,760	2,798	2,688	2,730
Obligations of states, municipalities and political subdivisions	1,100	1,147	1,255	1,297
Other securities	8,032	8,039	5,951	5,916

Total	$16,192	$16,363	$15,426	$15,550

NOTE 3.    Loans
Loan detail by category as of June 30, 2002 and December 31, 2001 were as follows:

	June 30, 2002	December 31, 2001
	($ in thousands)
Commercial and industrial	$465,205	$411,197
Agricultural	87,141	88,121
Real estate mortgage	38,895	40,084
Real estate construction	18,586	17,201
Installment	20,513	26,311
Bank cards and other	7,934	5,062

Total loans	638,274	587,976
Allowance for loan losses	(7,022)	(6,624)
Deferred loan fees, net of deferred costs	(291)	(453)

Net loans	$630,961	$580,899

NOTE 4.    Allowance for loan losses
The allowance for loan loss is maintained at levels considered adequate by management to provide for possible loan losses. The allowance is based on management’s assessment of various factors affecting the loan portfolio, including problem loans, business conditions and loss experience, and an overall evaluation of the quality of the underlying collateral. Changes in the allowance for loan losses during the three and six months ended June 30, 2002 and 2001 were as follows:

	Three Months Ended June 30,		Year to Date June 30,
	2002	2001	2002	2001
	($ in thousands)
Balance, beginning of period	$6,380	$5,276	$6,624	$4,948
Provision for loan losses	1,272	707	2,082	1,128
Loan charge-offs	(863)	(498)	(1,967)	(607)
Loan recoveries	233	26	283	42

Balance, end of period	$7,022	$5,511	$7,022	$5,511

NOTE 5.    Goodwill
In accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, in January 2002 AWBC performed an impairment test of goodwill resulting in no impairment. As a result, goodwill of $3,872,000 ceased to be amortized. AWBC will continue to periodically evaluate goodwill for impairment.

NOTE 6.    Subsequent event
On July 31, 2002, the Company completed its acquisition of and merger with Latah Bancorporation and its wholly-owned subsidiary, Bank of Latah. This transaction, which was accounted for as a purchase, involved the issuance of 330,093 shares of the Company’s common stock and the payment of $13.5 million in cash to the shareholders of Latah Bancorporation. The Company issued $9.3 million in subordinated debt to fund a portion of this transaction and has assumed $2.6 million in subordinated debt previously held by Latah. The company now holds 100% of the voting equity interest in Bank of Latah.

As a result of this transaction, the Company’s assets increased by $131 million. Loans and securities increased by $95 million and $26 million, respectively. Deposits increased by $113 million.

Item 2:    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion contains a review of the results of operations and financial condition for second quarter and the year-to-date results in 2002 and 2001. This information should be read in conjunction with the financial statements and related notes appearing in this report. The reader is assumed to have access to AWBC’s Form 10-K for the year ended December 31, 2001, which contains additional information.

This discussion may contain certain forward-looking statements, which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those stated. Readers are cautioned not to place undue reliance on these forward-looking statements.

AmericanWest Bancorporation and AmericanWest Bank
AmericanWest Bancorporation, Inc (the “Company”) is a bank holding company registered under the Bank Holding Company Act of 1956, as amended. The company conducts business through a single wholly-owned subsidiary, AmericanWest Bank, (the “Bank”) a state-chartered, FDIC-insured commercial bank organized under the laws of the State of Washington. The Company’s and the Bank’s main offices are located in Spokane, Washington.

The Bank provides a full range of banking services to small and medium-sized business, professionals, and consumers through 32 banking offices located in eastern Washington and northern Idaho.

The principal sources of the Company’s revenue are 1) interest and fees on loans, 2) fees for deposit accounts and related services, and 3) interest on investments (principally government securities) and 4) interest bearing deposits with other banks. The Bank’s lending activities consist of term and operating loans to businesses and farmers, real estate construction and development loans, vehicle and equipment loans for both businesses and consumers, and real estate mortgage loans. The Bank also offers a full line of deposit account products and related services.

Bank of Latah
On July 31, 2002, the Company completed its acquisition of and merger with Latah Bancorporation and its wholly-owned subsidiary, Bank of Latah. This transaction, which was accounted for as a purchase, involved the issuance of 330,093 shares of the Company’s common stock and the payment of $13.5 million in cash to the shareholders of Latah Bancorporation. The Company issued $9.3 million in subordinated debt to fund this transaction and has assumed $2.6 million in subordinated debt previously held by Latah. The Company now holds 100% of the voting equity interest in Bank of Latah. The Company intends to operate Latah as a separate subsidiary bank until the first quarter of 2003.

As a result of this transaction, the Company’s assets increased by $131 million. Loans and securities increased by $95 million and $26 million, respectively. Deposits increased by $113 million. These amounts are not reflected in the Condensed Consolidated Financial Statements accompanying this report.

The addition of Bank of Latah to the company’s operations adds value to the Company in several ways. First, Bank of Latah is a well-managed and profitable bank with good asset quality and projected net income after tax of $1.6 million in 2002. Second, Bank of Latah’s business locations mesh very well with those of AmericanWest, increasing our presence in the important Palouse agricultural market of eastern Washington and adding four locations in northern Idaho. With the additional of our new offices in Lewiston and Hayden, this will bring our number of Idaho locations to seven by year end. Third, Bank of Latah’s operating philosophy and information systems are substantially similar to those of the Company, making for an easy integration these operations. Finally, this acquisition adds new profitable leverage to the Company’s capital, providing for greater future returns on equity.

Performance Overview
The table below summarizes the Company’s financial performance for the three and six month periods ending June 30, 2002 and 2001:

AMERICANWEST BANCORPORATION AND SUBSIDIARIES
PERFORMANCE SUMMARY

	Three Months Ended June 30,			Year-To-Date June 30,
	2002	2001	% Change	2002	2001	% Change
	($ in thousands, except per share)
Interest income	$13,340	$13,340	0.0%	$26,326	$26,659	-1.2%
Interest expense	3,452	5,162	-33.1%	6,949	10,723	-35.2%

Net interest income	9,888	8,178	20.9%	19,377	15,936	21.6%

Provision for loan losses	1,272	707	79.9%	2,082	1,128	84.6%

Net interest income after provision for loan losses	8,616	7,471	15.3%	17,295	14,808	16.8%

Noninterest income	1,263	1,326	-4.8%	2,325	2,577	-9.8%
Noninterest expense	6,241	5,322	17.3%	12,273	11,183	9.7%

Income before income taxes	3,638	3,475	4.7%	7,347	6,202	18.5%

Income taxes	1,197	1,161	3.1%	2,391	2,068	15.6%

Net income	$2,441	$2,314	5.5%	$4,956	$4,134	19.9%

Basic earnings per common share	$0.31	$0.31	0.0%	$0.63	$0.54	16.7%
Diluted earnings per common share	$0.30	$0.31	-3.2%	$0.62	$0.54	14.8%

Net Income
The Company reported net income of $2,441,000 or $0.30 per fully diluted share for the second quarter of 2002 compared to $2,314,000 and $0.31 for the same period in 2001. For the first six months of 2002, net income was $4,956,000 or $0.62 per fully diluted share versus $4,134,000 and $0.54 in 2001. The Company’s return on average assets was 1.44% for the six months ended June 30, 2002 and 1.35% for the same period in 2001. All of the Company’s net income for these periods was derived from the operating results of the Bank.

Net Interest Income
Net interest income for the six months ended June 30, 2002 was $19,377,000, an increase of $3,441,000 or 22% over the same period in 2001. This was the principal factor in the increase of the Company’s net income for the same period.

Growth in net interest income was due to two factors. First, loans increased by 15.6% to $637,691,000 in 2002 over $551,769,000 in 2001. Second, the Company’s net interest margin increased to 6.15% in 2002 versus 5.66% in 2001.

This favorable change in net interest margin has been due to a faster decline in the Company’s interest expense than the related decline in the yield on loans and other earning assets. The maturities of the Company’s time deposits are generally shorter than that of its loans, causing these liabilities to re-price more quickly in a period of falling rates. In addition, the Company has continually adjusted the rates on other interest-bearing deposits downward as market rates have declined. Finally, the Company has carefully managed the rates and terms on new loans to slow the decline in earning asset yields.

Current conditions appear to indicate that market rates will not fall significantly through the remainder of 2002. Sluggish economic activity and negligible inflationary pressure also indicate that rates will not increase materially until well into 2003. When rates rise, the Company may see its net interest income decline as deposits re-price upward more quickly than loans. This may be offset somewhat by the Company’s efforts to emphasize variable rate lending and less rate-sensitive deposit types.

The following table sets forth the Company’s net interest margin for the six months ending June 30, 2002 and 2001:

AmericanWest Bancorporation and Subsidiaries
Net Interest Margin
Year-To-Date June 30, 2002 and 2001
($ in thousands)

	2002 Average	Interest	%	2001 Average	Interest	%
Loans	$612,998	$22,286	7.33%	$516,952	$23,507	9.17%
Loan fees		3,553	1.17%		1,634	0.64%
Investments	22,835	487	4.30%	50,679	1,518	6.04%

Total earning assets	635,833	26,326	8.35%	567,631	26,659	9.47%
Other assets	50,812			50,934
Total assets	$686,645	$26,326		$618,565	$26,659

Interest-bearing deposits	$470,669	$6,384	2.74%	$420,158	$9,694	4.65%
Borrowings	42,424	565	2.69%	40,758	1,029	5.09%

Total interest-bearing liabilities	513,093	6,949	2.73%	460,916	10,723	4.69%

Noninterest bearing deposits	97,738			86,933
Other liabilities	5,127			5,133
Total liabilities	615,958	6,949		552,982	10,723
Equity	70,687			65,583
Total liabilities and capital	$686,645	$6,949		$618,565	$10,723

Net interest income/spread		$19,377	5.62%		$15,936	4.78%
Net interest margin to average earning assets			6.15%			5.66%

Provision for Loan Losses
Provision for loan losses reduces net interest income. The Company provided $2,082,000 in the first six months of 2002, compared to $1,128,000 in 2001. This increased provision is the result of growth in the Company’s loans and the recognition of increased risk in the Company’s loan portfolio in light of increases in non-performing assets and declining economic activity.

Management believes the allowance for possible loan losses is adequate to absorb any losses in the current portfolio. This statement is based on management’s continuing evaluation of the inherent risks in outstanding loans, current levels of nonperforming assets and economic factors.

Noninterest Income and Expense
Noninterest income for the six months ended June 30, 2002 was $2,325,000, a decrease of 10% from 2001. 2001 amounts include revenue from a former insurance agency subsidiary and one-time gains from the sale of that subsidiary and the sale of an investment in an ATM transaction processor. Fees and service charges increased in 2002 to $1,687,000 over $1,241,000 in 2001. This is primarily due to improved assessment and collection of overdraft and NSF fees and general growth in business volume.

Noninterest expense increased slightly to $12,273,000 at June 30, 2002 compared to 2001. Most of this increase was attributable to higher employee incentive expense.

Nonperforming Assets
Nonperforming assets include loans that are 90 or more days past due or in non-accrual status and real estate and other loan collateral acquired through foreclosure. Total nonperforming assets were $18,199,000 or 2.53% of total assets at June 30, 2002. This compares to $15,791,000 or 2.48% of assets in 2001. The majority of nonperforming assets involve seven borrowers totaling $14.3 million. The Company has reached a settlement agreement with the owners of one ice skating complex in Spokane that management believes will allow the Company to recover the entire principal amount of the loan ($2.2 million). (This agreement was consummated on July 31, 2002.) The Company continues to operate another ice skating complex in Spokane pending its sale as an operating business. Management believes such a sale will recover substantially all of the $3.1 million balance of this loan.

Management believes it remains well secured on a $4 million retail/office complex in Spokane. This loan is subject to litigation and is scheduled for trial in October. Management believes the Company will prevail in this matter.

The Company has acquired two former apple orchards in the Yakima area and is working to recast these properties for development as residential or commercial sites. It is management’s belief that these efforts will allow the Company to fully recover the $2 million book value of these assets

The Company is in negotiations with the borrower on a $2.0 million loan secured by commercial real estate and nursery stock in the Yakima area to allow the borrower to refinance properties and repay the obligation. Management believes this process will lead to full recovery on this loan.

The company is working with a Yakima area borrower on a $1.0 million loan secured by residential building lots to facilitate the sale of the lots. Management believes the loan is well secured and anticipates no loss.

Financial Condition
The Company’s consolidated assets at June 30, 2002 were $719,910,000, an increase of 9.2% over December 31, 2001. Asset growth took the form of increased loans outstanding, funded by increased deposits and short-term borrowings. Total stockholders equity was $72,076,000 at the same date, up from $68,206,000 at year-end 2001. Increases in shareholder’s equity came from net income, which was partially offset by buy-backs of common stock.

Investment Portfolio
The Company’s investment portfolio grew slightly from $15,550,000 at December 31 2001 to 16,363,000 in 2002. This growth came through purchases on investment securities, partially offset by maturities, pay downs and calls on securities. There were no sales of securities during this period. The major classifications of investments as of June 30, 2002 and December 31, 2001 can be found in the Notes to Condensed Consolidated Financial Statements. All securities are classified at available-for–sale. Management believes that this classification provides greater flexibility to respond to interest rate changes and liquidity needs.

Loan Portfolio
The major classifications of loans at June 30, 2002 and December 31, 2001 can be found in the Notes to Condensed Consolidated Financial Statements.

Totals loans were 637,983,000 at June 30, 2002 compared to 587,523,000 at December 31, 2001. This growth was centered in commercial and industrial loans, which increased by $54 million to $465 million. Smaller increases were also realized in real estate construction and credit card loans, which had combined growth of $4 million. These increases were partially offset by small decreases in installment, agricultural and mortgage loans, which declined by $8 million in the aggregate. Management continues to pursue loan growth, both in total and as a percentage of assets, as a source of increased net interest income.

Allowance for Loan Losses
At June 30, 2002, the Company’s Allowance for Loan Losses was $7,022,000 or 1.10% of total loans. This compares to $6,624,000 or 1.12% at December 31, 2001. Activity in the Allowance is summarized in Note 4 in the Notes to Condensed Consolidated Financial Statements.

The Allowance for Loan Losses is increased by charges to income (provision for loan losses) and decreased by charge offs (net of recoveries). Loans are charged to the allowance when management believes the collection of principal is unlikely. The allowance is an amount management believes is adequate to absorb losses inherent in existing loans and commitments to extend credit. This judgment is based on growth and composition of the portfolio, periodic risk evaluation of existing loans and loan commitments, past loan loss experience, economic factors, and the status of specific problem loans.

The majority of the Company’s loans are to small and medium-sized business and farmers in eastern Washington and northern Idaho and are secured by residential and commercial real estate, crops and business inventory and receivables. Real estate values in this area remain stable. Prices for agricultural commodities, with the exception of apples, also remain at normal levels. However, significant long-term changes in either of these underlying factors could affect the collectibility of a material portion of the Company’s loans outstanding.

While management uses available information to evaluate and recognize loan losses, further reductions in the carrying amounts of loans may be necessary based on changes in local, national and/or global economic conditions. In addition, state and federal regulatory agencies, as part of their normal examination process periodically review the estimated losses loans. Such agencies may require the company to recognize additional estimated losses based on their judgment about information available to them at the time of their examination, even if such estimated losses do not ultimately occur.

Deposits
The Company’s primary source of funds is customer deposits. To attract and retain deposits, the Company offers a wide variety of account types and maturities, both interest-bearing and non interest-bearing. Many accounts types have additional services bundled with them, such as insurance, travel discounts, free checks and free or discounted access to other bank services. Interest rates on accounts are determined by management based on the Company’s funding needs and market conditions and can change as frequently as daily.

At June 30, 2002, total deposits were $596,865,000, an increase of $64 million over December 31, 2001.

In recent years, competition from non-bank investment alternatives has increased competition for retail deposits. The current low interest rate environment also makes it more difficult to attract consumer deposits, particularly the longer maturities the Company desires to protect its net interest margin. In light of these factors and to further diversify its funding sources, the company has expanded its use of time deposits from public entities and from small depository institutions. These funds have also proven to be less costly than retail time deposits. At June 30, 2002, these accounts totaled $112,465,000 or 18.8% of total deposits.

Liquidity and Capital Resources
In addition to the strategy noted for deposits above, the Company uses short-term borrowings, principally in the form of advances from the Federal Home Loan Bank of Seattle, as a source of funding. With maturities ranging from overnight to one year, these advances are used to provide a ready source of short-term liquidity for the bank’s operations and are a tool the Company uses to manage its interest rate risk.

At June 30, 2002, these borrowings stood at $45,000,000 with a weighted average rate of 2.14% and a weighted average maturity of 161 days. The Company’s total line of credit at the FHLB is approximately $84,000,000. The Company also has unused credit lines totaling $25,000,000 with two correspondent banks.

As a federally-regulated bank holding company, the Company is required to maintain minimum levels of capital at all times. Bank regulatory agencies have promulgated regulations that measure the Company’s capital in three ways. Shareholders equity is measured against assets both on a book basis and on a risk-weighted basis according to standardized risk categories for specific types of assets. In addition, shareholders equity is adjusted for certain other items, most prominently the Allowance for Loan Losses and certain intangibles, to arrive at defined regulatory capital. This amount is then measured against risk-weighted assets.

The table below lists the Company’s capital ratios relative to regulatory requirements at June 30, 2002:

AmericanWest Bancorporation and Subsidiaries
Regualtory Capital Ratios as of June 30, 2002

Capital Ratio	Reglatory Standard for "Well Capitalized" Rating	Actual Ratio
Shareholders Equity to Average Total Assets	5.00%	9.69%
Shareholders Equity to Risk Weighted Assets	6.00%	9.77%
Total Capital to Risk Weighted Assets	10.00%	10.79%

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

Management considers interest rate risk to be a market risk that could have a significant effect on the financial condition of AWBC. There have been no material changes in reported market risks faced by AWBC since the end of the most recent fiscal year.

Part II
Other Information

Item 4.    Submission of Matters to a Vote of Security Holders

(a)	Annual meeting of shareholders was held on April 23, 2002.

(b)	Proxies for the annual meeting were solicited pursuant to Regulation 14 under the Act

(c)	Matters voted upon at the meeting

Proposal 1 – Election of Directors

	For	Withhold
Wesley E. Colley	5,596,022	69,731
James Rand Elliot	5,662,746	3,007
David E. Frame	5,662,767	2,886
Robert J. Gardner	5,663,075	2,678
Keith P. Sattler	5,662,470	4,283
Donald H. Swartz II	5,648,522	17,231
P. Mike Taylor	5,573,991	91,842

Item 5.    Other Matters

Following the annual meeting of shareholders April 23, 2002 David E. Frame resigned from the Company’s Board of Directors for personal reasons. The Board appointed former director Norman McKibben to fill the vacancy created by Mr. Frame’s resignation until the next meeting of shareholders.

Item 6.    Exhibits and Reports on Form 8-K

(a)	Exhibits
None in second quarter 2002.

(b)	Reports on Form 8-K
On April 1, 2002, the Company filed a Form 8-K covering its planned acquisition of Latah Bancorporation. This transaction was consummated on July 31, 2002.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 13, 2002.

AMERICANWEST BANCORPORATION

\s\ Wes Colley
Wes Colley, President and Chief Executive Officer

\s\ Dan Murray
Dan Murray, Senior Vice President and Credit Administrator

\s\ Wade A. Griffith
Wade A. Griffith, Vice President and Acting Chief Financial Officer

CERTIFICATION

To my knowledge, this Report on Form 10-Q for the quarter ended June 30, 2002, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and the information contained in this Report fairly presents, in all material respects, the financial condition and the results of operation of AmericanWest Bancorporation.

By:	\s\ Wes Colley
Wes Colley, Chief Executive Officer

By:	\s\ Wade A. Griffith
Wade A. Griffith, Acting Chief Financial Officer