Form 10-Q
period 2002-09-30
AMERICANWEST BANCORPORATION
filed 2002-11-12
CIK 726990

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

The issuer has one class of capital stock, that being common stock. On November 12, 2002, there were 8,062,768 shares of such stock outstanding.

AMERICANWEST BANCORPORATION

INDEX TO QUARTERLY REPORT ON FORM 10-Q

September 30, 2002

AMERICANWEST BANCORPORAION

Part I    Financial Information

AmericanWest Bancorporation and Subsidiaries
Condensed Consolidated Statements of Condition

	September 30,	December 31,
	2002	2001
	($ In thousands)
ASSETS
Cash and due from banks	$46,828	$24,421
Overnight interest bearing deposits with other banks	4,101	535

Cash and cash equivalents	50,929	24,956
Securities	40,464	15,550
Loans, net of allowance for loan losses of $9,005 in 2002 and $6,624 in 2001	743,452	580,899
Accrued interest receivable	7,782	5,368
Premises and equipment, net	18,608	13,488
Foreclosed real estate and other foreclosed assets	8,364	1,616
Life insurance and salary continuation assets	11,728	10,519
Goodwill	12,049	3,872
Intangible assets	3,246	1,098
Other assets	2,421	1,975

TOTAL ASSETS	$899,043	$659,341

LIABILITIES
Noninterest bearing—demand deposits	$135,440	$98,280
Interest bearing:
NOW and savings accounts	294,930	207,397
Time, $100,000 and over	163,630	81,508
Other time	165,428	145,052

TOTAL DEPOSITS	759,428	532,237
Short-term borrowings	42,226	52,974
Capital lease obligations	597	627
Long Term Debt	2,662
Trust Preferred Securities	10,000
Accrued interest payable	1,266	1,439
Other Liabilities	4,891	3,858

TOTAL LIABILITIES	821,070	591,135
STOCKHOLDERS’ EQUITY
Common stock, no par, shares authorized 15,000,000; issued and outstanding 8,062,768 in 2002 and 7,905,366 in 2001	64,136	61,540
Retained earnings	13,616	6,584
Accumulated other comprehensive income, net of tax	221	82

TOTAL STOCKHOLDERS’ EQUITY	77,973	68,206

TOTAL LIABILITIES and STOCKHOLDERS’ EQUITY	$899,043	$659,341

The accompanying notes are an integral part of these financial statements.

AMERICANWEST BANCORPORATION AmericanWest Bancorporation and Subsidiaries Condensed Consolidated Statements of Income
	Three Months Ended September 30,		Year to Date September 30,
	2002	2001	2002	2001
	($ In thousands, except per share)
INTEREST INCOME
Interest and fees on loans and leases	$15,460	$13,215	$41,299	$38,356
Interest on securities	504	368	991	1,826
Other interest income		33		93

TOTAL INTEREST INCOME	15,964	13,616	42,290	40,275

INTEREST EXPENSE
Interest on deposits	3,627	4,026	10,012	13,720
Interest on borrowings	372	529	936	1,558

TOTAL INTEREST EXPENSE	3,999	4,555	10,948	15,278

NET INTEREST INCOME	11,965	9,061	31,342	24,997
Provision for loan losses	1,738	1,109	3,820	2,237

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	10,227	7,952	27,522	22,760

NONINTEREST INCOME
Fees and service charges	975	729	2,661	1,970
Insurance commissions	6	17	28	334
Securities gains	44	66	44	180
Other	449	258	1,067	1,163

TOTAL NONINTEREST INCOME	1,474	1,070	3,800	3,647

NONINTEREST EXPENSE
Salaries and employee benefits	4,296	3,134	11,721	9,686
Occupancy expense, net	516	436	1,460	1,399
Equipment expense	467	419	1,402	1,211
Intangible assets amortization	52	81	109	249
Other operating expense	1,935	1,475	4,847	4,183

TOTAL NONINTEREST EXPENSE	7,266	5,545	19,539	16,728

INCOME BEFORE INCOME TAX EXPENSE	4,435	3,477	11,783	9,679
INCOME TAX EXPENSE	1,404	1,180	3,795	3,248

NET INCOME	$3,031	$2,297	$7,988	$6,431

Basic earnings per common share	$0.38	$0.31	$1.01	$0.85
Diluted earnings per common share	$0.37	$0.31	$0.99	$0.85
Basic weighted average shares outstanding	8,003,493	7,394,407	7,917,126	7,524,709
Diluted weighted average shares outstanding	8,214,042	7,459,925	8,089,244	7,585,197

The accompanying notes are an integral part of these financial statements

AMERICANWEST BANCORPORATION

AmericanWest Bancorporation and AmericanWest Bank
Condensed Consolidated Statements of Cash Flows
Year-To-Date September 30, 2002 and 2001
($in thousands)

	2002	2001
Cash flows from operating activities:
Net income	$7,988	$6,431
Provision for loan losses	3,820	2,237
Depreciation and amortization	1,095	880
Stock issued for employee incentive program	223
(Increase)/decrease in assets and liabilities:
Gain on sales of fixed assets	(12)
Accrued interest receivable	(775)	(1,352)
Life insurance and salary continuation assets	(483)	(80)
Other assets	(426)	1,495
Accrued interest payable	(408)	(34)
Other liabilities	468	200

Net cash provided by operating activities	11,490	9,777

Cash flows from investing activities:
Securities:
Maturities	5,924	17,864
Sales	1,537	25,902
Purchases	(5,797)	(14,735)
Net increase in loans	(78,556)	(69,753)
Sales of pemises and equipment	40	10
Purchases of premises and equipment	(3,544)	(1,345)
Net Cash to Acquire Latah Bancorporation	(8,601)
Foreclosed real estate activity	330	(404)

Net cash change in investing activities	(88,667)	(42,461)

Cash flows from financing activities:
Net change in deposits	114,440	23,106
Short-term borrowings activity	(18,507)	17,300
Principal payments on capital lease obligations	(30)	(29)
Proceeds from trust preferred securities	10,000
Cash payments for stock repurchases	(3,015)	(4,605)
Cash received from stock sales	262	414

Net cash provided by financing activities	103,150	36,186

Net change in cash and cash equivalents	25,973	3,502
Cash and cash equivalents, beginning of year	24,956	29,827

Cash and cash equivalents, end of quarter	$50,929	$33,329

The accompanying notes are an integral part of these financial statements.

AMERICANWEST BANCORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.   Basis of Presentation
The consolidated financial statements include AmericanWest Bancorporation and it’s wholly owned subsidiaries (AWBC), AmericanWest Bank and Bank of Latah, after eliminating all significant intercompany balances and transactions.

The interim unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments consisting only of normal recurring accruals necessary for a fair presentation of the financial condition, the results of operations, and cash flows for the interim periods included herein have been made. The consolidated statement of condition of AWBC as of December 31, 2001 has been derived from the audited consolidated statement of condition of AWBC as of that date. The results of operations for the nine months ended September 30, 2002, are not necessarily indicative of results to be anticipated for the year ending December 31, 2002. For additional information, refer to the consolidated financial statements and footnotes thereto included in AWBC’s annual report on Form 10-K for the year ended December 31, 2001.

NOTE 2.    Acquisition and Intangible Assets
On July 31, 2002, the Corporation completed its acquisition of 100% of the voting equity interest in Latah Bancorporation and its wholly-owned subsidiary, Bank of Latah. The results of Latah Bancorporation’s operations have been included in the consolidated financial statements since that date. Bank of Latah is a commercial bank providing a wide array of banking products and services to its customers in the Palouse region of eastern Washington.

The aggregate purchase price was approximately $17.5 million, including $13.5 million in cash and 330,093 shares of the Corporation’s common stock valued at $4 million. The value of the shares of common stock issued was determined based on the closing market price of the Corporation’s shares on March 28, 2002, the date of the definitive agreement and notification to the public of the transaction. The Corporation issued $9.3 million in subordinated debt to fund a portion of the transaction and has assumed approximately $2.7 million in long-term debt previously held by Latah. The $9.3 million in subordinated debt was subsequently repaid with the proceeds from the issuance of trust preferred securities (Note 6)

The addition of Bank of Latah to the Corporation’s operations adds value to the Corporation in several ways. First, Bank of Latah is a well-managed and profitable bank with good asset quality. Second, Bank of Latah’s business locations mesh well with those of the Corporation, increasing our presence in the important Palouse agricultural market of eastern Washington and adding four locations in northern Idaho. With the addition of our new offices in Lewiston and Hayden, Idaho, this will bring the number of our Idaho locations to seven by year end. Third, Bank of Latah’s operating philosophy and information systems are substantially similar to those of the Corporation, making for an easy integration. Finally, this acquisition adds new profitable leverage to the Corporation’s capital, providing for greater future returns on equity.

AMERICANWEST BANCORPORATION

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

At July 31, 2002 ($000s)

Cash and cash equivalents	$4,907
Securities	26,362
Loans, net	94,665
Premises and equipment, net	2,591
Other Assets	2,714
Core Deposit Intangible	2,256
Goodwill	8,177

Total assets acquired	$141,672

Deposits	$112,751
Short-term borrowings	7,759
Other liabilities	949
Long Term Debt	2,663

Total liabilities assumed	$124,122

Net assets acquired	$17,550

Core deposits are a dependable, long-term source of funds for the Corporation. The core deposit intangible asset will be amortized over the estimated life of the depositor relationships of 15 years under the straight-line method. Goodwill resulting from the acquisition totaled $8,177,000 and will be periodically evaluated for impairment. None of the goodwill is expected to be deductible for tax purposes.

The results for the three and nine months ended September 30, 2002, include the effect of adopting Statement of Financial Accounting Standards (SFAS) No. 142 Goodwill and Other Intangible Assets. SFAS 142 provides that goodwill is no longer amortized and the value of an identifiable intangible asset must be amortized over its useful life, unless the asset is determined to have an indefinite useful life. Goodwill must be tested for impairment as of the beginning of the fiscal year in which SFAS 142 is adopted and at least annually thereafter. In January 2002, the Corporation performed an impairment test of goodwill resulting in no impairment. As a result, goodwill of $3,872,000 at December 31, 2001 ceased to be amortized. AWBC will continue to periodically evaluate goodwill for impairment.

AMERICANWEST BANCORPORATION

Had the Corporation been accounting for its goodwill under SFAS 142 for all periods presented, the Corporation’s net income and earnings per share would have been as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2002	2001	2002	2001
Reported Net Income	$3,031	$2,297	$7,988	$6,431
Add Back Goodwill Amortization net of tax	—	56	—	169

Total	$3,031	$2,353	$7,988	$6,600

Basic Earnings per Share
Reported Net Income	$0.38	$0.31	$1.01	$0.85
Goodwill Amortization	—	0.01	—	0.02

Adjusted Earnings per Share	$0.38	$0.32	$1.01	$0.87

Diluted Earnings per Share
Reported Net Income	$0.37	$0.31	$0.99	$0.85
Goodwill Amortization	—	0.01	—	0.02

Adjusted Earnings per Share	$0.37	$0.32	$0.99	$0.87

The changes in the carrying amount of goodwill for the nine months ended September 30, 2002 are as follows ($000s):

Balance at January 1, 2002	$3,872
Goodwill acquired during the year	8,177

Balance at September 30, 2002	$12,049

AMERICANWEST BANCORPORATION

Intangible asset balances as of September 30, 2002 were as follows:

	September 30, 2002
	Gross Carrying Amount	Accumulated Amortization	Net	Weighted Average Useful Life
	($000)
Core Deposit Intangibles
Wells Fargo Branches Purchased	$2,100	$(1,123)	$977	15 Years
Bank of America Branches Purchased	$256	$(3)	$253	15 Years
Purchase of Bank of Latah	$2,000	$(22)	$1,978	15 Years
Purchased Escrow Servicing	$102	$(64)	$38	8 Years

Total	$4,458	$(1,212)	$3,246

The Corporation has no identifiable intangible assets with indefinite useful lives.

Amortization expense for the net carrying amount of intangible assets at September 30, 2002 is estimated to be as follows ($000s):

Remainder of 2002	$66
2003	$264
2004	$264
2005	$264
2006	$264
2007	$264
After 2007	$264

AMERICANWEST BANCORPORATION

NOTE 3.    Securities
The securities are classified as available-for-sale and are stated at fair value, and unrealized holding gains and losses, net of related deferred taxes, are reported as a separate component of stockholders’ equity. Gains or losses on available-for-sale securities sales are reported as part of noninterest income based on the net proceeds and the adjusted carrying amount of the securities sold, using the specific identification method. Carrying amount and fair values at September 30, 2002 and December 31, 2001 were as follows:

	September 30, 2002		December 31, 2001
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	($ in thousands)
U.S. Treasury securities	$501	$556	$1,001	$1,043
Obligations of federal government agencies	$8,575	$8,656	4,531	4,564
Mortgage backed securities	$6,071	$6,089	2,688	2,730
Obligations of states, municipalities and political subdivisions
Other securities	$15,261	$15,424	5,951	5,916

Total	$39,581	$40,464	$15,426	$15,550

NOTE 4.    Loans
Loan detail by category as of September 30, 2002 and December 31, 2001 were as follows:

	September 30, 2002	December 31, 2001
	($ in thousands)
Commercial and industrial	$474,906	$411,197
Agricultural	91,457	88,121
Real estate mortgage	39,453	40,084
Real estate construction	21,730	17,201
Installment	21,263	26,311
Bank cards and other	8,718	5,062

Total loans	657,527	587,976
Allowance for loan losses	(8,011)	(6,624)
Deferred loan fees, net of deferred costs	(257)	(453)

Net loans	$649,259	$580,899

AMERICANWEST BANCORPORATION

NOTE 5.    Allowance for Loan Losses
The allowance for loan loss is maintained at levels considered adequate by management to provide for possible loan losses. The allowance is based on management’s assessment of various factors affecting the loan portfolio, including problem loans, business conditions and loss experience, and an overall evaluation of the quality of the underlying collateral. Changes in the allowance for loan losses during the three and nine months ended September 30, 2002 and 2001 were as follows:

	Three Months Ended		Year to Date
	September 30,		September 30,
	2002	2001	2002	2001
	($ in thousands)
Balance, beginning of period	$7,022	$5,511	$6,624	$4,948
Balances Acquired	$878		$878
Provision for loan losses	1,738	$1,109	3,820	2,237
Loan charge-offs	(728)	$(221)	(2,666)	(828)
Loan recoveries	95	$16	349	58

Balance, end of period	$9,005	$6,415	$9,005	$6,415

NOTE 6.    Issuance of Trust Preferred Securities
During the third quarter of 2002 the Holding Company formed a subsidiary whose sole purpose was to issue $10.0 million in Trust Preferred Securities through a pool sponsored by FTN Financial Capital Markets Under the terms of the transaction the Trust Preferred Securities will have a maturity of 30 years and are redeemable after five years with certain exceptions. The floating-rate securities have a 5.22% interest rate, which will reset quarterly at the three-month LIBOR rate plus 3.40%. The Trust Preferred Securities will be recorded as a liability on the Statement of Financial Condition, but are expected to qualify as Tier 1 capital for regulatory capital purposes. The proceeds from the offering were used to retire debt associated with the purchase of Latah Bancorporation, Inc.

NOTE 7.    New Accounting Pronouncements
Statement of Financial Accounting Standard (SFAS) No. 146, Accounting for Costs Associated with Exit or Disposal Activities, addresses financial accounting and reporting for the treatment of costs associated with exit or disposal activities. This Statement improves financial reporting by requiring that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. This Statement replaces EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity. The provisions of this Statement are to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Corporation does not expect the Statement will result in a material impact on its financial position or results of operations.

AMERICANWEST BANCORPORATION

Statement of Financial Accounting Standard (SFAS) No. 147, Acquisitions of Certain Financial Institutions—an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9. The provisions of this Statement that relate to the application of the purchase method of accounting apply to all acquisitions of financial institutions, except transactions between two or more mutual enterprises. This Statement removes acquisitions of financial institutions from the scope of both Statement 72 and Interpretation 9 and requires that those transactions be accounted for in accordance with FASB Statements No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. In addition, this Statement amends FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets. This Statement is effective for acquisitions for which the date of acquisition is on or after October 1, 2002. The Corporation does not expect the Statement will result in a material impact on its financial position or results of operations.

AMERICANWEST BANCORPORATION

Item 2:    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion contains a review of the results of operations and financial condition for third quarter and the year-to-date results in 2002 and 2001. This information should be read in conjunction with the financial statements and related notes appearing in this report. The reader is assumed to have access to AWBC’s Form 10-K for the year ended December 31, 2001, which contains additional information.

This discussion may contain certain forward-looking statements, which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those stated. Readers are cautioned not to place undue reliance on these forward-looking statements.

AmericanWest Bancorporation
AmericanWest Bancorporation, Inc (the “Corporation”) is a bank holding company registered under the Bank Holding Company Act of 1956, as amended. The Corporation conducts business through two wholly-owned subsidiaries, AmericanWest Bank, (AWB) a state-chartered, FDIC-insured commercial bank organized under the laws of the State of Washington, and Bank of Latah (Latah), a state-chartered, FDIC-insured commercial bank organized under the laws of the State of Idaho. The Corporation’s main office is located in Spokane, Washington.

AmericanWest Bank
AWB provides a full range of banking services to small and medium sized businesses, professionals, and consumers through 32 banking offices located in eastern Washington and northern Idaho.

The principal sources of the AWB’s revenue are 1) interest and fees on loans, 2) fees for deposit accounts and related services, and 3) interest on investments (principally government securities and 4) interest bearing deposits with other banks. AWB’s lending activities consist of term and operating loans to businesses and farmers, real estate construction and development loans, vehicle and equipment loans for both businesses and consumers, and real estate mortgage loans. AWB also offers a full line of deposit account products and related services.

Latah Bancorporation and Bank of Latah

The Corporation acquired 100% of Latah Bancorporation and its sole subsidiary, Bank of Latah on July 31, 2002. Latah Bancorporation is a bank holding company registered under the Bank Holding Company Act of 1956, as amended and will be dissolved prior to year end 2002. Bank of Latah provides a full range of banking services to small and medium sized businesses, professionals, and consumers through 8 banking offices located in the Palouse region of eastern Washington and in northern Idaho.

The principal sources of the Latah’s revenue are 1) interest and fees on loans, 2) fees for deposit accounts and related services, and 3) interest on investments (principally government securities and 4) interest bearing deposits with other banks. Latah’s lending activities consist of term and operating loans to businesses and farmers, real estate construction and development loans, vehicle and equipment loans for both businesses and consumers, and real estate mortgage loans. Latah also offers a full line of deposit account products and related services.

AMERICANWEST BANCORPORATION

The Corporation intends to merge Bank of Latah into AmericanWest Bank in early 2003.

Performance Overview
The table below summarizes the Corporation’s financial performance for the three and nine month periods ending September 30, 2002 and 2001:

AMERICANWEST BANCORPORATION AND SUBSIDIARIES
PERFORMANCE SUMMARY

	Three Months Ended September 30,			Year-To-Date September 30,
			% Change			% Change
	2002	2001		2002	2001
	($ in thousands, except per share)
Interest income	$15,964	$13,616	17.2%	$42,290	$40,275	5.0%
Interest expense	3,999	4,555	-12.2%	10,948	15,278	-28.3%

Net interest income	11,965	9,061	32.0%	31,342	24,997	25.4%
Provision for loan losses	1,738	1,109	56.7%	3,820	2,237	70.8%

Net interest income after provision for loan losses	10,227	7,952	28.6%	27,522	22,760	20.9%
Noninterest income	1,474	1,070	37.8%	3,800	3,647	4.2%
Noninterest expense	7,266	5,545	31.0%	19,539	16,728	16.8%

Income before income taxes	4,435	3,477	27.6%	11,783	9,679	21.7%
Income taxes	1,404	1,180	19.0%	3,795	3,248	16.8%

Net income	$3,031	$2,297	32.0%	$7,988	$6,431	24.2%

Basic earnings per common share	$0.38	$0.31	22.3%	$1.01	$0.85	18.1%
Diluted earnings per common share	$0.37	$0.31	19.8%	$0.99	$0.85	16.5%

Net Income
The Corporation reported net income of $3,031,000 or $0.37 per fully diluted share for the second quarter of 2002 compared to $2,297,000 and $0.31 for the same period in 2001. For the first nine months of 2002, net income was $7,988,000 or $.99 per fully diluted share versus $6,431,000 and $0.85 in 2001. The Corporation’s return on average assets was 1.47 % for the nine months ended September 30, 2002 and 1.46% for the same period in 2001. All of the Corporation’s net income for these periods was derived from the operating results of the banks.

Net Interest Income
Net interest income for the nine months ended September 30, 2002 was $31,342,000, an increase of $6,345,000 or 25% over the same period in 2001. This was the principal factor in the increase of the Corporation’s net income for the same period.

Growth in net interest income was due to two factors. First, loans increased by 28% to $743,452,000 in 2002 over $580,899,000 in 2001. Second, the Corporation’s net interest margin increased to 6.11% in 2002 versus 5.83% in 2001.

AMERICANWEST BANCORPATION

This favorable change in net interest margin has been due to a faster decline in the Corporation’s interest expense than the related decline in the yield on loans and other earning assets. The maturities of the Corporation’s time deposits are generally shorter than that of its loans, causing these liabilities to re-price more quickly in a period of falling rates. In addition, the Corporation has continually adjusted the rates on other interest bearing deposits downward as market rates have declined. Finally, the Corporation has carefully managed the rates and terms on new loans to slow the decline in earning asset yields.

Current conditions appear to indicate that market rates will not fall significantly through the remainder of 2002. Sluggish economic activity and negligible inflationary pressure also indicate that rates will not increase materially until well into 2003. When rates rise, the Corporation may see its net interest income decline as deposits re-price upward more quickly than loans. This may be offset somewhat by the Corporation’s efforts to emphasize variable rate lending and less rate-sensitive deposit types.

The following table sets forth the Corporation’s net interest margin for the nine months ending September 30, 2002 and 2001:

AmericanWest Bancorporation and Subsidiaries
Net Interest Margin
Year-To-Date September 30, 2002 and 2001
($ in thousands)

	2002*			2001
	Average	Interest	%	Average	Interest	%
Loans	$709,618	$40,323	7.60%	$529,233	$35,305	8.92%
* Loan fees		5,137	0.97%		3,051	0.77%
Investments	55,217	1,954	4.73%	43,826	1,919	5.85%

Total earning assets	764,835	47,414	8.29%	573,059	40,275	9.40%

Other assets	66,522			51,683

Total assets	$831,357	$47,414		$624,742	$40,275

Interest-bearing deposits	$567,014	$11,365	2.68%	$421,318	$13,720	4.35%
Borrowings	49,661	1,091	2.94%	42,376	$1,558	4.92%

Total interest-bearing liabilities	616,675	12,456	2.70%	463,694	15,278	4.41%

Noninterest bearing deposits	120,397			89,701
Other liabilities	15,739			5,314

Total liabilities	752,811	12,456	2.21%	558,709	15,278	3.66%

Equity	77,774			66,033

Total liabilities and capital	$830,585	$12,456		$624,742	$15,278

Net interest income/spread		$34,958	5.59%		$24,997	4.99%
Net interest margin to average earning assets			6.11%			5.83%
*	Amounts include year-to-date average balances, income and expense for Bank of Latah.

AMERICANWEST BANCORPATION

Provision for Loan Losses
Provision for loan losses reduces net interest income. The Corporation provided $3,820,000 in the first nine months of 2002, compared to $2,237,000 in 2001. This increased provision is the result of growth in the Corporation’s loans and the recognition of increased risk in the Corporation’s loan portfolio in light of increases in non-performing assets and declining economic activity.

Management believes the allowance for possible loan losses is adequate to absorb any losses in the current portfolio. This statement is based on management’s continuing evaluation of the inherent risks in outstanding loans, current levels of nonperforming assets and economic factors.

Noninterest Income and Expense
Noninterest income for the nine months ended September 30, 2002 was $3,800,000, an increase of 4% from 2001. 2001 amounts include revenue from a former insurance agency subsidiary and one-time gains from the sale of that subsidiary and the sale of an investment in an ATM transaction processor. Fees and service charges increased in 2002 to $2,661,000 over $1,970,000 in 2001. This is primarily due to improved assessment and collection of overdraft and NSF fees and general growth in business volume.

Noninterest expense increased to $19,539,000 at September 30 2002 compared to $16,728,000 in 2001. Most of this increase was attributable to higher employee incentive expense and costs incurred to upgrade the Corporation’s information systems.

Nonperforming Assets
Nonperforming assets include loans that are 90 or more days past due or in non-accrual status and real estate and other loan collateral acquired through foreclosure. Total nonperforming assets were $21,207,000 or 2.42% of total assets at September 30, 2002. This compares to $18,146,000 or 2.83% of assets in 2001. The majority of nonperforming assets involve nine borrowers totaling $17.6 million. The Corporation has acquired clear title to one ice skating complex in Spokane and has received a substantial cash settlement from the borrowers. The Corporation is in the process of liquidating its equipment and real property and anticipates no loss on the remaining $1.6 million balance. The Corporation continues to operate another ice skating complex in Spokane pending its sale as an operating business. Management believes such a sale will recover substantially all of the $3.1 million balance of this loan.

Management believes it remains well secured on a $4 million retail/office complex in Spokane. This loan is subject to litigation with trial now scheduled for May of 2003. Management believes the Corporation will prevail in this matter.

The Corporation has acquired two former apple orchards in the Yakima area and is working to recast these properties for development as residential or commercial sites. It is Management’s belief that these efforts will allow the Corporation to fully recover the $2 million book value of these assets.

AMERICANWEST BANCORPATION

An additional apple orchard and warehouse complex was acquired through foreclosure during the quarter. The warehouse is currently leased to another party and is for sale. The orchard land is being marketed separately as development property. Management anticipates no further loss on this $2.1 million asset.

The Corporation is in foreclosure on a $2.5 million retail/office complex in the Tri Cities area. An offer to purchase is pending the Corporation’s acquisition of title. The potential purchasers are financially strong and no loss is anticipated in this transaction.

The Corporation is in negotiations with the borrower on a $1.3 million loan secured by commercial real estate and nursery stock in the Yakima area to allow the borrower to refinance properties and repay the obligation. Management believes this process will lead to full recovery on this loan.

The Corporation is working with a Yakima area borrower on a $1.0 million loan secured by residential building lots to facilitate the sale of the lots. Management believes the loan is well secured and the lots are readily marketable. No loss is anticipated.

Financial Condition
The Corporation’s consolidated assets at September 30, 2002 were $899,043,000, an increase of 239,702,000 or 36% over December 31, 2001. Approximately $142 million of this growth is attributable to the acquisition of Bank of Latah. Other asset growth took the form of increased loans outstanding, funded by increased deposits and short-term borrowings. Total stockholders equity was $77,937,000 at the same date, up from $68,206,000 at year-end 2001. Increases in shareholders equity came from net income, which was partially offset by buy-backs of common stock.

Investment Portfolio
The Corporation’s investment portfolio grew from $15,550,000 at December 31 2001 to $40,464,000 in 2002. The acquisition of Bank of Latah contributed $26 million of this growth. Two corporate securities were sold during the third quarter and the proceeds reinvested in US Government securities. These transactions were executed to reduce the regulatory risk weighting of the portfolio and resulted in a small gain on sale. The major classifications of investments as of September 30, 2002 and December 31, 2001 can be found in the Notes to Condensed Consolidated Financial Statements. All securities are classified at available-for–sale. Management believes that this classification provides greater flexibility to respond to interest rate changes and liquidity needs.

Loan Portfolio
The major classifications of loans at September 30, 2002 and December 31, 2001 can be found in the Notes to Condensed Consolidated Financial Statements.

Total loans were $752,457,000 as September 30, 2002 compared to $587,523,000 at December 31, 2001. Approximately $95 million of this increase came from the acquisition of Bank of Latah. Other growth was centered in commercial and industrial loans and real estate construction loans, which increased by 15% and 26%, respectively. Smaller increases were also realized in credit card and agricultural loans. These increases were partially off set by small decreases in installment and mortgage loans. Management continues to pursue loan growth, both in total and as a percentage of assets, as a source of increased net interest income

AMERICANWEST BANCORPATION

Allowance for Loan Losses
At September 30, 2002, the Corporation’s Allowance for Loan Losses was $9,005,000 or 1.20% of total loans. This compares to $6,624,000 or 1.12% at December 31, 2001. Activity in the Allowance is summarized in Note 4 in the Notes to Condensed Consolidated Financial Statements

The Allowance for Loan Losses is increased by charges to income (provision for loan losses) and decreased by charge offs (net of recoveries). Loans are charged to the allowance when management believes the collection of principal is unlikely. The allowance is an amount management believes is adequate to absorb losses inherent in existing loans and commitments to extend credit. This judgment is based on growth and composition of the portfolio, periodic risk evaluation of existing loans and loan commitments, past loan loss experience, economic factors, and the status of specific problem loans.

The majority of the Corporation’s loans are to small and medium sized businesses and farmers in eastern Washington and northern Idaho and are secured by residential and commercial real estate, crops and business inventory and receivables. Real estate values in this area remain stable. Prices for agricultural commodities, with the exception of apples, also remain at normal levels. However, significant, long term changes in either of these underlying factors could affect the collectibility of a material portion of the Corporation’s loans outstanding.

While management uses available information to evaluate and recognize loan losses, further reductions in the carrying amounts of loans may be necessary based on changes in local, national and/or global economic conditions. In addition, state and federal regulatory agencies, as part of their normal examination process periodically review the estimated losses on loans. Such agencies may require the Corporation to recognize additional estimated losses based on their judgment about information available to them at the time of their examination, even if such estimated losses do not ultimately occur.

Deposits
The Corporation’s primary source of funds is customer deposits. To attract and retain deposits, the Corporation offers a wide variety of account types and maturities, both interest bearing and non interest bearing. Many accounts types have additional services bundled with them, such as insurance, travel discounts, free checks and free or discounted access to other bank services. Interest rates on accounts are determined by management based on the Corporation’s funding needs and market conditions and can change as frequently as daily.

AMERICANWEST BANCORPORATION

At September 30, 2002, total deposits were $759,428,000, an increase of $227 million over December 31, 2001. Of this growth, $112 million is attributable to the acquisition of Bank of Latah

In recent years, competition from non-bank investment alternatives has increased competition for retail deposits. The current low interest rate environment also makes it more difficult to attract consumer deposits, particularly the longer maturities the Corporation desires to protect its net interest margin. In light of these factors and to further diversify its funding sources, the Corporation has expanded its use of time deposits from public entities and from small depository institutions. These funds have also proven to be less costly than retail time deposits. At September 30, 2002, these accounts totaled $104,400,000 or 14% of total deposits.

Issuance of Trust Preferred Securities
During the third quarter of 2002 the Holding Company formed a subsidiary whose sole purpose was to issue $10.0 million in Trust Preferred Securities through a pool sponsored by FTN Financial Capital Markets. Under the terms of the transaction the Trust Preferred Securities will have a maturity of 30 years and are redeemable after five years with certain exceptions. The floating-rate securities have a 5.22 % interest rate, which will reset quarterly at the three-month LIBOR rate plus 3.40%. The Trust Preferred Securities will be recorded as a liability on the Statement of Financial Condition, but are expected to qualify as Tier I capital for regulatory capital purposes. The proceeds from the offering were used to retire debt associated with the purchase of Latah Bancorporation, Inc.

Liquidity and Capital Resources
In addition to the strategy noted for deposits above, the Corporation uses short-term borrowings, principally in the form of advances from the Federal Home Loan Bank of Seattle, as a source of funding. With maturities ranging from overnight to 12 years, these advances are used to provide a ready source of liquidity for the banks operations and are a tool the Corporation uses to manage its interest rate risk.

At September 30, 2002, these borrowings stood at $42,226,000. Of these, $35 million is advances to AWB due in $5 million increments monthly between October 2002 and April 2003. The remaining $7.3 million represents a series of fixed and amortizing advances to Bank of Latah due between 2005 and 2014. The Corporation’s total line of credit at the FHLB is approximately $104,000,000. The Corporation also has unused, short-term credit lines totaling $29 million with two correspondent banks.

With the acquisition of Bank of Latah, the Corporation assumed other debt of $2.7 million. This is a loan obtained from a large commercial bank by Latah Bancorporation to enhance the capital of Bank of Latah. It is secured by the outstanding shares of Bank of Latah and must be repaid when the Corporation merges the two banks or by March 2003, which ever occurs earlier.

Ten million dollars in Trust Preferred Securities were issued during the quarter through a pooled trust program sponsored by FTN Financial Capital Markets. The proceeds from the offering were used to retire debt associated with the purchase of Latah Bancorporation, Inc..

AMERICANWEST BANCORPORATION

As a federally-regulated bank holding company, the Corporation is required to maintain minimum levels of capital at all times. Bank regulatory agencies have promulgated regulations that measure the Corporation’s capital in three ways. Shareholders equity is measured against assets both on a book basis and on a risk-weighted basis according to standardized risk categories for specific types of assets. In addition, shareholders equity is adjusted for certain other items, most prominently the Allowance for Loan Losses and certain intangibles, to arrive at defined regulatory capital. This amount is then measured against risk-weighted assets.

The table below lists the Corporation’s capital ratios relative to regulatory requirements at September 30, 2002:

Capital Ratio	Regulatory Standard for “Well Capitalized” Rating	Actual Ratio
Shareholders Equity to Average Total Assets	5.00%	8.06%
Shareholders Equity to Risk Weighted Assets	6.00%	8.98%
Total Capital to Risk Weighted Assets	10.00%	10.09%

Item 3.     Quantitative and Qualitative Disclosures About Market Risk.
Management considers interest rate risk to be a market risk that could have a significant effect on the financial condition of AWBC. There have been no material changes in reported market risks faced by AWBC since the end of the most recent fiscal year.

Item 4.     Controls and Procedures.
(a)   Evaluation of Disclosure Controls and Procedures: An evaluation of the Corporation’s disclosure controls and procedures (as defined in Section 13(a)-14(c) of the Securities Exchange Act of 1934 (the “Act”)) was carried out under the supervision and with the participation of the Registrant’s Chief Executive Officer, Acting Chief Financial Officer and several other members of the Registrant’s senior management within the 90-day period preceding the filing date of this quarterly report. The Registrant’s Chief Executive Officer and Acting Chief Financial Officer concluded that the Registrant’s disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Registrant in the reports it files or submits under the Act is (i) accumulated and communicated to the Registrant’s management (including the Chief Executive Officer and Acting Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)  Changes in Internal Controls: In the quarter ended September 30, 2002, the Corporation did not make any significant changes in, nor take any corrective actions regarding, its internal controls or other factors that could significantly affect these controls.

AMERICANWEST BANCORPORATION

Forward–Looking Statements
This quarterly report on Form 10-Q includes forward-looking statements about the future operations of the Corporation. These forward-looking statements involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Such risks and uncertainties include, but are not limited to, the following factors: competitive pressure in the banking industry significantly increasing; changes in the interest rate environment reducing margins; general economic conditions, either nationally or regionally, are less favorable than expected, resulting in, among other things, a deterioration in credit quality and an increase in the provision for possible loan losses; changes in the regulatory environment; loan delinquency rates; changes in business conditions; volatility of rate sensitive deposits; operational risks including data processing system failures or fraud; asset/liability matching risks and liquidity risks; and changes in the securities markets. Because of these uncertainties, actual future results may be materially different from the results indicated by these forward-looking statements. In addition, the Corporation’s past results do not necessarily indicate its future results.

Part II    Other Information

Item 6.     Exhibits and Reports on Form 8-K

(a)   Exhibits
The following exhibits are filed as part of this report:
•	Exhibit 99.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
•	Exhibit 99.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(b)   Reports on Form 8-K
None in third quarter 2002.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 12, 2002

AMERICANWEST BANCORPORATION

/s/ Wes Colley
Wes Colley, President and Chief Executive Officer

/s/ Dan Murray
Dan Murray, Senior Vice President and Credit Administrator

/s/ Wade A. Griffith
Wade A. Griffith, Vice President and Acting Chief Financial Officer

AMERICANWEST BANCORPORATION

CERTIFICATION OF CHIEF EXECUTIVE OFFICER
PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Wes Colley, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of AmericanWest Bancorporation;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002

By:	/s/ Wes Colley
Wes Colley President and Chief Executive Officer

AMERICANWEST BANCORPORATION

CERTIFICATION OF CHIEF FINANCIAL OFFICER
PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Wade A. Griffith, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of AmericanWest Bancorporation;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002

By:	/s/ Wade A. Griffith
Wade Griffith Vice President and Acting Chief Financial Officer