Form 10-Q/A
period 2002-09-30
AMERICANWEST BANCORPORATION
filed 2002-11-19
CIK 726990

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q/A
Amendment #1

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
Yes  ☒        No  ☐

The issuer has one class of capital stock, that being common stock. On November 19, 2002, there were 8,062,768 shares of such stock outstanding.

Explanatory Note: This Amendment #1 to the Form 10-Q of AmericanWest Bancorporation and its wholly owned subsidiaries (AWBC) for the period ended September 30, 2002 amends the Form 10-Q by correcting the tabular data presented in Note 4 to the Condensed Consolidated Financial Statements. Due to a clerical error, this table as originally presented contained only loan data by category for the AWBC’s larger subsidiary, AmericanWest Bank. Data for AWBC’s other banking subsidiary, Bank of Latah, was inadvertently omitted. The corrected Note 4 is presented in its entirety below:

Part 1    Financial Information

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4.    Loans

Loan detail by category as of September 30, 2002 and December 31, 2001 were as follows:

	September 30, 2002		December 31, 2001
	($ in thousands)
Commercial and industrial		$514,163	$411,197
Agricultural		$124,791	88,121
Real estate mortgage		$50,557	40,084
Real estate construction		$23,547	17,201
Installment		$27,870	26,311
Bank cards and other		$11,917	5,062

Total loans		752,845	587,976
Allowance for loan losses	$	(9,005)	(6,624)
Deferred loan fees, net of deferred costs		$(388)	(453)

Net loans		$743,452	$580,899

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 19, 2002

AMERICANWEST BANCORPORATION

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

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 19, 2002

By	/s/ Wes Colley
Wes Colley President and Chief Executive Officer

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

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 19, 2002

By	/s/ Wade A. Griffith
Wade Griffith Vice President and Acting Chief Financial Officer