Form 10-K
period 2002-12-31
AMERICANWEST BANCORPORATION
filed 2003-03-26
CIK 726990

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

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

Registrant’s telephone number, including area code (509) 467-6993

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to section 12(g) of the Act:

Common Stock, no par value

Title of each class

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    YES  ☒    NO ☐

The aggregate market value of the common stock was held by non-affiliates of the registrant was $101,992,000 based upon the closing price of the registrant’s common stock as quoted on the Nasdaq National Market on June 28, 2002 of $13.00.

The number of shares of the registrant’s common stock outstanding at February 18, 2003 was 9,105,823.

Documents incorporated by reference. Portions of the AmericanWest Bancorporation definitive Proxy Statement for the annual meeting of shareholders to be held on April 29, 2003, are incorporated by reference into Part III of the Form 10-K.

AMERICANWEST BANCORPORATION

ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR

ENDED DECEMBER 31, 2002

AMERICANWEST BANCORPORATION

PART I

Forward Looking Statements.    Statements contained in this Annual Report, which are not historical facts, are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 as amended. A forward-looking statement may contain words as “plan,” “hopes”, “believes”, “estimates”, “will continue to be”, “will be”, “continued to”, “expect to”, “anticipate that”, “to be”, or “can impact”. These forward-looking statements include statements relating to AmericanWest Bancorporation’s (AWBC) expectations as to (i) the adequacy of provisions for loan losses, (ii) the sufficiency of existing cash balances and investments, together with cash flow from operating activities and available lines of credit to meet AWBC’s liquidity and capital spending requirements in future years, (iii) the effects of inflation and changing prices on AWBC’s operations, (iv) management’s assessment of interest rate risks, and (v) AWBC’s ability to continue to compete effectively with larger enterprises and implement the company’s growth strategy. Management cautions that forward-looking statements are subject to risk and uncertainties that could cause AWBC’s actual results to differ materially from those projected in such forward-looking statements. AWBC’s future business, financial condition and results of operations could differ materially from those anticipated by such forward-looking statements and are subject to risks and uncertainties including the risks set forth below. Moreover, neither AWBC nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements. AWBC is under no duty to update any of the forward-looking statements after the date of this Annual Report to conform such statements to actual results or to changes in our expectations.

Item 1.    Business.

AmericanWest Bancorporation

AmericanWest Bancorporation (AWBC) is a Washington corporation registered as a bank holding company, under the Bank Holding Company Act of 1956. AWBC is headquartered in Spokane, Washington. On July 31, 2002, AmericanWest Bancorporation acquired Latah Bancorporation, Inc. and its subsidiary, Bank of Latah (BOL), which continues to operate as a subsidiary of AWBC. AWBC anticipates that it will merge Bank of Latah into AWBC’s banking subsidiary, AmericanWest Bank (AWB) in the first quarter of 2003. During 2001, AWBC merged its five affiliated banks: United Security Bank, Home Security Bank, Bank of Pullman, Grant National Bank, and AmericanWest Bank to form AWB. At December 31, 2002, AWBC had total assets of $916.8 million, loans of $775.6 million, deposits of $766.3 million and stockholder’s equity of $81.1 million. AWBC was founded in 1983 and trades on NASDAQ under the symbol of AWBC.

Available Information

AWBC’s Internet address is www.awbank.net. You may access, free of charge, copies of the following documents from AWBC’s website by using the “Investor Relations” hyperlink:

•	Annual Reports on Form 10-K;

•	Quarterly Reports on Form 10-Q; and

•	Current Reports on Form 8-K.

AWBC makes these reports and certain other information that it files available on the company’s website as soon as reasonably practicable after filing or furnishing them electronically with the Securities and Exchange Commission (SEC). These and other SEC filings of AWBC are also available, free of charge, from the SEC on its website at http://www.sec.gov. The information contained on the company’s website is not incorporated by reference into this document and should not be considered a part of this Annual Report. The company’s website address is included in this document as an inactive textual reference only.

AMERICANWEST BANCORPORATION

Banks

AWB, a Washington state chartered commercial bank, conducts its banking business through thirty-two branches and four lending offices located in communities throughout Eastern Washington, including Spokane, and three branches in Northern Idaho. BOL, an Idaho state chartered commercial Bank, conducts its banking business through eight branches located in communities throughout Eastern Washington and North Idaho.

AWB and BOL (collectively, the “Banks”) offer a full range of financial services to commercial and individual customers, including short-term and medium-term loans, revolving credit facilities, inventory and accounts receivable financing, equipment financing, residential and small commercial construction lending, agricultural lending, mortgage lending, equipment leasing, various savings programs, checking accounts, installment and personal loans, and bank credit cards. The Banks’ also provides a broad range of depository and lending services to commercial, industrial and agricultural enterprises, governmental entities and individuals. The Banks’ deposit taking and lending activities are primarily directed to the communities in which their branches are located. AWB’s and BOL’s primary marketing focus is on small to medium-sized businesses and professionals in these communities.

Business Strategy

AWBC’s business strategy is to continue to build a growing, profitable community banking and financial services network by emphasizing high quality customer service and by focusing on the financial needs of consumers and small to medium-sized businesses. AWBC intends to pursue an aggressive growth strategy, the key components of which include:

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

AWBC emphasizes the development of long-term relationships with its customers, which enables the Banks to develop and offer new products that meet its customers’ needs. AWBC is actively involved in the communities it serves. AWBC believes this community orientation gives a competitive advantage in attracting and retaining targeted customers.

The consolidation of the banking industry in recent years has resulted in centralized loan approval in the larger financial institutions with which AWBC competes. This has frequently resulted in inconvenience and reduced service to small business and individual customers of these institutions, and in management’s opinion has created opportunities for smaller, locally-focused institutions, such as community banks, which can approve credit and offer other customized banking services within each branch. AWBC maintains local loan officers having the authority to approve loans subject to the Bank’s lending policies. See “Lending Activities – Lending and Credit Management”.

Expand Markets Served through New Branch Openings and Acquisitions.    AWBC intends to expand its presence in Eastern and Central Washington and Northern Idaho by opening new branches and possibly acquiring other financial institutions.

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

AMERICANWEST BANCORPORATION

In addition to internal growth, there may be attractive opportunities to grow AWBC through carefully selected acquisitions of other financial institutions or their branches in Central and Eastern Washington, Eastern Oregon and Northern Idaho. AWBC’s ability to make future acquisitions depends on several factors such as the availability of suitable acquisition candidates, necessary regulatory and shareholder approval, and compliance with applicable capital requirements and, in the case of cash acquisitions, on its cash assets or ability to acquire cash. AWBC may need to obtain additional debt and equity capital in pursuing an acquisition strategy. AWBC’s access to capital markets or the costs of this capital can be impacted by economic, financial, competitive and other conditions beyond AWBC’s control. Further, acquisition candidates may not be available in the future on favorable terms. Therefore, no assurance can be made that future acquisitions will occur.

Provide Superior Customer Service.    AWBC attributes its success to its efforts to offer superior, personal service through professional bankers at all of its branches. AWBC believes that it distinguishes itself in its markets by emphasizing a culture in which customers are the highest priority. Ongoing employee training is focused on customer needs, responsiveness and courtesy.

Lending Activities

AWBC’s loan portfolio consists primarily of commercial loans, agricultural loans, real estate mortgage loans, residential real estate and other construction loans, consumer installment loans and bankcard loans. At December 31, 2002, AWBC had total loans outstanding of $775.6 million, which equals 101.2% of AWBC’s deposits and 84.6% of its assets. The majority of the loans held by AWBC were to borrowers within the Banks’ principal market areas. See loan category amounts for five years in Item 6, selected financial data.

Commercial Loans.    Commercial loans primarily consist of loans to businesses for various purposes, including revolving lines of credit, equipment financing loans and letters of credit. These loans generally mature within five years, have adjustable rates and are secured by inventory, accounts receivable, equipment or real estate. Commercial construction loans and loans secured by multifamily (five or more) residential properties are also classified as commercial loans. These loans are primarily secured by liens on real estate, capital assets, accounts receivable and inventory, although certain loans are unsecured. Commercial lending has increased risks as a result of dependence on income production for future repayment, and in certain circumstances, the lack of tangible collateral. Commercial loans are underwritten based on the financial strength and repayment ability of the borrower, as well as, the value of any collateral securing the loans. Commercial lending operations rely on a strong credit culture that combines prudent credit policies and individual lender accountability.

Agricultural Loans.    Agricultural loans primarily consist of farm loans to finance operating expenses. These loans generally mature within one year, have adjustable rates and are secured by farm real estate, equipment, crops or livestock. Since agricultural loans present certain risks not associated with other types of lending, ordinarily the policy of AWBC is to make such loans only to agricultural producers with diverse crops, thereby mitigating the risk of loss attributable to a crop failure or the deterioration of commodity prices.

Mortgage Loans.    Mortgage loans include various types of loans for which real property is held as collateral. These loans include adjustable and fixed rate first mortgage loans secured by one to four family residential properties, second mortgage loans secured by one to four family residential properties. Mortgage loans typically mature in one to five years and require payments on amortization schedules ranging from one year to twenty years.

AMERICANWEST BANCORPORATION

Construction Loans.    Construction loans are made to individuals and contractors to construct primarily single-family principal residences. These loans have maturities of twelve months. Interest rates are typically fixed, although some adjustable-rate loans are made. The Banks’ policies normally require that a permanent financing commitment be in place before a construction loan is made to an individual borrower. Construction loans may involve additional risks because loan funds are collateralized by the project under construction, which is of uncertain value prior to completion. Delays may arise from labor problems, material shortages may be experienced and other unpredictable contingencies may occur. It is important to evaluate accurately the total loan funds required to complete a project and related loan-to-value ratios. Because of these factors, the analysis of prospective construction loan projects requires an expertise that is different in significant respects from the expertise required for real estate mortgage lending. Construction lending is generally considered to involve a higher degree of collateral risk than long-term financing of residential properties. AWBC’s risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property’s value and marketability at completion of construction or development and the estimated cost (including interest) of construction. If the estimate of construction cost proves to be inaccurate, the Bank may be required to advance funds beyond the amount originally committed to permit completion of the project. If the estimate of value upon completion proves to be inaccurate, the Bank may be confronted at, or prior to, the maturity of the loan with a project whose value is insufficient to assure full repayment. AWBC’s underwriting criteria are designed to evaluate and minimize the risks of each real estate construction loan. Among other things, AWBC considers evidence of the availability of permanent financing for the borrower, the reputation of the borrower, the amount of the borrower’s equity in the project, the independent appraisal and review of cost estimates, the pre-construction sale and leasing information, and the cash flow projections of the borrower.

Installment and Other Loans.    Installment loans are primarily automobile, bankcard and personal loans. Consumer loans generally have maturities of five years or less, and fixed interest rates. Consumer lending may involve special risks, including decreases in the value of collateral and transaction costs associated with foreclosure and repossession.

Interest Rates.    The interest rates earned on loans vary with the degree of risk and amount of the loan, and are further subject to competitive pressures, money market rates, the availability of funds and government regulations. Approximately 41% of the loans in the Banks’ portfolio have interest rates that float with the lending Bank’s reference rates, which is in turn based on various indices such as the rates of interest charged by money center banks.

Lending and Credit Management.    The Banks follow loan policies. The policies establish levels of loan commitment by loan type, and credit review and grading criteria, and other matters such as loan administration, loans to affiliates, costs, problem loans and loan loss reserves, and related items. Loans are typically reviewed and graded on a monthly basis.

All loan applications are processed at AWB’s and BOL’s branch lending offices. Designated Bank officers follow approved guidelines and underwriting policies to approve all loan applications. Credit limits generally vary according to the type of loan and the individual loan officer’s experience. The maximum current loan approval limits available to any one individual vary from $25,000 to $7,500,000 per loan.

Under applicable federal and state law, permissible loans to one borrower by AWB and BOL are limited. The Banks, as a matter of policy, do not extend credit to any single borrower in excess of $13,000,000. At December 31, 2002, 2001 and 2000, the outstanding balance of loan participations sold outside AWB was $32.7 million, $41.3 million, and $51.2 million, respectively.

Secondary Mortgage Sales.    The Banks sell mortgage loans in the secondary market as a correspondent and a broker. The Banks offer a variety of products for refinance and purchases; and is approved to originate FHA and VA loans. The majority of loans originated in 2002 were fixed rate single-family loans. Such loans were sold on a servicing released basis and also a portion of the loans was sold with servicing retained. Total loans sold in 2002 were $37.2 million with $21.9 million servicing released and $15.3 million servicing retained.

Nonperforming Assets.    The following table provides information for the Banks’ nonperforming assets.

AMERICANWEST BANCORPORATION

	Year ended December 31,
($ in thousands)	2002	2001	2000	1999	1998
Nonperforming loans:
Nonaccrual loans	$13,315	$11,023	$5,458	$5,875	$1,481
Accrual loans 90 days or more past due	244	2,193	1,339	489	664

Total nonperforming loans	13,559	13,216	6,797	6,364	2,145
Other real estate owned and other repossessed assets	7,874	1,616	1,510	1,179	1,245

Total nonperforming assets	$21,433	$14,832	$8,307	$7,543	$3,390

Allowance for loan losses	$10,272	$6,624	$4,948	$4,349	$3,819
Ratio of total nonperforming assets to total assets	2.34%	2.25%	1.39%	1.43%	0.66%
Ratio of total nonperforming loans to total loans	1.75%	2.25%	1.38%	1.51%	0.59%
Ratio of allowance for loan losses to total nonperforming loans	75.8%	50.1%	72.8%	68.3%	178.0%

The Banks’ nonperforming loans consist of nonaccruing loans and accruing loans 90 days or more past due. Accruing loans 90 days or more past due remain on an accrual basis because they are adequately collateralized and in the process of collection. For nonaccrual loans no interest is taken into income unless received in cash or until such time as the borrower demonstrates an ability to resume payments of principal and interest. Interest previously accrued, but not collected is reversed and charged against income at the time a loan is placed in nonaccrual status. A large portion of the nonperforming assets as of December 31, 2002 involve four borrrowers. AWB is well secured on a $3.8 million retail/office complex loan near downtown Spokane and two foreclosed ice skating complexes in Spokane for another $5.2 million. The fourth borrower of $800,000 is on two foreclosed apple orchards in the Yakima Valley. Both ice arenas are currently listed for sale, one as a multi-use commercial building and the other as an operating ice arena concern.

Real estate properties acquired through, or in lieu of, loan foreclosure are to be sold and are initially recorded at the lower of cost or fair value at the date of foreclosure establishing a new cost basis. After foreclosure, management periodically performs valuations and the real estate is carried at the lower of carrying amount or fair value less cost to sell. Real estate properties and other repossessed assets of the Banks had a book value of $7,874,000 as of December 31, 2002, consisting primarily of commercial real estate and equipment.

Analysis of Allowance for Loan Losses

The allowance for loan losses represents management’s recognition of the risks of extending credit and its evaluation of the quality of the loan portfolio of the Banks. The allowance is maintained at levels considered adequate by management to provide for anticipated loan losses, and is based on management’s assessment of factors affecting the loan portfolios, including problem loans, business conditions and loss experience, an overall evaluation of the quality of the underlying collateral, and collateral selling costs. The allowance is increased by provisions charged to operations and is reduced by loans charged off, net of any recoveries.

In originating loans the Banks recognize that losses will be experienced and that the risk of loss will vary depending on the type of loan, the creditworthiness of the borrower over the term of the loan, general economic conditions, and the quality of the security for the loan. As a result, the Banks maintain an allowance for loan losses by following generally accepted accounting principles outlined in SFAS No. 5, Accounting for Contingencies. The Banks have established systematic methodologies for determination of the adequacy of the allowance for loan losses. The methodologies are set forth in a formal policy and take into consideration the need for an overall general valuation allowance and specific allowances for individual nonperforming loans. The Banks adopted SFAS No. 114 and No. 118, Accounting by Creditors for Impairment of a Loan. These accounting pronouncements require specific identification of an allowance for loan loss for an impaired or nonperforming loan.

AMERICANWEST BANCORPORATION

The Banks believe they have established their existing allowances for loan losses in accordance with generally accepted accounting principles. In addition banking regulators may request an additional allowance for loan losses based on their review of the loan portfolio. Also future events affecting borrowers and collateral cannot be predicted with certainty, which may result in an increase to the future allowance for loan losses as additional information becomes available. The Banks’ management believes that the allowance for loan losses is adequate.

The following table sets forth information regarding changes in the Banks’ allowances for loan losses as follows:

	Years ended December 31,
($ in thousands)	2002	2001	2000	1999	1998
Balance of allowance for loan losses at beginning of period	$6,624	$4,948	$4,349	$3,819	$3,869
Charge-offs
Commercial	1,292	396	833	755	348
Agricultural	1,541	613			213
Real estate	26	96	97	210	157
Installment	265	188	164	199	220
Other	156	36	46	84	126

Total charge-offs	3,280	1,329	1,140	1,248	1,064

Recoveries
Commercial	140	112	51	119	167
Agricultural	173	2
Real estate	3	21	2	40	22
Installment	67	13	42	30	31
Other	4	2	1	12	10

Total recoveries	387	150	96	201	230

Net charge-offs	2,893	1,179	1,044	1,047	834
Provision for loan losses	5,663	2,855	1,643	1,577	784
Allowance acquired through acquisition	878

Balance of allowance for loan losses at end of period	$10,272	$6,624	$4,948	$4,349	$3,819

Ratio of net charge-offs to average loans	0.43%	0.22%	0.23%	0.27%	0.24%
Average loans outstanding during the period	$675,344	$540,159	$450,901	$394,132	$344,470

AMERICANWEST BANCORPORATION

The following table sets forth the allowance for loan losses by loan category, based on management’s assessment of the risk associated with such categories as of the dates indicated, and summarizes the percentage of gross loans in each category to total gross loans.

	December 31,
($ in thousands)	2002 Amount of Allowance	%	2001 Amount of Allowance	%	2000 Amount of Allowance	%	1999 Amount of Allowance	%	1998 Amount of Allowance	%

Commercial	$6,677	65%	$4,632	70%	$3,167	64%	$2,535	58%	$2,040	53%
Agricultural	2,054	20%	993	15%	742	15%	688	16%	658	17%
Real estate-mortgage	719	7%	452	7%	643	13%	685	16%	662	17%
Real estate-construction	205	2%	194	3%	99	2%	152	3%	149	4%
Installment	514	5%	296	4%	247	5%	218	5%	214	6%
Other	103	1%	57	1%	50	1%	71	2%	96	3%

Total	$10,272	100%	$6,624	100%	$4,948	100%	$4,349	100%	$3,819	100%

Investments

Management of the investment portfolio is by the Vice President and Chief Financial Officer of AWB and by the President and CEO of BOL, and reviewed by the respective Asset/Liability Committee. Investment activities are in accordance with the Investment, Liquidity and Asset/Liability Management polices approved by the boards of AWB and BOL.

The following table sets forth the carrying value, by type, of the securities in the Banks’ portfolios at December 31, 2002, 2001 and 2000.

	December 31,
($ in thousands)	2002	2001	2000
U.S. Treasury and other U.S. Government agencies	$12,292	$7,896	$26,507
States of the U.S. and political subdivisions	8,841	1,297	7,592
Other securities	27,040	6,357	13,786

Total securities	$48,173	$15,550	$47,885

At December 31, 2002, the market value of the Banks’ securities exceeded amortized cost by $665,000. At December 31, 2001 amortized cost exceeded market value by $124,000. No portion of AWB’s or BOL’s investment portfolio is invested in derivative securities (being securities whose value derives from the value of an underlying security or securities, or market index of underlying securities’ values).

AMERICANWEST BANCORPORATION

The following table sets forth the carrying values, maturities and approximate average aggregate yields of securities in the Banks’ investment portfolios by type at December 31, 2002.

Type and Maturity ($ in thousands)	Yield	Amount
U.S. Treasury and other U.S. government agencies and corporations:
1 year or less	2.23%	$3,410
Over 1 through 5 years	3.70%	4,563
Over 5 through 10 years	6.01%	3,699
Over 10 years	8.23%	620

Total	4.22%	$12,292

States and political subdivisions
1 year or less	7.05%	244
Over 1 through 5 years	7.16%	3,958
Over 5 through 10 years	7.99%	3,596
Over 10 Years	9.25%	1,043

Total	7.74%	$8,841

Other securities:
1 year or less	5.35%	8,730
Over 1 through 5 years	6.97%	13,845
Over 5 through 10 years	6.72%	1,496
Over 10 years	5.50%	2,969

Total	6.27%	$27,040

Total investment securities:
1 year or less	4.53%	$12,384
Over 1 through 5 years	6.34%	22,366
Over 5 through 10 years	6.94%	8,791
Over 10 years	6.71%	4,632

Total	6.02%	$48,173

The yields for tax-exempt securities have been computed on a tax equivalent basis using an assumed tax rate of 34%. Maturities are estimated using payment experience as of December 31, 2002.

Deposits

The Banks’ primary source of funds has historically been customer deposits. The Banks strive to maintain a high percentage of noninterest-bearing deposits, which are low cost funds and result in higher interest margins. At December 31, 2002, 2001, and 2000, the Banks’ ratios of noninterest-bearing deposits to total deposits were 17.7%, 18.5%, and 19.2%, respectively.

The Banks offer a variety of accounts designed to attract both short-term and long-term deposits from its customers. These accounts include negotiable order of withdrawal (“NOW”) accounts, money market investment accounts, savings accounts, and certificates of deposit and other time deposits. Interest-bearing accounts earn interest at rates established by management of AWB, based on competitive market factors and management’s desire to increase or decrease certain types or maturities of deposits consistent with the Banks’ policies.

AMERICANWEST BANCORPORATION

The following table sets forth the average balances for each major category of deposit and the weighted-average interest rate paid for deposits in 2002, 2001 and 2000.

	Year Ended December 31,
	2002		2001		2000
($ in thousands)	Average Balance	Interest Rate	Average Balance	Interest Rate	Average Balance	Interest Rate
Interest-bearing demand deposits	$206,570	2.08%	$156,683	2.85%	$153,327	3.92%
Savings deposits	44,946	0.94%	41,266	1.74%	45,541	2.86%
Time deposits	283,043	3.17%	225,289	5.32%	195,875	5.95%
Noninterest-bearing demand deposits	111,139		92,008		83,920

Total	$645,698		$515,246		$478,663

The following table shows the amounts and maturities of certificates of deposit that had balances of more than $100,000 at December 31, 2002, 2001 and 2000.

	December 31,
($ in thousands)	2002	2001	2000
Certificates of Deposit over $100,000 with remaining maturity:
Less than three months	$62,588	$30,050	$39,595
Three months to one year	54,194	44,454	30,348
Over one year	25,559	7,004	1,792

Total	$142,341	$81,508	$71,735

AWBCs Markets

AWBC’s branches are located in and near the three largest metropolitan areas in Eastern Washington; Spokane, Yakima and the so-called Tri-Cities area comprised of Hanford, Kennewick and Richland and in rural communities in Eastern Washington and Northern Idaho. Spokane, with its diversified economy of military, manufacturing, government, health care, construction, financial services, natural resources and retail has been generally been stable and impervious to many of the national economic highs and lows.

The Yakima Valley’s major industries center around agriculture and food processing as well as manufacturing and government. The economy here has suffered due to recent market and production problems with the fruit orchards and related industries.

The Tri-Cities is currently the fastest growing area in Washington State. A new nuclear-waste vitrification plant and the jobs it has brought to the area are a major factor in its recent growth.

The Banks’ branches located in rural towns in Eastern Washington and Northern Idaho are in areas with economies that historically have been based on the agricultural, timber, and mining industries or on tourism. These locations do not provide significant economic growth, but tend to be underserved by the financial industry.

Competition

While the Banks encounter a great deal of competition in their lending activities, management believes there is less competition in the Banks’ specialty middle market and neighborhood bank niche than there was a few years ago. The Banks believe that their competitive position has been strengthened by the consolidation in the banking industry, which has resulted in a focus on the larger accounts with less contact between the bank officers and their customers. The Banks’ strategy by contrast, is to remain a middle market lender, which maintains close long-term relationships with its customers.

AMERICANWEST BANCORPORATION

The Banks compete for deposits and banking business in Central and Eastern Washington from forty-one locations as well as, seven locations in North Idaho. The Banks’ market area encompasses Spokane, Stevens, Ferry, Lincoln, Pend Oreille, Franklin, Yakima, Benton, Whitman, Grant, Walla Walla, and Columbia Counties in Washington and Kootenai, Shoshone, Clearwater, Benewah, Latah and Nez Perce counties in Idaho. The Banks compete against commercial banks, mutual savings banks, credit unions, savings and loans, mortgage companies, and other financial institutions. The major commercial bank competitors are the regional and national banks that have a branch or branches within the Banks’ primary trade areas.

Management believes that the principal competitive factors affecting the Banks’ markets include interest rates paid on deposits and charged on loans, the range of banking products available, and customer service and support. Although management believes that the Banks’ products currently compete favorably with respect to these factors, there can be no assurance that the Banks can maintain their competitive position against current and potential competitors, especially those with significantly greater financial resources.

Employees

As of December 31, 2002, AWBC and its banking subsidiaries had 334 FTEs. None of AWBC’s employees are covered by a collective bargaining agreement. Management believes relations with AWB’s employees are good. AWBC is located at 9506 N. Newport Hwy. Spokane, WA 99218 and the telephone number is 509-467-6993.

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

AMERICANWEST BANCORPORATION

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

Control Transactions.    The Change in Bank Control Act of 1978, as amended, requires a person (or group of persons acting in concert) acquiring “control” of a bank holding company to provide the FRB with 60 days’ prior written notice of the proposed acquisition. Following receipt of this notice, the FRB has 60 days within which to issue a notice disapproving the proposed acquisition, but the FRB may extend this time period for up to another 30 days. An acquisition may be completed before expiration of the disapproval period if the FRB issues written notice of its intent not to disapprove the transaction. In addition, any “company” must obtain the FRB’s approval before acquiring 25% (5% if the “company” is a bank holding company) or more of the outstanding shares or otherwise obtaining control over AWBC.

Transactions with Affiliates.    AWBC and its subsidiary banks are deemed affiliates within the meaning of the Federal Reserve Act, and transactions between affiliates are subject to certain restrictions. Accordingly, AWBC and its subsidiary banks must comply with Sections 23A and 23B of the Federal Reserve Act. Generally, Sections 23A and 23B (1) limit the extent to which a financial institution or its subsidiaries may engage in “covered transactions” with an affiliate, as defined, to an amount equal to 10% of such institution’s capital and surplus and an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital and surplus, and (2) require all transactions with an affiliate, whether or not “covered transactions,” to be on terms substantially the same, or at least as favorable to the institution or subsidiary, as those provided to a non-affiliate. The term “covered transaction” includes the making of loans, purchase of assets, issuance of a guarantee and other similar types of transactions.

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

AMERICANWEST BANCORPORATION

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

General.    The Banks are subject to regulation by the State of Washington and the Federal Deposit Insurance Corporation (FDIC). As an Idaho state – chartered bank, BOL is also subject to regulation by the State of Idaho. The federal and state laws that apply to AWBC’s subsidiary banks regulate, among other things, the scope of its business, its investments, its reserves against deposits, the timing of the availability of deposited funds and the nature and amount of and collateral for loans. The laws and regulations governing its subsidiary banks generally have been promulgated to protect depositors and not to protect stockholders of the subsidiary banks or their holding company.

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

FDICIA.    Under the Federal Deposit Insurance Corporation Improvement Act of 1991 (the “FDICIA”), each federal banking agency has prescribed, by regulation, noncapital safety and soundness standards for institutions under its authority. These standards cover internal controls, information systems, and internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits, such other operational and managerial standards as the agency determines to be appropriate, and standards for asset quality, earnings and stock valuation. An institution, which fails to meet these standards, must develop a plan acceptable to the agency, specifying the steps that the institution will take to meet the standards. Failure to submit or implement such a plan may subject the institution to regulatory sanctions. Management of AWBC believes that its subsidiary banks meet all such standards, and therefore, does not believe that these regulatory standards materially affect AWBC’s business operations.

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

With regard to interstate bank mergers, Washington has “opted in” to the Interstate Act and allows in-state banks to merge with out-of-state banks subject to certain aging requirements. Washington law generally authorizes the acquisition of an in-state bank by an out-of-state bank through merger with a Washington financial institution that has been in existence for at least 5 years prior to the acquisition. With regard to interstate bank branching, out-of-state banks that do not already operate a branch in Washington may not establish de novo branches in Washington or establish and operate a branch by acquiring a branch in Washington.

Deposit Insurance.    The deposits of its subsidiary banks are currently insured to a maximum of $100,000 per depositor through its subsidiary banks’ Insurance Fund (“BIF”) administered by the FDIC. All insured banks are required to pay semi-annual deposit insurance premium assessments to the FDIC.

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

Dividends.    The principal source of AWBC’s cash revenues is dividends received from its subsidiary banks. The payment of dividends is subject to government regulation, in that regulatory authorities may prohibit banks and bank holding companies from paying dividends, which would constitute an unsafe or unsound banking practice. In addition, a bank may not pay cash dividends if that payment could reduce the amount of its capital below that necessary to meet minimum applicable regulatory capital requirements. Other than the laws and regulations noted above, which apply to all banks and bank holding companies, neither AWBC nor its subsidiary banks are currently subject to any regulatory restrictions on its dividends.

Capital Adequacy.    Federal bank regulatory agencies use capital adequacy guidelines in the examination and regulation of bank holding companies and banks. If capital falls below minimum guideline levels, the holding company or bank may be denied approval to acquire or establish additional banks or nonbank businesses or to open new facilities.

The FDIC and Federal Reserve use risk-based capital guidelines for banks and bank holding companies. These are designed to make such capital requirements more sensitive to differences in risk profiles among banks and bank holding companies, to account for off-balance sheet exposure and to minimize disincentives for holding liquid assets. Assets and off-balance sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items. The guidelines are minimums, and the Federal Reserve has noted that bank holding companies contemplating significant expansion programs should not allow expansion to diminish their capital ratios and should maintain ratios well in excess of the minimum. The current guidelines require all bank holding companies and federally-regulated banks to maintain a minimum risk-based total capital ratio equal to 8%, of which at least 4% must be Tier I capital. Tier I capital for bank holding companies includes common shareholders’ equity, certain qualifying perpetual preferred stock and minority interests in equity accounts of consolidated subsidiaries, less intangibles except as described above.

AMERICANWEST BANCORPORATION

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

FDICIA created a statutory framework of supervisory actions indexed to the capital level of the individual institution. Under regulations adopted by the FDIC, an institution is assigned to one of five capital categories depending on its total risk-based capital ratio, Tier I risk-based capital ratio, and leverage ratio, together with certain subjective factors. Institutions which are deemed to be “undercapitalized” depending on the category to which they are assigned are subject to certain mandatory supervisory corrective actions. AWBC does not believe that these regulations have any material effect on its operations.

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

Disclosure Controls and Procedures

The Sarbanes-Oxley Act of 2002 and related rulemaking by the Securities and Exchange Commission (“SEC”), which effect sweeping corporate disclosure and financial reporting reform, generally require public companies to focus on their disclosure controls and procedures. As a result, public companies such as AmericanWest Bancorporation, now must have disclosure controls and procedures in place and make certain disclosures about them in their periodic SEC reports (i.e., Forms 10-K and 10-Q) and their chief executive and chief financial officers must certify in these filings that they are responsible for developing and evaluating disclosure controls and procedures and disclose the results of an evaluation conducted by them within the 90-day period preceding the filing of the relevant report, among other things. AWBC is monitoring the status of other related ongoing rulemaking by the SEC and other regulatory entities. Currently, management believes that AWBC is in compliance with the rulemaking promulgated to date.

Customer Information Security

The FDIC and other bank regulatory agencies have adopted final guidelines for establishing standards for safeguarding nonpublic personal information about customers that implement provisions of the Financial Modernization Act of 1999 (the “Guidelines”). Among other things, the Guidelines require each financial institution, under the supervision and ongoing oversight of its Board of Directors or an appropriate committee thereof, to develop, implement and maintain a comprehensive written information security program designed to ensure the security and confidentiality of customer information; to protect against any anticipated threats or hazards to the security or integrity of such information; and to protect against unauthorized access to or use of such information that could result in substantial harm or inconvenience to any customer.

AMERICANWEST BANCORPORATION

Privacy

The FDIC and other regulatory agencies have published final privacy rules pursuant to provisions of the Financial Modernization Act of 1999 (“Privacy Rules”). The Privacy Rules, which govern the treatment of nonpublic personal information about consumers by financial institutions, require a financial institution to provide notice to customers (and other consumers in some circumstances) about its privacy policies and practices, describe the conditions under which a financial institution may disclose nonpublic personal information to nonaffiliated third parties and provide a method for consumers to prevent a financial institution from disclosing that information to most nonaffiliated third parties by “opting out” of that disclosure, subject to certain exceptions.

USA Patriot Act

The USA Patriot Act of 2001 (the “USA Patriot Act”), designed to deny terrorists and others the ability to obtain anonymous access to the U.S. financial system, has significant implications for depository institutions, broker-dealers and other businesses involved in the transfer of money. The USA Patriot Act, together with the implementing regulations of various federal regulatory agencies, require financial institutions, including AmericanWest Bank, to implement additional or amend existing policies and procedures with respect to, among other things, anti-money laundering compliance, suspicious activity and currency transaction reporting and due diligence on customers. They also permit information sharing for counter-terrorist purposes between federal law enforcement agencies and financial institutions, as well as among financial institutions, subject to certain conditions, and require the FRB (and other federal banking agencies) to evaluate the effectiveness of an applicant in combating money laundering activities when considering applications filed under Section 3 of the BHCA or the Bank Merger Act. Management believes that AWBC and its subsidiaries are currently in compliance with all currently effective requirements prescribed by the USA Patriot Act and all applicable final implementing regulations.

Item 2. Properties.

At December 31, 2002, AWBC owned or leased facilities in forty-eight locations including forty-one in Eastern Washington and seven in North Idaho and the Computer/Processing Center. AWBC’s main office is located in North Spokane, which is owned by AWB. About 1,400 square feet is used for the Administrative Offices. In addition AWBC leases approximately 9,000 square feet for its Computer/Processing Center located near the Spokane Airport. AWBC is separated into four separate Regions. As of January 1, 2002, these were the Inland Empire Region headquartered in Spokane, Washington, the Columbia River Region headquartered in Ephrata, Washington, the Blue Mountain Region headquartered in Walla Walla, Washington, and the Palouse Region headquartered in Pullman, Washington.

There are a total of forty-seven branch or lending office locations, of which forty are in Eastern Washington. They are located in: Chewelah, Colfax, Colton, Colville, Davenport, Dayton, Ellensburg, Ephrata, Ione, Kettle Falls, Latah, Mabton, Moses Lake (2), Naches, Oaksdale, Palouse, Prosser, Pullman (3), Richland, Spokane (9), Sunnyside, Tekoa, Uniontown, Waitsburg, Walla Walla (2), Yakima (2) and Zillah. The remaining seven branches in North Idaho are located in: Hayden, Kellogg, Lewiston, Moscow, Orofino, and St. Maries (2).

AMERICANWEST BANCORPORATION

Item 3. Legal Proceedings.

Periodically and in the ordinary course of business, various claims and lawsuits are brought against AWBC or AWB or BOL, such as claims to enforce liens, condemnation proceedings on properties in which the Banks held security interests, claims involving the making and servicing of real property loans and other issues incident to the business of AWBC, AWB and BOL. In the opinion of management, the ultimate liability, if any, resulting from such claims or lawsuits will not have a material adverse effect on the financial position or results of operations of AWBC.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of AWBC’s shareholders during the fourth quarter of 2002.

AMERICANWEST BANCORPORATION

PART II

Item 5.    Market for Registrant’s Common Equity and Related Stockholder Matters.

Market Information.    The Common Stock is quoted on the Nasdaq National Market System (NASDAQ) under the symbol “AWBC”. The following table sets out the high and low prices per share for the Common Stock for 2002 and 2001 as reported by NASDAQ.

	Sales Price
	2002		2001
	High	Low	High	Low
First Quarter	$11.49	$9.96	$9.50	$7.98
Second Quarter	$12.96	$10.77	$9.09	$8.26
Third Quarter	$13.05	$11.73	$9.92	$8.97
Fourth Quarter	$14.46	$12.05	$10.12	$9.22

Per share amounts have been adjusted giving retroactive effect to stock dividends.

Holders.    The number of holders of common stock of record on February 15, 2003 was approximately 3,000.

Dividends.    AWBC has declared and paid the following dividends subsequent to January 1, 2001: On February 15, 2001, and February 1, 2002 AWBC paid 10% stock dividends. No cash dividends were paid.

Securities Authorized for Issuance Under Equity Compensation Plans.    The following table provides information as of December 31, 2002, with respect to AWBC’s compensation plans under which shares of the company’s common stock are authorized for issuance:

Equity Compensation Plan Information.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	794,314	$7.45	556,630
Equity compensation plans not approved by security holders	0	$0.00	0
Total	794,314	$7.45	556,630

AMERICANWEST BANCORPORATION

Item 6.    Selected Financial Data

The following table sets forth certain selected consolidated financial data of AWBC at and for the years ended December 31:

($ in thousands, except per share amounts)	2002	2001	2000	1999	1998

Net interest income	$44,092	$34,424	$30,356	$28,474	$26,475
Provision for loan losses	5,663	2,855	1,643	1,577	784
Noninterest income	5,384	4,702	4,029	5,912	4,977
Noninterest expense	27,560	22,276	21,328	19,209	19,764
Income before income tax expense	16,253	13,995	11,414	13,600	10,904
Income tax expense	5,354	4,788	3,379	3,888	3,521
Net income	10,899	9,207	8,035	9,712	7,383
Basic earnings per common share	$1.37	$1.12	$0.91	$1.05	$0.81
Diluted earnings per common share	$1.33	$1.12	$0.90	$1.04	$0.79
Return on average assets	1.41%	1.46%	1.44%	1.90%	1.49%
Return on average equity	15.08%	13.87%	12.73%	16.58%	14.66%
Assets	916,831	659,341	598,513	527,726	513,144
Securities	48,173	15,550	47,885	53,141	87,350
Loans:
Commercial and industrial	540,467	411,197	317,108	246,796	199,798
Agricultural	121,279	88,121	76,093	67,025	57,511
Real estate mortgage	47,613	40,084	62,173	66,690	63,127
Real estate construction	29,303	17,201	12,252	14,781	14,170
Installment	27,405	26,311	22,489	21,190	20,364
Other loans	9,512	5,062	3,972	6,939	9,149
Total loans	775,579	587,976	494,087	423,421	364,119
Allowance for loan loss to loans percentage	1.32%	1.13%	1.00%	1.03%	1.05%
Deposits	766,335	532,237	501,426	452,899	452,913
Borrowings	63,696	53,601	27,367	8,198	1,348
Stockholders’ equity	81,130	68,206	64,530	62,922	54,211
Equity to assets ratio	8.85%	10.34%	10.78%	11.92%	10.56%
Basic weighted average shares	7,954,577	8,190,374	8,819,697	9,233,412	9,160,555

See Item 7, Results of Operations below for a description of the nonrecurring items of 2001 and 2000

AMERICANWEST BANCORPORATION

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

You should read the following discussion together with AWBC’s consolidated financial statements, related notes and supplementary data of AWBC and its subsidiaries, which are included elsewhere in this Annual Report. The following discussion contains forward-looking statements that reflect plans, estimates and beliefs. The actual results of AWBC could differ materially from those discussed in the forward-looking statements.

AWBC’s net income is derived primarily from net interest income of the Banks, which is the difference between interest earned on their loan and investment portfolios and their cost of funds, primarily interest paid on deposits and borrowings. For the years ended December 31, 2002, 2001, and 2000, AWBC’s average net interest margins were 6.2%, 6.0%, and 6.0%, respectively.

Net income is also affected by levels of provisions for loan losses, noninterest income (primarily service charges on deposits, insurance commissions, sale of securities gains or losses and other operating income) and noninterest expense (primarily salaries and benefits, occupancy expense, data processing cost, legal and professional services expense, business and occupation tax, and other operating expenses). For the three years ended December 31, 2002, 2001, and 2000, the provision for loan losses was $5,663,000, $2,855,000, and $1,643,000, respectively. Net charge-offs during the year ended December 31, 2002 were $2,893,000 as compared to $1,179,000 and $1,044,000 during 2001 and 2000, respectively.

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

	Year Ended December 31,
	2002			2001			2000
($ in thousands)	Average Balance	Interest	%	Average Balance	Interest	%	Average Balance	Interest	%

Assets
Loans	$675,344	$57,511	8.52%	$540,159	$51,300	9.50%	$450,901	$46,319	10.27%
Taxable securities	22,178	1,281	5.78%	30,533	1,868	6.12%	41,237	2,790	6.77%
Nontaxable securities	4,456	225	5.05%	4,583	318	6.94%	9,553	711	7.44%
Overnight deposits with other banks	11,095	185	1.67%	3,234	126	3.90%	7,250	464	6.40%

Total interest earning assets	713,073	$59,202	8.30%	578,509	$53,612	9.27%	508,941	$50,284	9.88%

Noninterest earning assets	62,349			51,622			48,384

Total assets	$775,422			$630,131			$557,325

Liabilities
Interest-bearing demand deposits	$206,570	$4,305	2.08%	$156,683	$4,471	2.85%	$153,327	$6,018	3.92%
Savings deposits	44,946	422	0.94%	41,266	717	1.74%	45,541	1,301	2.86%
Time deposits	283,044	8,965	3.17%	225,289	11,979	5.32%	195,875	11,660	5.95%

Total interest-bearing deposits	534,560	13,692	2.56%	423,238	17,167	4.06%	394,743	18,979	4.81%
Short-term borrowings	46,060	1,218	2.64%	42,461	1,850	4.36%	10,050	639	6.36%
Long-term borrowings	3,244	200	6.16%	647	63	9.74%	678	68	10.03%

Total interest-bearing liabilities	583,864	$15,110	2.59%	466,346	$19,080	4.09%	405,471	$19,686	4.86%

Noninterest bearing demand deposits	111,139			92,008			83,920
Other noninterest bearing liabilities	8,151			5,389			4,842

Total liabilities	703,154			563,743			494,233
Stockholders’ Equity	72,268			66,388			63,092

Total liabilities and stockholders’ equity	$775,422			$630,131			$557,325

Net interest income		$44,092	5.71%		$34,532	5.18%		$30,598	5.03%

Net interest margin to average earning assets			6.18%			5.97%			6.01%

AMERICANWEST BANCORPORATION

Nonaccrual loans are included with loan balances. In the above table tax-exempt securities income has been presented using a tax equivalent basis and an assumed tax rate of 34%.

The following table illustrates the changes in AWBC’s net interest income due to changes in volumes and interest rates. Management has assessed, and will continue to assess on an on-going basis the impact of the recent tragedies and the slowing Washington state economy on the credit risk in the loan portfolio. Currently, management is not aware of any unusually large loan concentrations in industries negatively impacted by the recent events and the slowdown in the economy. Management continues to closely monitor AWBC’s credit quality and focus on identifying potential problem credits and any loss exposure in a timely manner. Industry concentration and related limits will continue to be subject to on-going assessments.

The change in interest income and interest expense due to changes in both volume and rate, which cannot be segregated, has been allocated proportionately to the change due to volume and the change due to rate.

	2002 vs 2001			2001 vs 2000
	Increase (decrease) in net interest income due to changes in
($ in thousands)	Volume	Rate	Total	Volume	Rate	Total
INTEREST EARNING ASSETS
Loans	$12,839	$(6,628)	$6,211	$9,169	$(4,188)	$4,981
Securities	(502)	(70)	(572)	(1,080)	(343)	(1,423)
Federal funds sold and overnight time deposits	306	(247)	59	(257)	(81)	(338)

Total interest earning assets	$12,643	$(6,945)	$5,698	$7,832	$(4,612)	$3,220

INTEREST BEARING LIABILITIES
Interest-bearing demand deposits	$1,423	$(1,589)	$(166)	$132	$(1,679)	$(1,547)
Savings deposits	64	(359)	(295)	(122)	(462)	(584)
Time deposits	3,071	(6,085)	(3,014)	1,751	(1,432)	319

Total interest bearing deposits	4,558	(8,033)	(3,475)	1,761	(3,573)	(1,812)
Short-term borrowings	24	(819)	(795)	2,061	(850)	1,211
Long-term borrowings	550	(250)	300	(3)	(2)	(5)

Total interest bearing liabilities	5,132	(9,102)	(3,970)	3,818	(4,424)	(606)

Total increase (decrease) in net interest income	$7,511	$2,157	$9,668	$4,013	$(187)	$3,826

The following table presents the aggregate maturities of loans in each major category of the AWBC’s’ loan portfolio at December 31, 2002. Actual maturities may differ from the contractual maturities shown below as a result of renewals and prepayments.

2002 ($ in thousands)	Less than one year	One to five years	Over five years	Total
Commercial, financial and agricultural	$221,115	$211,739	$228,892	$661,746
Real estate-mortgage	9,835	20,948	16,830	47,613
Real estate-construction	27,167	2,116	20	29,303
Installment	5,004	20,206	2,195	27,405
Other	8,464	140	908	9,512

Total	$271,585	$255,149	$248,845	$775,579

AMERICANWEST BANCORPORATION

Results of Operations

Years Ended December 31, 2002, 2001, and 2000

Performance Summary

				% Change
($ in thousands, except per share)	2002	2001	2000	2002	2001
Interest income	$59,202	$53,504	$50,042	10.65%	6.92%
Interest expense	15,110	19,080	19,686	-20.81%	-3.08%

Net interest income	44,092	34,424	30,356	28.09%	13.40%
Provision for loan losses	5,663	2,855	1,643	98.35%	73.77%

Net interest income after provision for loan losses	38,429	31,569	28,713	21.73%	9.95%
Noninterest income	5,384	4,702	4,029	14.50%	16.70%
Noninterest expense	27,560	22,276	21,328	23.72%	4.44%

Income before income taxes	16,253	13,995	11,414	16.13%	22.61%
Income taxes	5,354	4,788	3,379	11.82%	41.70%

Net income	$10,899	$9,207	$8,035	18.38%	14.59%

Basic earnings per common share	$1.37	$1.12	$0.91	22.32%	23.08%
Diluted earnings per common share	$1.33	$1.12	$0.90	18.75%	24.44%

AWBC’s net income was $10,899,000 in 2002, $9,207,000 in 2001, and $8,035,000 in 2000. Basic earnings per share were $1.37, $1.12, and $.91 for 2002, 2001, and 2000, respectively. Diluted earnings per share were $1.33, $1.12, and $.90 in 2002, 2001, and 2000, respectively.

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

AWBC completed its merger with Latah Bancorporation, Inc. and Bank of Latah (BOL) effective July 31, 2002. As of July 31, 2002, BOL had approximately $135 million in total assets, $112 million in deposits, and $95 million in loans. Approximately 330,000 AWBC shares and $13.5 million in cash were issued to BOL shareholders for the merger. The purchase accounting method was used for the transaction.

Return on average assets was 1.41%, 1.46%, and 1.44% for 2002, 2001, and 2000, respectively. Return on average equity was 15.08%, 13.87%, and 12.73% for 2002, 2001, and 2000, respectively. Without the nonrecurring items described above, return on assets would have been 1.42% and 1.49% for 2001 and 2000, respectively. Return on equity would have been 13.48% and 13.20% for 2001 and 2000, respectively.

Net Interest Income. Net interest income increased 28% to $44,092,000 in 2002 compared to 2001. The increase in 2001 was 13% to $34,424,000 over 2000 results. The net interest income improvements were primarily the result of loan volume increases in 2002 and 2001. AWBC’s net interest margin to average earning assets was 6.18%, 5.97%, and 6.01% in 2002, 2001, and 2000, respectively. As market interest rates decreased significantly during 2002 the yield on earning assets declined to 8.30% in 2002 after falling to 9.27% in 2001. Interest bearing liabilities also moved with market interest rates by declining to 2.59% in 2002 after declining to 4.09% in 2001. The overall result was a slight net interest margin increase from 5.97% to 6.18% in 2002 after declining from 6.01% in 2000. Average earning assets increased 23% to $713 million in 2002 after rising 13% to $579 million in 2001.

Provision for Loan Losses. Provision for loan losses increased to $5,663,000 in 2002 from $2,885,000 in 2001 and $1,643,999 in 2000. The increase was due to the changing economic conditions in 2002 and

AMERICANWEST BANCORPORATION

2001 in Eastern Washington, Northern Idaho and the Pacific Northwest in general as well as the continued internal growth of the Loan Portfolio. Provisions are made to reserve for known and inherent risk characteristics within the loan portfolio. AWBC and its subsidiaries regularly evaluate the level of provision and the Allowance for Loan Losses for adequacy by considering such factors as current loan grades, historical loss rates, change in the nature of the loan portfolio, overall portfolio quality, industry concentrations, delinquency trends, current economic factors and estimate impact of current economic conditions that may effect a borrower’s ability to pay. The use of different estimates or assumptions could produce different provision for loan loss. In addition, the allowance for losses and loans and the provision for loan losses is also subject to regulatory supervision and examination.

Noninterest Income.    Noninterest income, which consists of fees and service charges, insurance commissions, securities gains and losses, and other income, increased 14.5% in 2002 to $5.3 million. The increase was due to the increases in services and other fees and mortgage banking and Bank Owned Life Insurance income in the Other Income line item. In 2001 noninterest income increased 17% due to the gain on the sale of the Insurance Agency of $392,000 and gains on the sale of credit card servicing, securities and loans. Fees and service charges for banking services increased to $3.7 million in 2002 after being at $2.8 million in 2001 and $2.5 million in 2000.

Noninterest Expense.    Noninterest expense increased by 15% in 2002 due to increases in loan officer incentive expense, nonperforming loan legal expense, and bank merger expense. Noninterest expense increased in 2001 due to loan officer incentive expense, nonperforming loan legal expense, and merger of the banks expense offset by lower expenses with the sale of the Insurance Agency and a Business and Occupation tax expense refund from an audit.

Income Tax Expense.    Income Tax Expense increased in proportion to the increase in Net Income before Taxes.

Liquidity and Capital Resources

Management believes that AWBC’s cash flow will be sufficient to support its existing operations for the foreseeable future. Cash flows from operations contribute significantly to liquidity, as do proceeds from maturities of securities and increasing customer deposits. If AWBC needs additional liquidity, it would be required to borrow or issue additional capital stock. AWBC’s ability to incur indebtedness is limited by government regulations and its ability to service borrowings is dependent upon the availability of dividends from the Banks. The payments of dividends by the Banks are subject to limitations imposed by law and governmental regulations. During 2002 AWB received $54,341,000 in certificates of deposit through the use of QwickRate Express Data and their Internet services.

The Bank may borrow on a short-term basis to compensate for reductions in other sources of funds. Bank borrowings may also be used on a longer-term basis to support expanded lending activities and to match the maturity of repricing intervals of assets. At December 31, 2002, AWBC had approximately $138 million of lines of credit available for liquidity purposes. Cash flows from operations also contribute significantly to liquidity as indicated in AWBC’s Consolidated Statement of Cash Flows, as well as proceeds from maturities of securities and increasing customer deposits.

AWBC’s total stockholders’ equity increased to $81,130,000 at December 31, 2002, from $68,206,000 at December 31, 2001 and $64,530,000 at December 31, 2000. At December 31, 2002, stockholders’ equity was 8.85% of total assets, compared to 10.34% at December 31, 2000. At December 31, 2002, AWBC held cash and cash-equivalent assets of $38.9 million.

The capital levels of AWBC and the Banks exceed applicable regulatory well-capitalized guidelines at December 31, 2002.

AMERICANWEST BANCORPORATION

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

New Accounting Pronouncements.

During the year 2002 the Financial Accounting Standards Board issued the following accounting standards:

Statement of Financial Standard (SFAS) No. 145, Rescission of FASB Statement No. 13, and Technical Corrections.    This Statement rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement, FASB Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. This Statement also rescinds FASB Statement No. 44, Accounting for Intangible Assets of Motor Carriers. This Statement amends FASB Statement No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. AWBC implemented this statement effective April 1, 2002. Implementation of this statement did not result in a material impact on its financial position or results of operations.

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

Statement of Financial Accounting Standard (SFAS) No. 147, Acquisitions of Certain Financial Institutions – an Amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9. The provisions of this Statement that relate to the application of the purchase method of accounting apply to all acquisitions of financial institutions, except transactions between two or more mutual enterprises. This Statement removes acquisitions of financial institutions from the scope of both Statement 72 and Interpretation 9 and requires that those transactions be accounted for in accordance with FASB Statements No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. In addition, this Statement amends FASB Statement N0. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor and borrower relationship intangible assets and credit-card-holder intangible assets. This Statement is effective for acquisitions on or after October 1, 2002. AWBC does not expect the Statement will result in a material impact on its financial position or results or operation.

Statement of Financial Accounting Standard (SFAS) No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure an Amendment of FASB Statement No. 123. This Statement amends FASB No. 123, to provide alternative methods of transition for a voluntary change to the fair-value based method of accounting for stock-based employee compensation. In addition, it amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. As of December 31, 2002, AWBC has adopted the disclosure requirements of the Statement and continues to follow the intrinsic value method to account for stock-based employee compensation.

AMERICANWEST BANCORPORATION

In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. The Interpretation elaborates on the disclosures to be made by sellers or guarantors of products and services, as well as those entities guaranteeing the financial performance of others. The Interpretation further clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the obligations it has undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of the Interpretation are effective on a prospective basis to guarantees issued or modified after December 31, 2002, and the disclosure requirements are effective for financial statements of periods ending after December 15, 2002. AWBC believes that its disclosures with regards to these matters are adequate as of December 31, 2002.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

Market Risk

Management considers interest rate risk to be a market risk that could have a significant effect on the financial condition and results of operations of AWBC. AWBC does not use derivatives including forward and futures contracts, options, and swaps to manage its market and interest rate risks. All of AWBC’s transactions are denominated in U.S. dollars. Approximately 41% of AWBC’s loan portfolio has interest rates, which float with the Banks’ reference interest rates. Fixed rate loans are generally made with a term of five years or less. General economic conditions, regulatory policy and competition in the marketplace affect interest income and cost of funds. The Banks’ operating strategies focus on asset/liability management. The purpose of asset/liability management (“ALM”) is to provide stable net interest income growth by protecting the AWBC’s earnings from undue interest rate risk. AWBC follows an ALM policy for controlling exposure to interest rate risk. The ALM policy is designed to maintain an appropriate balance between rate-sensitive assets and liabilities in order to maximize interest rate spreads. AWBC monitors the sensitivity of its assets and liabilities with respect to changes in interest rates and maturities, and direct the allocation of their funds accordingly. The strategy of AWBC has been to maintain, to the extent possible, a balanced position between assets and liabilities, and to place emphasis on the sensitivity of its assets.

The following table presents estimated maturity or pricing information indicating AWBC’s exposure to interest rate changes as of December 31, 2002. The expected maturities take into consideration historical and estimated principal prepayments for loans and securities. Principal prepayments are the amounts of principal reduction in addition to contractual amortization. Fixed-rate and variable-rate loans are expected to have payment rates of 35%, 25%, 15%, 15%, and 10% for the following five years, respectively. Securities principal payments are based on payment experience as of December 31, 2002. The expected maturities for financial liabilities with no stated maturity reflect historical and estimated future roll-off rates. The anticipated annual roll-off rates for noninterest bearing deposits, interest-bearing demand deposits and savings deposits are 15%. The interest rates disclosed are based on rates from 2002 results. Fair values are based on the calculations used in accordance with generally accepted accounting principles as disclosed in the financial statements.

AMERICANWEST BANCORPORATION

Year ended December 31, 2002 ($ in thousands)	Expected maturity
	2003	2004	2005	2006	2007	Thereafter	Total	Fair Value
Financial Assets
Cash and due from banks	$24,250						$24,250	$24,250
Overnight interest bearing deposits with other banks	14,675						14,675	14,675
Weighted average interest rate	1.10%						1.10%
Securities	8,210	8,810	6,508	7,512	2,318	14,815	48,173	48,173
Weighted average interest rate							5.88%
Fixed rate loans	159,911	114,222	68,533	68,533	45,689		456,888	477,814
Weighted average interest rate							8.19%
Variable rate loans	111,542	79,673	47,804	47,804	31,868		318,691	318,691
Weighted average interest rate							6.94%
Financial Liabilities
Noninterest bearing deposits	20,320	20,320	20,320	20,320	20,320	33,937	135,537	135,537
Interest-bearing demand deposits	8,670	8,670	8,670	8,670	8,670	14,481	57,831	57,831
Weighted average interest rate							0.33%
Savings deposits	37,352	37,352	37,352	37,352	37,352	62,378	249,138	249,138
Weighted average interest rate							1.26%
Time deposits	254,911	41,396	12,382	4,799	10,341		323,829	330,493
Weighted average interest rate							2.82%
Short-term borrowings	46,284						46,284	46,284
Weighted average interest rate							1.98%
Long-Term Borrowings	46	46	4,046	1,445	27	1,215	6,825	7,429
Weighted average interest rate							5.34%
Trust Preferred						10,000	10,000	10,000
Weighted average interest rate							4.80%
Net of financial assets and liabilities	(48,995)	94,921	40,075	51,263	3,165	(107,196)
Cumulative net amount	(48,995)	45,926	86,001	137,264	140,428	33,232
Percentage of total assets	-5.34%	5.01%	9.38%	14.97%	15.32%	3.62%

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

Item 8.    Financial Statements and Supplementary Data.

The consolidated financial statements and supplementary data of AWBC and its subsidiaries for the years ended December 31, 2002, 2001, and 2000, which have been audited except as indicated by Moss Adams LLP, are included as part of Item 15 of this report.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial

Disclosure.

Not applicable.

AMERICANWEST BANCORPORATION

PART III

Item 10.    Directors and Executive Officers of the Registrant.

The information requested by this item is contained in the registrant’s 2003 proxy statement under the headings “Election of Directors” and “Executive Officers who are not Directors”, and is incorporated by reference.

Item 11.    Executive Compensation.

The information requested by this item is contained in the registrant’s 2003 proxy statement under the headings “Executive Compensation” and “Report of the Compensation Committee”, and is incorporated by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information requested by this item is contained in the registrant’s 2003 proxy statement under the heading “Security Ownership of Certain Beneficial Owners and Management”, and is incorporated by reference.

Item 13.    Certain Relationships and Related Transactions.

The information requested by this item is contained in the registrant’s 2003 proxy statement under the heading “Related Party Transactions and Business Relations”, and is incorporated by reference.

Item 14.    Controls and Procedures.

Within 90 days prior to the date of this report we evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Our principal executive and financial officers supervised and participated in this evaluation. Based on this evaluation, our principal executive and financial officers each concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic reports to the SEC. The design of any system of controls is based in part upon various assumptions about the likelihood of future events, and there can be no assurance that any of our plans, products, services or procedures will succeed in achieving their intended goals under future conditions. In addition, there have been no significant changes in our internal controls or in other factors known to management that could significantly affect our internal controls subsequent to our most recent evaluation. We have found no facts that would require us to take any corrective actions with regard to significant deficiencies or material weaknesses.

AMERICANWEST BANCORPORATION

PART IV

Item 15.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a) (1)	Financial Statements
Independent Auditor’s Report on Consolidated Financial Statements
Consolidated Statements of Condition
Consolidated Statements of Income
Consolidated Statements of Changes in Stockholders’ Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements

(a) (2)	There are no financial statement schedules filed herewith.

(a) (3)	Exhibits

3.1	Articles of Incorporation of registrant are incorporated herein by reference to Exhibit 3(a) to the registrant’s registration statement on Form S-14 (File No. 2-86318).

3.2	Bylaws of registrant are incorporated herein by reference to Exhibit 3(b) to the registrant’s registration statement on Form S-14 (File No. 2-86318).

10.1

Agreement and Plan of Mergers dated March 28, 2002, by and among AmericanWest Bancorporation, AmericanWest Bank, Latah Bancorporation, Inc. and Bank of Latah is incorporated by reference to Exhibit 2 of the registrant’s registration statement on Form S-4 (File No. 333-87838).

10.2

Latah Bancorporation, Inc. 1999 Employee Incentive Stock Option Plan is incorporated by reference to Exhibit 99.1 to the registrant’s registration statement on Form S-8 (File No. 333-101040) filed November 6, 2002.

10.3

Latah Bancorporation, Inc. 1999 Non-Qualified Stock Option Plan is incorporated by reference to Exhibit 99.2 to the registrant’s registration statement on Form S-8 (File No. 333-101040) filed November 6, 2002.

10.4

Placement Agreement dated as of September 18, 2002, between AmericanWest Bancorporation and AmericanWest Statutory Trust I, as Offerors, and FTN Financial Capital Markets and Keefe, Bruyette & Woods, Inc., as Placement Agents, for the issuance of Floating Rate Capital Securities to Preferred Term Securities VII, Ltd.

10.5

Indenture dated as of September 26, 2002, between AmericanWest Bancorporation, as Issuer, and State Street Bank and Trust Company of Connecticut, National Association, as Trustee, for the issuance of Floating Rate Junior Subordinated Deferrable Interest Debentures due 2032.

10.6	Form of AmericanWest Bancorporation Floating Rate Junior Subordinated Deferrable Interest Debentures.

10.7	Form of AmericanWest Statutory Trust I Floating Rate Capital Securities.

10.8	Form of AmericanWest Statutory Trust I Floating Rate Common Securities.

10.9

Amended and Restated Declaration of Trust dated as of September 26, 2002, between AmericanWest Bancorporation, as Sponsor; Wesley E. Colley, Wade Griffith and John L. Gilbert, as Administrators; and State Street Bank and Trust Company of Connecticut, National Association, as Institutional Trustee.

AMERICANWEST BANCORPORATION

10.10

Guarantee Agreement dated as of September 26, 2002, between AmericanWest Bancorporation, as Guarantor, and State Street Bank and Trust Company of Connecticut, National Association, as Guarantee Trustee.

10.11	Subscription Agreement dated as of September 26, 2002, between AmericanWest Bancorporation and AmericanWest Statutory Trust I, as Offerors, and Preferred Term Securities VII, Ltd., as Purchaser.

10.12	AmericanWest Bancorporation 2001 Incentive Stock Plan is incorporated by reference to Exhibit 99.1 to the registrant’s registration statement on Form S-8 (File No. 333-65628).

10.13	AmericanWest Bancorporation 2001 Employee Stock Purchase Plan is incorporated by reference to Exhibit 99.1 to the registrant’s registration statement on Form S-8 (File No. 333-65630).

21	Subsidiaries of Registrant. Reference is made to “Item 1. Business. AmericanWest Bancorporation and The Banks for the required information.

23.1	Consent of Independent Auditors

99.1

Certifications of Wesley E. Colley, President and Chief Executive Officer, and C. Tim Cassels, Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K.

There were no Form 8-K Reports in the last quarter of 2002.

(c) All schedules are omitted as the required information is not applicable or the information is presented in the Consolidated Financial Statements or related notes.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 26th of March, 2003.

Principal Executive Officer:

By:	/s/ Wes Colley	President, Chief Executive Officer and Director
Wes Colley

Principal Accounting Officer

By:	/s/ C. Tim Cassels	Vice President and Chief Financial Officer
C. Tim Cassels

Remaining Directors

By:	/s/ Rand Elliott	By:	/s/ Don Swartz
	Rand Elliott, Directors		Don Swartz

By:	/s/ Allen Ketelson	By:	/s/ Keith Sattler
	Allen Ketelson, Director		Keith Sattler, Chairman and Director

By:	/s/ Robert J. Gardner	By:	/s/ P. Mike Taylor
	Robert J. Gardner, Director		P. Mike Taylor

AMERICANWEST BANCORPORATION

CERTIFICATIONS

I, Wesley E. Colley, President and Chief Executive Officer, certify that:

1.	I have reviewed this annual report on Form 10-K of AmericanWest Bancorporation.

2.	Based on my knowledge, this annual report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made know to us by others within those entities. Particularly during the period in which this annual report is being prepared;

(b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c)	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)	All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls.

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes to internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: March 26, 2003.

/s/ Wesley E. Colley
Wesley E. Colley President and Chief Executive Officer

AMERICANWEST BANCORPORATION

I, C. Tim Cassels, Vice President and Chief Financial Officer, certify that:

1.	I have reviewed this annual report on Form 10-K of AmericanWest Bancorporation.

2.	Based on my knowledge, this annual report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made know to us by others within those entities. Particularly during the period in which this annual report is being prepared;

(b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c)	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)	All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls.

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes to internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: March 26, 2003.

/s/ C. Tim Cassels
C. Tim Cassels Vice President and Chief Financial Officer

AMERICANWEST BANCORPORATION

Independent Auditor’s Report

To the Board of Directors and Shareholders

AmericanWest Bancorporation

We have audited the accompanying consolidated statement of financial condition of AmericanWest Bancorporation and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2002. These consolidated financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AmericanWest Bancorporation and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

/s/ Moss Adams LLP

Everett, Washington

January 24, 2003

AMERICANWEST BANCORPORATION

CONSOLIDATED STATEMENTS OF CONDITION

DECEMBER 31, 2002 AND 2001

($ In thousands)

	2002	2001
ASSETS
Cash and due from banks	$24,250	$24,421
Overnight interest bearing deposits with other banks	14,675	535
Cash and cash equivalents	38,925	24,956

Securities	48,173	15,550

Loans, net of allowance for loan losses of $10,272 in 2002 and $6,624 in 2001	764,938	580,899

Accrued interest receivable	6,405	5,368
Premises and equipment, net	20,943	13,488
Foreclosed real estate and other foreclosed assets	7,874	1,616
Life insurance and salary continuation assets	11,915	10,519
Goodwill	12,050	3,872
Intangible assets	3,180	1,098
Other assets	2,428	1,975

TOTAL ASSETS	$916,831	$659,341

LIABILITIES
Noninterest bearing—demand deposits	$135,537	$98,280
Interest bearing deposits:
NOW and savings accounts	306,969	207,397
Time, $100,000 and over	142,341	81,508
Other time	181,488	145,052

TOTAL DEPOSITS	766,335	532,237

Short-term borrowings	46,284	52,974
Long-term borrowings	6,825
Capital lease obligations	587	627
Trust Preferred Securities	10,000
Accrued interest payable	1,199	1,439
Other liabilities	4,471	3,858

TOTAL LIABILITIES	835,701	591,135
STOCKHOLDERS’ EQUITY
Common stock, no par, shares authorized 15 million; issued and outstanding 8,085,774 in 2002 and 7,905,366 in 2001	64,301	61,540
Retained earnings	16,394	6,584
Accumulated other comprehensive income, net of tax	435	82
TOTAL STOCKHOLDERS’ EQUITY	81,130	68,206

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$916,831	$659,341

The accompanying notes are an integral part of these financial statements.

AMERICANWEST BANCORPORATION

CONSOLIDATED STATEMENTS OF INCOME

YEARS ENDED DECEMBER 31, 2002, 2001 and 2000

($ In thousands, except per share amounts)

	2002	2001	2000
INTEREST INCOME
Interest and fees on loans	$57,511	$51,300	$46,319
Interest on securities	1,506	2,078	3,259
Other interest income	185	126	464

TOTAL INTEREST INCOME	59,202	53,504	50,042

INTEREST EXPENSE
Interest on deposits	13,692	17,167	18,979
Interest on borrowings	1,418	1,913	707

TOTAL INTEREST EXPENSE	15,110	19,080	19,686

NET INTEREST INCOME	44,092	34,424	30,356
Provision for loan losses	5,663	2,855	1,643

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	38,429	31,569	28,713

NONINTEREST INCOME
Fees and service charges	3,675	2,802	2,467
Insurance commissions	47	349	964
Securities gains/(losses)	44	188	(327)
Other	1,618	1,363	925

TOTAL NONINTEREST INCOME	5,384	4,702	4,029

NONINTEREST EXPENSE
Salaries and employee benefits	16,114	13,115	12,685
Occupancy expense, net	2,033	1,849	1,804
Equipment expense	1,988	1,649	1,503
State business and occupation tax	756	571	608
Director fees	108	114	351
Intangible assets amortization	164	336	884
Other	6,397	4,642	3,493

TOTAL NONINTEREST EXPENSE	27,560	22,276	21,328

INCOME BEFORE INCOME TAX EXPENSE	16,253	13,995	11,414

INCOME TAX EXPENSE	5,354	4,788	3,379

NET INCOME	$10,899	$9,207	$8,035

Basic earnings per common share	$1.37	$1.12	$0.91
Diluted earnings per common share	$1.33	$1.12	$0.90
Basic weighted average shares outstanding	7,954,577	8,190,374	8,819,697
Diluted weighted average shares outstanding	8,194,508	8,256,160	8,881,387

The accompanying notes are an integral part of these financial statements.

AMERICANWEST BANCORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERSS’ EQUITY

YEARS ENDED DECEMBER 31, 2002, 2001, and 2000

($ in thousands)

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income(Loss)	Total	Comprehensive Income (Loss)
	Shares	Amount
Balances, January 1, 2000	6,942,439	$44,471	$19,460	$(1,009)	$62,922
Common Stock issued for options exercised	86,789	585			585
10% Stock dividend	693,891	8,934	(8,934)
Net income			8,035		8,035	$8,035
Stock repurchase program	(749,107)	(5,086)	(2,851)		(7,937)
Net change in unrealized gain on available-for-sale securities, net of taxes				925	925	925

Balance, December 31, 2000	6,974,012	$48,904	$15,710	$(84)	$64,530	$8,960

Common stock issued for options exercised	75,005	504			504
10% stock dividend declared in January 2001	698,298	7,853	(7,853)
10% stock dividend declared in December 2001	718,670	8,408	(8,408)
Net income			9,207		9,207	$9,207
Stock repurchase program	(560,619)	(4,129)	(2,072)		(6,201)
Net change in unrealized gain on available-for-sale securities, net of taxes				166	166	166

Balance, December 31, 2001	7,905,366	$61,540	$6,584	$82	$68,206	$9,373

Common stock issued for options exercised	94,724	737			737
Common stock issued for the acquisition of Latah Bancorporation	334,947	4,101			4,101
Net income			10,899		10,899	$10,898
Stock repurchase program	(249,263)	(2,077)	(1,089)		(3,166)
Net change in unrealized gain on available-for-sale securities, net of taxes				353	353	353

Balance, December 31, 2002	8,085,774	$64,301	$16,394	$435	$81,130	$11,251

The accompanying notes are an integral part of these financial statements

AMERICANWEST BANCORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2002, 2001 and 2000

($ in thousands)

	2002	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$10,899	$9,207	$8,035
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	5,663	2,855	1,643
Depreciation and amortization	1,569	1,234	1,129
Stock issued for employee incentive program	224
Deferred income taxes	(647)	(814)	(199)
(Gain)/loss on sale of premises and equipment	(10)	(16)	84
(Increase) decrease in assets:
Accrued interest receivable	601	11	(885)
Life insurance and salary continuation assets	(670)	(115)	(481)
Other assets	24	1,803	(8)
Increase/(decrease) in liabilities:
Accrued interest payable	(475)	(541)	613
Other liabilities	(2)	648	870

NET CASH FROM OPERATING ACTIVITIES	17,176	14,272	10,801

CASH FLOWS FROM INVESTING ACTIVITIES
Securities available-for-sale:
Maturities	11,215	19,103	7,774
Sales	1,537	27,566	8,002
Purchases	(18,497)	(14,168)	(9,595)
Net increase in loans and leases	(102,858)	(95,295)	(71,892)
Purchase of life insurance contracts	—	(6,100)
Purchases of premises and equipment	(6,259)	(1,514)	(2,055)
Proceeds from sale of premises and equipment	40	23	760
Net cash to acquire Latah Bancorporation	(8,544)
Foreclosed assets activity	1,792	(106)	(331)

NET CASH FROM INVESTING ACTIVITIES	(121,574)	(70,491)	(67,337)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase/(decrease) in deposits	121,347	30,811	48,527
Short-term borrowings activity	(10,287)	26,273	19,193
Principal payments on capital lease obligations	(40)	(39)	(24)
Proceeds from issuance of capital stock	513	504	585
Proceeds from issuance of Trust Preferred Securities	10,000
Stock repurchase program	(3,166)	(6,201)	(7,937)
Cash dividends and fractional shares

NET CASH FROM FINANCING ACTIVITIES	118,367	51,348	60,344

NET CHANGE IN CASH AND CASH EQUIVALENTS	13,969	(4,871)	3,808
Cash and cash equivalents at January 1	$24,956	$29,827	$26,019

Cash and cash equivalents at December 31	$38,925	$24,956	$29,827

Interest paid	$15,585	$19,621	$19,073
Income taxes paid	$5,995	$4,852	$3,726
Supplemental Schedule of Noncash Investing and Financing Activities
Foreclosed real estate acquired in settlement of loans Transfers from securities at cost to securities at fair value	$7,821	$1,252	$1,498
			$707

The accompanying notes are an integral part of these financial statements.

AMERICANWEST BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.    Business and Summary of Significant Accounting Policies

Basis of consolidation:

The consolidated financial statements include the accounts of AmericanWest Bancorporation (AWBC or Corporation) and its wholly owned subsidiaries AmericanWest Bank (AWB or Banks) and Bank of Latah (BOL or Banks) after eliminating all significant intercompany balances and transactions. During 2001 AWBC merged its five Banks into AWB and sold its insurance subsidiary.

Nature of business:

AWB is a state-chartered commercial bank under the laws of the State of Washington, and provides banking services primarily throughout Eastern and Central Washington and Northern Idaho. BOL is a state-chartered commercial bank under the laws of the State of Idaho, and provides banking services primarily throughout Eastern Washington and Northern Idaho. AWBC is subject to competition from other financial institutions, as well as nonfinancial intermediaries and to the regulations of certain federal and state agencies and it undergoes periodic examinations by those regulatory agencies.

AmericanWest Capital Trust I (the “Trust”), a subsidiary of AWBC, was formed in September 2002 for the exclusive purpose of issuing Trust Preferred Securities and common securities and using the $10.0 million in proceeds from the issuance to acquire junior subordinated debentures issued by AWBC.

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

Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the allowance for loan losses, deferred income taxes and the valuation of real estate acquired in connection with foreclosures or in the satisfaction of loans. In connection with the determination of the allowance for loan losses and other real estate owned, management obtains independent appraisals for significant properties.

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

AMERICANWEST BANCORPORATION

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

Foreclosed real estate:

Real estate properties acquired through, or in lieu of, loan foreclosure are to be sold and are initially recorded at lower of the recorded investment or its fair value at the date of foreclosure establishing a new cost basis. After foreclosure, management periodically performs valuations and the real estate is carried at the lower of carrying amount or fair value less cost to sell. Any subsequent write-downs are recorded as a valuation allowance and charged against operating expenses. Operating expenses of such properties, net of related income, are included in other expenses and gains and losses on their disposition are included in noninterest income and expenses.

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

Intangibles:

Intangible assets acquired in the form of goodwill are not being amortized. Customer lists and covenants to not compete, and core deposits purchased are being amortized using the straight-line method over five to twenty-five years. AWBC periodically evaluates these intangible assets for impairment.

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

AMERICANWEST BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 1.    Business and Summary of Significant Accounting Policies (continued)

Per share amounts:

All per share amounts have been calculated on the basis of weighted average number of shares outstanding during each year. All share and per share amounts have been adjusted giving retroactive effect to stock dividends. The number of dilutive shares is calculated using the Treasury Stock Method.

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

Stock options:

Employee stock options are accounted for under the intrinsic value method as allowed under Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees”. Stock options are granted at exercise prices not less than the fair market value of common stock on the date of grant. Under APB No. 25, no compensation expense is recognized pursuant to AWBC’s stock option plans. The following table sets out the proforma amounts of net income and earnings per share that would have been reported had it elected to follow the fair value recognition provisions of SFAS No. 123: Fair values were arrived at through the use of the Black-Scholes model.

( $ in thousands, except per share)	2002	2001	2000
Results using fair value based method of accounting:
Proforma Net income	$10,549	$8,919	$7,739
Proforma Basic earnings per common share	$1.33	$1.09	$0.88
Proforma Diluted earnings per common share	$1.29	$1.08	$0.87

Assumptions used to make the fair value calculation:
Risk free interest rate	5.00%	4.25%	5.00%
Expected volatility	34.54%	28.25%	28.25%
Expected cash dividends	0%	0%	0%
Expected stock option life	5.0 years	5.0 years	5.0 years

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

Note 2.    Acquisition

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

AMERICANWEST BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 2.    Acquisition (continued)

The aggregate purchase price was approximately $17.5 million, including approximately $13.5 million in cash and approximately 335,000 shares of the Corporation’s common stock valued at $4 million. The value of the shares of common stock issued was determined based on the closing market price of the Corporation’s shares on March 28, 2002, the date of the definitive agreement and notification to the public of the transaction. The Corporation issued $9.3 million in subordinated debt to fund a portion of the transaction and has assumed approximately $2.7 million in long-term debt previously held by Latah. The $9.3 million in subordinated debt was subsequently repaid with the proceeds from the issuance of trust preferred securities.

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

Note 3.    Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. AWBC applied the new rules on accounting for goodwill and other intangible assets beginning in the first quarter 2002. During 2002, AWBC performed the first of the required impairment tests of goodwill as of January 1, 2002. All intangibles were found to be not impaired.

AMERICANWEST BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 3.    Accounting Pronouncements (continued)

During the year 2002 the Financial Accounting Standards Board issued the following accounting standards:

Statement of Financial Standard (SFAS) No. 145, Rescission of FASB Statement No. 13, and Technical Corrections. This Statement rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement, FASB Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. This Statement also rescinds FASB Statement No. 44, Accounting for Intangible Assets of Motor Carriers. This Statement amends FASB Statement No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. AWBC implemented this statement effective April 1, 2002. Implementation of this statement did not result in a material impact on its financial position or results of operations.

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

Statement of Financial Accounting Standard (SFAS) No. 147, Acquisitions of Certain Financial Institutions – an Amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9. The provisions of this Statement that relate to the application of the purchase method of accounting apply to all acquisitions of financial institutions, except transactions between two or more mutual enterprises. This Statement removes acquisitions of financial institutions from the scope of both Statement 72 and Interpretation 9 and requires that those transactions be accounted for in accordance with FASB Statements No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. In addition, this Statement amends FASB Statement N0. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor and borrower relationship intangible assets and credit-card-holder intangible assets. This Statement is effective for acquisitions on or after October 1, 2002. AWBC does not expect the Statement will result in a material impact on its financial position or results or operation.

Statement of Financial Accounting Standard (SFAS) No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure an Amendment of FASB Statement No. 123. This Statement amends FASB No. 123, to provide alternative methods of transition for a voluntary change to the fair-value based method of accounting for stock-based employee compensation. In addition, it amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. As of December 31, 2002, AWBC has adopted the disclosure requirements of the Statement and continues to follow the intrinsic value method to account for stock-based employee compensation.

AMERICANWEST BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 3.    Accounting Pronouncements (continued)

In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. The Interpretation elaborates on the disclosures to be made by sellers or guarantors of products and services, as well as those entities guaranteeing the financial performance of others. The Interpretation further clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the obligations it has undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of the Interpretation are effective on a prospective basis to guarantees issued or modified after December 31, 2002, and the disclosure requirements are effective for financial statements of periods ending after December 15, 2002. AWBC believes that its disclosures with regards to these matters are adequate as of December 31, 2002.

Note 4.    Cash and Cash Equivalents

The Banks are required to maintain cash reserves with the Federal Reserve Bank. Cash reserve requirements are computed by applying prescribed percentages to various types of deposits. When the Banks’ cash reserves are in excess of that required they might lend the excess to other banks.

Conversely, when cash reserves are less than required, the Banks borrow funds on a daily basis. Such reserve requirements at December 31, 2002 and 2001 were approximately $25,000 and $2,762,000, respectively. The average amounts of federal funds sold and overnight interest bearing deposits with other banks for the years ended December 31, 2002 and 2001, were $11,095,000 and $4,196,000, respectively. Similarly, averages of short-term borrowings were $43,006,000 and $42,461,000 for 2002 and 2001, respectively. Short Term borrowings consist mainly of Advances with the Federal Home Loan Bank of Seattle. Advances with the Federal Home Loan Bank of Seattle are collateralized by loans of the Banks. The balance of short-term borrowings at December 31, 2002 and 2001 was $46,284,000 and $52,974,000, respectively.

AMERICANWEST BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 5.    Securities

Debt and equity securities have been classified according to management’s intent. The amortized cost of securities and their fair values at December 31 were as follows:

December 31, 2002 ($ in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available-for-sale:
U.S. Treasury securities	$3,101	$54	$0	$3,155
Obligations of federal government agencies	9,096	54	13	9,137
Obligations of states, municipalities and political subdivisions	8,745	119	23	8,841
Mortgage backed securities	4,888	17	24	4,881
Other securities	21,678	543	62	22,159

Total	$47,508	$787	$122	$48,173

December 31, 2001 ($ in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available-for-sale:
U.S. Treasury securities	$1,001	$42		$1,043
Obligations of federal government agencies	4,531	53	20	4,564
Obligations of states, municipalities and political subdivisions	1,255	42		1,297
Mortgage backed securities	2,688	42		2,730
Other securities	5,951	34	69	5,916

Total	$15,426	$213	$89	$15,550

Securities taxable interest income was $1,010,000, $1,596,000, and $2,573,000 for 2002, 2001 and 2000, respectively. Securities nontaxable interest income was $225,000, $210,000 and $469,000 for 2002, 2001 and 2000, respectively. Dividend income was $271,000, $272,000, and $229,000 for 2002, 2001 and 2000, respectively. Securities with an amortized cost of $8,120,000 and $5,674,000 at December 31, 2002 and 2001, respectively, were pledged for purposes required or permitted by law. Market value of these securities was $8,226,000 and $5,790,000 at December 31, 2002 and 2001, respectively. Other securities includes Federal Home Loan Bank (FHLB) Stock of $4,564,000 in 2002 and $4,173,000 in 2001, which is carried at cost and can be sold back to the Federal Home Loan Bank at cost, but is restricted as to purchase and sale based on the level of AWBC business activity with the FHLB.

Gross realized gains on sales of securities available for sale were $44,000, $267,000, and $44,000 for 2002, 2001, and 2000, respectively. Gross realized losses were $0, $79,000, and $370,000 for 2002, 2001, and 2000, respectively.

AMERICANWEST BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 5.    Securities (continued)

The contractual scheduled maturity of securities at December 31, 2002 were as follows:

($ in thousands)	Amortized Cost	Fair Value
Due in one year or less	$6,636	$6,672
Due from one year to five years	17,193	17,641
Due from five to ten years	9,264	9,368
Due after ten years	4,845	4,930
Mortgage backed securities	4,888	4,881
FHLB Stock and other Non Maturity Securities	4,682	4,681

	$47,508	$48,173

Expected maturities will differ from contractual maturities because the issues of certain debt securities have the right to call or prepay their obligations without any penalties.

Note 6.    Loans and Allowance for Loan Losses

Loan categories as of December 31, 2002 and 2001 were as follows:

($ in thousands)	2002	2001
Commercial and industrial	$540,467	$411,197
Agricultural	121,279	88,121
Real estate mortgage	47,613	40,084
Real estate construction	29,303	17,201
Installment	27,405	26,311
Bank cards and other	9,512	5,062

Total loans	775,579	587,976
Allowance for loan losses	(10,272)	(6,624)
Deferred loan fees, net of deferred costs	(369)	(453)

Net loans	$764,938	$580,899

AMERICANWEST BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 6.    Loans and Allowance for Loan Losses (continued)

Variable rate loans were $318,691,000 and $229,296,000 as of December 31, 2002 and 2001, respectively. Remaining loans were fixed rate loans. A summary of loans by contractual maturity as of December 31, 2002 and 2001 is as follows:

($ in thousands)	2002	2001
Maturity within one year	$271,585	$185,917
One to five years	255,149	220,890
Over five years	248,845	181,169

	$775,579	$587,976

Changes in the allowance for loan losses are as follows:

($ in thousands)	2002	2001	2000
Balance, beginning of year	$6,624	$4,948	$4,349
Provision charged to operations	5,663	2,855	1,643
Allowance acquired through acquisiton	878
Loans charged-off	(3,280)	(1,329)	(1,140)
Recoveries	387	150	96

Balance, end of year	$10,272	$6,624	$4,948

Impaired loan information as of December 31, 2002, 2001 and 2000 is as follows:

($ in thousands)	2002	2001	2000
Impaired loans with specific allowance for loan losses	$2,323	$1,679	$177
Impaired loans without a specific allowance for loan losses	7,438	11,442	6,586

Total impaired loans	$9,761	$13,121	$6,763

Impaired loans allowance for loan losses	$512	$444	$50
Average impaired loans	10,887	11,767	6,414
Interest income recognized for impaired loans	8	269	41

AMERICANWEST BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 7.    Premises and Equipment

Major classifications of premises and equipment are summarized as of December 31, 2002 and 2001 as follows:

($ in thousands)	2002	2001
Premises	$17,815	$11,865

Furniture, fixtures, and equipment	8,154	6,314

Leasehold improvements	1,009	843

	26,978	19,022

Less accumulated depreciation	(9,941)	(7,672)

	17,037	11,350

Land	3,906	2,138

Premises and equipment, net	$20,943	$13,488

Note 8.    Life Insurance and Salary Continuation Plan

AWBC maintains a salary continuation plan for the benefit of certain of their directors, executive officers and other key employees. The plan provides for monthly payments to such persons, or their designated beneficiaries, for a period of ten years following retirement at age 65, or death prior to retirement. Amounts payable to eligible participants are determined by reference to such person’s salary or directors’ fee as of the date of each such person’s agreement under the plan.

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

Cash surrender values; salary continuance benefit obligations at age 65, and the recorded liability were as follows as of December 31, 2002 and 2001:

($ in thousands)	2002	2001
Cash surrender value	$6,784	$4,419
Present value at age 65 of all participants after full vesting is obtained	5,025	5,014
Present value at age 65 of the current fully vested participants	3,944	3,933
Recorded liability for future benefit obligation	1,789	1,428
Vested participants are eligible to receive benefits at age 65.

AMERICANWEST BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 9.    Income Taxes

The components of income tax expense for the years presented are as follows:

($ in thousands)	2002	2001	200
Current expense	$6,001	$5,602	$3,578
Deferred tax expense/(benefit)	(647)	(814)	(199)

Income tax expense	$5,354	$4,788	$3,379

The effective tax rate differs from the statutory tax rate as follows:

($ in thousands)	2002	2001	2000
Income tax at statutory rates	$5,664	$4,772	$3,892
Effect of tax-exempt interest income	(119)	(104)	(186)
Effect of tax credit			(283)
Effect of nondeductible expenses and other	(191)	120	(44)

Income tax expense	$5,354	$4,788	$3,379

The following are the significant components of deferred tax assets and liabilities. The net amount is classified with other assets in the consolidated financial statements:

($ in thousands)	2002	2001
Deferred tax assets:
Allowance for loan losses	$3,580	$2,163
Deferred compensation expense	825	538
Other	274	296

Total deferred tax assets	4,679	2,997

Deferred tax liabilities:
Deferred loan costs	576	493
Lease financing	104	74
FHLB stock dividend income	755	579
Unrealized losses on available-for-sale securities	230	42
Other	983	677

Total deferred tax liabilities	2,648	1,865

Net deferred tax assets	$2,031	$1,132

AMERICANWEST BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 10.    Time Deposit Maturities

At December 31, 2002, the scheduled maturities of time deposits were as follows:

($ in thousands)	Total
2003	$254,910
2004	41,396
2005	12,382
2006	4,799
2007	10,342

Total	$323,829

Note 11.    Trust Preferred Securities

The Trust, a wholly-owned subsidiary of AWBC, is a statutory business trust created for the exclusive purposes of issuing and selling capital securities and utilizing sale proceeds to acquire junior subordinated debt issued by AWBC. On September 26, 2002, the Trust issued $10,000,000 of trust preferred securities with a 30-year maturity, callable after the fifth year by AWBC. The rate adjusts quarterly based on LIBOR (London Inter Bank Offered Rate) plus 3.40%. These securities are considered Tier I capital for the purposes of regulatory capital requirements. Accordingly, the junior subordinated debentures are the sole assets of the Trust, and payments under the junior subordinated debentures will be the sole revenues of the Trust. All of the common securities of the Trust are owned by AWBC. AWBC has fully and unconditionally guaranteed the capital securities along with all obligations of the Trust under the trust agreements. The trust preferred securities are included as a separate line item in AWBC’s statement of financial condition and distributions payable are treated as interest expense in the consolidated statement of operations.

Note 12.    Commitments and Contingent Liabilities

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

The minimum annual rental commitments on capital and operating leases at December 31, 2002, exclusive of taxes and other charges, are summarized as follows:

($ in thousands)
2003	$782
2004	739
2005	612
2006	584
2007	583
Later years	5,414

Total minimum payments due	$8,714
Less: Amount representing interest	(314)

Present value of net minimum lease payments	$8,400

AWBC rental expense for 2002, 2001, and 2000 was $686,000, $669,000, and $663,000, respectively.

AMERICANWEST BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 12.    Commitments and Contingent Liabilities (continued)

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

	Contract or Notional Amount
($ in thousands)	2002	2001

Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$140,126	$104,783
Standby letters of credit and financial guarantees written	2,343	1,224
Unused commitments on bankcards	15,022	10,078

TOTAL	$157,491	$116,085

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

The Banks’ loans, commitments, and commercial and standby letters of credit have been granted to customers in the Banks’ market area. As such, significant changes in economic conditions in the States of Washington and Idaho or within its primary industries could adversely affect the Banks’ ability to collect loans. Substantially all such customers are depositors of the Banks. The concentrations of credit by type of loan are set forth in Note 6. AWBC’s related party loans and deposits are disclosed in Note 18. The Banks, as a matter of policy, do not extend credit to any single borrower in excess of $13,000,000.

AMERICANWEST BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 12.    Commitments and Contingent Liabilities (continued)

As of December 31, 2002 and 2001, AWBC had lines of credit available of $138,000,000 and $97,439,000, respectively, that could be used for long or short term borrowings at current market rates.

Long Term borrowings consisted entirely of long term advances that are collateralized by loans in the Banks’ loan portfolios. Interest rates on these advances range from 4.27% to 7.38%

Note 13.    Common Stock

The Board of Directors approved stock repurchases in 2002 and 2001. In 2002 249,263 shares were repurchased for $3.2 million. In 2001 560,619 shares were repurchased for $6.2 million. In January and December 2001 the Board of Directors declared 10% common stock dividends. AWBC recorded a transfer from retained earnings to common stock for the market value of the additional shares issued. Per share amounts and weighted average shares outstanding have been retroactively adjusted to reflect the stock dividends.

Note 14.    Restrictions on Dividends and Loans

The Banks are subject to banking regulations relating to the payment of dividends and the amount of loans that it may extend. The Banks are allowed to pay dividends out of retained earnings. As of December 31, 2002, the amount of retained earnings of AWB was $33,088,000 and Bank of Latah had $4,456,000. As of December 31, 2002 AWBC had $16,394,000 of retained earnings available for dividends.

Certain loans to any person, including liabilities of a firm or association, cannot exceed twenty percent of the capital and surplus of the Banks. Loans that are secured or covered by guarantees, or by commitments or agreements to take over or to purchase the same, made by any federal reserve bank or by the United States, including any corporation wholly owned directly or indirectly by the United States, are not subject to these restrictions. No loans can be made unless the Banks have more than the minimum available funds required by law.

Note 15.    Employee Stock Ownership Plan (ESOP) and Profit Sharing 401(k) Plan

AWBC sponsors an ESOP. An ESOP is a form of retirement plan whereby AWBC receives a deduction for contributions to the Plan and the Plan invests all or a portion of the employer Trust contributions and Trust earnings in stock of AWBC. The Plan is qualified under Section 401(a) of the Internal Revenue Code as a stock bonus plan. Employees 21 years or older become eligible for participation after 1,000 hours or more of service in a plan year, and benefits fully vest after five years of service. Contributions to the ESOP plan totaled $212,500, $183,000 and $400,000 for 2002, 2001 and 2000, respectively and are based on a percentage of AWBC earnings. Contributions are allocated pro rata based on eligible annual compensation on December 31. AWBC has a Profit Sharing 401(k) Plan. Contributions to the 401(k) plan in 2002 were $238,802 and in 2001 were $167,000. There were no employer contributions to the plan in 2000.

AMERICANWEST BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 16.    Stock Option Plans

The AWBC Shareholders and Board of Directors approved an Incentive Stock Plan (Plan) in 2001. The plan provides for the issuance of incentive stock options to directors, officers and key employees. The maximum aggregate number of authorized shares issued under this plan is 800,000. In any given year, no eligible participant may receive more than 10,000 shares. The exercise price of each option granted under the Plan may not be less than the fair market value of a share of AWBC’s common stock on the date of grant. The Board of Directors Compensation Committee administers the Plan. The maximum term of an incentive stock option granted under the Plan is ten years and the Plan will terminate on December 31, 2010. On February 1, 2002 and June 1, 2001 there were 115,000 and 128,370, respectively, common stock incentive stock options issued under the new Plan. As of December 31, 2002 there were 567,004 stock options outstanding from prior approved Incentive Stock Option Plans. Future incentive stock options will be issued from the Plan approved in 2001.

The status of the Plans as of December 31, 2002, 2001 and 2000 is as follows:

	2002		2001		2000
	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
Outstanding at beginning of year	486,112	$9.17	445,201	$8.39	449,770	$8.07
Granted	115,000	12.00	128,370	9.73	149,617	8.15
Acquired	284,854	2.58
Exercised	(74,444)	6.90	(82,506)	5.95	(105,015)	5.58
Forfeited	(17,208)	8.21	(4,953)	8.80	(49,171)	12.23

Outstanding at year-end	794,314	$7.45	486,112	$9.17	445,201	$8.39

Exercisable at year-end	588,643	$6.64	227,985	$8.87	337,659	$7.57
Weighted average fair value of options granted during the year		$4.68		$3.40		$3.04

AMERICANWEST BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 16.    Stock Option Plans (continued)

The following table summarizes information about stock options outstanding at December 31, 2002:

Range of Exercise Prices	Number Outstanding	Options Outstanding		Options Exercisable
		Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.06—$1.23	107,768	0.5 years	$1.16	107,768	$1.16
$2.22	30,041	4.4 years	$2.22	30,041	$2.22
$2.54	54,797	4.3 years	$2.54	54,797	$2.54
$3.70	30,616	5.6 years	$3.70	30,616	$3.70
$5.21—$5.59	23,067	7.3 years	$5.52	23,067	$5.52
$6.35	33,983	0.1 years	$6.35	33,983	$6.35
$6.64—$6.84	18,797	8.5 years	$6.66	18,797	$6.66
$7.20	6,710	0.6 years	$7.20	6,710	$7.20
$7.86	129,250	1.1 years	$7.86	46,364	$7.86
$9.39	26,292	2.0 years	$9.39	18,970	$9.39
$9.73	117,810	2.8 years	$9.73	78,804	$9.73
$10.50—$10.89	43,715	1.1 years	$10.55	35,558	$10.55
$11.19—$11.37	17,841	1.1 years	$11.31	17,841	$11.31
$12.00	109,500	4.1 years	$12.00	41,200	$12.00
$12.88	44,127	0.1 years	$12.88	44,127	$12.88

AMERICANWEST BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Condensed Statements of Condition

($ in thousands)

	December 31,
	2002	2001
Cash	$176	$1
Investment in:
Bank subsidiaries	93,289	63,918
Other assets	550	4,287

TOTAL ASSETS	$94,015	$68,206

Other Borrowings	$12,885
Stockholders’ equity	81,130	68,206

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$94,015	$68,206

AMERICANWEST BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 17.    Parent Company Only Statements (Continued)

Condensed Statements of Income

($ in thousands)

	Years Ended December 31,
	2002	2001	2000
Income:
Bank subsidiaries dividends	$6,333	$4,471	$6,318
Rent income			489
Other income	14	395	6

	6,347	4,866	6,813

Expenses:
Salaries and benefits			1,151
Interest expense	238	1	6
Depreciation and amortization	0	226	171
Other operating expenses	0		479

	238	227	1,807

Income/(loss) before tax benefit and equity in undistributed net income of subsidiaries	6,109	4,639	5,006
Income tax benefit/(expense)	76	(134)	591

Income/(loss) before equity in undistributed net income of subsidiaries	6,185	4,505	5,597
Equity in undistributed net income of:
Bank subsidiaries	4,714	4,634	2,348
Nonbank subsidiaries	0	68	90

Net income	$10,899	$9,207	$8,035

AMERICANWEST BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 17.    Parent Company Only Statements (Continued)

Condensed Statements of Cash Flows

($ in thousands)

	Years Ended December 31,
	2002	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$10,899	$9,207	$8,035
Adjustments to reconcile net income to cash provided by operating activities:
Equity in undistributed net income of subsidiaries	(4,713)	(4,702)	(2,438)
Depreciation and amortization	0	226	171
Gain on sale	0	(391)
(Increase) decrease in other assets	(62)	(2,966)	(1,060)
Increase (decrease) in other liabilities	(21)	(608)	547

NET CASH FROM OPERATING ACTIVITIES	6,103	766	5,255

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in subsidiaries	(4,963)	(294)	(2,913)
Return of investment in subsidiaries	0	4,097
Net Cash to acquire Latah Bancorporation	(8,544)
Purchase of premises and equipment			(632)
Proceeds from sale of Insurance Agency	0	781
Sale of premises and equipment			3,585

NET CASH FROM INVESTING ACTIVITIES	(13,507)	4,584	40

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of capital stock	736	504	585
Stock repurchase program	(3,166)	(6,201)	(7,937)
Proceeds from issuance of Long Term Debt	19,309
Repayment of Long Term Debt	(9,300)

NET CASH FROM FINANCING ACTIVITIES	7,579	(5,697)	(7,352)

NET CHANGE IN CASH	175	(347)	(2,057)
CASH, beginning of year	1	348	2,405

CASH, end of year	$176	$1	$348

AMERICANWEST BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 18.    Related Party Transactions

Loans to related parties:

Loans to AWBC’s officers and directors are on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than normal risk of collectibility. Such loans had the following balances and activity during 2002 and 2001:

($ in thousands)	2002	2001
Balance at beginning of year	$4,022	$15,104
New loans or advances	8,650	815
Repayments and adjustments	(3,278)	(11,897)

Balance at end of year	$9,394	$4,022

Deposits from related parties:

Deposits from related parties totaled $2,062,000 and $1,365,000 at December 31, 2002 and 2001, respectively.

Payments to related parties:

AWB paid zero dollars in 2002 but paid $84,000 in both 2001 and 2000, to an Association including one of the Directors of AWBC and AWB for the rent of its Ephrata branch. This person is no longer a director of AWBC or AWB.

Note 19.    Fair Value of Financial Instruments

SFAS No. 107, Disclosures about Fair Value of Financial Instruments requires disclosure of fair value information about financial instruments for which it is practicable to estimate fair value. As defined by SFAS No. 107, financial instruments include the categories listed below. It does not include the value of property, plant and equipment and intangible assets such as customer relationships and core deposit intangibles. Fair values of off-statement of condition lending commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counter parties’ credit standing. The fair value of the fees at December 31, 2002 and 2001, were insignificant. See Note 10 for the notional amount of the commitments to extend credit. The following table summarizes carrying amounts, estimated fair values, and assumptions used by AWBC to estimate fair value as of December 31, 2002 and 2001:

AMERICANWEST BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2002: ($ in thousands)	Assumptions Used in Estimating Fair Value	Carrying Amount	Estimated Fair Value
Financial Assets:
Cash and due from banks	Equal to carrying value	$24,250	$24,250
Overnight interest bearing deposits with other banks	Equal to carrying value	14,675	14,675
Securities	Quoted market prices	48,173	48,173
Loans	Fixed-rate loans: Discounted expected future cash flows, variable-rate loans: equal to carrying value, net of allowance for loan losses	764,938	785,709
Financial Liabilities:
Deposits	Fixed-rate certificates of deposit: Discounted expected future cash flows All other deposits: Equal to carrying value	766,335	773,002
Short-term borrowings	Equal to carrying value	46,284	46,284
Long-Term Borrowings	Discounted expected future cash flows	6,825	7,429
Trust Preferred Borrowings	Equal to carrying value	10,000	10,000

As of December 31, 2001: ($ in thousands)	Assumptions Used in Estimating Fair Value	Carrying Amount	Estimated Fair Value
Financial Assets:
Cash and due from banks	Equal to carrying value	$24,421	$24,421
Overnight interest bearing deposits with other banks	Equal to carrying value	535	535
Securities	Quoted market prices	15,550	15,550
Loans	Fixed-rate loans: Discounted expected future cash flows, variable-rate loans: equal to carrying value, net of allowance for loan losses	580,899	609,992
Financial Liabilities:
Deposits	Fixed-rate certificates of deposit: Discounted expected future cash flows All other deposits: Equal to carrying value	532,237	553,167
Short-term borrowings	Equal to carrying value	52,974	52,974

AMERICANWEST BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 20.    Regulatory Matters

The Banks are subject to various regulatory capital requirements administered by the banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory actions by regulators that, if undertaken, could have a direct material effect on the Banks’ financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Banks must meet specific capital guidelines that involve quantitative measures of the Banks’ assets, liabilities, and certain off-statement of condition items.

The Banks’ capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Quantitative measures established by regulation to ensure capital adequacy require the Banks to maintain minimum amounts and ratios set forth in the following table of total and Tier I capital to risk-weighted and average assets. As of December 31, 2001 AWBC, AWB and BOL were considered well capitalized based on regulatory capital standards.

As of December 31, 2002 and 2001 the regulatory ratios for AWBC, AWB and BOL were as follows:

	Actual		Adequately Capitalized		Well Capitalized
($ in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2002:
Total capital to risk weighted assets:
AWBC	$85,735	10.24%	> $66,972	8.00%	> $83,715	10.00%
AWB	75,452	10.36%	> 58,237	8.00%	> 72,797	10.00%
BOL	12,132	11.08%	> 8,762	8.00%	> 10,952	10.00%
Tier I capital to risk weighted assets:
AWBC	75,463	9.01%	> 33,486	4.00%	> 50,229	6.00%
AWB	66,405	9.12%	> 29,119	4.00%	> 43,678	6.00%
BOL	10,907	9.96%	> 4,381	4.00%	> 6,571	6.00%
Leverage capital, Tier I capital to average assets:
AWBC	75,463	8.54%	> 35,328	4.00%	> 44,160	5.00%
AWB	66,405	8.94%	> 29,699	4.00%	> 37,124	5.00%
BOL	10,907	7.75%	> 5,629	4.00%	> 7,036	5.00%
As of December 31, 2001:
Total capital to risk weighted assets:
AWBC	$69,778	11.25%	> $49,633	8.00%	> $62,041	10.00%
AWB	69,362	11.18%	> 49,620	8.00%	> 62,025	10.00%
Tier I capital to risk weighted assets:
AWBC	63,154	10.18%	> 24,816	4.00%	> 37,225	6.00%
AWB	62,738	10.12%	> 24,810	4.00%	> 37,215	6.00%
Leverage capital, Tier I capital to average assets:
AWBC	63,154	9.84%	> 25,660	4.00%	> 32,075	5.00%
AWB	62,738	9.92%	> 25,297	4.00%	> 31,622	5.00%

AMERICANWEST BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 21.    Earnings Per Share

The following is a reconciliation of the numerators and denominators for basic and diluted per-share computations for net income for 2002, 2001 and 2000:

($ in thousands, except per share)	2002	2001	2000
Numerator:
Net income	$10,899	$9,207	$8,035

Denominator:
Weighted-average number of common shares outstanding	7,954,577	8,190,374	8,819,697
Incremental shares assumed for stock options	239,931	65,786	61,690

Total	8,194,508	8,256,160	8,881,387

Basic earnings per common share	$1.37	$1.12	$0.91
Diluted earnings per common share	$1.33	$1.12	$0.90
Potentially dilutive stock option shares	—	122,028	150,650

QUARTERLY FINANCIAL DATA

CONDENSED CONSOLIDATED STATEMENT OF INCOME-QUARTERLY

UNAUDITED

	2002, Quarter Ended				2001, Quarter Ended
($ in thousands, except per share)	Dec. 31	Sept. 30	June 30	Mar. 31	Dec. 31	Sept. 30	June 30	Mar. 31
Interest income	$16,912	$15,964	$13,340	$12,986	$13,229	$13,616	$13,340	$13,319
Interest expense	4,162	3,999	3,452	3,497	3,802	4,555	5,162	5,561

Net Interest Income	12,750	11,965	9,888	9,489	9,427	9,061	8,178	7,758
Provision for loan losses	1,843	1,738	1,272	810	618	1,109	707	421

Net interest income after provision for loan losses	10,907	10,227	8,616	8,679	8,809	7,952	7,471	7,337
Noninterest income	1,585	1,474	1,263	1,062	1,055	1,070	1,326	1,251
Noninterest expense	8,021	7,266	6,241	6,032	5,548	5,545	5,322	5,861

Income before income taxes	4,471	4,435	3,638	3,709	4,316	3,477	3,475	2,727
Income tax	1,559	1,404	1,197	1,194	1,540	1,180	1,161	907

Net income	$2,912	$3,031	$2,441	$2,515	$2,776	$2,297	$2,314	$1,820

Basic earnings per common share	$0.361	$0.379	$0.311	$0.318	$0.35	$0.28	$0.28	$0.22
Diluted earnings per common share	$0.342	$0.369	$0.303	$0.314	$0.35	$0.28	$0.28	$0.21
Basic average shares	8,065,933	8,003,493	7,842,783	7,904,009	7,932,785	8,133,848	8,271,923	8,429,012
Diluted average shares	8,506,632	8,214,042	8,048,255	8,003,117	8,007,335	8,205,918	8,330,313	8,502,078