Form 10-Q
period 2003-03-31
AMERICANWEST BANCORPORATION
filed 2003-05-12
CIK 726990

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly report under Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2003 or

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

(509) 467-6993

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☒    No  ☐

The issuer has one class of capital stock, that being common stock. On May 7, 2003, there were 9,183,261 shares of such stock outstanding.

AMERICANWEST BANCORPORATION

INDEX TO QUARTERLY REPORT ON FORM 10-Q

March 31, 2003

AmericanWest Bancorporation and Subsidiaries

Condensed Consolidated Statement of Condition

As of March 31, 2003 and 2002

($ in thousands)

	March 31,	December 31,
ASSETS	2003	2002
Cash and due from banks	$23,964	$24,250
Overnight interest bearing deposits with other banks	9,264	14,675

Cash and cash equivalents	33,228	38,925

Securities available for sale	39,699	48,173

Loans, net of allowance for loan losses of $10,873 in 2003 and $10,272 in 2002	777,622	764,938
Accrued interest receivable	6,776	6,405
Premises and equipment, net	21,530	20,943
Foreclosed assets	8,204	7,874
Life insurance and salary continuation assets	13,487	11,915
Goodwill	12,050	12,050
Intangible assets	3,081	3,180
Other assets	1,944	2,428

TOTAL ASSETS	$917,621	$916,831

LIABILITIES

Non-Interest bearing demand deposits	$129,997	$135,537
Interest Bearing deposits
Now and Savings Accounts	326,747	306,969
Time, $100,000 and over	143,647	142,341
Other Time	165,586	181,488

Total Deposits	765,977	766,335

Short-term borrowings	40,430	46,284
Long-Term Borrowings	8,313	6,825
Capital lease obligations	576	587
Trust Preferred Securities	10,000	10,000
Accrued interest payable	1,044	1,199
Other Liabilities	5,488	4,471

TOTAL LIABILITIES	831,828	835,701

STOCKHOLDERS’ EQUITY

Common stock, no par, shares authorized 15,000,000; issued and outstanding 9,153,871 in 2003 and 8,894,351 in 2002	65,721	$64,301
Retained earnings	19,606	16,394
Accumulated other comprehensive income, net of tax	466	435

TOTAL STOCKHOLDERS’ EQUITY	85,793	81,130

TOTAL LIABILITIES and STOCKHOLDERS’ EQUITY	$917,621	$916,831

AmericanWest Bancorporation and Subsidiaries

Condensed Consolidated Statements of Income

Three Months ended as of March 31, 2003 and 2002

($ in thousands, except per share amounts)

	QE 3/31/2003	QE 3/31/2002

INTEREST INCOME
Interest and fees on loans	$16,304	$12,730
Interest on investments	451	216
Other Interest	30	40

TOTAL INTEREST INCOME	16,785	12,986

Interest on deposits	3,278	3,185
Interest on borrowings	465	312

TOTAL INTEREST EXPENSE	3,743	3,497

NET INTEREST INCOME	13,042	9,489
Provision for loan losses	866	810

NET INTEREST INCOME AFTER PROVISION	12,176	8,679

Fees and Service Charges	902	808
Other	543	254

TOTAL NONINTEREST INCOME	1,445	1,062

Salaries and employee benefits	4,936	3,678
Occupancy expense, net	604	490
Equipment expense	636	473
State business and occupation tax	198	155
Intangible amortization	62	28
Other operating expense	2,221	1,208

TOTAL NONINTEREST EXPENSE	8,657	6,032

INCOME BEFORE TAXES	4,964	3,709
INCOME TAX EXPENSE	1,752	1,194

NET INCOME	$3,212	$2,515

Basic weighted average shares outstanding	9,100,296	8,694,410
Diluted weighted average shares outstanding	9,463,122	8,803,429
Basic earnings per common share	$0.35	$0.29
Diluted earnings per common share	$0.34	$0.29

AmericanWest Bancorporation and AmericanWest Bank

Condensed Consolidated Statements of Cash Flows

Year-To-Date March 31, 2003 and 2002

($ in thousands)

	2003	2002
Cash flows from operating activities:
Net income	$3,212	$2,515
Provision for loan losses	866	810
Depreciation and amortization	542	345
(Increase)/decrease in assets and liabilities:
Accrued interest receivable	(371)	(20)
Life insurance and salary continuation assets	(1,572)	(75)
Other assets	484	82
Accrued interest payable	(155)	(53)
Other liabilities	1,017	180

Net cash provided by operating activities	4,023	3,784

Cash flows from investing activities:
Securities:
Maturities	8,741	1,488
Sales
Purchases	(501)	(62)
Net increase in loans	(14,212)	(22,248)
Purchases of premises and equipment	(1,036)	(736)
Foreclosed real estate activity	603	189

Net cash change in investing activities	(6,405)	(21,369)

Cash flows from financing activities:
Net change in deposits	(358)	47,180
Borrowings activity	(4,366)	(12,746)
Principal payments on capital lease obligations	(11)	(10)
Cash payments for stock repurchases		(1,351)
Cash received from stock sales	1,420	446

Net cash provided by financing activities	(3,315)	33,519

Net change in cash and cash equivalents	(5,697)	15,934
Cash and cash equivalents, beginning of year	38,925	24,956

Cash and cash equivalents, end of quarter	$33,228	$40,890

Supplemental Schedule of Noncash Investing and Financing Activities Foreclosed real estate acquired in settlement of loans	$927

The accompanying notes are an integral part of these statements.

AMERICANWEST BANCORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.    Basis of Presentation

The consolidated financial statements include AmericanWest Bancorporation and it’s wholly owned subsidiaries (AWBC or Corporation), AmericanWest Bank (AWB) and AmericanWest Capital Trust I, after eliminating all significant intercompany balances and transactions.

The interim unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments consisting only of normal recurring accruals necessary for a fair presentation of the financial condition, the results of operations, and cash flows for the interim periods included herein have been made. The consolidated statement of condition of AWBC as of December 31, 2002 has been derived from the audited consolidated statement of condition of AWBC as of that date. The results of operations for the three months ended March 31, 2002, are not necessarily indicative of results to be anticipated for the year ending December 31, 2003. For additional information, refer to the consolidated financial statements and footnotes thereto included in AWBC’s annual report on Form 10-K for the year ended December 31, 2002.

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

Three Months Ended	March 31,	March 31,
($ in thousands, except per share)	2003	2002
Net Income as Reported	$3,212	$2,515
Additional compensation for fair value of stock options granted	$671	$350
Proforma Net Income	$2,541	$2,165
Earnings Per Share
Basic
As Reported	$0.35	$0.29
Proforma	$0.28	$0.25
Diluted
As Reported	$0.34	$0.29
Proforma	$0.27	$0.25

NOTE 2—Consolidation of Subsidiaries

On March 19, 2003, AWBC consolidated its two commercial banking subsidiaries, AmericanWest Bank and Bank of Latah into a single commercial bank, AmericanWest Bank. The AmericanWest Bank charter is the surviving charter.

AMERICANWEST BANCORPORATION

NOTE 3.    Securities

The securities are classified as available-for-sale and are stated at fair value, and unrealized holding gains and losses, net of related deferred taxes, are reported as a separate component of stockholders’ equity. Gains or losses on available-for-sale securities sales are reported as part of noninterest income based on the net proceeds and the adjusted carrying amount of the securities sold, using the specific identification method. Carrying amount and fair values at March 31, 2003 and December 31, 2002 were as follows:

	March 31, 2003		December 31, 2002
$ in thousands	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. Treasury Securities	$500	$548	$3,101	$3,155
Obligations of Federal Government Agencies	5,016	5,086	9,096	9,137
Mortgage backed securities	5,238	5,207	4,888	4,881
Obligations of states, municipalities and political subdivisions	8,606	8,763	8,745	8,841
Corporate securities	12,482	13,018	12,310	12,660
Other securities	6,970	7,077	9,368	9,499

TOTAL	$38,812	$39,699	$47,508	$48,173

AMERICANWEST BANCORPORATION

NOTE 4.    Loans

Loan detail by category as of March 31, 2003 and December 31, 2002 were as follows:

$ in thousands	March 31, 2003	December 31, 2002
Commercial and industrial	$565,677	$540,467
Agricultural	116,414	121,279
Real estate mortgage	43,869	47,613
Real estate construction	28,328	29,303
Installment	28,678	27,405
Bank cards and other	5,863	9,512

Total Loans	$788,829	$775,579

Allowance for loan losses	(10,873)	(10,272)
Deferred loan fees, net of deferred costs	(334)	(369)

Net Loans	$777,622	$764,938

AMERICANWEST BANCORPORATION

NOTE 5.    Allowance for Loan Losses

The allowance for loan loss is maintained at levels considered adequate by management to provide for possible loan losses. The allowance is based on management’s assessment of various factors affecting the loan portfolio, including problem loans, business conditions and loss experience, and an overall evaluation of the quality of the underlying collateral. Changes in the allowance for loan losses during the three month periods ended March 31, 2003 and 2002 were as follows:

	Three Months Ended
	March 31, 2003	March 31, 2002
Balance, beginning of period	$10,272	$6,624
Provision for loan losses	866	810
Loan charge-offs	(385)	(1,104)
Loan recoveries	120	50

Balance, end of period	$10,873	$6,380

NOTE 6.    New Accounting Pronouncements

In January 2003, FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (VIE). It defined a VIE as a corporation, partnership, trust, or any other legal structure used for the business purpose that either a) does not have equity investors with voting rights or b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. This interpretation will require a VIE to be consolidated by a company if that company is subject to a majority of the risk of loss from the VIE’s activities or entitled to receive a majority of the entity’s residual return. The provisions of interpretation No. 46 are required to be applied immediately to VIEs created after January 31, 2003. AWBC does not have any VIE’s and accordingly, the implementation of the Interpretation did not result in an impact on its financial position or results of operations.

AMERICANWEST BANCORPORATION

Item 2:    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Statements contained in this Quarterly Report, which are not historical facts, are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 as amended. A forward-looking statement may contain words such as “plan”, “hopes”, “believes”, “will continue to be”, “will be”, “continued to”, “expect to”, “anticipate that”, “to be”, or “can impact.” These forward-looking statements include statements relating to AmericanWest Bancorporation’s (AWBC) expectations as to (i) the adequacy of the provisions for loan losses, (ii) the sufficiency of existing cash balances and investments, together with cash flow from operating activities and available lines of credit to meet AWBC’s liquidity and capital spending requirements in future years, (iii) the effects of inflation and changing prices on AWBC’s operations, (iv) management’s assessment of interest rate risks, and (v) AWBC’s ability to continue to compete effectively with larger enterprises and implement the company’s growth strategy. Management cautions that forward-looking statements are subject to risks and uncertainties that could cause AWBC’s actual results to differ materially from those projected in such forward-looking statements. Moreover, neither AWBC nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements. AWBC is under no duty to update any of the forward-looking statements after the date of this Quarterly Report to conform such statements to actual results or to changes in our expectations.

The following discussion contains a review of the results of operations and financial condition for first quarter in 2003 and 2002. This information should be read in conjunction with the financial statements and related notes appearing in this report. The reader is assumed to have access to AWBC’s Form 10-K for the year ended December 31, 2002, which contains additional information.

AmericanWest Bancorporation

AmericanWest Bancorporation, Inc (the “Corporation”) is a bank holding company registered under the Bank Holding Company Act of 1956, as amended. The Corporation conducts business through its wholly-owned subsidiary, AmericanWest Bank (AWB) a state-chartered, FDIC-insured commercial bank organized under the laws of the State of Washington. The Corporation’s main office is located in Spokane, Washington.

AmericanWest Capital Trust I (the “Trust”), a subsidiary of AWBC, was formed in September 2002 for the exclusive purpose of issuing Trust Preferred Securities and common securities and using the $10.0 million in proceeds from the issuance to acquire junior subordinated debentures issued by AWBC.

AmericanWest Bank

AWB provides a full range of banking services to small and medium sized businesses, professionals, and consumers through 47 offices located in Eastern Washington and Northern Idaho.

The principal sources of the AWB’s revenue are 1) interest and fees on loans, 2) fees for deposit accounts and related services, 3) interest on investments and 4) interest bearing deposits with other banks. AWB’s lending activities consist of term and operating loans to businesses and farmers, real estate construction and development loans, vehicle and equipment loans for both businesses and consumers, and real estate mortgage loans. AWB also offers a full line of deposit account products and related services.

AMERICANWEST BANCORPORATION

Performance Overview

The table below summarizes the Corporation’s financial performance for the three months ending March 31, 2003 and 2002:

AMERICANWEST BANCORPORATION AND SUBSIDIARIES

PERFORMANCE SUMMARY

($ in thousands except per share data)

	Three Months Ended March 31,
	2003	2002	% Change
Interest Income	$16,785	$12,986	29.3%
Interest Expense	3,743	3,497	7.0%

Net Interest Income	13,042	9,489	37.4%

Provision for Loan Loss	866	810	6.9%

Net interest income after provision for loan losses	12,176	8,679	40.3%

Non Interest Income	1,445	1,062	36.1%
Non Interest Expense	8,657	6,032	43.5%

Income before Taxes	4,964	3,709	33.8%

Income Taxes	1,752	1,194	46.7%

Net Income	$3,212	$2,515	27.7%

Basic earnings per common share	$0.35	$0.29	22.0%
Diluted earnings per common share	$0.34	$0.29	18.8%

Net Income

The Corporation reported net income of $3,212,000 or $0.34 per fully diluted share for the first quarter of 2003 compared to $2,515,000 and $0.29 for the same period in 2002. The Corporation’s return on average assets was 1.41% for the three months ended March 31, 2003 and 1.52% for the same period in 2002. Return on average equity for the Corporation was 15.67% for the three months ended March 31, 2003, an increase from 14.74% for the three months ended March 31, 2002. All of the Corporation’s net income for these periods was derived from the operating results of AWB.

Net Interest Income

Net interest income for the three months ended March 31, 2003 was $13,042,000, an increase of $3,553,000 or 37% over the same period in 2002. This increase in Net Interest Income has been largely due to the increase in interest earning assets related to the acquisition of Bank of Latah in the third quarter of 2002. There was a slight increase in Net Interest Margin to 6.20% for the three months ended March 31, 2003 compared to 6.18% for the like period last year. This increase was due to the continued decrease in market interest rates on deposits and continued repricing of maturing time deposits to lower rates. This was offset by continued repricing of loans and investments through maturity and new origination.

AMERICANWEST BANCORPORATION

The following table sets forth the Corporation’s net interest margin for the three months ending March 31, 2003 and 2002:

AmericanWest Bancorporation and Subsidiaries

Net Interest Margin

Year-To-Date March 31, 2003 and 2002

($ in thousands)

	2003			2002
	Average	Interest	%	Average	Interest	%
Loans	$790,035	$14,363	7.37%	$597,773	$11,273	7.65%
Loan fees		1,942	1.00%		1,457	0.99%
Investments	63,208	480	3.08%	25,112	256	4.13%

Total earning assets	853,243	16,785	7.98%	622,885	12,986	8.46%

Other assets	72,367			49,671

Total assets	$925,609	$16,785		$672,556	$12,986

Interest-bearing deposits	$628,492	$3,278	2.12%	$454,503	$3,185	2.84%
Borrowings	61,872	465	3.05%	48,842	312	2.59%

Total interest-bearing liabilities	690,364	3,743	2.20%	503,345	3,497	2.82%

Noninterest bearing deposits	130,313			94,655
Other liabilities	21,839			5,377

Total liabilities	842,516	3,743	0.53%	603,377	3,497	0.70%

Equity	83,093			69,179

Total liabilities and capital	$925,609	$3,743		$672,556	$3,497

Net interest income/spread		$13,042	5.78%		$9,489	5.64%
Net interest margin to average earning assets			6.20%			6.18%

AMERICANWEST BANCORPORATION

Provision for Loan Losses

Provision for loan losses reduces net interest income. The Corporation provided $866,000 in the first three months of 2003, compared to $810,000 in 2002. This increased provision is the result of continued growth in the Corporation’s loans and management of the allowance for loan losses for the inherent risks in the loan portfolio.

Provisions are made to reserve for known and inherent risk characteristics within the loan portfolio. AWBC and its subsidiary regularly evaluate the level of provision and the allowance for loan losses for adequacy by considering such factors as current loan grades, historical loss rates, change in the nature of the loan portfolio, overall portfolio quality, industry concentrations, delinquency trends, current economic factors and estimated impact of current economic conditions that may effect a borrower’s ability to pay. The use of different estimates or assumptions could produce different provision for loan losses. In addition, the allowance for loan losses and the provision for loan losses are also subject to regulatory supervision and examination.

Noninterest Income and Expense

Noninterest income for the three months ended March 31, 2003 was $1.45 million, an increase from $1.06 million in 2002. Fees and service charges increased in 2003 to $902,000 over $808,000 in 2002. The increases in these areas are primarily due to the addition of Bank of Latah operations through acquisition in the third quarter of 2002.

Noninterest expense increased to $8.6 million for the three months ended March 31, 2003 from $6.0 million in the first three months of 2002. The majority of this increase is due to the addition of Bank of Latah operations which were acquired in the third quarter of 2002. Increases in employee incentives and occupation expenses also contributed to this increase.

Nonperforming Assets

Nonperforming assets include loans that are 90 or more days past due or in non-accrual status and real estate and other loan collateral acquired through foreclosure. Total nonperforming assets were $21.2 million or 2.31% of total assets at March 31, 2003. This compares to $21.4 million or 2.34% of assets in 2002. The majority of nonperforming assets are comprised of several loans.

The Corporation has acquired clear title to two ice skating complexes in Spokane and is marketing one as an ongoing concern. The other is being marketed as multiple use commercial real estate. The Corporation anticipates no further losses on the approximately $4.6 million in remaining balances.

Management believes it remains well secured on a $3.8 million loan for a retail/office complex in Spokane. This loan is subject to litigation with trial now scheduled for May of 2003. Management believes the Corporation will prevail in this matter.

The Corporation has acquired two former apple orchards in the Yakima area and is working to liquidate these properties. It is Management’s belief that these efforts will allow the Corporation to recover the approximately $1.4 million in remaining balances on these properties.

Four additional loans comprise approximately $5.3 million of the non performing assets. These loans are currently in the process of foreclosure with collateral made up of two restaurants, an Alzheimer’s facility and a nursery. The Corporation anticipates no additional losses on these loans.

AMERICANWEST BANCORPORATION

Financial Condition

The Corporation’s consolidated assets at March 31, 2003 were $917.6 million, an increase of $0.8 million versus December 31, 2002. Loans increased by $12.7 million during the quarter which was offset by a decrease of $8.5 million in investments and a decrease of 5.7 million in cash and cash equivalents.

Deposits were essentially flat at $766.0 million at March 31, 2003 compared to $766.3 million at December 31, 2002. Short term borrowings decreased by $5.9 million to $40.4 million from $46.3 million at December 31, 2002. This decrease was offset by an increase of $1.5 million in long-term borrowings to $8.3 million at March 31, 2003.

Total stockholders’ equity was $85.8 million at March 31, 2003, up from $81.1 million at year-end 2002. Increases in stockholders’ equity were mostly due to net income and exercising of stock options.

Investment Portfolio

The Corporation’s investment portfolio decreased from $48.1 million at December 31 2002 to $39.7 million at March 31, 2003. This decrease was due to payments received on, maturities of and calls of existing securities. The major classifications of investments as of March 31, 2003 and December 31, 2002 can be found in the Notes to Condensed Consolidated Financial Statements. All securities are classified as available-for–sale. Management believes that this classification provides greater flexibility to respond to interest rate changes and liquidity needs.

Loan Portfolio

The major classifications of loans at March 31, 2003 and December 31, 2002 can be found in the Notes to Condensed Consolidated Financial Statements.

Total loans were $788.8 million as of March 31, 2003 compared to $775.6 million at December 31, 2002. This increase was driven by a $25.2 million growth in commercial and industrial loans, which includes commercial real estate loans. This increase was offset by a decrease of $3.7 million in agricultural loans, primarily due to seasonal issues and a decrease in bank cards and other loans of $3.6 million, which was primarily due to seasonal issues. Management continues to pursue loan growth as a source of increased net interest income.

Allowance for Loan Losses

At March 31, 2003, the Corporation’s allowance for loan losses was $10.9 million or 1.38% of total loans. This compares to $10.3 million or 1.32% at December 31, 2002. Activity in the allowance is summarized in Note 5 in the Notes to Condensed Consolidated Financial Statements

The allowance for loan losses is increased by charges to income (provision for loan losses) and decreased by charge-offs (net of recoveries). Loans are charged to the allowance when management believes the collection of principal is unlikely. The allowance is an amount management believes is adequate to absorb losses inherent in existing loans and commitments to extend credit. This judgment is based on growth and composition of the portfolio, periodic risk evaluation of existing loans and loan commitments, past loan loss experience, economic factors, and the status of specific problem loans.

The majority of the Corporation’s loans are to small and medium-sized businesses and farmers in Eastern Washington and Northern Idaho and are secured by residential and commercial real estate, crops and business inventory and receivables. Real estate values in this area remain stable. Prices for agricultural commodities, with the exception of apples, also remain at normal levels. However, significant, long term changes in either of these underlying factors could affect the collectibility of a material portion of the Corporation’s loans outstanding.

AMERICANWEST BANCORPORATION

Management believes that the allowances for loan losses and other real estate owned are adequate. While management uses currently available information to recognize losses on loans and other real estate owned, future additions to the allowances may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Corporation’s allowance for loan losses and other real estate owned. Such agencies may require the Corporation to recognize additions to the allowance based on their judgments of information available to them at the time of their examination.

Deposits

The Corporation’s primary source of funds is customer deposits. To attract and retain deposits, the Corporation offers a wide variety of account types and maturities, both interest bearing and non-interest bearing. Many accounts types have additional services bundled with them, such as insurance, travel discounts, free checks and free or discounted access to other bank services. Interest rates on accounts are determined by management based on the Corporation’s funding needs and market conditions and can change as frequently as daily.

At March 31, 2003, total deposits were $766.0 million, a decrease of $0.3 million versus December 31, 2002. Non-interest bearing deposits and other time deposits decreased $5.5 million and $15.9 million at March 31, 2003 versus December 31, 2002, respectively. This decrease was partially offset by an increase in now and savings accounts of $19.8 million from December 31, 2002 to March 31, 2003 and an increase of $1.3 million in time, $100,000 and over deposits during the same period.

In recent years, competition from non-bank investment alternatives has increased competition for retail deposits. The current low interest rate environment also makes it more difficult to attract consumer deposits, particularly the longer maturities the Corporation desires to protect its net interest margin. In light of these factors and to further diversify its funding sources, the Corporation has expanded its use of time deposits from public entities and from small depository institutions. These funds have also proven to often be less costly than retail time deposits. At March 31, 2003, these accounts totaled $116.3 million or approximately 15% of total deposits.

Liquidity and Capital Resources

Management actively analyzes and manages the Corporation’s liquidity position. The objective of liquidity management is to ensure the availability of sufficient cash flows to meet all financial commitments and to capitalize on opportunities for profitable business expansion. Management believes that the Corporation’s cash flow will be sufficient to support its existing operations for the foreseeable future.

Cash flows from operations contribute significantly to liquidity as well as proceeds from maturities of securities and increasing customer deposits. As indicated on the Corporation’s Condensed Consolidated Statement of Cash Flows, net cash from operating activities for the three months ended March 31, 2003 contributed $4.0 million to liquidity compared to $3.8 million for the three months ended March 31, 2002.

At March 31, 2003, the Corporation held cash and due from banks, interest-bearing deposits with banks, and federal funds sold of approximately $33.2 million. In addition, at such date $39.7 million of the Corporation’s investments were classified as available for sale.

In addition to the strategy noted for deposits above, the Corporation uses short-term borrowings, principally in the form of advances from the Federal Home Loan Bank of Seattle, as a source of funding. With maturities ranging from overnight to 12 years, these advances are used to provide a ready source of liquidity for the operations and are a tool the Corporation uses to manage its interest rate risk.

AMERICANWEST BANCORPORATION

At March 31, 2003, short-term and long-term borrowings stood at $40.4 million and $8.3 million, respectively. These balances represented a decrease of $5.8 million in short-term borrowings and an increase of $1.5 million in long-term borrowings in comparison to December 31, 2002. The entire amount of short-term and long-term borrowings is comprised of advances with the Federal Home Loan Bank of Seattle (FHLB). The Corporation’s total line of credit at the FHLB is approximately $104,000,000. The Corporation also has unused, short-term credit lines totaling $31 million with two unaffiliated banks.

As a federally-regulated bank holding company, the Corporation is required to maintain minimum levels of capital at all times at both AWBC and AWB. Bank regulatory agencies have promulgated regulations that measure the Corporation’s capital in three ways. Tier One Capital, currently comprised of stockholders’ equity and trust preferred securities, is measured against assets both on a book basis and on a risk-weighted basis according to standardized risk categories for specific types of assets. In addition, Tier One capital is adjusted for certain other items, most prominently the Allowance for Loan Losses and certain intangibles, to arrive at defined total regulatory capital. This amount is then measured against risk-weighted assets.

The table below lists the Corporation’s capital ratios relative to regulatory requirements at March 31, 2003:

Capital Ratio	Regulatory Standard for “Well Capitalized” Rating	AWBC Actual Ratio	AWB Actual Ratio
Tier One Capital to Average Total Assets	5.00%	8.89%	8.81%
Tier One Capital to Risk Weighted Assets	6.00%	9.35%	9.27%
Total Capital to Risk Weighted Assets	10.00%	10.60%	10.52%

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

Management considers interest rate risk to be a market risk that could have a significant effect on the financial condition of AWBC. There have been no material changes in reported market risks faced by AWBC since the end of the most recent fiscal year.

Item 4.    Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures: An evaluation of the Corporation’s disclosure controls and procedures (as defined in rules 13(a)-14 and 15(d)-14 under of the Securities Exchange Act of 1934 (the “Act”)) was carried out under the supervision and with the participation of the Corporation’s Chief Executive Officer, Chief Financial Officer and several other members of the Corporation’s senior management within the 90-day period preceding the filing date of this quarterly report. The Corporation’s Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Corporation in the reports it files or submits under the Act is (i) accumulated and communicated to the Corporation’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b) Changes in Internal Controls: In the quarter ended March 31, 2003, the Corporation did not make any significant changes in, nor take any corrective actions regarding, its internal controls or other factors that could significantly affect these controls.

AMERICANWEST BANCORPORATION

Item 6.    Exhibits and Reports on Form 8-K

(a)	Exhibits

The following exhibits are filed as part of this report:

•	Exhibit 99.1 Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
•	Exhibit 99.2 Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

There were no Form 8-K Reports in the quarter ended March 31, 2003

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 12, 2003

AMERICANWEST BANCORPORATION

/s/    WES COLLEY

Wes Colley, President and

Chief Executive Officer

/s/    DAN MURRAY

Dan Murray, Senior Vice President and

Chief Credit Officer

/s/    C. TIM CASSELS

C. Tim Cassels, Vice President and

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

Date: May 12, 2003

By:	/s/ WES COLLEY
Wes Colley President and Chief Executive Officer

AMERICANWEST BANCORPORATION

CERTIFICATION OF CHIEF FINANCIAL OFFICER

PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, C. Tim Cassels, certify that:

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 12, 2003

By:	/s/ C. TIM CASSELS
C. Tim Cassels Vice President and Chief Financial Officer