Form 10-Q
period 2003-06-30
AMERICANWEST BANCORPORATION
filed 2003-08-13
CIK 726990

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly report under Section 13 or 15 (d) of the Securities Exchange Act of 1934

            For the quarterly period ended June 30, 2003 or

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

The issuer has one class of capital stock, that being common stock. On August 6, 2003, there were 9,139,495 shares of such stock outstanding.

AMERICANWEST BANCORPORATON

INDEX TO QUARTERLY REPORT ON FORM 10-Q

June 30, 2003

AMERICANWEST BANCORPORATON

AmericanWest Bancorporation and Subsidiaries

Condensed Consolidated Statement of Condition

As of June 30, 2003 and December 31, 2002

($ in thousands)

	June 30, 2003	December 31, 2002
ASSETS
Cash and due from banks	$21,361	$24,250
Overnight interest bearing deposits with other banks	12,237	14,675

Cash and cash equivalents	33,598	38,925
Securities available for sale	39,143	48,173
Loans, net of allowance for loan losses of $11,599 in 2003 and $10,272 in 2002	811,895	764,938
Accrued interest receivable	7,204	6,405
Premises and equipment, net	22,102	20,943
Foreclosed assets	8,619	7,874
Life insurance and salary continuation assets	15,279	11,915
Goodwill	12,050	12,050
Intangible assets	3,019	3,180
Other assets	1,849	2,428

TOTAL ASSETS	$954,758	$916,831

LIABILITIES
Non-Interest bearing demand deposits	$131,847	$135,537
Interest bearing deposits
Now and savings accounts	337,628	306,969
Time, $100,000 and over	150,043	142,341
Other time	185,300	181,488

Total deposits	804,818	766,335

Short-term borrowings	35,500	46,284
Long-term Borrowings	8,910	6,825
Capital lease obligations	565	587
Trust preferred securities	10,000	10,000
Accrued interest payable	1,084	1,199
Other liabilities	5,177	4,471

TOTAL LIABILITIES	866,054	835,701

STOCKHOLDERS’ EQUITY
Common stock, no par, shares authorized 15,000,000; issued and outstanding 9,166,970 in 2003 and 8,894,351 in 2002	65,412	$64,301
Retained earnings	22,557	16,394
Accumulated other comprehensive income, net of tax	735	435

TOTAL STOCKHOLDERS’ EQUITY	88,704	81,130

TOTAL LIABILITIES and STOCKHOLDERS’ EQUITY	$954,758	$916,831

The accompanying notes are an integral part of these statements.

AMERICANWEST BANCORPORATON

AmericanWest Bancorporation and Subsidiaries

Condensed Consolidated Statements of Income

($ In thousands, except per share)

	Three Months Ended June 30,		Year To Date June 30,
	2003	2002	2003	2002
INTEREST INCOME
Interest and fees on loans	$17,106	$13,109	$33,410	$25,839
Interest on Investments	447	206	903	422
Other Interest Income	30	25	54	65

TOTAL INTEREST INCOME	17,583	13,340	34,367	26,326

INTEREST EXPENSE
Interest on deposits	3,379	3,199	6,657	6,384
Interest on borrowings	334	253	799	565

TOTAL INTEREST EXPENSE	3,713	3,452	7,456	6,949

NET INTEREST INCOME	13,870	9,888	26,911	19,377

Provision for loan losses	1,120	1,272	1,986	2,082

NET INTEREST INCOME AFTER PROVISION	12,750	8,616	24,925	17,295

Fees and service charges	1,084	879	1,986	1,687
Other	538	384	1,081	638

TOTAL NONINTEREST INCOME	1,622	1,263	3,067	2,325

NONINTEREST EXPENSE
Salaries and employee benefits	5,007	3,746	9,943	7,424
Occupancy expense, net	603	453	1,206	943
Equipment expense	605	461	1,241	934
Intangible amortization	63	29	126	57
State business and occupation tax	207	163	405	318
Other operating expense	2,329	1,389	4,550	2,597

TOTAL NONINTEREST EXPENSE	8,814	6,241	17,471	12,273

INCOME BEFORE TAXES	5,558	3,638	10,521	7,347

INCOME TAX EXPENSE	1,955	1,197	3,707	2,391

NET INCOME	$3,603	$2,441	$6,814	$4,956

Basic Earnings per common share	$0.39	$0.28	$0.75	$0.57
Diluted Earnings per common share	$0.38	$0.28	$0.72	$0.56
Basic weighted average shares outstanding	9,168,095	8,627,061	9,085,273	8,660,549
Diluted weighted average shares outstanding	9,525,145	8,853,081	9,494,305	8,828,255

The accompanying notes are an integral part of these statements.

AMERICANWEST BANCORPORATON

AmericanWest Bancorporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

Year-To-Date June 30, 2003 and 2002

($ in thousands)

	2003	2002
Cash flows from operating activities:
Net income	$6,814	$4,956
Provision for loan losses	1,986	2,082
Depreciation and amortization	1,896	647
(Increase)/decrease in assets and liabilities:
Accrued interest receivable	(799)	(98)
Life insurance and salary continuation assets	(364)	(304)
Other assets	579	247
Accrued interest payable	(115)	(345)
Other liabilities	706	68

Net cash provided by operating activities	10,703	7,253

Cash flows from investing activities:
Securities:
Maturities	12,326	2,472
Sales	879
Purchases	(4,402)	(3,246)
Net increase in loans	(50,772)	(52,144)
Purchases of Life Insurance and salary continuation assets	(3,000)
Sales of premises and equipment		9
Purchases of premises and equipment	(2,153)	(1,638)
Foreclosed real estate activity	870	(4,436)

Net cash change in investing activities	(46,252)	(58,983)

Cash flows from financing activities:
Net change in deposits	38,483	64,628
Borrowings activity	(8,699)	(7,632)
Principal payments on capital lease obligations	(22)	(20)
Cash payments for stock repurchases	(1,100)	(1,587)
Cash received from stock sales	1,560	468

Net cash provided by financing activities	30,222	55,857

Net change in cash and cash equivalents	(5,327)	4,127
Cash and cash equivalents, beginning of year	38,925	24,956

Cash and cash equivalents, end of quarter	$33,598	$29,083

Supplemental Schedule of Noncash Investing and Financing Activities
Foreclosed real estate acquired in settlement of loans	1,929

The accompanying notes are an integral part of these statements.

AMERICANWEST BANCORPORATON

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. Basis of Presentation

The consolidated financial statements include AmericanWest Bancorporation and it’s wholly owned subsidiaries (AWBC or Corporation), AmericanWest Bank (AWB) and AmericanWest Capital Trust I, after eliminating all significant intercompany balances and transactions.

The interim unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments consisting only of normal recurring accruals necessary for a fair presentation of the financial condition, the results of operations, and cash flows for the interim periods included herein have been made. The consolidated statement of condition of AWBC as of December 31, 2002 has been derived from the audited consolidated statement of condition of AWBC as of that date. The results of operations for the three and six months ended June 30, 2003, are not necessarily indicative of results to be anticipated for the year ending December 31, 2003. For additional information, refer to the consolidated financial statements and footnotes thereto included in AWBC’s annual report on Form 10-K for the year ended December 31, 2002.

Employee stock options are accounted for under the intrinsic value method as allowed under Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees”. Stock options are granted at exercise prices not less than the fair market value of common stock on the date of grant. Under APB No. 25, no compensation expense is recognized pursuant to AWBC’s stock option plans. The following table sets out the proforma amounts of net income and earnings per share that would have been reported had it elected to follow the fair value recognition provisions of SFAS No. 123 as amended: Fair values were arrived at through the use of the Black-Scholes model.

Six Months Ended	June 30, 2003	June 30, 2002
( $ in thousands, except per share)
Net Income as Reported	$6,814	$4,956
Additional compensation for fair value of stock options granted	$671	$350
Proforma Net Income	$6,143	$4,606
Earnings Per Share
Basic
As Reported	$0.75	$0.57
Proforma	$0.68	$0.53
Diluted
As Reported	$0.72	$0.56
Proforma	$0.65	$0.52

NOTE 2—Consolidation of Subsidiaries

On March 19, 2003, AWBC consolidated its two commercial banking subsidiaries, AmericanWest Bank and Bank of Latah into a single commercial bank, AmericanWest Bank. The AmericanWest Bank charter is the surviving charter.

AMERICANWEST BANCORPORATON

NOTE 3. Securities

The securities are classified as available-for-sale and are stated at fair value, and unrealized holding gains and losses, net of related deferred taxes, are reported as a separate component of stockholders’ equity. Gains or losses on available-for-sale securities sales are reported as part of noninterest income based on the net proceeds and the adjusted carrying amount of the securities sold, using the specific identification method. Carrying amount and fair values at June 30, 2003 and December 31, 2002 were as follows:

	June 30, 2003		December 31, 2002
$ in thousands	Amortized Cost	Fair Value	Amortized Cost	Fair Value
US. Treasury Securities	$500	$550	$3,101	$3,155
Obligations of Federal Government Agencies	3,417	3,457	9,096	9,137
Mortgage backed securities	5,219	5,252	4,888	4,881
Obligations of states, municipalities and political subdivisions	9,098	9,364	8,745	8,841
Corporate securities	12,645	13,414	12,310	12,660
Other securities	7,134	7,106	9,368	9,499

TOTAL	$38,013	$39,143	$47,508	$48,173

AMERICANWEST BANCORPORATON

NOTE 4. Loans

Loan detail by category as of June 30, 2003 and December 31, 2002 were as follows:

$ in thousands	June 30, 2003	December 31, 2002
Commercial and industrial	$579,672	$540,467
Agricultural	134,848	121,279
Real estate mortgage	42,650	47,613
Real estate construction	28,248	29,303
Installment	29,398	27,405
Bank cards and other	8,954	9,512

Total Loans	$823,770	$775,579

Allowance for loan losses	(11,599)	(10,272)
Deferred loan fees, net of deferred costs	(276)	(369)

Net Loans	$811,895	$764,938

AMERICANWEST BANCORPORATON

NOTE 5. Allowance for Loan Losses

The allowance for loan loss is maintained at levels considered adequate by management to provide for possible loan losses. The allowance is based on management’s assessment of various factors affecting the loan portfolio, including problem loans, business conditions and loss experience, and an overall evaluation of the quality of the underlying collateral. Changes in the allowance for loan losses during the three month and year to date periods ended June 30, 2003 and 2002 were as follows:

	Three Months Ended June 30,		Year to Date June 30,
	2003	2002	2003	2002
Balance, beginning of period	$10,873	$6,380	$10,272	$6,624
Provision for loan losses	1,120	1,272	1,986	2,082
Loan charge-offs	(433)	(863)	(818)	(1,967)
Loan recoveries	39	233	159	283

Balance, end of period	$11,599	$7,022	$11,599	$7,022

NOTE 6. Comprehensive Income

Total comprehensive income, which includes net income and unrealized gains and losses on the Company’s available-for-sale securities, amounted to $3.9 million and $2.5 million, respectively, for the three months ended June 30, 2003 and 2002, respectively. Total comprehensive income amounted to $7.1 million and $5.0 million for the six months ended June 30, 2003 and 2002, respectively.

NOTE 7. New Accounting Pronouncements

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

In April 2003, FASB issued Statement No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. This Statement is effective for contracts entered into or modified after June 30, 2003.

In May 2003, FASB issued Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of nonpublic entities. Adoption of the Statement did not result in an impact on the Corporation’s statement of financial position or results of operations.

AMERICANWEST BANCORPORATON

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Statements contained in this Quarterly Report, which are not historical facts, are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 as amended. A forward-looking statement may contain words such as “plan”, “hopes”, “believes”, “will continue to be”, “will be”, “continued to”, “expect to”, “anticipate that”, “to be”, or “can impact.” These forward-looking statements include statements relating to AmericanWest Bancorporation’s (AWBC) expectations as to (i) the adequacy of the provisions for loan losses, (ii) the sufficiency of existing cash balances and investments, together with cash flow from operating activities and available lines of credit to meet AWBC’s liquidity and capital spending requirements in future years, (iii) the effects of inflation and changing prices on AWBC’s operations, (iv) management’s assessment of interest rate risks, and (v) AWBC’s ability to continue to compete effectively with larger enterprises and implement the Corporation’s growth strategy. Management cautions that forward-looking statements are subject to risks and uncertainties that could cause AWBC’s actual results to differ materially from those projected in such forward-looking statements. Moreover, neither AWBC nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements. AWBC is under no duty to update any of the forward-looking statements after the date of this Quarterly Report to conform such statements to actual results or to changes in our expectations.

The following discussion contains a review of the results of operations and financial condition for second quarter and year to date in 2003 and 2002. This information should be read in conjunction with the financial statements and related notes appearing in this report. The reader is assumed to have access to AWBC’s Form 10-K for the year ended December 31, 2002, which contains additional information.

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

AmericanWest Bank

AWB provides a full range of banking services to small and medium sized businesses, professionals, and consumers through 46 offices located in Eastern Washington and Northern Idaho.

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

AMERICANWEST BANCORPORATON

Performance Overview

The table below summarizes the Corporation’s financial performance for the three months and year to date ending June 30, 2003 and 2002:

AMERICANWEST BANCORPORATION AND SUBSIDIARIES

PERFORMANCE SUMMARY

($ in thousands except per share data)

	Three Months Ended June 30,			Year to Date June 30,
	2003	2002	% Change	2003	2002	% Change
Interest Income	$17,583	$13,340	31.8%	$34,367	$26,326	30.5%
Interest Expense	3,713	3,452	7.6%	7,456	6,949	7.3%

Net Interest Income	13,870	9,888	40.3%	26,911	19,377	38.9%

Provision for Loan Loss	1,120	1,272	-11.9%	1,986	2,082	-4.6%

Net interest income after provision for loan losses	12,750	8,616	48.0%	24,925	17,295	44.1%

Non Interest Income	1,622	1,263	28.4%	3,067	2,325	31.9%
Non Interest Expense	8,814	6,241	41.2%	17,471	12,273	42.4%

Income before Taxes	5,558	3,638	52.8%	10,521	7,347	43.2%

Income Taxes	1,955	1,197	63.3%	3,707	2,391	55.0%

Net Income	$3,603	$2,441	47.6%	$6,814	$4,956	37.5%

Basic earnings per common share	$0.39	$0.28	39.3%	$0.75	$0.57	31.6%
Diluted earnings per common share	$0.38	$0.28	35.7%	$0.72	$0.56	28.6%

Net Income

The Corporation reported net income of $3.60 million or $0.38 per fully diluted share for the second quarter of 2003 compared to $2.4 million and $0.28 for the same period in 2002. The Corporation reported net income of $6.81 million or $0.72 per fully diluted share for the six months ended June, 30, 2003 compared to $4.96 million or $0.56 for the first six months of 2002. The Corporation’s return on average assets was 1.56% for the three months ended June 30, 2003 and 1.40% for the same period in 2002. Year to date return on average assets for the period ending June 30, 2003 was 1.49% compared to 1.44% for the same period last year. Return on average equity for the Corporation was 16.69% for the three months ended June 30, 2003, an increase from 14.19% for the three months ended June 30, 2002. The return on average equity for the first half of the year of 2003 was 16.21% an increase from 14.14% for the first half of last year. All of the Corporation’s net income for these periods was derived from the operating results of AWB.

AMERICANWEST BANCORPORATON

Net Interest Income

Net interest income was $13.87 million and $26.91 million for the second quarter and six months ended June 30, 2003, an increase from $9.89 million and $19.38 million for the same periods in 2002. This increase in net interest income has been largely due to the increase in interest earning assets related to the acquisition of Bank of Latah in the third quarter of 2002, continued internally generated loan growth as well as improvement in the Net Interest Margin. There was an increase in Net Interest Margin to 6.40% for the year to date ended June 30, 2003 compared to 6.15% for the like period last year. This increase was due to the continued decrease in market interest rates on deposits and continued repricing of maturing time deposits to lower rates. This was offset by continued repricing of loans and investments through maturity and new origination.

The following table sets forth the Corporation’s net interest margin for the year to date ending June 30, 2003 and 2002:

AmericanWest Bank

Net Interest Margin

Year-To-Date June 30, 2003 and 2002

($ in thousands)

	2003 Average	Interest	%	2002 Average	Interest	%
Loans	$793,297	$29,393	7.47%	$612,998	$22,286	7.33%
Loan fees*		4,017	1.02%		3,553	1.17%
Investments	54,169	957	3.56%	22,835	487	4.30%

Total earning assets	847,466	34,367	8.18%	635,833	26,326	8.35%

Other assets	77,799			50,812

Total assets	$925,265	$34,367		$686,645	$26,326

Interest-bearing deposits	$651,326	$6,657	2.06%	$470,669	$6,384	2.74%
Borrowings	50,255	799	3.21%	42,424	565	2.69%

Total interest-bearing liabilities	701,581	7,456	2.14%	513,093	6,949	2.73%

Noninterest bearing deposits	133,924			97,738
Other liabilities	4,981			5,127

Total liabilities	840,486	7,456		615,958	6,949

Equity	84,779			70,687

Total liabilities and capital	$925,265	$7,456		$686,645	$6,949

Net interest income/spread		$26,911	6.03%		$19,377	5.62%
Net interest margin to average earning assets			6.40%			6.15%

*	Loan Fees % based on Average Loans

AMERICANWEST BANCORPORATON

Provision for Loan Losses

Provision for loan losses reduces net interest income. The Corporation provided $1,120,000 and $1,986,000 in the second quarter and first six months of 2003, compared to $1,272,000 and $2,082,000, respectively, in 2002. This continuing provision is the result of continued growth in the Corporation’s loans and management of the allowance for loan losses for the inherent risks in the loan portfolio.

Provisions are made to reserve for known and inherent risk characteristics within the loan portfolio. AWBC and its subsidiary regularly evaluate the level of provision and the allowance for loan losses for adequacy by considering such factors as current loan grades, historical loss rates, changes in the nature of the loan portfolio, overall portfolio quality, industry concentrations, delinquency trends, current economic factors and estimated impact of current economic conditions that may effect a borrower’s ability to pay. The use of different estimates or assumptions could produce different provision for loan losses. In addition, the allowance for loan losses and the provision for loan losses are also subject to regulatory supervision and examination.

Noninterest Income and Expense

Noninterest income for the three and six months ended June 30, 2003 was $1.62 million and $3.07 million respectively. This represented an increase from $1.26 million and $2.33 million for like periods in 2002. Fees and service charges increased during the second quarter of 2003 to $1,084,000 over $879,000 in 2002 and increased to $1.99 million for the first six months of 2003 compared to $1.69 million for the first six months of 2002. The increases in these areas are primarily due to the addition of Bank of Latah operations through acquisition in the third quarter of 2002.

Noninterest expense increased to $8.8 million for the second quarter in 2003 from $6.2 million in the second quarter of 2002 and to $17.5 million for the first six months of 2003 versus $12.3 million for the first six months of 2002. The majority of this increase is due to the addition of Bank of Latah operations which were acquired in the third quarter of 2002. Increases in employee incentives and occupation expenses also contributed to this increase.

Nonperforming Assets

Nonperforming assets include loans that are 90 or more days past due or in non-accrual status and real estate and other loan collateral acquired through foreclosure. Total nonperforming assets were $22.1 million or 2.32% of total assets at June 30, 2003. This compares to $21.4 million or 2.34% of assets at December 31, 2002. The majority of nonperforming assets are comprised of several loans.

The Corporation has acquired title to two ice skating complexes in Spokane and is marketing one as an ongoing concern. The other is being marketed as multiple use commercial real estate. The Corporation anticipates no further losses on the approximately $4.6 million in remaining balances on these facilities.

Management believes it remains well secured on a $3.8 million loan for a retail/office complex in Spokane. This loan is subject to litigation and is currently in the appeal process, with the Corporation receiving a judgment in its favor during the original trial in May, 2003. Management believes the Corporation will prevail in this matter.

The Corporation has acquired two former apple orchards in the Yakima area and is working to liquidate these properties. It is management’s belief that these efforts will allow the Corporation to recover the approximately $1.4 million in remaining balances on these properties.

Four additional loans comprise approximately $5.3 million of the nonperforming assets. These loans are currently in the process of foreclosure with collateral made up of two restaurants, an Alzheimer’s facility and a nursery. The Corporation anticipates no additional losses on these loans at this time.

AMERICANWEST BANCORPORATON

Financial Condition

The Corporation’s consolidated assets at June 30, 2003 were $954.8 million, an increase of $37.9 million versus December 31, 2002. Loans increased by $47.0 million during the year to date which was offset by a decrease of $9.0 million in investments and a decrease of $5.3 million in cash and cash equivalents.

Deposits increased to $804.8 million at June 30, 2003 compared to $766.3 million at December 31, 2002. Short term borrowings decreased by $10.8 million to $35.5 million from $46.3 million at December 31, 2002. This decrease was offset by an increase of $2.1 million in long-term borrowings to $8.9 million at June 30, 2003.

Total stockholders’ equity was $88.7 million at June 30, 2003, up from $81.1 million at year-end 2002. Increases in stockholders’ equity were mostly due to net income and exercising of stock options offset by the effects of stock repurchases.

Investment Portfolio

The Corporation’s investment portfolio decreased from $48.2 million at December 31, 2002 to $39.1 million at June 30, 2003. This decrease was due to payments received on, maturities of and calls of existing securities. The major classifications of investments as of June 30, 2003 and December 31, 2002 can be found in the Notes to Condensed Consolidated Financial Statements. All securities are classified as available-for–sale. Management believes that this classification provides greater flexibility to respond to interest rate changes and liquidity needs.

Loan Portfolio

The major classifications of loans at June 30, 2003 and December 31, 2002 can be found in the Notes to Condensed Consolidated Financial Statements.

Total loans were $823.8 million as of June 30, 2003 compared to $775.6 million at December 31, 2002. This increase was driven by a $39.2 million growth in commercial and industrial loans, which includes commercial real estate loans and $13.6 million growth in agricultural loans. This increase was offset by a decrease of $5.0 million in residential real estate loans, primarily due to prepayments. Management continues to pursue loan growth as a source of increased net interest income.

Allowance for Loan Losses

At June 30, 2003, the Corporation’s allowance for loan losses was $11.6 million or 1.42% of total loans. This compares to $10.3 million or 1.32% at December 31, 2002. Activity in the allowance is summarized in Note 5 in the Notes to Condensed Consolidated Financial Statements

The allowance for loan losses is increased by charges to income (provision for loan losses) and decreased by charge-offs (net of recoveries). Loans are charged to the allowance when management believes the collection of principal is unlikely. The allowance is an amount management believes is adequate to absorb losses inherent in existing loans and commitments to extend credit. This judgment is based on growth and composition of the portfolio, periodic risk evaluation of existing loans and loan commitments, past loan loss experience, economic factors, and the status of specific problem loans.

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

AMERICANWEST BANCORPORATON

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

At June 30, 2003, total deposits were $804.8 million, an increase of $38.5 million versus December 31, 2002. Now and savings accounts increased $30.9 million from December 31, 2002 to June 30, 2003 and the Corporation experienced an increase of $11.5 million in time deposits from December 31, 2002. These increases were offset by non-interest bearing deposits decreasing to $3.7 million at June 30, 2003 versus December 31, 2002.

In recent years, competition from non-bank investment alternatives has increased competition for retail deposits. The current low interest rate environment also makes it more difficult to attract consumer deposits, particularly the longer maturities the Corporation desires to protect its net interest margin. In light of these factors and to further diversify its funding sources, the Corporation has expanded its use of time deposits from public entities and from small depository institutions. These funds have also proven to often be less costly than retail time deposits. At June 30, 2003, these accounts totaled $115.4 million or approximately 14% of total deposits.

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

Cash flows from operations contribute significantly to liquidity as well as proceeds from maturities of securities and increasing customer deposits. As indicated on the Corporation’s Condensed Consolidated Statement of Cash Flows, net cash from operating activities for the six months ended June 30, 2003 contributed $10.7 million to liquidity compared to $7.3 million for the six months ended June 30, 2002.

At June 30, 2003, the Corporation held cash and due from banks, interest-bearing deposits with banks, and federal funds sold of approximately $33.6 million. In addition, at such date $39.1 million of the Corporation’s investments were classified as available for sale.

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

At June 30, 2003, short-term and long-term borrowings stood at $35.5 million and $8.9 million, respectively. These balances represented a decrease of $10.8 million in short-term borrowings and an increase of $2.1 million in long-term borrowings in comparison to December 31, 2002. The entire amount of short-term and long-term borrowings is comprised of advances with the Federal Home Loan Bank of Seattle (FHLB). The Corporation’s total line of credit at the FHLB is approximately $105,000,000. The Corporation also has unused, short-term credit lines totaling $31 million with two unaffiliated banks.

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

The table below lists the Corporation’s capital ratios relative to regulatory requirements at June 30, 2003:

Capital Ratio	Regulatory Standard for “Well Capitalized” Rating	AWBC Actual Ratio	AWB Actual Ratio
Tier One Capital to Average Total Assets	5.00%	9.12%	8.93%
Tier One Capital to Risk Weighted Assets	6.00%	9.24%	9.06%
Total Capital to Risk Weighted Assets	10.00%	10.49%	10.31%

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Management considers interest rate risk to be a market risk that could have a significant effect on the financial condition of AWBC. There have been no material changes in reported market risks faced by AWBC since the end of the most recent fiscal year.

Item 4. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures: As of the end of the period covered by this report and pursuant to Rule 13a-15 of the Securities Exchange Act of 1934 (the “Exchange Act”), AWBC’s management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness and design of the Corporation’s disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded, as of the end of the period covered by this report, that the Corporation’s disclosure controls and procedures were effective in recording, processing, summarizing and reporting information required to be disclosed by the Corporation, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

(b) Changes in Internal Controls: In addition and as of the end of the period covered by this report, there have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter to which this report relates that have materially affected or are reasonably likely to material affect, the internal control over financial reporting.

AMERICANWEST BANCORPORATON

Part II. Other Information

Item 4. Submission of Matters to a Vote of Security Holders

(a) Annual meeting of shareholders was held on April 29, 2003.

(b) Proxies for the annual meeting were solicited pursuant to Regulation 14 under the Act

(c) Matters voted upon at the meeting

Proposal 1—Election of Directors

	For	Withhold
Wesley E. Colley	7,030,319	47,807
James Rand Elliott	7,009,577	68,549
Robert J. Gardner	7,036,309	41,817
Allen Ketelsen	7,002,542	75,584
Keith P. Sattler	7,018,195	59,931
Donald H. Swartz, II	7,031,421	46,705
P. “Mike” Taylor	7,035,195	42,931

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

The following exhibits are filed or incorporated by reference as part of this report:

3.1	Articles of Incorporation of registrant incorporated herein by reference to Exhibit 3(a) to the registrant’s registration statement on Form S-14 (File No. 2-86318).

3.2	Bylaws of registrant incorporated herein by reference to Exhibit 3(b) to the registrant’s registration statement on Form S-14 (File No. 2-86318).

10	Material contracts of AmericanWest Bancorporation incorporated herein by reference to Exhibits 10.1 through 10.11 to the registrant’s annual report on Form 10-K for the year ended December 31, 2002, and Exhibits 10.12 and 10.13 to the registrant’s quarterly report on Form 10-Q for the period ended March 31, 2003.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K
•	On April 25, 2003, the Corporation filed an 8-K related to its press release announcing earnings results for the quarter ended March 31, 2003

AMERICANWEST BANCORPORATON

•	On May 29, 2003, the Corporation filed an 8-K related to its appointing of Donald H. Swartz, II as Chairman of the Board. Mr. Swartz replaces Keith P. Sattler who resigned to focus on other business interests.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 12, 2003

AMERICANWEST BANCORPORATION

\s\ Wes Colley
Wes Colley, President and Chief Executive Officer

\s\ C. Tim Cassels
C. Tim Cassels, Vice President and Chief Financial Officer