Form 10-Q
period 2003-09-30
AMERICANWEST BANCORPORATION
filed 2003-11-12
CIK 726990

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.) Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Number of Shares Outstanding
Common Stock	9,185,077 (at November 7, 2003)

AMERICANWEST BANCORPORATION

INDEX TO QUARTERLY REPORT ON FORM 10-Q

September 30, 2003

AMERICANWEST BANCORPORATION

AmericanWest Bancorporation and Subsidiaries

Condensed Consolidated Statement of Condition

As of September 30, 2003 and December 31, 2002

($ in thousands)

	September 30, 2003	December 31, 2002
ASSETS
Cash and due from banks	$23,813	$24,250
Overnight interest bearing deposits with other banks	27,424	14,675

Cash and cash equivalents	51,237	38,925

Securities available for sale	41,535	48,173

Loans, net of allowance for loan losses of $11,841 in 2003 and $10,272 in 2002	830,203	764,938

Accrued interest receivable	8,084	6,405
Premises and equipment, net	22,243	20,943
Foreclosed assets	8,676	7,874
Life insurance and salary continuation assets	15,461	11,915
Goodwill	12,050	12,050
Intangible assets	2,956	3,180
Other assets	1,847	2,428

TOTAL ASSETS	$994,292	$916,831

LIABILITIES
Non-Interest bearing demand deposits	$150,679	$135,537
Interest bearing deposits
Now and savings accounts	387,312	306,969
Time, $100,000 and over	167,767	142,341
Other time	168,851	181,488

Total deposits	874,609	766,335

Short-term borrowings	67	46,284
Long-term Borrowings	9,894	6,825
Capital lease obligations	553	587
Trust preferred securities	10,000	10,000
Accrued interest payable	981	1,199
Other liabilities	5,862	4,471

TOTAL LIABILITIES	901,966	835,701

STOCKHOLDERS’ EQUITY
Common stock, no par, shares authorized 15,000,000; issued and outstanding 9,156,863 in 2003 and 8,894,351 in 2002	65,731	64,301
Retained earnings	26,267	16,394
Accumulated other comprehensive income, net of tax	328	435

TOTAL STOCKHOLDERS’ EQUITY	92,326	81,130

TOTAL LIABILITIES and STOCKHOLDERS’ EQUITY	$994,292	$916,831

The accompanying notes are an integral part of these statements.

AMERICANWEST BANCORPORATION

AmericanWest Bancorporation and Subsidiaries

Condensed Consolidated Statements of Income

($ In thousands, except per share)	Three Months Ended September 30,		Year To Date September 30,
Income Statement	2003	2002	2003	2002
INTEREST INCOME
Interest and fees on loans	$17,650	$15,460	$51,060	$41,299
Interest on Investments	488	470	1,392	892
Other Interest Income	28	34	81	99

TOTAL INTEREST INCOME	18,166	15,964	52,533	42,290

INTEREST EXPENSE
Interest on deposits	3,257	3,627	9,914	10,012
Interest on borrowings	304	372	1,103	936

TOTAL INTEREST EXPENSE	3,561	3,999	11,017	10,948

NET INTEREST INCOME	14,605	11,965	41,516	31,342

Provision for loan losses	1,597	1,738	3,583	3,820

NET INTEREST INCOME AFTER PROVISION	13,008	10,227	37,933	27,522

Fees and Service Charges	1,123	975	3,109	2,661
Other	500	499	1,581	1,139

TOTAL NONINTEREST INCOME	1,623	1,474	4,690	3,800

NONINTEREST EXPENSE
Salaries and employee benefits	5,083	4,296	15,026	11,721
Occupancy expense, net	597	516	1,804	1,460
Equipment expense	582	467	1,824	1,402
Intangible amortization	63	52	188	109
State business and occupation tax	206	198	611	530
Other operating expense	2,464	1,737	7,014	4,317

TOTAL NONINTEREST EXPENSE	8,995	7,266	26,467	19,539

INCOME BEFORE TAXES	5,636	4,435	16,156	11,783

INCOME TAX EXPENSE	1,926	1,404	5,632	3,795

NET INCOME	$3,710	$3,031	$10,524	$7,988

Basic Earnings per common share	$0.41	$0.34	$1.15	$0.92
Diluted Earnings per common share	$0.39	$0.34	$1.11	$0.90
Basic weighted average shares outstanding	9,143,224	8,803,842	9,137,383	8,708,839
Diluted weighted average shares outstanding	9,576,519	9,035,446	9,521,810	8,898,168

The accompanying notes are an integral part of these statements.

AMERICANWEST BANCORPORATION

AmericanWest Bancorporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

Year-To-Date September 30, 2003 and 2002

($ in thousands)

	2003	2002
Cash flows from operating activities:
Net income	$10,524	$7,988
Provision for loan losses	3,583	3,820
Depreciation and amortization	2,142	1,095
Increase/decrease in assets and liabilities:
Accrued interest receivable	(1,679)	(775)
Life insurance and salary continuation assets	(546)	(483)
Other assets	581	(426)
Accrued interest payable	(218)	(408)
Other liabilities	1,391	468

Net cash provided by operating activities	15,778	11,279

Cash flows from investing activities:
Securities available for sale:
Maturities	15,837	5,924
Sales	1,594	1,537
Purchases	(10,377)	(5,797)
Net increase in loans	(71,929)	(78,556)
Purchases of Life Insurance and salary continuation assets	(3,000)
Sales of premises and equipment		28
Net cash to acquire Latah Bancorporation		(8,601)
Purchases of premises and equipment	(2,757)	(3,544)
Foreclosed real estate activity	1,296	330

Net cash change in investing activities	(69,336)	(88,679)

Cash flows from financing activities:
Net change in deposits	108,274	114,440
Borrowings activity	(43,148)	(18,507)
Principal payments on capital lease obligations	(34)	(30)
Proceeds from trust preferred securities		10,000
Cash payments for stock repurchases	(1,100)	(3,015)
Cash received from stock sales	1,878	485

Net cash provided by financing activities	65,870	103,373

Net change in cash and cash equivalents	12,312	25,973
Cash and cash equivalents, beginning of year	38,925	24,956

Cash and cash equivalents, end of quarter	$51,237	$50,929

Supplemental Schedule of Noncash Investing and Financing Activities Foreclosed real estate acquired in settlement of loans	$3,216

The accompanying notes are an integral part of these statements.

AMERICANWEST BANCORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. Basis of Presentation

The consolidated financial statements include AmericanWest Bancorporation and its wholly owned subsidiaries (AWBC or Corporation), AmericanWest Bank (AWB) and AmericanWest Capital Trust I, after eliminating all significant intercompany balances and transactions.

The interim unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments consisting only of normal recurring accruals necessary for a fair presentation of the financial condition, the results of operations, and cash flows for the interim periods included herein have been made. The consolidated statement of condition of AWBC as of December 31, 2002 has been derived from the audited consolidated statement of condition of AWBC as of that date. The results of operations for the three and nine months ended September 30, 2003, are not necessarily indicative of results to be anticipated for the year ending December 31, 2003. For additional information, refer to the consolidated financial statements and footnotes thereto included in AWBC’s annual report on Form 10-K for the year ended December 31, 2002.

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

	Nine Months Ended
($ in thousands, except per share)	September 30, 2003	September 30, 2002
Net Income as Reported	$10,524	$7,988
Additional compensation for fair value of stock options granted	$671	$350

Proforma Net Income	$9,853	$7,638

Earnings Per Share
Basic
As Reported	$1.15	$0.92
Proforma	$1.08	$0.88
Diluted
As Reported	$1.11	$0.90
Proforma	$1.03	$0.86

NOTE 2—Consolidation of Subsidiaries

On March 19, 2003, AWBC consolidated its two commercial banking subsidiaries, AmericanWest Bank and Bank of Latah into a single commercial bank, AmericanWest Bank. The AmericanWest Bank charter is the surviving charter.

AMERICANWEST BANCORPORATION

NOTE 3. Securities

The securities are classified as available-for-sale and are stated at fair value, and unrealized holding gains and losses, net of related deferred taxes, are reported as a separate component of stockholders’ equity. Gains or losses on available-for-sale securities sales are reported as part of noninterest income based on the net proceeds and the adjusted carrying amount of the securities sold, using the specific identification method. Carrying amount and fair values at September 30, 2003 and December 31, 2002 were as follows:

	September 30, 2003		December 31, 2002
$ in thousands	Amortized Cost	Fair Value	Amortized Cost	Fair Value
US. Treasury Securities	$501	$541	$3,101	$3,155
Obligations of Federal Government Agencies	3,376	3,398	9,096	9,137
Mortgage backed securities	6,507	6,415	4,888	4,881
Obligations of states, municipalities and political subdivisions	9,084	9,285	8,745	8,841
Corporate securities	15,145	15,557	12,310	12,660
Other securities	6,418	6,339	9,368	9,499

TOTAL	$41,031	$41,535	$47,508	$48,173

AMERICANWEST BANCORPORATION

NOTE 4. Loans

Loan detail by category as of September 30, 2003 and December 31, 2002 were as follows:

$ in thousands	September 30, 2003	December 31, 2002
Commercial and industrial	$605,802	$540,467
Agricultural	127,091	121,279
Real estate mortgage	39,110	47,613
Real estate construction	32,566	29,303
Installment	29,396	27,405
Bank cards and other	8,320	9,512

Total Loans	$842,285	$775,579

Allowance for loan losses	(11,841)	(10,272)
Deferred loan fees, net of deferred costs	(241)	(369)

Net Loans	$830,203	$764,938

AMERICANWEST BANCORPORATION

NOTE 5. Allowance for Loan Losses

The allowance for loan loss is maintained at levels considered adequate by management to provide for possible loan losses. The allowance is based on management’s assessment of various factors affecting the loan portfolio, including problem loans, business conditions and loss experience, and an overall evaluation of the quality of the underlying collateral. Changes in the allowance for loan losses during the three month and year to date periods ended September 30, 2003 and 2002 were as follows:

	Three Months Ended September 30,		Year to Date September 30,
	2003	2002	2003	2002
Balance, beginning of period	$11,599	$7,022	$10,272	$6,624
Balance Acquired		878		878
Provision for loan losses	1,597	1,738	3,583	3,820
Loan charge-offs	-1,386	-728	-2,204	-2,666
Loan recoveries	31	95	190	349

Balance, end of period	$11,841	$9,005	$11,841	$9,005

NOTE 6. Comprehensive Income

Total comprehensive income, which includes net income and unrealized gains and losses on the Company’s available-for-sale securities, amounted to $3.3 million and $3.1 million for the three months ended September 30, 2003 and 2002, respectively. Total comprehensive income amounted to $10.4 million and $8.1 million for the nine months ended September 30, 2003 and 2002, respectively.

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

AMERICANWEST BANCORPORATION

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

The following discussion contains a review of the results of operations and financial condition for third quarter and year to date in 2003 and 2002. This information should be read in conjunction with the financial statements and related notes appearing in this report. The reader is assumed to have access to AWBC’s Form 10-K for the year ended December 31, 2002, which contains additional information.

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

AmericanWest Bank

AWB provides a full range of banking services to small and medium sized businesses, professionals, and consumers through 45 offices located in Eastern Washington and Northern Idaho.

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

AMERICANWEST BANCORPORATION

Performance Overview

The table below summarizes the Corporation’s financial performance for the three months and year to date ending September 30, 2003 and 2002:

AMERICANWEST BANCORPORATION AND SUBSIDIARIES

PERFORMANCE SUMMARY

($ in thousands except per share data)

	Three Months Ended September 30,			Year to Date September 30,
	2003	2002	% Change	2003	2002	% Change
Interest Income	$18,166	$15,964	13.8%	$52,533	$42,290	24.2%
Interest Expense	3,561	3,999	-11.0%	11,017	10,948	0.6%

Net Interest Income	14,605	11,965	22.1%	41,516	31,342	32.5%

Provision for Loan Loss	1,597	1,738	-8.1%	3,583	3,820	-6.2%

Net interest income after provision for loan losses	13,008	10,227	27.2%	37,933	27,522	37.8%

Non Interest Income	1,623	1,474	10.1%	4,690	3,800	23.4%
Non Interest Expense	8,995	7,266	23.8%	26,467	19,539	35.5%

Income before Taxes	5,636	4,435	27.1%	16,156	11,783	37.1%

Income Taxes	1,926	1,404	37.2%	5,632	3,795	48.4%

Net Income	$3,710	$3,031	22.4%	$10,524	$7,988	31.7%

Basic earnings per common share	$0.41	$0.34	20.6%	$1.15	$0.92	25.0%

Net Income

The Corporation reported net income of $3.7 million or $0.39 per fully diluted share for the third quarter of 2003 compared to $3.0 million and $0.34 for the same period in 2002. The Corporation reported net income of $10.5 million or $1.11 per fully diluted share for the nine months ended September, 30, 2003 compared to $8.0 million or $0.90 for the first nine months of 2002. Year to date return on average assets for the period ending September 30, 2003 was 1.51% compared to 1.47% for the same period last year. The return on average equity for the year to date September 30, 2003 was 16.29% an increase from 13.64% for the like period of last year. All of the Corporation’s net income for these periods was derived from the operating results of AWB and Bank of Latah prior to the merger of Bank of Latah and AWB in the first quarter of 2003.

Net Interest Income

Net interest income was $14.6 million and $41.5 million for the third quarter and nine months ended September 30, 2003, an increase from $12.0 million and $31.3 million for the same periods in 2002. This increase in net interest income has been largely due to the increase in interest earning assets related to the acquisition of Bank of Latah in the third quarter of 2002, continued internally generated loan growth as well as improvement in the net interest margin. There was an increase in net interest margin to 6.43% for the year to date ended September 30, 2003 compared to 6.11% for the like period last year. This increase was due to the continued decrease in market interest rates on deposits and continued repricing of maturing time deposits to lower rates.

AMERICANWEST BANCORPORATION

This was offset by decreased asset yields related to continued repricing of loans and investments through maturity and new origination.

The following table sets forth the Corporation’s net interest margin for the year to date ending September 30, 2003 and 2002:

Net Interest Margin

Year-To-Date September 30, 2003 and 2002

($ in thousands)

	2003 Average	Interest	%	2002** Average	Interest	%
Loans	$810,494	$44,564	7.35%	$709,618	$40,323	7.60%
* Loan fees		6,496	1.07%		5,137	0.97%
Investments	52,243	1,473	3.77%	55,217	1,954	4.73%

Total earning assets	862,737	52,533	8.14%	764,835	47,414	8.29%

Other assets	70,466			66,522

Total assets	$933,203	$52,533		$831,357	$47,414

Interest-bearing deposits	$657,145	$9,914	2.02%	$567,014	$11,365	2.68%
Borrowings	45,594	1,103	3.23%	49,661	1,091	2.94%

Total interest-bearing liabilities	702,739	11,017	2.10%	616,675	12,456	2.70%

Noninterest bearing deposits	136,189			120,397
Other liabilities	7,895			16,511

Total liabilities	846,823	11,017		753,583	12,456

Equity	86,380			77,774

Total liabilities and capital	$933,203	$11,017		$831,357	$12,456

Net interest income/spread		$41,516	6.05%		$34,958	5.59%

Net interest margin to average earning assets			6.43%			6.11%

*	Loan Fees % based on Average Loans
**	Amounts include year-to-date average balances, income and expense for Bank of Latah

AMERICANWEST BANCORPORATION

Provision for Loan Losses

Provision for loan losses reduces net interest income. The Corporation provided $1,597,000 and $3,583,000 in the third quarter and first nine months of 2003, compared to $1,738,000 and $3,820,000, respectively, in 2002. This continuing provision is the result of continued growth in the Corporation’s loans and management of the allowance for loan losses for the inherent risks in the loan portfolio.

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

Noninterest Income and Expense

Noninterest income for the three and nine months ended September 30, 2003 was $1.6 million and $4.7 million respectively. This represented an increase from $1.5 million and $3.8 million for like periods in 2002. Fees and service charges increased during the third quarter of 2003 to $1.1 million over $1.0 million in 2002 and increased to $3.1 million for the first nine months of 2003 compared to $2.7 million for the first nine months of 2002. The increases in these areas are primarily due to the addition of Bank of Latah operations through acquisition in the third quarter of 2002.

Noninterest expense increased to $9.0 million for the third quarter in 2003 from $7.3 million in the third quarter of 2002 and to $26.5 million for the first nine months of 2003 versus $19.5 million for the first nine months of 2002. The majority of this increase is due to the addition of Bank of Latah operations which were acquired in the third quarter of 2002. Increases in employee incentives and occupation expenses also contributed to this increase.

Nonperforming Assets

Nonperforming assets include loans that are 90 or more days past due or in non-accrual status and real estate and other loan collateral acquired through foreclosure. Total nonperforming assets were $22.5 million or 2.27% of total assets at September 30, 2003. This compares to $21.4 million or 2.34% of assets at December 31, 2002. The majority of nonperforming assets are comprised of several loans and properties.

The Corporation has acquired title to two ice skating complexes in Spokane and is marketing one as an ongoing concern. The other is being marketed as multiple use commercial real estate. The current balances on these comprise $4.3 million of other real estate owned.

Management believes it remains well secured on a $3.8 million loan for a retail/office complex in Spokane. This loan is subject to litigation and is currently in the appeal process, with the Corporation receiving a judgment in its favor during the original trial in May, 2003. Management believes the Corporation will prevail in this matter.

The Corporation is currently implementing marketing plans for two restaurants, currently on the balance sheet for $1.8 million. One of the facilities is in non-accrual status and the other the Corporation has acquired title to the facility.

The Corporation has acquired two former apple orchards in the Yakima area and is working to liquidate these properties. It is management’s belief that these efforts will allow the Corporation to recover the approximately $1.0 million in remaining balances on these properties.

AMERICANWEST BANCORPORATION

The Corporation has acquired title to two Alzheimer’s facilities that have balances of approximately $1.3 million. These facilities are being marketed as long term care or medical office use.

Management is evaluating a $0.8 million loan for land development in Central Washington that is currently on non-accrual. The loan is secured by real estate zoned for single family use.

The Corporation is in the process of implementing a liquidation plan for a nursery related property with a balance of approximately $0.8 million.

Financial Condition

The Corporation’s consolidated assets at September 30, 2003 were $994.3 million, an increase of $77.5 million from December 31, 2002. Loans increased by $65.3 million during the year to date which was offset by a decrease of $6.6 million in investments. Cash and cash equivalents increased to $51.2 million at September 30, 2003 from $38.9 million at December 31, 2002.

Deposits increased to $874.6 million at September 30, 2003 compared to $766.3 million at December 31, 2002. Short-term borrowings decreased by $46.2 million to $0.1 million from $46.3 million at December 31, 2002. This decrease was offset by an increase of $3.1 million in long-term borrowings to $9.9 million at September 30, 2003.

Total stockholders’ equity was $92.3 million at September 30, 2003, up from $81.1 million at year-end 2002. Increases in stockholders’ equity were mostly due to net income and exercising of stock options offset by the effects of stock repurchases and a decrease in accumulated other comprehensive income, net of tax.

Investment Portfolio

The Corporation’s investment portfolio decreased from $48.2 million at December 31, 2002 to $41.5 million at September 30, 2003. This decrease was due to payments received on, maturities of and calls of existing securities, and decreases in market values for existing securities. These decreases were offset by additional purchases of securities. The major classifications of investments as of September 30, 2003 and December 31, 2002 can be found in the Notes to Condensed Consolidated Financial Statements. All securities are classified as available-for–sale. Management believes that this classification provides greater flexibility to respond to interest rate changes and liquidity needs.

Loan Portfolio

The major classifications of loans at September 30, 2003 and December 31, 2002 can be found in the Notes to Condensed Consolidated Financial Statements.

Total gross loans were $842.3 million as of September 30, 2003 compared to $775.6 million at December 31, 2002. This increase was driven by a $65.3 million growth in commercial and industrial loans, which includes commercial real estate loans and $5.8 million growth in agricultural loans. This increase was offset by a decrease of $8.5 million in residential real estate loans, primarily due to repayments. Management continues to pursue loan growth as a source of increased net interest income.

Allowance for Loan Losses

At September 30, 2003, the Corporation’s allowance for loan losses was $11.8 million or 1.41% of total loans. This compares to $10.3 million or 1.32% at December 31, 2002. Activity in the allowance is summarized in Note 5 in the Notes to Condensed Consolidated Financial Statements

The allowance for loan losses is increased by charges to income (provision for loan losses) and decreased by charge-offs (net of recoveries). Loans are charged to the allowance when management believes the collection

AMERICANWEST BANCORPORATION

of principal is unlikely. The allowance is an amount management believes is adequate to absorb losses inherent in existing loans and commitments to extend credit. This judgment is based on growth and composition of the portfolio, periodic risk evaluation of existing loans and loan commitments, past loan loss experience, economic factors, and the status of specific problem loans.

The majority of the Corporation’s loans are to small and medium-sized businesses and farmers in Eastern Washington and Northern Idaho and are secured by residential and commercial real estate, crops and business inventory and receivables. Real estate values in this area remain stable. Prices for agricultural commodities also remain at normal levels. However, significant, long term changes in either of these underlying factors could affect the collectibility of a material portion of the Corporation’s loans outstanding.

Management believes that the allowances for loan losses and other real estate owned are adequate. While management uses currently available information to recognize losses on loans and other real estate owned future additions to the allowances may be necessary based on changes in economic conditions, or borrower or loan characteristics. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Corporation’s allowance for loan losses and other real estate owned. Such agencies may require the Corporation to recognize additions to the allowance based on their judgments of information available to them at the time of their examination.

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

At September 30, 2003, total deposits were $874.6 million, an increase of $108.2 million versus December 31, 2002. Now and savings accounts increased $80.3 million from December 31, 2002 to September 30, 2003 and the Corporation experienced an increase of $12.8 million in time deposits from December 31, 2002. Non-interest bearing deposits increased $15.1 million from December 31, 2002 to September, 2003.

In recent years, competition from non-bank investment alternatives has increased competition for retail deposits. The current low interest rate environment also makes it more difficult to attract consumer deposits, particularly the longer maturities the Corporation desires to protect its net interest margin. In light of these factors and to further diversify its funding sources, the Corporation has expanded its use of time deposits from public entities and from small depository institutions. These funds have also proven to often be less costly than retail time deposits. At September 30, 2003, these accounts totaled $141.3 million or approximately 16% of total deposits.

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

Cash flows from operations contribute significantly to liquidity as well as proceeds from maturities of securities and increasing customer deposits. As indicated on the Corporation’s Condensed Consolidated Statement of Cash Flows, net cash from operating activities for the nine months ended September 30, 2003 contributed $15.8 million to liquidity compared to $11.3 million for the nine months ended September 30, 2002.

AMERICANWEST BANCORPORATION

At September 30, 2003, the Corporation held cash and due from banks, interest-bearing deposits with banks, and federal funds sold of $51.2 million. In addition, at such date $41.5 million of the Corporation’s investments were classified as available for sale.

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

At September 30, 2003, short-term and long-term borrowings stood at $.1 million and $9.9 million, respectively. These balances represented a decrease of $46.1 million in short-term borrowings and an increase of $3.1 million in long-term borrowings in comparison to December 31, 2002. The entire amount of short-term and long-term borrowings is comprised of advances with the Federal Home Loan Bank of Seattle (FHLB). The Corporation’s total line of credit at the FHLB is approximately $129 million. The Corporation also has unused, short-term credit lines totaling $31 million with three unaffiliated banks.

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

The table below lists the Corporation’s capital ratios relative to regulatory requirements at September 30, 2003:

Capital Ratio	Regulatory Standard for “Well Capitalized” Rating	AWBC Actual Ratio	AWB Actual Ratio
Tier One Capital to Average Total Assets	5.00%	9.18%	8.98%
Tier One Capital to Risk Weighted Assets	6.00%	9.46%	9.26%
Total Capital to Risk Weighted Assets	10.00%	10.71%	10.51%

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Management considers interest rate risk to be a market risk that could have a significant effect on the financial condition of AWBC. In management’s opinion, there have been no material changes in reported market risks faced by AWBC since the end of the most recent fiscal year.

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

AMERICANWEST BANCORPORATION

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

AMERICANWEST BANCORPORATION

Part II. Other Information

Item 6.	Exhibits and Reports on Form 8-K

(a) Exhibits

The following exhibits are filed or incorporated by reference as part of this report:

3.1	Articles of Incorporation of registrant incorporated herein by reference to Exhibit 3(a) to the registrant’s registration statement on Form S-14 (File No. 2-86318).

3.2	Bylaws of registrant incorporated herein by reference to Exhibit 3(b) to the registrant’s registration statement on Form S-14 (File No. 2-86318).

10	Material contracts of AmericanWest Bancorporation incorporated herein by reference to Exhibits 10.1 through 10.11 to the registrant’s annual report on Form 10-K for the year ended December 31, 2002, and Exhibits 10.12 and 10.13 to the registrant’s quarterly report on Form 10-Q for the periods ended March 31, 2003 and June 30, 2003.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

•	On July 24, 2003, the Corporation filed an 8-K related to its press release announcing earnings results for the quarter ended June 30, 2003

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 12, 2003

AMERICANWEST BANCORPORATION

/s/ Wes Colley

Wes Colley, President and Chief Executive Officer

/s/ C. Tim Cassels

C. Tim Cassels, Vice President and Chief Financial Officer