Form 10-K
period 2003-12-31
AMERICANWEST BANCORPORATION
filed 2004-03-08
CIK 726990

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the fiscal year ended December 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the transition period from              to

Commission file number 0-18561

AMERICANWEST BANCORPORATION

(Exact name of registrant as specified in its charter)

Washington	91-1259511
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

9506 North Newport Highway

Spokane, Washington 99218-1200

(Address of principal executive offices, including zip code)

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

The aggregate market value of the common stock was held by non-affiliates of the registrant is approximately $155,218,000 based on the June 30, 2003 closing price of the registrant’s common stock as quoted on the Nasdaq National Market of $16.38.

The number of shares of the registrant’s common stock outstanding at February 25, 2004 was 10,162,927.

DOCUMENTS INCORPORATED BY REFERENCE

Documents of the Registrant	Form 10-K Reference Locations
Portions of the 2004 Proxy Statement	PART III

AMERICANWEST BANCORPORATION

ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR

ENDED DECEMBER 31, 2003

AMERICANWEST BANCORPORATION

PART I

Forward Looking Statements.

Certain matters discussed or incorporated by reference in this Annual Report on Form 10-K including, but not limited to, matters described in Item 7-“Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (PSLRA), including statements about the business strategy, financial condition, results of operations, future financial targets and earnings outlook of the Company. The forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Those factors include, but are not limited to, impact of the current national and regional economy on small business loan demand in the Company’s market, loan delinquency rates, changes in portfolio composition, the bank’s ability to attract quality commercial business, interest rate movements and the impact on margins such movement may cause, changes in the demographic make-up of the Company’s market, fluctuation in demand for the Company’s products and services, the Company’s ability to attract and retain qualified people, regulatory changes, competition with other banks and financial institutions, and other factors. For a discussion of factors that could cause actual results to differ, please see the Company’s reports on Forms 10-K and 10-Q as filed with the Securities and Exchange Commission. Words such as “targets,” “expects,” “anticipates,” “believes,” other similar expressions or future or conditional verbs such as “will,” “may,” “should,” “would,” and “could” are intended to identify such forward-looking statements. Readers should not place undue reliance on the forward-looking statements, which reflect management’s view only as of the date hereto. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect subsequent events or circumstances. This statement is included for the express purpose of protecting the Company under PSLRA’s safe harbor provisions.

Item 1. Business.

AmericanWest Bancorporation

AmericanWest Bancorporation (AWBC) is a Washington corporation registered as a bank holding company, under the Bank Holding Company Act of 1956. AWBC is headquartered in Spokane, Washington. During 2001, AWBC merged its five affiliated banks: United Security Bank, Home Security Bank, Bank of Pullman, Grant National Bank, and AmericanWest Bank to form AmericanWest Bank (AWB). On July 31, 2002, AmericanWest Bancorporation acquired Latah Bancorporation, Inc. and its subsidiary, Bank of Latah (BOL), which operated as a subsidiary of AWBC until AWB and BOL merged on March 19, 2003. The surviving charter is AWB. At December 31, 2003, AWBC had total assets of $1,023.6 million, net loans of $863.7 million, deposits of $871.1 million and stockholders’ equity of $96.2 million. AWBC was founded in 1983 and trades on NASDAQ under the symbol of AWBC.

Available Information

AWBC’s Internet address is www.awbank.net. You may access, free of charge, copies of the following documents from AWBC’s website by using the “Investor Relations” hyperlink:

•	Annual Reports on Form 10-K;

•	Quarterly Reports on Form 10-Q; and

•	Current Reports on Form 8-K.

AWBC makes these reports and certain other information that it files available on the Company’s website as soon as reasonably practicable after filing or furnishing them electronically with the Securities and Exchange Commission (SEC). These and other SEC filings of AWBC are also available, free of charge, from the SEC on its website at www.sec.gov. The information contained on the Company’s website is not incorporated by reference into this document and should not be considered a part of this Annual Report. The Company’s website address is included in this document as an inactive textual reference only.

AMERICANWEST BANCORPORATION

Bank

AWB, a Washington state chartered commercial bank, conducts its banking business through thirty-four branches and two lending offices located in communities throughout Eastern Washington, including Spokane, and eight branches in Northern Idaho.

AWB offers a full range of financial services to commercial and individual customers, including short-term and medium-term loans, revolving credit facilities, inventory and accounts receivable financing, equipment financing, residential and small commercial construction lending, agricultural lending, mortgage lending, equipment leasing, various savings programs, checking accounts, installment and personal loans, and bank credit cards. The Bank also provides a broad range of depository and lending services to commercial, industrial and agricultural enterprises, governmental entities, not for profit entities and individuals. The Bank’s deposit taking and lending activities are primarily directed to the communities in which their branches are located. AWB’s primary marketing focus is on small to medium-sized businesses, professionals and consumers in these communities.

Business Strategy

AWBC’s business strategy is to continue to build a growing, profitable community banking and financial services network by emphasizing high quality customer service and by focusing on the financial needs of consumers and small to medium-sized businesses. AWBC intends to pursue a growth strategy, the key components of which include:

•	Providing superior customer service

•	Increasing market share in existing markets

•	Expanding the markets served through new branch openings and acquisitions

Increase Market Share in Existing Markets. Since its formation AWBC has focused on commercial banking to small and medium-sized businesses, professionals and other individuals. Management believes that AWBC can continue to gain market share by targeting products and services to these businesses and consumers.

AWBC emphasizes the development of long-term relationships with its customers, which enables the Bank to develop and offer new products that meet its customers’ needs. AWBC is actively involved in the communities it serves. AWBC believes this community orientation gives a competitive advantage in attracting and retaining targeted customers.

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

Expand Markets Served through New Branch Openings and Acquisitions. AWBC intends to expand its presence in Washington, Idaho and Oregon by opening new branches and possibly acquiring other financial institutions.

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

AMERICANWEST BANCORPORATION

In addition to internal growth, there may be attractive opportunities to grow AWBC through carefully selected acquisitions of other financial institutions or their branches in Washington, Oregon and Idaho. AWBC’s ability to make future acquisitions depends on several factors such as the availability of suitable acquisition candidates, necessary regulatory and shareholder approval, and compliance with applicable capital requirements and, in the case of cash acquisitions, on its cash assets or ability to acquire cash. AWBC may need to obtain additional debt and equity capital in pursuing an acquisition strategy. AWBC’s access to capital markets or the costs of this capital can be impacted by economic, financial, competitive and other conditions beyond AWBC’s control. Further, acquisition candidates may not be available in the future on favorable terms. Therefore, no assurance can be made that future acquisitions will occur.

Provide Superior Customer Service. AWBC attributes its success to its efforts to offer superior, personal service through professional bankers at all of its branches. AWBC believes that it distinguishes itself in its markets by emphasizing a culture in which customers are the highest priority. Ongoing employee training is focused on customer needs, responsiveness and courtesy.

Lending Activities

AWBC’s loan portfolio consists primarily of commercial loans, agricultural loans, real estate mortgage loans, residential real estate and other construction loans, consumer installment loans and bankcard loans. At December 31, 2003, AWBC had total gross loans outstanding of $876.4 million, which equals 100.6% of AWBC’s deposits and 85.6% of its assets. The majority of the loans held by AWBC were to borrowers within the Bank’s principal market areas. See loan category amounts for five years in Item 6, selected financial data.

Commercial Loans. Commercial loans primarily consist of loans to businesses for various purposes, including revolving lines of credit, equipment financing loans and letters of credit. These loans generally mature within five years, have adjustable rates and are secured by inventory, accounts receivable, equipment or real estate. Commercial construction loans and loans secured by multifamily (five or more) residential properties are also classified as commercial loans. These loans are primarily secured by liens on real estate, capital assets, accounts receivable and inventory, although certain loans are unsecured. Commercial lending has increased risks as a result of dependence on income production for future repayment, and in certain circumstances, the lack of tangible collateral. Commercial loans are underwritten based on the financial strength and repayment ability of the borrower, as well as the value of any collateral securing the loans. Commercial lending operations rely on a strong credit culture that combines prudent credit policies and individual lender accountability.

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

Mortgage Loans. Mortgage loans include various types of loans for which real property is held as collateral. These loans include adjustable and fixed rate first mortgage loans secured by one to four family residential properties, and second mortgage loans secured by one to four family residential properties. Mortgage loans typically mature in one to five years and require payments on amortization schedules ranging from one year to twenty years.

Construction Loans. Construction loans are made to individuals and contractors to construct primarily single-family principal residences. These loans typically have maturities of twelve months. Interest rates are typically fixed, although some adjustable-rate loans are made. The Bank’s policies normally require that a permanent financing commitment be in place before a construction loan is made to an individual

AMERICANWEST BANCORPORATION

borrower. Construction loans may involve additional risks because loan funds are collateralized by the project under construction, which is of uncertain value prior to completion. Delays may arise from labor problems, material shortages may be experienced and other unpredictable contingencies may occur. It is important to evaluate accurately the total loan funds required to complete a project and related loan-to-value ratios. Because of these factors, the analysis of prospective construction loan projects requires an expertise that is different in significant respects from the expertise required for real estate mortgage lending. Construction lending is generally considered to involve a higher degree of collateral risk than long-term financing of residential properties. AWBC’s risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property’s value and marketability at completion of construction or development and the estimated cost (including interest) of construction. If the estimate of construction cost proves to be inaccurate, the Bank may be required to advance funds beyond the amount originally committed to permit completion of the project. If the estimate of value upon completion proves to be inaccurate, the Bank may be confronted at, or prior to, the maturity of the loan with a project whose value is insufficient to assure full repayment. AWBC’s underwriting criteria are designed to evaluate and minimize the risks of each real estate construction loan. Among other things, AWBC considers evidence of the availability of permanent financing for the borrower, the reputation of the borrower, the amount of the borrower’s equity in the project, the independent appraisal and review of cost estimates, the pre-construction sale and leasing information, and the cash flow projections of the borrower.

Installment and Other Loans. Installment loans are primarily automobile, bankcard and personal loans. Consumer loans generally have maturities of five years or less, and fixed interest rates. Consumer lending may involve special risks, including decreases in the value of collateral and transaction costs associated with foreclosure and repossession.

Interest Rates. The interest rates earned on loans vary with the degree of risk and amount of the loan, and are further subject to competitive pressures, money market rates, the availability of funds and government regulations. Approximately 48% of the loans in the Bank’s portfolio have interest rates that float with the lending Bank’s reference rates, which are in turn based on various indices such as the rates of interest charged by money center banks.

Lending and Credit Management. The Bank follows loan policies. The policies establish levels of loan commitment by loan type, credit review and grading criteria, and cover other matters such as loan administration, loans to affiliates, costs, problem loans and loan loss reserves, and related items. Loans are analyzed at origination and on a periodic basis as conditions warrant as outlined in the Bank’s loan policies.

All loan applications are processed at AWBC’s branch lending offices. Designated Bank officers follow approved guidelines and underwriting policies to approve all loan applications. Credit limits generally vary according to the type of loan and the individual loan officer’s experience. The maximum current loan approval limits available to any one individual vary from $25,000 to $3.0 million per loan.

Under applicable federal and state law, permissible loans to one borrower by AWB are limited. The Bank, as a matter of policy, does not extend credit to any single borrower in excess of $16.0 million. At December 31, 2003, 2002 and 2001, the outstanding balance of loan participations sold outside AWB was $52.9 million, $32.7 million and $41.3 million, respectively.

Secondary Mortgage Sales. The Bank sells mortgage loans in the secondary market as a correspondent and as a broker. The Bank offers a variety of products for refinance and purchases; and is approved to originate FHA and VA loans. The majority of loans originated in 2003 were fixed rate single-family loans. Total loans sold in 2003 were approximately $67.3 million. Approximately 46% of such loans were sold with servicing retained during 2003.

AMERICANWEST BANCORPORATION

Nonperforming Assets. The following table provides information for the Bank’s nonperforming assets.

	Year ended December 31,
($ in thousands)	2003	2002	2001	2000	1999
Nonperforming loans:
Nonaccrual loans	$12,485	$13,315	$11,023	$5,458	$5,875
Accrual loans 90 days or more past due	43	244	2,193	1,339	489

Total nonperforming loans	12,528	13,559	13,216	6,797	6,364
Other real estate owned and other repossessed assets	7,408	7,874	1,616	1,510	1,179

Total nonperforming assets	$19,936	$21,433	$14,832	$8,307	$7,543

Allowance for loan losses	$12,453	$10,272	$6,624	$4,948	$4,349
Ratio of total nonperforming assets to total assets	1.95%	2.34%	2.25%	1.39%	1.43%
Ratio of total nonperforming loans to total loans	1.43%	1.75%	2.25%	1.38%	1.51%
Ratio of allowance for loan losses to total nonperforming loans	99.4%	75.8%	50.1%	72.8%	68.3%

The Bank’s nonperforming loans consist of nonaccruing loans and accruing loans 90 days or more past due. Accruing loans 90 days or more past due remain on an accrual basis because they are adequately collateralized and in the process of collection. For nonaccrual loans no interest is taken into income unless received in cash or until such time as the borrower demonstrates an ability to resume payments of principal and interest. Interest previously accrued, but not collected is reversed and charged against income at the time a loan is placed in nonaccrual status. Approximately 59% of the non-performing assets as of December 31, 2003 involve three Other Real Estate Owned (ORE) assets and four non-accruing relationships. In the ORE category, AWBC has two ice skating complexes totaling $4.3 million; both of which are being marketed (one as an operating ice arena and the other as a commercial building). The other ORE property is an Alzheimer facility at approximately $850 thousand that is being marketed as an elder care facility or commercial offices. The non-accruing relationships include a $3.7 million retail/office complex near downtown Spokane that management believes AWBC is fully secured. Additionally, a $786,000 loan secured by residential lots for development located in Yakima is believed to be fully secured and a $1.2 million restaurant loan in Spokane, which is believed to be fully secured. Finally, the last loan is a $1.0 million purchased participation secured by an Ethanol producing facility in South Dakota. The Bank believes it is fully secured on this loan as well.

Real estate properties acquired through, or in lieu of, loan foreclosure are to be sold and are initially recorded at the lower of cost or fair value at the date of foreclosure establishing a new cost basis. After foreclosure, management periodically performs valuations and the real estate is carried at the lower of carrying amount or fair value less cost to sell. Real estate properties and other repossessed assets of the Bank had a book value of approximately $7.4 million as of December 31, 2003, consisting primarily of commercial real estate and equipment.

Analysis of Allowance for Loan Losses

The allowance for loan losses represents management’s recognition of the risks of extending credit and its evaluation of the quality of the loan portfolio of the Bank. The allowance is maintained at levels considered adequate by management to provide for anticipated loan losses, and is based on management’s assessment of factors affecting the loan portfolios, including problem loans, business conditions and loss experience, an overall evaluation of the quality of the underlying collateral, and collateral selling costs. The allowance is increased by provisions charged to operations and is reduced by loans charged off, net of any recoveries.

In originating loans the Bank recognizes that losses will be experienced and that the risk of loss will vary depending on the type of loan, the creditworthiness of the borrower over the term of the loan, general economic conditions, and the quality of the security for the loan. As a result, the Bank maintains an allowance for loan losses by following generally accepted accounting principles outlined in SFAS No. 5, Accounting for Contingencies and Staff Accounting Bulletin 102, Selected Loan Loss Allowance Methodology and Documentation Issues. The Bank has established systematic methodologies for the

AMERICANWEST BANCORPORATION

determination of the adequacy of the allowance for loan losses. The methodologies are set forth in a formal policy and take into consideration the need for an overall general valuation allowance and specific allowances for individual nonperforming loans. The Bank’s methodologies, as set forth in its policies and reviewed with the Audit Committee of the Company, include a general allocation based upon measurement of historical losses, anticipated losses and coverage of non performing loans methodology. The anticipated losses methodology includes assigning specific loss ratings to general loan grading categories, which are reviewed and validated on a periodic basis. The Bank adopted SFAS No. 114 and No. 118, Accounting by Creditors for Impairment of a Loan. These accounting pronouncements require specific identification of an allowance for loan loss for an impaired or nonperforming loan.

The Bank believes it has established its existing allowances for loan losses in accordance with generally accepted accounting principles. In addition banking regulators may request an additional allowance for loan losses based on their review of the loan portfolio. Also future events affecting borrowers and collateral cannot be predicted with certainty, which may result in an increase to the future allowance for loan losses as additional information becomes available. The Bank’s management believes that the allowance for loan losses is adequate.

The following table sets forth information regarding changes in the Bank’s allowances for loan losses as follows:

	Years ended December 31,
($ in thousands)	2003	2002	2001	2000	1999
Balance of allowance for loan losses at beginning of period	$10,272	$6,624	$4,948	$4,349	$3,819
Charge-offs
Commercial	1,452	1,292	396	833	755
Agricultural	177	1,541	613	—	—
Real estate	2,154	26	96	97	210
Installment	234	265	188	164	199
Other	507	156	36	46	84

Total charge-offs	4,524	3,280	1,329	1,140	1,248
Recoveries
Commercial	71	140	112	51	119
Agricultural	90	173	2	—	—
Real estate	15	3	21	2	40
Installment	30	67	13	42	30
Other	175	4	2	1	12

Total recoveries	381	387	150	96	201
Net charge-offs	4,143	2,893	1,179	1,044	1,047
Provision for loan losses	6,324	5,663	2,855	1,643	1,577
Allowance acquired through acquisition	—	878	—	—	—

Balance of allowance for loan losses at end of period	$12,453	$10,272	$6,624	$4,948	$4,349

Ratio of net charge-offs to average loans	0.50%	0.43%	0.22%	0.23%	0.27%
Average loans outstanding during the period	$821,407	$675,344	$540,159	$450,901	$394,132

AMERICANWEST BANCORPORATION

The following table sets forth the allowance for loan losses by loan category, based on management’s assessment of the risk associated with such categories as of the dates indicated.

	December 31,
	2003		2002		2001		2000		1999
($ in thousands)	Amount of Allowance		Amount of Allowance	%	Amount of Allowance	%	Amount of Allowance	%	Amount of Allowance	%
Commercial	$8,717	70%	$6,677	65%	$4,632	70%	$3,167	64%	$2,535	58%
Agricultural	1,868	15%	2,054	20%	993	15%	742	15%	688	16%
Real estate-mortgage	1,245	10%	719	7%	452	7%	643	13%	685	16%
Real estate-construction	249	2%	205	2%	194	3%	99	2%	152	3%
Installment	249	2%	514	5%	296	4%	247	5%	218	5%
Other	125	1%	103	1%	57	1%	50	1%	71	2%

Total	$12,453	100%	$10,272	100%	$6,624	100%	$4,948	100%	$4,349	100%

Investments

Management of the investment portfolio is by the Executive Vice President and Chief Financial Officer of AWB and is reviewed by the Asset/Liability Committee. Investment activities are in accordance with the Investment, Liquidity and Asset/Liability Management polices approved by the board of AWBC.

The following table sets forth the carrying value, by type, of the securities in the Bank’s portfolios at December 31, 2003, 2002 and 2001.

	December 31,
($ in thousands)	2003	2002	2001
U.S. Treasury and other U.S. Government agencies	$4,608	$12,292	$7,896
States of the U.S. and political subdivisions	9,085	8,841	1,297
Other securities	27,033	27,040	6,357

Total securities	$40,726	$48,173	$15,550

At December 31, 2003, the market value of the Bank’s securities exceeded amortized cost by $727,000. At December 31, 2002 market value exceeded amortized cost by approximately $665,000. No portion of AWBC’s investment portfolio is invested in derivative securities (being securities whose value derives from the value of an underlying security or securities, or market index of underlying securities’ values).

AMERICANWEST BANCORPORATION

The following table sets forth the carrying values, maturities and approximate average aggregate yields of securities in the Bank’s investment portfolios by type at December 31, 2003.

Type and Maturity

($ in thousands)	Yield	Amount
U.S. Treasury and other U.S. government agencies and corporations:
1 year or less	6.00%	$508
Over 1 through 5 years	3.92%	1,527
Over 5 through 10 years	6.56%	2,086
Over 10 years	8.23%	487

Total	5.80%	$4,608

States and political subdivisions
1 year or less	6.85%	$620
Over 1 through 5 years	7.43%	4,387
Over 5 through 10 years	8.26%	2,477
Over 10 Years	5.82%	1,601

Total	7.34%	$9,085

Other securities:
1 year or less	4.19%	$8,444
Over 1 through 5 years	7.03%	8,079
Over 5 through 10 years	5.67%	1,655
Over 10 years	3.92%	8,855

Total	5.04%	$27,033

Total investment securities:
1 year or less	4.30%	$9,572
Over 1 through 5 years	6.55%	13,993
Over 5 through 10 years	4.29%	6,218
Over 10 years	4.09%	10,943

Total	5.64%	$40,726

The yields for tax-exempt securities have been computed on a tax equivalent basis using an assumed tax rate of 34%. Maturities are estimated using payment experience as of December 31, 2003.

Deposits

The Bank’s primary source of funds has historically been customer deposits. The Bank strives to maintain a high percentage of noninterest-bearing deposits, which are low cost funds and result in higher interest margins. At December 31, 2003, 2002, and 2001, the Bank’s ratios of noninterest-bearing deposits to total deposits were 18.5%, 17.7%, and 18.5%, respectively.

The Bank offers a variety of accounts designed to attract both short-term and long-term deposits from its customers. These accounts include negotiable order of withdrawal (NOW) accounts, money market investment accounts, savings accounts, and certificates of deposit and other time deposits. Interest-bearing accounts earn interest at rates established by management of AWB, based on competitive market factors and management’s desire to increase or decrease certain types or maturities of deposits consistent with the Bank’s policies.

AMERICANWEST BANCORPORATION

The following table sets forth the average balances for each major category of deposit and the weighted-average interest rate paid for deposits in 2003, 2002 and 2001.

	Year Ended December 31,
	2003		2002		2001
($ in thousands)	Average Balance	Interest Rate	Average Balance	Interest Rate	Average Balance	Interest Rate
Interest-bearing demand deposits	$280,401	1.76%	$206,570	2.08%	$156,683	2.85%
Savings deposits	60,069	0.50%	44,946	0.94%	41,266	1.74%
Time deposits	335,212	2.35%	283,043	3.17%	225,289	5.32%
Noninterest-bearing demand deposits	140,710		111,139		92,008

Total	$816,392		$645,698		$515,246

The following table shows the amounts and maturities of certificates of deposit that had balances of more than $100,000 at December 31, 2003, 2002 and 2001.

	December 31,
($ in thousands)	2003	2002	2001
Certificates of Deposit over $100,000 with remaining maturity:
Less than three months	$59,004	$62,588	$30,050
Three months to one year	54,573	54,194	44,454
Over one year	13,540	25,559	7,004

Total	$127,117	$142,341	$81,508

AWBCs Markets

AWBC is separated into three separate Regions. As of December 31, 2003, these were the Inland Empire Region headquartered in Spokane, Washington, the Columbia Region headquartered in Kennewick, Washington and the Palouse North Idaho Region headquartered in Latah, Washington.

AWBC’s branches are located in and near the three largest metropolitan areas in Eastern Washington; Spokane, Yakima and the Tri-Cities area comprised of Pasco, Kennewick and Richland and in rural communities in Eastern Washington and Northern Idaho.

Spokane, with its diversified economy of military, manufacturing, government, health care, construction, financial services, natural resources and retail has generally been stable and impervious to many of the national economic highs and lows.

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

The Bank’s branches located in rural towns in Eastern Washington and Northern Idaho are in areas with economies that historically have been based on the agricultural, timber, and mining industries or on tourism. These locations do not provide significant economic growth, but tend to be underserved by the financial industry.

AMERICANWEST BANCORPORATION

Competition

While the Bank encounters a great deal of competition in its lending activities, management believes there is less competition in the Bank’s specialty middle market and neighborhood bank niche than there was a few years ago. The Bank believes that its competitive position has been strengthened by the consolidation in the banking industry, which has resulted in a focus on the larger accounts with less contact between the bank officers and their customers. The Bank’s strategy by contrast, is to remain a middle market lender, which maintains close long-term relationships with its customers.

The Bank competes for deposits and banking business in Central and Eastern Washington from thirty-six locations as well as eight locations in North Idaho. The Bank’s market area encompasses Spokane, Stevens, Ferry, Lincoln, Pend Oreille, Franklin, Yakima, Benton, Whitman, Grant, Walla Walla, and Columbia Counties in Washington and Kootenai, Shoshone, Clearwater, Benewah, Latah and Nez Perce counties in Idaho. The Bank competes against commercial banks, mutual savings banks, credit unions, savings and loans, mortgage companies, and other financial institutions. The major commercial bank competitors are the regional and national banks that have a branch or branches within the Bank’s primary trade areas.

Management believes that the principal competitive factors affecting the Bank’s markets include interest rates paid on deposits and charged on loans, the range of banking products available, and customer service and support. Although management believes that the Bank’s products currently compete favorably with respect to these factors, there can be no assurance that the Bank can maintain its competitive position against current and potential competitors, especially those with significantly greater financial resources.

Employees

As of December 31, 2003, AWBC and its banking subsidiary had 363 full-time equivalent employees. None of AWBC’s employees are covered by a collective bargaining agreement. Management believes relations with AWBC’s employees are good. AWBC is located at 9506 N. Newport Hwy. Spokane, WA 99218 and the telephone number is 509-467-6993.

Supervision and Regulation

The following generally refers to certain significant statutes and regulations affecting the industry of its banking subsidiary. These references are only intended to provide brief summaries and, therefore, are not complete and are qualified by the statutes and regulations referenced. Changes in applicable laws or regulations may have a material effect on the business and prospects of AWBC. The operations of AWBC may also be affected by changes in the policies of banking and other government regulators. AWBC cannot accurately predict the nature or extent of the effects on its business and earnings that fiscal or monetary policies, or new federal or state laws, may have in the future.

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

AMERICANWEST BANCORPORATION

requirements. The act also permits national banks (and, in states with wildcard statutes, certain state banks), either directly or through operating subsidiaries, to engage in certain non-banking financial activities.

AWBC does not believe that the act will negatively affect the operations of it or its subsidiaries. However, to the extent the legislation permits banks, securities firms and insurance companies to affiliate, the financial services industry may experience further consolidation. This consolidation could result in a growing number of larger financial institutions that offer a wider variety of financial services than AWBC currently offers and that can aggressively compete in the markets currently served by AWBC and its subsidiary bank.

General. As a bank holding company, AWBC is subject to the Bank Holding Company Act of 1956 (BHCA), as amended, which places AWBC under the supervision of the Board of Governors of the Federal Reserve (FRB). AWBC must file annual reports with the Federal Reserve and must provide it with such additional information as it may require. In addition, the Federal Reserve periodically examines AWBC and its subsidiary bank.

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

Control Transactions. The Change in Bank Control Act of 1978, as amended, requires a person (or group of persons acting in concert) acquiring “control” of a bank holding company to provide the FRB with 60 days prior written notice of the proposed acquisition. Following receipt of this notice, the FRB has 60 days within which to issue a notice disapproving the proposed acquisition, but the FRB may extend this time period for up to another 30 days. An acquisition may be completed before expiration of the disapproval period if the FRB issues written notice of its intent not to disapprove the transaction. In addition, any “company” must obtain the FRB’s approval before acquiring 25% (5% if the “company” is a bank holding company) or more of the outstanding shares or otherwise obtaining control over AWBC.

Transactions with Affiliates. AWBC and its subsidiary bank are deemed affiliates within the meaning of the Federal Reserve Act, and transactions between affiliates are subject to certain restrictions. Accordingly, AWBC and its subsidiary bank must comply with Sections 23A and 23B of the Federal Reserve Act. Generally, Sections 23A and 23B (1) limit the extent to which a financial institution or its subsidiaries may engage in “covered transactions” with an affiliate, as defined, to an amount equal to 10% of such institution’s capital and surplus and an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital and surplus, and (2) require all transactions with an affiliate, whether or not “covered transactions,” to be on terms substantially the same, or at least as favorable to the institution or subsidiary, as those provided to a non-affiliate. The term “covered transaction” includes the making of loans, purchase of assets, issuance of a guarantee and other similar types of transactions.

Regulation of Management. Federal law (1) sets forth the circumstances under which officers or directors of a financial institution may be removed by the institution’s federal supervisory agency; (2) places restraints

AMERICANWEST BANCORPORATION

on lending by an institution to its executive officers, directors, principal stockholders, and their related interests; and (3) prohibits management personnel from serving as a director or in other management positions with another financial institution which has assets exceeding a specified amount or which has an office within a specified geographic area.

Tie-In Arrangements. AWBC and its subsidiary bank cannot engage in certain tie-in arrangements in connection with any extension of credit, sale or lease of property or furnishing of services. For example, with certain exceptions, neither AWBC nor its subsidiary bank may condition an extension of credit on either (1) a requirement that the customer obtain additional services provided by it or (2) an agreement by the customer to refrain from obtaining other services from a competitor.

The FRB has adopted significant amendments to its anti-tying rules that: (1) removed FRB-imposed anti-tying restrictions on bank holding companies and their non-bank subsidiaries; (2) allow banks greater flexibility to package products with their affiliates; and (3) establish a safe harbor from the tying restrictions for certain foreign transactions. These amendments were designed to enhance competition in banking and nonbanking products and to allow banks and their affiliates to provide more efficient, lower cost service to their customers. However, the impact of the amendments on AWBC and its subsidiary bank is unclear at this time.

State Law Restrictions. As a Washington business corporation, AWBC may be subject to certain limitations and restrictions as provided under applicable Washington corporate law. In addition, Washington banking law may restrict certain activities of its subsidiary bank.

General. The Bank is subject to regulation by the State of Washington and the Federal Deposit Insurance Corporation (FDIC). The federal and state laws that apply to AWBC’s subsidiary bank regulate, among other things, the scope of its business, its investments, its reserves against deposits, the timing of the availability of deposited funds and the nature and amount of and collateral for loans. The laws and regulations governing its subsidiary bank generally have been promulgated to protect depositors and not to protect stockholders of the subsidiary bank or its holding company.

CRA. The Community Reinvestment Act (the CRA) requires that, in connection with examinations of financial institutions within their jurisdiction, regulators must evaluate the record of the financial institutions in meeting the credit needs of their local communities, including low and moderate-income neighborhoods, consistent with the safe and sound operation of those banks. These factors are also considered in evaluating mergers, acquisitions, and applications to open a branch or facility.

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

FDICIA. Under the Federal Deposit Insurance Corporation Improvement Act of 1991 (the FDICIA), each federal banking agency has prescribed, by regulation, noncapital safety and soundness standards for institutions under its authority. These standards cover internal controls, information systems, and internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits, such other operational and managerial standards as the agency determines to be appropriate, and standards for asset quality, earnings and stock valuation. An institution, which fails to meet these standards, must develop a plan acceptable to the agency, specifying the steps that the institution will take to meet the standards. Failure to submit or implement such a plan may subject

AMERICANWEST BANCORPORATION

the institution to regulatory sanctions. Management of AWBC believes that its subsidiary bank meets all such standards, and therefore, does not believe that these regulatory standards materially affect AWBC’s business operations.

Interstate Banking and Branching. The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the Interstate Act) permits nationwide interstate banking and branching under certain circumstances. This legislation generally authorizes interstate branching and relaxes federal law restrictions on interstate banking. Currently, bank holding companies may purchase banks in any state, and states may not prohibit such purchases. Additionally, banks are permitted to merge with banks in other states as long as the home state of neither merging bank has “opted out.” The Interstate Act requires regulators to consult with community organizations before permitting an interstate institution to close a branch in a low-income area.

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

Deposit Insurance. The deposits of its subsidiary bank are currently insured to a maximum of $100,000 per depositor through its subsidiary Bank’s Insurance Fund (BIF) administered by the FDIC. All insured banks are required to pay semi-annual deposit insurance premium assessments to the FDIC.

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

AMERICANWEST BANCORPORATION

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

Disclosure Controls and Procedures

The Sarbanes-Oxley Act of 2002 and related rulemaking by the Securities and Exchange Commission (SEC), which effect sweeping corporate disclosure and financial reporting reform, generally require public companies to focus on their disclosure controls and procedures. As a result, public companies such as AmericanWest Bancorporation, now must have disclosure controls and procedures in place and make certain disclosures about them in their periodic SEC reports (i.e., Forms 10-K and 10-Q) and their chief executive and chief financial officers must certify in these filings that they are responsible for establishing and maintaining disclosure controls and procedures and disclose their conclusions about the effectiveness of such controls and procedures based on their evaluation as of the end of the period covered by the relevant report, among other things. AWBC is monitoring the status of other related ongoing rulemaking by the SEC and other regulatory entities. Currently, management believes that AWBC is in compliance with the rulemaking promulgated to date.

Customer Information Security

The FDIC and other bank regulatory agencies have adopted final guidelines for establishing standards for safeguarding nonpublic personal information about customers that implement provisions of the Financial Modernization Act of 1999 (the Guidelines). Among other things, the Guidelines require each financial institution, under the supervision and ongoing oversight of its Board of Directors or an appropriate committee thereof, to develop, implement and maintain a comprehensive written information security program designed to ensure the security and confidentiality of customer information; to protect against any anticipated threats or hazards to the security or integrity of such information; and to protect against unauthorized access to or use of such information that could result in substantial harm or inconvenience to any customer.

AMERICANWEST BANCORPORATION

Privacy

The FDIC and other regulatory agencies have published final privacy rules pursuant to provisions of the Financial Modernization Act of 1999 (Privacy Rules). The Privacy Rules, which govern the treatment of nonpublic personal information about consumers by financial institutions, require a financial institution to provide notice to customers (and other consumers in some circumstances) about its privacy policies and practices, describe the conditions under which a financial institution may disclose nonpublic personal information to nonaffiliated third parties and provide a method for consumers to prevent a financial institution from disclosing that information to most nonaffiliated third parties by “opting out” of that disclosure, subject to certain exceptions.

USA Patriot Act

The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the USA Patriot Act), designed to deny terrorists and others the ability to obtain anonymous access to the U.S. financial system, has significant implications for depository institutions, broker-dealers and other businesses involved in the transfer of money. The USA Patriot Act, together with the implementing regulations of various federal regulatory agencies, require financial institutions, including AmericanWest Bank, to implement additional or amend existing policies and procedures with respect to, among other things, anti-money laundering compliance, suspicious activity and currency transaction reporting and due diligence on customers. They also permit information sharing for counter-terrorist purposes between federal law enforcement agencies and financial institutions, as well as among financial institutions, subject to certain conditions, and require the FRB (and other federal banking agencies) to evaluate the effectiveness of an applicant in combating money laundering activities when considering applications filed under Section 3 of the BHCA or the Bank Merger Act. Management believes that AWBC and its subsidiaries are currently in compliance with all currently effective requirements prescribed by the USA Patriot Act and all applicable final implementing regulations.

Item 2. Properties.

At December 31, 2003, AWBC owned or leased facilities in forty-five locations including thirty-seven in Eastern Washington and eight in North Idaho. AWBC’s main office is located in North Spokane, which is owned by AWB. About 1,400 square feet is used for the Administrative Offices. In addition AWBC leases approximately 9,000 square feet for its Computer/Processing Center located near the Spokane Airport.

There are a total of forty-four branch or lending office locations, of which thirty-six are in Eastern Washington. They are located in: Chewelah, Colfax, Colton, Colville, Davenport, Dayton, Ellensburg, Ephrata, Ione, Kennewick, Kettle Falls, Latah, Mabton, Moses Lake, Naches, Oaksdale, Palouse, Prosser, Pullman (2), Spokane (8), Sunnyside, Tekoa, Uniontown, Waitsburg, Walla Walla (2), and Yakima (2). The remaining eight branches in North Idaho are located in: Hayden, Kellogg, Lewiston, Moscow, Orofino, St. Maries (2), and Wallace.

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

AMERICANWEST BANCORPORATION

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of AWBC’s shareholders during the fourth quarter of 2003.

AMERICANWEST BANCORPORATION

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters.

Market Information. The Common Stock is quoted on the Nasdaq National Market System (NASDAQ) under the symbol “AWBC”. The following table sets out the high and low prices per share for the Common Stock for 2003 and 2002 as reported by NASDAQ.

	Sales Price
	2003		2002
	High	Low	High	Low
First Quarter	$17.26	$12.88	$11.49	$9.96
Second Quarter	$16.91	$13.96	$12.96	$10.77
Third Quarter	$18.36	$14.84	$13.05	$11.73
Fourth Quarter	$21.32	$16.83	$14.46	$12.05

Per share amounts have been adjusted giving retroactive effect to stock dividends.

Holders. The number of holders of common stock of record on February 25, 2004 was approximately 3,000.

Dividends. AWBC has declared and paid the following dividends subsequent to January 1, 2003: On February 14, 2003 and February 20, 2004 AWBC paid 10% stock dividends. No cash dividends were paid.

Securities Authorized for Issuance Under Equity Compensation Plans. The following table provides information as of December 31, 2003, with respect to AWBC’s compensation plans under which shares of the Company’s common stock are authorized for issuance:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	624,562	$9.44	598,403
Equity compensation plans not approved by security holders	—	—	—
Total	624,562	$9.44	598,403

AMERICANWEST BANCORPORATION

Item 6. Selected Financial Data

The following table sets forth certain selected consolidated financial data of AWBC at and for the years ended December 31,:

($ in thousands, except per share amounts)	2003	2002	2001	2000	1999
Net interest income	$56,762	$44,092	$34,424	$30,356	$28,474
Provision for loan losses	6,324	5,663	2,855	1,643	1,577
Noninterest income	6,176	5,384	4,702	4,029	5,912
Noninterest expense	35,120	27,560	22,276	21,328	19,209
Income before income tax expense	21,494	16,253	13,995	11,414	13,600
Income tax expense	7,508	5,354	4,788	3,379	3,888
Net income	13,986	10,899	9,207	8,035	9,712
Basic earnings per common share	$1.39	$1.13	$0.93	$0.68	$0.79
Diluted earnings per common share	$1.34	$1.10	$0.92	$0.68	$0.78
Return on average assets	1.47%	1.41%	1.46%	1.44%	1.90%
Return on average equity	15.87%	15.08%	13.87%	12.73%	16.58%
Assets	1,023,597	916,831	659,341	598,513	527,726
Securities	40,726	48,173	15,550	47,885	53,141
Loans:
Commercial and industrial	645,156	540,467	411,197	317,108	246,796
Agricultural	124,395	121,279	88,121	76,093	67,025
Real estate mortgage	38,075	47,613	40,084	62,173	66,690
Real estate construction	32,236	29,303	17,201	12,252	14,781
Installment	26,850	27,405	26,311	22,489	21,190
Other loans	9,678	9,512	5,062	3,972	6,939
Total loans	876,390	775,579	587,976	494,087	423,421
Allowance for loan loss to loans percentage	1.42%	1.32%	1.13%	1.00%	1.03%
Deposits	871,125	766,335	532,237	501,426	452,899
Borrowings	47,471	63,696	53,601	27,367	8,198
Stockholders’ equity	96,198	81,130	68,206	64,530	62,922
Equity to assets ratio	9.40%	8.85%	10.34%	10.78%	11.92%
Basic weighted average shares	10,045,836	9,625,038	9,910,353	11,739,016	12,289,671

See Item 7, Results of Operations below for a description of the nonrecurring items of 2001.

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

AWBC’s net income is derived primarily from net interest income of the Bank, which is the difference between interest earned on its loan and investment portfolios and its cost of funds, primarily interest paid on deposits and borrowings. For the years ended December 31, 2003, 2002, and 2001, AWBC’s average net interest margins were 6.49%, 6.20%, and 5.97%, respectively.

Net income is also affected by levels of provisions for loan losses, noninterest income (primarily service charges on deposits, insurance commissions, sale of securities gains or losses and other operating income) and noninterest expense (primarily salaries and benefits, occupancy expense, data processing cost, legal and professional services expense, business and occupation tax, and other operating expenses). For the three years ended December 31, 2003, 2002, and 2001, the provision for loan losses was $6.3 million, $5.7 million, and $2.9 million, respectively. Net charge-offs during the year ended December 31, 2003 were $4.1 million as compared to $2.9 million and $1.2 million during 2002 and 2001, respectively.

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

	Year Ended December 31,
	2003			2002			2001
($ in thousands)	Average Balance	Interest	%	Average Balance	Interest	%	Average Balance	Interest	%
Assets
Loans	$821,407	$69,203	8.42%	$675,344	$57,511	8.52%	$540,159	$51,300	9.50%
Taxable securities	34,735	1,536	4.42%	22,178	1,281	5.78%	30,533	1,868	6.12%
Nontaxable securities	9,095	562	6.17%	4,456	321	7.21%	4,583	318	6.94%
Overnight deposits with other banks	12,731	144	1.13%	11,095	185	1.67%	3,234	126	3.90%

Total interest earning assets	877,968	$71,445	8.14%	713,073	$59,298	8.32%	578,509	$53,612	9.27%

Noninterest earning assets	72,092			62,349			51,622

Total assets	$950,060			$775,422			$630,131

Liabilities
Interest-bearing demand deposits	$280,401	$4,940	1.76%	$206,570	$4,305	2.08%	$156,683	$4,471	2.85%
Savings deposits	60,069	300	0.50%	44,946	422	0.94%	41,266	717	1.74%
Time deposits	335,212	7,884	2.35%	283,044	8,965	3.17%	225,289	11,979	5.32%

Total interest-bearing deposits	675,682	13,124	1.94%	534,560	13,692	2.56%	423,238	17,167	4.06%
Short-term borrowings	11,357	200	1.76%	46,060	1,218	2.64%	42,461	1,850	4.36%
Long-term borrowings	28,475	1,162	4.08%	3,244	200	6.16%	647	63	9.74%

Total interest-bearing liabilities	715,514	$14,486	2.02%	583,864	$15,110	2.59%	466,346	$19,080	4.09%

Noninterest bearing demand deposits	140,710			111,139			92,008
Other noninterest bearing liabilities	5,686			8,151			5,389

Total liabilities	861,910			703,154			563,743
Stockholders’ Equity	88,150			72,268			66,388

Total liabilities and stockholders’ equity	$950,060			$775,422			$630,131

Net interest income		$56,959	6.11%		$44,188	5.73%		$34,532	5.18%

Net interest margin to average earning assets			6.49%			6.20%			5.97%

AMERICANWEST BANCORPORATION

Nonaccrual loans are included with loan balances. In the above table tax-exempt securities income has been presented using a tax equivalent basis and an assumed tax rate of 34%.

The following table illustrates the changes in AWBC’s net interest income due to changes in volumes and interest rates. Management has assessed, and will continue to assess on an on-going basis Pacific Northwest economy on the credit risk in the loan portfolio and overall economic conditions on the entire balance sheet. Currently, management is not aware of any unusually large loan concentrations in industries negatively impacted by the recent events and the slowdown in the economy. Management continues to closely monitor AWBC’s credit quality and focus on identifying potential problem credits and any loss exposure in a timely manner. Industry concentration and related limits will continue to be subject to on-going assessments.

The change in interest income and interest expense due to changes in both volume and rate, which cannot be segregated, has been allocated proportionately to the change due to volume and the change due to rate.

	2003 vs 2002			2002 vs 2001
	Increase (decrease) in net interest income due to changes in
($ in thousands)	Volume	Rate	Total	Volume	Rate	Total
INTEREST EARNING ASSETS
Loans	$12,439	$(747)	$11,692	$12,839	$(6,628)	$6,211
Securities	972	(577)	395	(502)	(70)	(572)
Federal funds sold and overnight time deposits	27	(68)	(41)	306	(247)	59

Total interest earning assets	$13,438	$(1,392)	$12,046	$12,643	$(6,945)	$5,698

INTEREST BEARING LIABILITIES
Interest-bearing demand deposits	$1,539	$(904)	$635	$1,424	$(1,590)	$(166)
Savings deposits	142	(264)	(122)	64	(359)	(295)
Time deposits	1,652	(2,733)	(1,081)	3,071	(6,085)	(3,014)

Total interest bearing deposits	3,333	(3,901)	(568)	4,559	(8,034)	(3,475)
Short-term borrowings	(776)	(79)	(855)	24	(819)	(795)
Long-term borrowings	1,278	(479)	799	550	(250)	300

Total interest bearing liabilities	3,835	(4,459)	(624)	5,133	(9,103)	(3,970)

Total increase (decrease) in net interest income	$9,603	$3,067	$12,670	$7,510	$2,158	$9,668

The following table presents the aggregate maturities of loans in each major category of AWBC’s’ loan portfolio at December 31, 2003. Actual maturities may differ from the contractual maturities shown below as a result of renewals and prepayments.

2003

($ in thousands)	Less than one year	One to five years	Over five years	Total
Commercial, industrial and agricultural	$231,317	$248,741	$289,493	$769,551
Real estate mortgage	7,709	19,315	11,051	38,075
Real estate construction	29,813	2,245	178	32,236
Installment	4,824	17,639	4,387	26,850
Bank cards and other	5,320	2,507	1,851	9,678

Total	$278,983	$290,447	$306,960	$876,390

AMERICANWEST BANCORPORATION

Results of Operations

Performance Summary

	2003	2002	2001	% Change
($ in thousands, except per share)				2003	2002
Interest income	$71,248	$59,202	$53,504	20.35%	10.65%
Interest expense	14,486	15,110	19,080	-4.13%	-20.81%

Net interest income	56,762	44,092	34,424	28.74%	28.09%
Provision for loan losses	6,324	5,663	2,855	11.67%	98.35%

Net interest income after provision for loan losses	50,438	38,429	31,569	31.25%	21.73%
Noninterest income	6,176	5,384	4,702	14.71%	14.50%
Noninterest expense	35,120	27,560	22,276	27.43%	23.72%

Income before income taxes	21,494	16,253	13,995	32.25%	16.13%
Income taxes	7,508	5,354	4,788	40.23%	11.82%

Net income	$13,986	$10,899	$9,207	28.32%	18.38%

Basic earnings per common share	$1.39	$1.13	$0.93	23.01%	21.51%
Diluted earnings per common share	$1.34	$1.10	$0.92	21.82%	19.57%

Years Ended December 31, 2003, 2002, and 2001:

AWBC’s net income was $14.0 million in 2003, $10.9 million in 2002, and $9.2 million in 2001. Basic earnings per share were $1.39, $1.13, and $0.93 for 2003, 2002, and 2001, respectively. Diluted earnings per share were $1.34, $1.10, and $0.92 in 2003, 2002, and 2001, respectively.

2001 results include a gain of $392,000 on the sale of the Insurance Agency. This gain increased 2001 net income by $258,000 and $.03 per share.

AWBC completed its merger with Latah Bancorporation, Inc. and Bank of Latah (BOL) effective July 31, 2002. As of July 31, 2002, BOL had approximately $133.5 million in total assets, $112.8 million in deposits, and $94.7 million in loans. Approximately 335,000 AWBC shares and $13.5 million in cash were issued to BOL shareholders for the merger. The purchase accounting method was used for the transaction. On March 19, 2003, the banks consolidated and currently operate as AmericanWest Bank.

Return on average assets was 1.47%, 1.41%, and 1.46% for 2003, 2002, and 2001, respectively. Return on average equity was 15.87%, 15.08%, and 13.87% for 2003, 2002, and 2001, respectively. Without the nonrecurring items described above, return on assets would have been 1.42% for 2001. Return on equity would have been 13.48% for 2001.

Net Interest Income. Net interest income increased 29% to $56.8 million in 2003 compared to 2002. The increase in 2002 was 28% to $44.1 million over 2001 results. The net interest income improvements were primarily the result of loan volume increases and reductions in rates paid on interest bearing deposits in 2003 and 2002. AWBC’s net interest margin to average earning assets was 6.49%, 6.20%, and 5.97% in 2003, 2002, and 2001, respectively. As market interest rates decreased significantly during 2002 the yield on earning assets continued to decline to 8.14% in 2003 from 8.32% in 2002, which was a decrease from 9.27% in 2001. Interest bearing liabilities also continued to decrease to 2.02% in 2003 from 2.59% in 2002 after declining from 4.09% in 2001. The overall result was a slight net interest margin increase from 6.20% in 2002 to 6.49% in 2003 after increasing from 5.97% in 2001. Average earning assets increased 23% to $878.0 million in 2003 after rising 23% to $713.1 million in 2002.

Provision for Loan Losses. Provision for loan losses increased to $6.3 million in 2003 from $5.7 million in 2002 and $2.9 million in 2001. The increase was due to the changing economic conditions in Eastern Washington, Northern Idaho and the Pacific Northwest in general as well as the continued internal growth of the Loan Portfolio. Provisions are made to reserve for known and inherent risk characteristics within

AMERICANWEST BANCORPORATION

the loan portfolio. AWBC and its subsidiaries regularly evaluate the level of provision and the allowance for loan losses for adequacy by considering such factors as current loan grades, historical loss rates, change in the nature of the loan portfolio, overall portfolio quality, industry concentrations, delinquency trends, current economic factors and estimate impact of current economic conditions that may effect a borrower’s ability to pay. The use of different estimates or assumptions could produce different provision for loan loss. In addition, the allowance for losses and loans and the provision for loan losses is also subject to regulatory supervision and examination.

Noninterest Income. Noninterest income, which consists of fees and service charges, insurance commissions, securities gains and losses, and other income, increased 14.7% in 2003 to $6.2 million. The increase was due to the increases in services and other fees and mortgage banking and Bank Owned Life Insurance income in the other income line item. In 2001, noninterest income included the gain on the sale of the Insurance Agency of $392,000. Fees and service charges for banking services increased to $4.2 million in 2003 after being at $3.7 million in 2002 and $2.8 million in 2001.

Noninterest Expense. Noninterest expense increased by 27% in 2003 compared to 2002 due to increases in salaries and employee benefits related to growth in branches, increases in incentive compensation, and health care benefits. Increases in legal expenses and other real estate expenses, which are included in the other line under noninterest expense also contributed to the increase for 2003. Noninterest expense increased 24% in 2002 due to increases in loan officer incentive expense, nonperforming loan legal expense, and bank merger expense.

Income Tax Expense. Income tax expense increased in proportion to the increase in income before income tax expense.

Liquidity and Capital Resources

Management believes that AWBC’s cash flow will be sufficient to support its existing operations for the foreseeable future. Cash flows from operations contribute significantly to liquidity, as do proceeds from maturities of securities and increasing customer deposits. If AWBC needs additional liquidity, it would be required to borrow or issue additional capital stock. AWBC’s ability to incur indebtedness is limited by government regulations and its ability to service borrowings is dependent upon the availability of dividends from the Bank. The payments of dividends by the Bank are subject to limitations imposed by law and governmental regulations. At the end of 2003 and 2002, AWB had balances of $54.4 million, and $74.5 million in certificates of deposit that were attained through the use of QwickRate Express Data and their Internet services.

The Bank may borrow on a short-term basis to compensate for reductions in other sources of funds. Bank borrowings may also be used on a longer-term basis to support expanded lending activities and to match the maturity of repricing intervals of assets. At December 31, 2003, AWBC had approximately $163.3 million of lines of credit available for liquidity purposes. Cash flows from operations also contribute significantly to liquidity as indicated in AWBC’s Consolidated Statement of Cash Flows, as well as proceeds from maturities of securities and increasing customer deposits.

AWBC’s total stockholders’ equity increased to $96.2 million at December 31, 2003, from $81.1 million at December 31, 2002, and $68.2 million at December 31, 2001. At December 31, 2003, stockholders’ equity was 9.40% of total assets, compared to 8.85% at December 31, 2002. At December 31, 2003, AWBC held cash and cash-equivalent assets of $48.3 million.

The capital levels of AWBC and the Bank exceed applicable regulatory well-capitalized guidelines at December 31, 2003 and December 31, 2002.

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

AMERICANWEST BANCORPORATION

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

Contractual Obligations

The following summarizes AWBC’s long-term contractual obligations at December 31, 2003:

(in thousands)	Less than 1 year	1-3 years	3-5 years	Thereafter	Total
Time Deposits	$239,616	$36,475	$35,255	$628	$311,974
Long-term borrowings	—	6,400	2,596	883	9,879
Capital lease obligations	75	169	202	96	542
Operating lease obligations	637	983	920	4,600	7,140
Trust Preferred Securities	—	—	—	10,000	10,000

Total	$240,328	$44,027	$38,973	$16,207	$339,535

Off-balance sheet arrangements

In the ordinary course of business AWBC has entered into off-statement of condition financial instruments consisting of commitments to extend credit, commitments under credit-card arrangements, commercial letters of credit, and standby letters of credit. Such financial instruments are held for purposes other than trading and are recorded in the financial statements when they are funded or related fees are incurred or received. The following summarizes the amount of commitments per expiration period:

(in thousands)	Less than 1 year	1-3 years	3-5 years	Thereafter	Total
Commitments to extend credit	$117,949	$67,783	$—	$—	$185,732
Standby letters of credit and financial guarantees written	2,429	4,231	2	28	6,690
Unused commitments on bankcards	8,040	5,360	—	—	13,400

Total	$128,418	$77,374	$2	$28	$205,822

New Accounting Pronouncements

During 2003, the Financial Accounting Standards Board (FASB) issued the following accounting standards:

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (VIE), as amended and interpreted. It defined a VIE as a corporation, partnership, trust, or any other legal structure used for the business purpose that either does not have equity investors with voting rights or has equity investors that do not provide sufficient financial resources for the entity to support its activities. This interpretation will require a VIE to be consolidated or deconsolidated by a company generally based on the risk of loss or return. Most of the provisions of Interpretation No. 46 have been delayed until March 31, 2004. The Company has a VIE in the form of a Trust set up to issue Trust Preferred Securities and accordingly, the implementation of the Interpretation is expected to require the deconsolidation of the Trust. The Company expects to adopt the Interpretation in the first quarter of 2004 and the application of Interpretation No. 46 is not anticipated to have a significant impact on the Company’s financial position or results of operations.

In April 2003, the FASB issued Statement No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. This Statement is effective for contracts entered into or modified after June 30, 2003. Adoption of the Statement did not result in an impact on the Company’s statement of financial position or results of operations.

AMERICANWEST BANCORPORATION

In May 2003, the FASB issued Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of nonpublic entities. Adoption of the Statement did not result in an impact on the Company’s statement of financial position or results of operations.

In November 2003, the Emerging Issues Task Force (EITF) researched a consensus that certain quantitative and qualitative disclosures should be required for debt and marketable equity securities classified as available-for-sale or held-to-maturity under FASB Statements No. 115 and 124, that are impaired at the balance sheet date but for which other-than-temporary impairment has not been recognized. This EITF consensus is effective for fiscal years ending after December 15, 2003. Accordingly, the Company has adopted this statement as of December 31, 2003 and the result did not have an impact on the Company’s statement of financial position or results of operations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Market Risk

Management considers interest rate risk to be a market risk that could have a significant effect on the financial condition and results of operations of AWBC. AWBC does not use derivatives including forward and futures contracts, options, and swaps to manage its market and interest rate risks. All of AWBC’s transactions are denominated in U.S. dollars. Approximately 48% of AWBC’s loan portfolio has interest rates, which float with the Bank’s reference interest rates. Fixed rate loans are generally made with a term of five years or less. General economic conditions, regulatory policy and competition in the marketplace affect interest income and cost of funds. The Bank’s operating strategies focus on asset/liability management. The purpose of asset/liability management (ALM) is to provide stable net interest income growth by protecting the AWBC’s earnings from undue interest rate risk. AWBC follows an ALM policy for managing exposure to interest rate risk. The ALM policy is designed to maintain an appropriate balance between rate-sensitive assets and liabilities in order to maximize interest rate spreads. AWBC monitors the sensitivity of its assets and liabilities with respect to changes in interest rates and maturities, and directs the allocation of their funds accordingly. The strategy of AWBC has been to maintain, to the extent possible, a balanced position between assets and liabilities, and to place emphasis on the sensitivity of its assets.

AMERICANWEST BANCORPORATION

The following table presents estimated maturity or pricing information indicating AWBC’s exposure to interest rate changes as of December 31, 2003. The expected maturities take into consideration historical and estimated principal prepayments for loans and securities. Principal prepayments are the amounts of principal reduction in addition to contractual amortization. Fixed-rate and variable-rate loans are expected to have payment rates of 35%, 25%, 15%, 15%, and 10% for the following five years, respectively. Securities principal payments are based on payment experience as of December 31, 2003. The expected maturities for financial liabilities with no stated maturity reflect historical and estimated future roll-off rates. The anticipated annual roll-off rates for noninterest-bearing deposits, interest-bearing demand deposits and savings deposits are 15%. Fair values are based on the calculations used in accordance with generally accepted accounting principles as disclosed in the financial statements.

Year ended December 31, 2003	Expected maturity							Fair Value
($ in thousands)	2004	2005	2006	2007	2008	Thereafter	Total
Financial Assets
Cash and due from banks	$29,352	$—	$—	$—	$—	$—	$29,352	$29,352
Overnight interest bearing deposits with other banks	18,943	—	—	—	—	—	18,943	18,943
Weighted average interest rate							0.95%
Securities	7,042	5,371	5,865	4,312	3,028	15,108	40,726	40,726
Weighted average interest rate							5.64%
Fixed rate loans	119,953	46,315	53,746	46,950	46,025	139,335	452,324	469,654
Weighted average interest rate							7.62%
Variable rate loans	159,336	42,037	28,527	11,519	15,654	166,993	424,066	424,066
Weighted average interest rate							6.68%
Financial Liabilities
Noninterest bearing deposits	23,902	23,902	23,902	23,902	23,902	39,915	159,425	159,425
Interest-bearing demand deposits	9,053	9,053	9,053	9,053	9,053	15,119	60,384	60,384
Weighted average interest rate							0.33%
Savings deposits	50,876	50,876	50,876	50,876	50,876	84,962	339,342	339,342
Weighted average interest rate							1.50%
Time deposits	239,616	28,281	8,194	19,361	15,894	628	311,974	320,380
Weighted average interest rate							2.17%
Short-term borrowings	27,050	—	—	—	—	—	27,050	27,050
Weighted average interest rate							1.14%
Long-Term Borrowings	—	4,000	2,400	1,596	1,000	883	9,879	9,625
Weighted average interest rate							2.65%
Trust Preferred	—	—	—	—	—	10,000	10,000	10,000
Weighted average interest rate							4.86%
Net of financial assets and liabilities	(15,871)	(22,389)	40,075	(42,007)	(36,018)	169,929
Cumulative net amount	(15,871)	(38,260)	1,815	(40,192)	(76,210)	93,718
Percentage of total assets	-1.55%	-3.74%	0.18%	-3.93%	-7.45%	9.16%

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

Item 8. Financial Statements and Supplementary Data.

The consolidated financial statements and supplementary data of AWBC and its subsidiaries for the years ended December 31, 2003, 2002, and 2001, which have been audited except as indicated by Moss Adams LLP, are included as part of Item 15 of this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial

Disclosure.

There were no changes in or disagreements with accountants on accounting and financial disclosure.

Item 9A. Controls and Procedures.

Evaluation of disclosure controls and procedures. As of the end of the period covered by this report and pursuant to Rule 13a-15 of the Securities Exchange Act of 1934 (the Exchange Act), the Company’s management, including the Chief Executive Office and the Chief Financial Officer, conducted an evaluation of the effectiveness and design of the Company’s disclosure controls and procedures (as that

AMERICANWEST BANCORPORATION

term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded, as of the end of the period covered by this report, that the Company’s disclosure controls and procedures were effective in recording, processing, summarizing and reporting information required to be disclosed by the Company, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in internal controls. In addition and as of the end of the period covered by this report, there have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the Company’s fourth fiscal quarter that have materially affected or are reasonably likely to materially affect, the internal control over financial reporting.

AMERICANWEST BANCORPORATION

PART III

Item 10. Directors and Executive Officers of the Registrant.

Information included under the following captions in the Company’s proxy statement relating to its 2004 annual meeting of stockholders (the “2004 Proxy Statement”) is incorporated herein by reference:

•	“Election of Directors”;

•	“Board Committees and Meetings”;

•	“Corporate Governance”;

•	“Compliance with Section 16(a) of the Exchange Act”; and

•	“Executive Officers Who are Not Directors.”

Item 11. Executive Compensation.

Information included under the following captions in the 2004 Proxy Statement is incorporated herein by reference:

•	“Directors’ Compensation”;

•	“Compensation Committee Interlocks and Insider Participation”;

•	“Executive Compensation;” and

•	“Related Party Transactions and Business Relationships.”

Item 12. Security Ownership of Certain Beneficial Owners and Management.

Information included under the following caption in the 2004 Proxy Statement is incorporated herein by reference:

•	“Security Ownership of Certain Beneficial Owners and Management.”

See also Note 16 of the Notes to the Consolidated Financial Statements, including the table presenting equity compensation plan information, included in this report.

Item 13. Certain Relationships and Related Transactions.

Information included under the following captions in the 2004 Proxy Statement is incorporated herein by reference:

•	“Compensation Committee Interlocks and Insider Participation”; and

•	“Related Party Transactions and Business Relationships.”

Item 14. Principal Accounting Fees and Services.

The information included under the following captions in the 2004 Proxy Statement is incorporated herein by reference:

•	“Independent Auditors.”

AMERICANWEST BANCORPORATION

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a) (1)    Financial Statements

(a) (2)    There are no financial statement schedules filed herewith.

(a) (3)    Exhibits

The exhibits filed as part of this report and exhibits incorporated herein by reference to other documents are listed in the Index to Exhibits to this Annual Report on Form 10-K (pages E-1 and E-2), including executive compensation plans and arrangements which are identified separately by asterisk.

(b) Reports on Form 8-K.

Current Report on Form 8-K dated October 24, 2003 and filed October 27, 2003, Items 5 and 12

(c)	All schedules are omitted as the required information is not applicable or the information is presented in the Consolidated Financial Statements or related notes.

With the exception of the information expressly incorporated herein by reference, the 2004 Proxy Statement is not to be deemed filed as part of this Annual Report on Form 10-K.

AMERICANWEST BANCORPORATION

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 8th of March, 2004.

AMERICANWEST BANCORPORATION

By:	/s/ Wesley E. Colley
Wesley E. Colley
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 8th day of March, 2004.

Principal Executive Officer

By:	/s/ Wesley E. Colley	President, Chief Executive Officer and Director
Wesley E. Colley

Principal Financial and Accounting Officer

By:	/s/ C. Tim Cassels	Executive Vice President and Chief Financial Officer
C. Tim Cassels

Remaining Directors

By:	/s/ Rand Elliott	By:	/s/ Don Swartz
	Rand Elliott, Director		Don Swartz, Director

By:	/s/ Allen Ketelson	By:	/s/ Gary Bolyard
	Allen Ketelson, Director		Gary Bolyard, Director

By:	/s/ Robert J. Gardner	By:	/s/ P. Mike Taylor
	Robert J. Gardner, Director		P. Mike Taylor, Director

By:	/s/ Craig Eerkes
Craig Eerkes, Director

AMERICANWEST BANCORPORATION

Independent Auditor’s Report

Board of Directors and Shareholders

AmericanWest Bancorporation

Spokane, Washington

We have audited the accompanying consolidated statement of financial condition of AmericanWest Bancorporation and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2003. These consolidated financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AmericanWest Bancorporation and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

/s/ Moss Adams LLP

Everett, Washington

January 23, 2004

AMERICANWEST BANCORPORATION

CONSOLIDATED STATEMENTS OF CONDITION

DECEMBER 31, 2003 and 2002

($ In thousands)

	2003	2002
ASSETS
Cash and due from banks	$29,352	$24,250
Overnight interest bearing deposits with other banks	18,943	14,675

Cash and cash equivalents	48,295	38,925

Securities	40,726	48,173

Loans, net of allowance for loan losses of $12,453 and $10,272, respectively	863,718	764,938

Accrued interest receivable	6,750	6,405
Premises and equipment, net	22,455	20,943
Foreclosed real estate and other foreclosed assets	7,408	7,874
Life insurance and salary continuation assets	15,643	11,915
Goodwill	12,050	12,050
Intangible assets	2,893	3,180
Other assets	3,659	2,428

TOTAL ASSETS	$1,023,597	$916,831

LIABILITIES
Noninterest bearing - demand deposits	$159,425	$135,537
Interest bearing deposits:
NOW and savings accounts	399,726	306,969
Time, $100,000 and over	127,117	142,341
Other time	184,857	181,488

TOTAL DEPOSITS	871,125	766,335

Short-term borrowings	27,050	46,284
Long-term borrowings	9,879	6,825
Capital lease obligations	542	587
Trust Preferred Securities	10,000	10,000
Accrued interest payable	914	1,199
Other liabilities	7,889	4,471

TOTAL LIABILITIES	927,399	835,701

STOCKHOLDERS’ EQUITY
Common stock, no par, shares authorized 15 million; issued and outstanding 9,207,250 and 8,085,774, respectively	78,908	64,301
Retained earnings	16,817	16,394
Accumulated other comprehensive income, net of tax	473	435

TOTAL STOCKHOLDERS’ EQUITY	96,198	81,130

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,023,597	$916,831

The accompanying notes are an integral part of the financial statements.

AMERICANWEST BANCORPORATION

CONSOLIDATED STATEMENTS OF INCOME

YEARS ENDED DECEMBER 31, 2003, 2002 and 2001

($ In thousands, except per share amounts)

	2003	2002	2001
INTEREST INCOME
Interest and fees on loans	$69,203	$57,511	$51,300
Interest on securities	1,901	1,506	2,078
Other interest income	144	185	126

TOTAL INTEREST INCOME	71,248	59,202	53,504

INTEREST EXPENSE
Interest on deposits	13,124	13,692	17,167
Interest on borrowings	1,362	1,418	1,913

TOTAL INTEREST EXPENSE	14,486	15,110	19,080

NET INTEREST INCOME	56,762	44,092	34,424
Provision for loan losses	6,324	5,663	2,855

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	50,438	38,429	31,569

NONINTEREST INCOME
Fees and service charges	4,242	3,675	2,802
Insurance commissions	38	47	349
Securities gains	61	44	188
Other	1,835	1,618	1,363

TOTAL NONINTEREST INCOME	6,176	5,384	4,702

NONINTEREST EXPENSE
Salaries and employee benefits	20,291	16,114	13,115
Occupancy expense, net	2,429	2,033	1,849
Equipment expense	2,379	1,988	1,649
State business and occupation tax	808	756	571
Director fees	118	108	114
Intangible assets amortization	251	164	336
Other	8,844	6,397	4,642

TOTAL NONINTEREST EXPENSE	35,120	27,560	22,276

INCOME BEFORE INCOME TAX EXPENSE	21,494	16,253	13,995

INCOME TAX EXPENSE	7,508	5,354	4,788

NET INCOME	$13,986	$10,899	$9,207

Basic earnings per common share	$1.39	$1.13	$0.93
Diluted earnings per common share	$1.34	$1.10	$0.92
Basic weighted average shares outstanding	10,045,836	9,625,038	9,910,353
Diluted weighted average shares outstanding	10,473,852	9,915,354	9,989,954

The accompanying notes are an integral part of the financial statements.

AMERICANWEST BANCORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2003, 2002 and 2001

($ in thousands)

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total	Comprehensive Income (Loss)
	Shares	Amount
Balances, January 1, 2001	6,974,012	$48,904	$15,710	$(84)	$64,530

Common stock issued for options exercised	75,005	504			504
10% stock dividend declared in January 2001	698,298	7,853	(7,853)
10% stock dividend declared in December 2001	718,670	8,408	(8,408)
Net income			9,207		9,207	$9,207
Stock repurchase program	(560,619)	(4,129)	(2,072)		(6,201)
Net change in unrealized gain on available-for-sale securities, net of taxes				166	166	166

Balances, December 31, 2001	7,905,366	$61,540	$6,584	$82	$68,206	$9,373

Common stock issued for options exercised	94,724	$737			$737
Common stock issued for the acquisition of Latah Bancorporation	334,947	4,101			4,101
Net income			$10,899		10,899	$10,899
Stock repurchase program	(249,263)	(2,077)	(1,089)		(3,166)
Net change in unrealized gain on available-for-sale securities, net of taxes				$353	353	353

Balances, December 31, 2002	8,085,774	$64,301	$16,394	$435	$81,130	$11,252

Common stock issued for options exercised and employee incentive program	366,269	$2,144			$2,144
Net income			$13,986		13,986	$13,986
10% stock dividend declared in January 2003	817,167	12,911	(12,911)
Stock repurchase program	(61,960)	(448)	(652)		(1,100)
Net change in unrealized gain on available-for-sale securities, net of taxes				$38	38	38

Balances, December 31, 2003	9,207,250	$78,908	$16,817	$473	$96,198	$14,024

The accompanying notes are an integral part of the financial statements.

AMERICANWEST BANCORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2003, 2002 and 2001

($ in thousands)

	2003	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$13,986	$10,899	$9,207
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	6,324	5,663	2,855
Depreciation and amortization	2,234	1,569	1,234
Deferred income taxes	(732)	(647)	(814)
(Gain)/loss on sale of premises and equipment	141	(10)	(16)
Gain on sale of available-for-sale securities	(61)	(44)	(188)
Changes in assets and liabilities:
Accrued interest receivable	(345)	601	11
Life insurance and salary continuation assets	(728)	(670)	(115)
Other assets	(499)	24	1,803
Accrued interest payable	(285)	(475)	(541)
Other liabilities	3,418	(2)	648

NET CASH FROM OPERATING ACTIVITIES	23,453	16,908	14,084

CASH FLOWS FROM INVESTING ACTIVITIES
Securities available-for-sale:
Maturities and principal payments	15,924	11,215	19,103
Sales	3,128	1,581	27,754
Purchases	(11,858)	(18,497)	(14,168)
Net increase in loans and leases	(101,433)	(102,858)	(95,295)
Purchase of life insurance contracts	(3,000)	—	(6,100)
Purchases of premises and equipment	(3,447)	(6,259)	(1,514)
Proceeds from sale of premises and equipment	199	40	23
Net cash to acquire Latah Bancorporation	—	(8,544)	—
Foreclosed assets activity	(3,205)	1,792	(106)

NET CASH FROM INVESTING ACTIVITIES	(103,692)	(121,530)	(70,303)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	104,790	121,347	30,811
Borrowings activity	(16,180)	(10,287)	26,273
Principal payments on capital lease obligations	(45)	(40)	(39)
Proceeds from issuance of capital stock, exercise of stock options and employee incentive program	2,144	737	504
Proceeds from issuance of Trust Preferred Securities	—	10,000	—
Stock repurchase program	(1,100)	(3,166)	(6,201)

NET CASH FROM FINANCING ACTIVITIES	89,609	118,591	51,348

NET CHANGE IN CASH AND CASH EQUIVALENTS	9,370	13,969	(4,871)

Cash and cash equivalents, beginning of period	$38,925	$24,956	$29,827

Cash and cash equivalents, end of period	$48,295	$38,925	$24,956

Supplemental Disclosures:
Cash paid during the period for:
Interest	$14,771	$15,585	$19,621
Income taxes	$6,195	$5,995	$4,852

Noncash Investing and Financing Activities:
Foreclosed real estate acquired in settlement of loans	$3,671	$7,821	$1,252

The accompanying notes are an integral part of the financial statements.

AMERICANWEST BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. Business and Summary of Significant Accounting Policies

Nature of business:

AmericanWest Bank (AWB) is a state-chartered commercial bank under the laws of the State of Washington, and provides banking services primarily throughout Eastern and Central Washington and Northern Idaho. Bank of Latah (BOL) was a state-chartered commercial bank under the laws of the State of Idaho, and provided banking services primarily throughout Eastern Washington and Northern Idaho. On March 19, 2003, AmericanWest Bancorporation (AWBC or the Company) consolidated its two commercial banking subsidiaries, AWB and BOL into a single commercial bank. The AmericanWest Bank charter is the surviving charter. AWBC is subject to competition from other financial institutions, as well as nonfinancial intermediaries and to the regulations of certain federal and state agencies and it undergoes periodic examinations by those regulatory agencies.

AmericanWest Capital Trust (the “Trust”), a subsidiary of AWBC, was formed in September 2002 for the exclusive purpose of issuing Trust Preferred Securities and common securities and using the $10 million in proceeds from the issuance to acquire junior subordinated debentures issued by AWBC.

Basis of consolidation:

The consolidated financial statements include the accounts of AmericanWest Bancorporation (AWBC or Company) and its wholly owned subsidiaries after eliminating all intercompany transactions.

Estimates:

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of certain assets and liabilities as of the date of the statement of financial condition and certain revenues and expenses for the period and the accompanying notes. Actual results could differ materially from those estimates. Material estimates that are particularly susceptible to significant changes in the near term relate to the determination of the allowance for loan and lease losses, valuation of real estate owned and deferred tax assets.

Cash and Cash Equivalents:

Cash equivalents are any highly liquid investments with a remaining maturity of three months or less at the date of purchase. Cash and cash equivalents on deposit with other banks and financial institutions in amounts that periodically exceed the federal insurance limit. AWBC evaluates the credit quality of these banks and financial institutions to mitigate its credit risk.

Securities:

All of the securities are classified available-for-sale and are carried at market value. Market value is determined using published quotes or other indicators of value as of the close of business on December 31, 2003 and 2002, respectively. Securities consist primarily of obligations of the U.S. government and U.S. government agencies, state governments and corporate securities. Unrealized holding gains and losses, net of tax, on available-for-sale securities are excluded from earnings and reported as a net amount in a separate component of stockholders’ equity until realized. Gains and losses on the sale of available-for-sale securities are determined using the specific-identification method. Premiums and discounts are recognized in interest income using the effective interest method over the period to maturity.

The Bank’s investment in Federal Home Loan Bank (FHLB) stock is carried at par value of $100 per share, which reasonably approximates its fair value. As a member of the FHLB system, the Bank is required to maintain a minimum level of investment in FHLB stock based on specified percentages of its outstanding FHLB advances. The Bank may request redemption at par value of any stock in excess of the amount the Bank is required to hold. Stock redemptions are at the discretion of the FHLB.

AMERICANWEST BANCORPORATION

NOTE 1. Business and Summary of Significant Accounting Policies (Continued)

Loans and allowances for loan losses:

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are reported at their outstanding principal adjusted for any charge-offs, the allowance for loan losses, any deferred fees or costs on originated loans and unamortized premiums or discounts on purchased loans.

Interest income is accrued on the unpaid principal balance. The Bank’s policy is to defer loan origination and commitment fees as well as certain loan origination costs, and to amortize the net amount as an adjustment of the yield of the related loan over its contractual life using the interest method. Effective, July 1, 2001, net loan origination fees and costs are no longer deferred and amortized because the net difference is not significant.

The Bank considers loans impaired when it is probable the Bank will be unable to collect all amounts as scheduled under the loan agreement. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, or, as a practical expedient, at the loan’s observable market price or the fair value of the collateral, if the loan is collateral dependent. Changes in these values will be reflected in income and as adjustments to the allowance for possible credit losses.

The accrual of interest on impaired loans is discontinued when, in management’s opinion, the borrower may be unable to meet payments as they become due. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed. When interest accrual is discontinued, all unpaid accrued interest is reversed. Interest income is subsequently recognized only to the extent cash payments are received, or payment is considered certain. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

The allowance for loan losses is maintained at a level management believes is adequate to provide for potential loan, loan commitment, standby letter of credit and financial guarantee losses. The allowance is based on a continuing review of these items which includes consideration of actual loss experience, changes in the size and character of the portfolio, identification of individual problem situations which may affect the borrower’s ability to repay, and evaluations of the prevailing and anticipated economic conditions. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision, as more information becomes available.

The allowance for loan losses is increased by charges to income and decreased by charge-offs (net of recoveries). Management believes the allowance for loan losses is adequate. While management uses available information to recognize losses on loans, changes in economic conditions may necessitate revision of the estimate in future years. In addition, various regulatory agencies, as an integral part of their examination processes, periodically review the Bank’s allowance for loan losses. Such agencies may require the Bank to recognize additional losses based on their judgment using information available to them at the time of their examination.

Foreclosed real estate:

Real estate properties acquired through, or in lieu of, loan foreclosure are to be sold and are initially recorded at the lower of the recorded investment or its fair value at the date of foreclosure establishing a new cost basis. After foreclosure, management periodically performs valuations and the real estate is carried at the lower of carrying amount or fair value less cost to sell. Any subsequent write-downs are recorded as a valuation allowance and charged against operating expenses. Operating expenses of such properties, net of related income, are included in other expenses and gains and losses on their disposition are included in noninterest income and expenses.

AMERICANWEST BANCORPORATION

NOTE 1. Business and Summary of Significant Accounting Policies (Continued)

Premises and equipment:

Premises and equipment are stated at cost less accumulated depreciation over estimated useful lives, which range from 3 to 30 years. Land is carried at cost. Depreciation expense is computed using the straight-line method for financial statement purposes. Expenditures for new premises and equipment and major betterments are capitalized. Normal costs of maintenance and repairs are charged to expense as incurred.

Goodwill and intangible assets:

Intangible assets acquired in the form of goodwill are not being amortized. Core deposits purchased are being amortized using the straight-line method over five to twenty-five years. AWBC periodically evaluates these intangible assets for impairment.

Income taxes:

AWBC accounts for income taxes using the liability method, which requires that deferred tax assets and liabilities be determined based on the temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities and tax attributes using enacted tax rates in effect in the years in which the temporary differences are expected to reverse.

Earnings per share:

Basic earnings per share (EPS) is computed by dividing net income by the weighted average number of shares outstanding during the year giving retroactive effect to stock dividends. Diluted EPS reflects the potential dilutive effect of stock options and is computed by dividing net income by the weighted average number of shares outstanding during the year, plus the dilutive common shares that would have been outstanding had the stock options been exercised using the treasury stock method.

AMERICANWEST BANCORPORATION

NOTE 1. Business and Summary of Significant Accounting Policies (Continued)

Stock options:

Employee stock options are accounted for under the intrinsic value method as allowed under Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees. Stock options are granted at exercise prices not less than the fair market value of common stock on the date of grant. Under APB No. 25, no compensation expense is recognized pursuant to AWBC’s stock option plans. The following table sets out the proforma amounts of net income and earnings per share that would have been reported had it elected to follow the fair value recognition provisions of Statement of Financial Accounting Standards Board No. 123, Accounting for Stock-Based Compensation. Fair values were arrived at through the use of the Black-Scholes model.

( $ in thousands, except per share)	2003	2002	2001
Reported Net Income	$13,986	$10,899	$9,207
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of tax effects	(671)	(350)	(288)

Proforma Net Income	$13,315	$10,549	$8,919

Basic Earnings Per Share
Reported Earnings Per Share	$1.39	$1.13	$0.93
Stock-based employee compensation, fair value	(0.06)	(0.03)	(0.03)

Proforma Earnings Per Share	$1.33	$1.10	$0.90

Diluted Earnings Per Share
Reported Diluted Earnings Per Share	$1.34	$1.10	$0.92
Stock-based employee compensation, fair value	(0.07)	(0.04)	(0.03)

Proforma Diluted Earnings Per Share	$1.27	$1.06	$0.89

Fair Value Calculation Assumptions:
Risk free interest rate	3.92%	5.00%	4.25%
Expected volatility	27.70%	34.54%	28.25%
Expected cash dividends	0%	0%	0%
Expected stock option life	10 years	5 years	5 years

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

Comprehensive income:

Accounting principles generally accepted in the United States of America require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income.

Advertising:

The Company expenses all costs associated with advertising and promotional efforts as incurred. Advertising costs for the years ended December 31, 2003, 2002 and 2001 were approximately $801,000, $546,000 and $272,000, respectively.

Reclassifications:

Certain prior year balances have been reclassified to conform to the current year presentation. These reclassifications had no effect on retained earnings or net income as previously presented.

AMERICANWEST BANCORPORATION

Note 2. Recently issued accounting pronouncements

During 2003, the Financial Accounting Standards Board (FASB) issued the following accounting standards:

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (VIE), as amended and interpreted. It defined a VIE as a corporation, partnership, trust, or any other legal structure used for the business purpose that either does not have equity investors with voting rights or has equity investors that do not provide sufficient financial resources for the entity to support its activities. This interpretation will require a VIE to be consolidated or deconsolidated by a company generally based on the risk of loss or return. Most of the provisions of Interpretation No. 46 have been delayed until March 31, 2004. The Company has a VIE in the form of a Trust set up to issue Trust Preferred Securities and accordingly, the implementation of the Interpretation is expected to require the deconsolidation of the Trust. The Company expects to adopt the Interpretation in the first quarter of 2004 and the application of Interpretation No. 46 is not anticipated to have a significant impact on the Company’s financial position or results of operations.

In April 2003, the FASB issued Statement No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. This Statement is effective for contracts entered into or modified after June 30, 2003. Adoption of the Statement did not result in an impact on the Company’s statement of financial position or results of operations.

In May 2003, the FASB issued Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of nonpublic entities. Adoption of the Statement did not result in an impact on the Company’s statement of financial position or results of operations.

In November 2003, the Emerging Issues Task Force (EITF) researched a consensus that certain quantitative and qualitative disclosures should be required for debt and marketable equity securities classified as available-for-sale or held-to-maturity under FASB Statements No. 115 and 124, that are impaired at the balance sheet date but for which other-than-temporary impairment has not been recognized. This EITF consensus is effective for fiscal years ending after December 15, 2003. Accordingly, the Company has adopted this statement as of December 31, 2003 and the result did not have an impact on the Company’s statement of financial position or results of operations.

Note 3. Cash and Cash Equivalents

The Bank is required to maintain cash reserves with the Federal Reserve Bank. Cash reserve requirements are computed by applying prescribed percentages to various types of deposits. When the Bank’s cash reserves are in excess of that required, it may lend the excess to other banks.

Conversely, when cash reserves are less than required, the Bank borrows funds on a daily basis. Such reserve requirements at December 31, 2003 and 2002 were approximately $25,000. The average amounts of federal funds sold and overnight interest bearing deposits with other banks for the years ended December 31, 2003 and 2002 were approximately $6,434,000 and $11,095,000, respectively. Similarly, averages of short-term borrowings were approximately $11,357,000 and $43,006,000 for 2003 and 2002, respectively. The balance of short-term borrowings at December 31, 2003 and 2002 was approximately $27,050,000 and $46,284,000, respectively.

AMERICANWEST BANCORPORATION

Note 4. Securities

Debt and equity securities have been classified according to management’s intent. The amortized cost of securities and their fair values at December 31 were as follows:

December 31, 2003

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Fair Value
($ in thousands)			Less than 12 months	12 months or longer
Securities available-for-sale:
U.S. Treasury securities	$501	$34	$—	$—	$535
Obligations of federal government agencies	4,056	28	11	—	4,073
Obligations of states, municipalities and political subdivisions	8,879	241	34	1	9,085
Mortgage backed securities	5,331	13	85	7	5,252
Corporate securities	16,148	690	21	—	16,817
Other securities	5,084	—	120	—	4,964

Total	$39,999	$1,006	$271	$8	$40,726

December 31, 2002

($ in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available-for-sale:
U.S. Treasury securities	$3,101	$54	$—	$3,155
Obligations of federal government agencies	9,096	54	13	9,137
Obligations of states, municipalities and political subdivisions	8,745	119	23	8,841
Mortgage backed securities	4,888	17	24	4,881
Corporate securities	13,344	480	41	13,783
Other securities	8,334	63	21	8,376

Total	$47,508	$787	$122	$48,173

Certain investment securities shown above have fair values less than amortized cost and therefore contain unrealized losses. The Company has evaluated these securities and has determined that the decline in value is temporary and is related to the change in market interest rates since purchase. The decline in value is not related to any company or industry specific event. There were twenty-two investment securities with unrealized losses at December 31, 2003. The Company anticipates full recovery of amortized cost with respect to these securities at maturity or sooner in the event of a more favorable market interest rate environment.

Securities taxable interest income was approximately $1,178,000, $1,010,000 and $1,596,000 for 2003, 2002 and 2001, respectively. Securities nontaxable interest income was approximately $365,000, $225,000 and $210,000 for 2003, 2002 and 2001, respectively. Dividend income was approximately $358,000, $271,000 and $272,000 for 2003, 2002 and 2001, respectively. Securities with an amortized cost of $12,855,000 and $8,120,000 at December 31, 2003 and 2002, respectively, were pledged for purposes required or permitted by law. Market value of these securities was $12,771,000 and $8,226,000 at December 31, 2003 and 2002, respectively.

Other securities includes Federal Home Loan Bank (FHLB) Stock of $2,563,000 and $4,564,000 in 2003 and 2002, respectively, which is carried at cost and can be sold back to the Federal Home Loan Bank at cost, but is restricted as to purchase and sale based on the level of AWBC business activity with the FHLB.

AMERICANWEST BANCORPORATION

Note 4. Securities (Continued)

Gross realized gains on sales of securities available for sale were approximately $61,000, $44,000 and $267,000 for 2003, 2002 and 2001, respectively. Gross realized losses were $0 for 2003 and 2002 and $79,000 for 2001.

The contractual scheduled maturity of securities at December 31, 2003 were as follows:

($ in thousands)	Amortized Cost	Fair Value
Due in one year or less	$6,831	$6,836
Due from one year to five years	13,210	13,935
Due from five to ten years	5,449	5,545
Due after ten years	6,497	6,479
Mortgage backed securities	5,331	5,252
FHLB Stock and other Non Maturity Securities	2,681	2,679

	$39,999	$40,726

Expected maturities will differ from contractual maturities as the issues of certain debt securities have the right to call or prepay their obligations without penalties.

Note 5. Loans and Allowance for Loan Losses

Loan categories as of December 31, 2003 and 2002 were as follows:

($ in thousands)	2003	2002
Commercial and industrial	$645,156	$540,467
Agricultural	124,395	121,279
Real estate mortgage	38,075	47,613
Real estate construction	32,236	29,303
Installment	26,850	27,405
Bank cards and other	9,678	9,512

Total loans	876,390	775,579
Allowance for loan losses	(12,453)	(10,272)
Deferred loan fees, net of deferred costs	(219)	(369)

Net loans	$863,718	$764,938

Variable rate loans were approximately $424,066,000 and $318,691,000 as of December 31, 2003 and 2002, respectively. Remaining loans were fixed rate loans. A summary of loans by contractual maturity as of December 31, 2003 and 2002 are as follows:

($ in thousands)	2003	2002
Maturity within one year	$278,983	$271,585
One to five years	290,447	255,149
Over five years	306,960	248,845

	$876,390	$775,579

AMERICANWEST BANCORPORATION

Note 5. Loans and Allowance for Loan Losses (Continued)

Changes in the allowance for loan losses are as follows:

($ in thousands)	2003	2002	2001
Balance, beginning of year	$10,272	$6,624	$4,948
Provision charged to operations	6,324	5,663	2,855
Allowance acquired through acquisiton	—	878	—
Loans charged-off	(4,524)	(3,280)	(1,329)
Recoveries	381	387	150

Balance, end of year	$12,453	$10,272	$6,624

Impaired loan information as of December 31, 2003, 2002 and 2001 are as follows:

($ in thousands)	2003	2002	2001
Impaired loans with specific allowance for loan losses	$1,727	$2,323	$1,679
Impaired loans without a specific allowance for loan losses	11,563	7,438	11,442

Total impaired loans	$13,290	$9,761	$13,121

Impaired loans allowance for loan losses	$800	$512	$444
Average impaired loans	11,525	10,887	11,767
Interest income recognized for impaired loans	—	8	269

Note 6. Premises and Equipment

Major classifications of premises and equipment are summarized as of December 31, 2003 and 2002 as follows:

($ in thousands)	2003	2002
Premises	$19,680	$17,815
Furniture, fixtures, and equipment	9,150	8,154
Leasehold improvements	935	1,009

	29,765	26,978
Less accumulated depreciation	(11,228)	(9,941)

	18,537	17,037
Land	3,918	3,906

Premises and equipment, net	$22,455	$20,943

Depreciation expense for the years ended December 31, 2003, 2002 and 2001 was approximately $1,595,000, $1,274,000 and $1,274,000, respectively.

Note 7. Life Insurance and Salary Continuation Plan

AWBC maintains a salary continuation plan for the benefit of certain directors, executive officers and other key employees. The plan provides for monthly payments to such persons, or their designated beneficiaries, for a period of time following retirement, or in some cases death prior to retirement. Amounts payable to eligible participants are determined by reference to such person’s salary or directors’ fee as of the date of each such person’s agreement under the plan.

AMERICANWEST BANCORPORATION

Note 7. Life Insurance and Salary Continuation Plan (Continued)

The plan is generally available to most directors, executive officers and other key employees, and vests according to the specific plan. The Bank has invested funds in life insurance policies to protect the Bank from early payout of the obligations under the salary continuation plan due to the untimely death of plan participants. The Bank is the beneficiary of the life insurance policies. The Bank earns interest on these invested funds, which is classified with noninterest income.

Cash surrender values, salary continuance benefit obligations at retirement, and the recorded liability were as follows as of December 31, 2003 and 2002:

($ in thousands)	2003	2002
Cash surrender value	$11,829	$6,784
Present value at retirement of all participants after full vesting is obtained	9,015	5,025
Present value at retirement of the current fully vested participants	4,328	3,944
Recorded liability for future benefit obligation	2,726	1,789

NOTE 8: Goodwill and Intangible Assets

The Company has goodwill and core deposit intangible assets which were recorded in connection with the acquisition of certain business combinations. The value of the core deposit intangibles are amortized over the estimated useful life of the deposit relationship. Amortization expense for the years ended December 31, 2003, 2002 and 2001, was $251,000, $164,000 and $336,000, respectively. The Company estimates amortization expense for the next five years to be consistent with the year ended December 31, 2003.

Prior to January 1, 2002, the Company amortized goodwill over 20 years. Upon the implementation of Statement of Financial Accounting Standards No. 142 (SFAS No. 142), Goodwill and Other Intangible Assets, on January 1, 2002, The Company ceased amortization of goodwill, which resulted in the reduction of expenses, net of taxes of approximately $137 thousand. SFAS No. 142 requires the Company to test the goodwill for impairment at least annually. The Company tested its goodwill and found no impairment during 2003.

In accordance with SFAS No. 142, the effect of this accounting change is reflected prospectively. Comparative disclosure as if the changes had been retroactively applied to the prior years is as follows:

	2003	2002	2001
Reported net income	$13,986	$10,899	$9,207
Add back: goodwill amortization, net of tax	—	—	207

Total	$13,986	$10,899	$9,414

Basic earnings per share:
Reported net income	$1.39	$1.13	$0.93
Goodwill amortization	—	—	0.02

Adjusted earnings per share	$1.39	$1.13	$0.95

Diluted earnings per share:
Reported net income	$1.34	$1.10	$0.92
Goodwill amortization	—	—	0.03

Adjusted earnings per share	$1.34	$1.10	$0.95

AMERICANWEST BANCORPORATION

Note 9. Income Taxes

The components of income tax expense for the years presented are as follows:

($ in thousands)	2003	2002	2001
Current expense	$8,240	$6,001	$5,602
Deferred tax expense/(benefit)	(732)	(647)	(814)

Income tax expense	$7,508	$5,354	$4,788

The effective tax rate differs from the statutory tax rate as follows:

($ in thousands)	2003	2002	2001
Income tax at statutory rates	$7,492	$5,664	$4,772
Effect of tax-exempt interest income	(205)	(119)	(104)
Effect of nondeductible expenses and other	221	(191)	120

Income tax expense	$7,508	$5,354	$4,788

The following are the significant components of deferred tax assets and liabilities.

($ in thousands)	2003	2002
Deferred tax assets:
Allowance for loan losses	$4,359	$3,580
Deferred compensation expense	949	825
Other	250	274

Total deferred tax assets	5,558	4,679

Deferred tax liabilities:
Deferred loan costs	578	576
Lease financing	106	104
FHLB stock dividend income	522	755
Unrealized losses on available-for-sale securities	255	230
Other	1,359	983

Total deferred tax liabilities	2,820	2,648

Net deferred tax assets	$2,738	$2,031

Note 10. Time Deposit Maturities

At December 31, 2003, the scheduled maturities of time deposits were as follows:

($ in thousands)
2004	$239,616
2005	28,281
2006	8,194
2007	19,361
2008	15,894
Thereafter	628

Total	$311,974

AMERICANWEST BANCORPORATION

Note 11. Trust Preferred Securities

The Trust, a wholly-owned subsidiary of AWBC, is a statutory business trust created for the exclusive purposes of issuing and selling capital securities and utilizing sale proceeds to acquire junior subordinated debt issued by AWBC. In 2002, the Trust issued $10,000,000 of trust preferred securities with a 30-year maturity, callable after the fifth year by AWBC. The rate adjusts quarterly based on LIBOR (London Inter Bank Offered Rate) plus 3.40%. These securities are considered Tier I capital for the purposes of regulatory capital requirements. Accordingly, the junior subordinated debentures are the sole assets of the Trust, and payments under the junior subordinated debentures will be the sole revenues of the Trust. All of the common securities of the Trust are owned by AWBC. AWBC has fully and unconditionally guaranteed the capital securities along with all obligations of the Trust under the trust agreements. The trust preferred securities are included as a separate line item in AWBC’s statement of financial condition and distributions payable are treated as interest expense in the consolidated statement of operations.

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

The minimum annual rental commitments on capital and operating leases at December 31, 2003, exclusive of taxes and other charges, are summarized as follows:

($ in thousands)
2004	$739
2005	612
2006	584
2007	583
2008	561
Thereafter	4,853

Total minimum payments due	$7,932
Less: Amount representing interest	(250)

Present value of net minimum lease payments	$7,682

AWBC rental expense for 2003, 2002 and 2001 was $752,000, $686,000 and $669,000.

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

AMERICANWEST BANCORPORATION

Note 12. Commitments and Contingent Liabilities (Continued)

AWBC’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit and financial guarantees written is represented by the contractual or notional amount of those instruments. AWBC uses the same credit policies in making commitments and conditional obligations as it does for statement of condition instruments.

	Contract or Notional Amount December 31,
($ in thousands)	2003	2002
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$185,732	$140,126
Standby letters of credit and financial guarantees written	6,690	2,343
Unused commitments on bankcards	13,400	15,022

TOTAL	$205,822	$157,491

AWBC does not anticipate any material losses as a result of the commitments, standby letters of credit or guarantees.

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

A majority of the AWB’s loans, commitments, and commercial and standby letters of credit have been granted to customers in the Bank’s market area. As such, significant changes in economic conditions in the states of Washington and Idaho or within its primary industries could adversely affect the Bank’s ability to collect loans. Substantially all such customers are depositors of the Bank. The concentrations of credit by type of loan are set forth in Note 5. AWBC’s related party loans and deposits are disclosed in Note 19. The Bank, as a matter of policy, does not extend credit to any single borrower in excess of $16.0 million.

As of December 31, 2003 and 2002, AWBC had lines of credit available of approximately $163.3 million and $138.0 million, respectively. The lines were available for short-term and long-term borrowings with maturities up to 30 years at market interest rates.

Note 13. Common Stock

The Board of Directors approved stock repurchases in 2003, 2002 and 2001. In 2003, 2002 and 2001 61,960 shares, 249,263 shares and 560,619 shares, respectively, were repurchased for $1.1 million, $3.2 million and $6.2 million, respectively.

AMERICANWEST BANCORPORATION

Note 13. Common Stock (Continued)

In January of 2003, December of 2001, and January of 2001 the Board of Directors declared 10% common stock dividends. AWBC recorded a transfer from retained earnings to common stock for the market value of the additional shares on the date issued. Per share amounts and weighted average shares outstanding have been retroactively adjusted to reflect the stock dividends.

In January of 2004 the Board of Directors declared a 10% stock dividend. The per share amounts and weighted average shares outstanding have been retroactively adjusted to reflect this stock dividend.

Note 14. Restrictions on Dividends and Loans

The Bank is subject to banking regulations relating to the payment of dividends and the amount of loans that it may extend. The Bank is allowed to pay dividends out of retained earnings. As of December 31, 2003 and 2002, the amount of retained earnings of AWB was $48,610,000 and $33,088,000, respectively. At December 31, 2002, Bank of Latah had retained earnings of approximately $4,456,000.

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

Note 15. Employee Stock Ownership Plan (ESOP) and Profit Sharing 401(k) Plan

AWBC sponsors an ESOP. An ESOP is a form of retirement plan whereby AWBC receives a deduction for contributions to the Plan and the Plan invests all or a portion of the employer Trust contributions and Trust earnings in stock of AWBC. The Plan is qualified under Section 401(a) of the Internal Revenue Code as a stock bonus plan. Employees 21 years or older become eligible for participation after 1,000 hours or more of service in a plan year, and benefits fully vest after five years of service. Contributions to the ESOP plan totaled $288,000, $213,000 and $183,000 for 2003, 2002 and 2001, respectively and are based on a percentage of AWBC earnings. Contributions are allocated pro rata based on eligible annual compensation on December 31. Stock dividends are allocated on a pro-rata basis on allocated shares per participant at the record date of the stock dividend. AWBC has a Profit Sharing 401(k) Plan. Contributions to the Profit Sharing 401(k) plan in 2003 were approximately $279,000, $239,000 in 2002 and $167,000 in 2001.

Note 16. Stock Option Plans

The AWBC Shareholders and Board of Directors approved an Incentive Stock Plan (Plan) in 2001. The plan provides for the issuance of incentive stock options to directors, officers and key employees. The maximum aggregate number of authorized shares issued under this plan is 968,000. In any given year, no eligible participant may receive more than 10,000 shares. The exercise price of each option granted under the Plan may not be less than the fair market value of a share of AWBC’s common stock on the date of grant. The Board of Directors’ Compensation Committee administers the Plan. The maximum term of an incentive stock option granted under the Plan is ten years and the Plan will terminate on December 31, 2010. During 2003, there were 194,554 options issued under the Plan. On February 1, 2002, and June 1, 2001 there were 115,000 and 128,370, respectively, common stock incentive stock options issued under the new Plan. As of December 31, 2003 there were 254,965 stock options outstanding from prior approved Incentive Stock Option Plans. Future incentive stock options will be issued from the Plan approved in 2001.

AMERICANWEST BANCORPORATION

Note 16. Stock Option Plans (Continued)

The status of the Plans as of December 31, 2003, 2002 and 2001 is as follows:

	2003		2002		2001
	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
Outstanding at beginning of year	794,314	$7.45	486,112	$9.17	445,201	$8.39
Granted	194,554	13.17	115,000	12.00	128,370	9.73
Acquired	—	—	284,854	2.58	—	0.00
Exercised	(342,367)	5.46	(74,444)	6.90	(82,506)	5.95
Forfeited	(21,939)	12.69	(17,208)	8.21	(4,953)	8.80

Outstanding at year-end	624,562	$9.44	794,314	$7.45	486,112	$9.17

Exercisable at year-end	462,936		588,643	$6.64	227,985	$8.87
Weighted average fair value of options granted during the year		$7.98		$4.68		$3.40

The following table summarizes information about stock options outstanding at December 31, 2003:

	Number Outstanding	Options Outstanding		Options Exercisable
Range of Exercise Prices		Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$2.02 - $4.74	82,398	3.7 years	$2.71	82,398	$2.71
$5.08 - $6.17	26,044	7.0 years	$5.57	26,044	$5.57
$7.15	137,942	0.1 years	$7.15	137,942	$7.15
$8.54	25,986	1.1 years	$8.54	22,546	$8.54
$8.85	96,824	1.9 years	$8.85	74,454	$8.85
$9.55 - $10.34	33,742	1.5 years	$9.91	29,342	$9.89
$10.91 - $12.93	110,626	3.5 years	$11.06	55,210	$10.97
$16.96 - $19.57	111,000	8.8 years	$17.16	35,000	$17.09

NOTE 17. Acquisition

On July 31, 2002, the Company completed its acquisition of 100% of the voting equity interest in Latah Bancorporation and its wholly-owned subsidiary, Bank of Latah. The results of Latah Bancorporation’s operations have been included in the consolidated financial statements since that date.

The aggregate purchase price was approximately $17.5 million, including approximately $13.5 million in cash and 330,093 shares of the Company’s common stock valued at approximately $4 million. The value of the shares of common stock issued was determined based on the closing market price of the Company’s shares on March 28, 2002, the date of the definitive agreement and notification to the public of the transaction. The Company issued $9.3 million in subordinated debt to fund a portion of the transaction and has assumed approximately $2.7 million in long-term debt previously held by Latah. The $9.3 million in subordinated debt was repaid with the proceeds from the issuance of trust preferred securities.

AMERICANWEST BANCORPORATION

NOTE 17. Acquisition (Continued)

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at July 31, 2002 ($ in thousands):

Cash and cash equivalents	$4,907
Securities	26,362
Loans, net	94,665
Premises and equipment, net	2,591
Other Assets	2,714
Core Deposit Intangible	2,256
Goodwill	8,177

Total assets acquired	$141,672

Deposits	$112,751
Short-term borrowings	7,759
Other liabilities	949
Long Term Debt	2,663

Total liabilities assumed	$124,122

Net assets acquired	$17,550

Core deposits are a dependable, long-term source of funds for the Company. The core deposit intangible asset is being amortized over the estimated life of the depositor relationships of 15 years under the straight-line method. Goodwill resulting from the acquisition totaled $8,178,000.

Note 18. Parent Company Only Statements

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

AMERICANWEST BANCORPORATION

Note 18. Parent Company Only Statements (Continued)

Condensed Statements of Condition

($ in thousands)

	December 31,
	2003	2002
Cash	$1,439	$176
Investment in Bank subsidiary	100,047	93,289
Other assets	5,022	550

TOTAL ASSETS	$106,508	$94,015

Other Borrowings	$10,310	$12,885
Stockholders’ equity	96,198	81,130

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$106,508	$94,015

Condensed Statements of Income

($ in thousands)

	Years Ended December 31,
	2003	2002	2001
Income:
Bank subsidiaries dividends	$3,300	$6,333	$4,471
Other income	2	14	395

	3,302	6,347	4,866

Expenses:
Interest expense	552	238	1
Depreciation and amortization	—	—	226
Other operating expenses	34	—	—

	586	238	227

Income before tax benefit (expense) and equity in undistributed net income of subsidiaries	2,716	6,109	4,639
Income tax benefit (expense)	204	76	(134)
Income before equity in undistributed net income of subsidiaries	2,920	6,185	4,505

Equity in undistributed net income of:
Bank subsidiaries	11,066	4,714	4,634
Nonbank subsidiaries	—	—	68

Net income	$13,986	$10,899	$9,207

AMERICANWEST BANCORPORATION

Note 18. Parent Company Only Statements (Continued)

Condensed Statements of Cash Flows

($ in thousands)

	Years Ended December 31,
	2003	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$13,986	$10,899	$9,207
Adjustments to reconcile net income to cash provided by operating activities:
Equity in undistributed net income of subsidiaries	(11,066)	(4,714)	(4,702)
Depreciation and amortization	—	—	226
(Gain) Loss on sale	1	—	(391)
Increase in other assets	(127)	(62)	(2,966)
Decrease in other liabilities	—	(21)	(608)

NET CASH FROM OPERATING ACTIVITIES	2,794	6,102	766

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in subsidiaries	—	(13,507)	(294)
Return of investment in subsidiaries	—	—	4,097
Proceeds from sale of Insurance Agency	—	—	781

NET CASH FROM (USED BY) INVESTING ACTIVITIES	—	(13,507)	4,584

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of capital stock	2,144	737	504
Stock repurchase program	(1,100)	(3,166)	(6,201)
Proceeds from issuance of Long Term Debt	—	19,309	—
Repayment of Long Term Debt	(2,575)	(9,300)	—

NET CASH FROM (USED BY) FINANCING ACTIVITIES	(1,531)	7,580	(5,697)

NET CHANGE IN CASH	1,263	175	(347)
CASH, beginning of year	176	1	348

CASH, end of year	$1,439	$176	$1

AMERICANWEST BANCORPORATION

Note 19. Related Party Transactions

Loans to related parties:

Loans to AWBC’s officers and directors are on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than normal risk of collectability. Such loans had the following balances and activity during 2003 and 2002:

($ in thousands)	2003	2002
Balance at beginning of year	$9,394	$4,022
New loans or advances	3,485	8,650
Repayments and adjustments	(9,693)	(3,278)

Balance at end of year	$3,186	$9,394

Deposits from related parties:

Deposits from related parties totaled approximately $1,722,000 and $2,062,000 at December 31, 2003 and 2002, respectively.

Payments to related parties:

AWB paid $84,000 in 2003, 2002, and 2001 to an association that includes one of the Directors of AWBC and AWB for the rent of its Ephrata branch.

AMERICANWEST BANCORPORATION

Note 20. Fair Value of Financial Instruments

SFAS No. 107, Disclosures about Fair Value of Financial Instruments, requires disclosure of fair value information about financial instruments for which it is practicable to estimate fair value. As defined by SFAS No. 107, financial instruments include the categories listed below. It does not include the value of premises and equipment and intangible assets such as customer relationships and core deposit intangibles. Fair values of off-statement of condition lending commitments standby letters of credit and guarantees are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counter parties’ credit standing. The fair value of the fees at December 31, 2003 and 2002, were insignificant. See Note 12 for the notional amount of the commitments to extend credit. The following table summarizes carrying amounts, estimated fair values, and assumptions used by AWBC to estimate fair value as of December 31, 2003 and 2002:

As of December 31, 2003: ($ in thousands)	Assumptions Used in Estimating Fair Value	Carrying Amount	Estimated Fair Value
Financial Assets:
Cash and due from banks	Equal to carrying value	$29,352	$29,352
Overnight interest bearing deposits with other banks	Equal to carrying value	18,943	18,943
Securities	Quoted market prices	40,726	40,726
Loans	Fixed-rate loans: Discounted expected future cash flows, variable-rate loans: equal to carrying value, net of allowance for loan losses	863,718	881,267
Financial Liabilities:
Deposits	Fixed-rate certificates of deposit:
	Discounted expected future cash flows
	All other deposits: Equal to carrying value	871,125	879,531
Short-term borrowings	Equal to carrying value	27,050	27,050
Long-Term Borrowings	Discounted expected future cash flows	9,879	9,625
Trust Preferred Borrowings	Equal to carrying value	10,000	10,000

As of December 31, 2002: ($ in thousands)	Assumptions Used in Estimating Fair Value	Carrying Amount	Estimated Fair Value
Financial Assets:
Cash and due from banks	Equal to carrying value	$24,250	$24,250
Overnight interest bearing deposits with other banks	Equal to carrying value	14,675	14,675
Securities	Quoted market prices	48,173	48,173
Loans	Fixed-rate loans: Discounted expected future cash flows, variable-rate loans: equal to carrying value, net of allowance for loan losses	764,938	785,709
Financial Liabilities:
Deposits	Fixed-rate certificates of deposit:
	Discounted expected future cash flows
	All other deposits: Equal to carrying value	766,335	773,002
Short-term borrowings	Equal to carrying value	46,284	46,284
Long-Term Borrowings	Discounted expected future cash flows	6,825	7,429
Trust Preferred Borrowings	Equal to carrying value	10,000	10,000

AMERICANWEST BANCORPORATION

Note 21. Regulatory Matters

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

The Company’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios set forth in the following table of total and Tier I capital to risk-weighted and average assets. As of December 31, 2003 AWBC and AWB were considered well capitalized based on regulatory capital standards. As of December 31, 2002 AWBC, AWB and BOL were considered well capitalized based on regulatory capital standards.

As of December 31, 2003 the regulatory ratios for AWBC and AWB and for 2002 the regulatory ratios for AWBC, AWB and BOL were as follows:

	Actual			Adequately Capitalized			Well Capitalized
($ in thousands)	Amount	Ratio		Amount	Ratio		Amount	Ratio
As of December 31, 2003:
Total capital to risk weighted assets:
AWBC	$102,348	10.77%	>	$76,039	8.00%	>	$95,049	10.00%
AWB	100,226	10.55%	>	76,007	8.00%	>	95,009	10.00%

Tier I capital to risk weighted assets:
AWBC	90,460	9.52%	>	39,403	4.00%	>	59,104	6.00%
AWB	88,343	9.30%	>	38,004	4.00%	>	57,006	6.00%

Leverage capital, Tier I capital to average assets:
AWBC	90,460	9.18%	>	38,020	4.00%	>	47,525	5.00%
AWB	88,343	8.97%	>	39,403	4.00%	>	49,254	5.00%

As of December 31, 2002:
Total capital to risk weighted assets:
AWBC	$85,735	10.24%	>	$66,972	8.00%	>	$83,715	10.00%
AWB	75,452	10.36%	>	58,237	8.00%	>	72,797	10.00%
BOL	12,132	11.08%	>	8,762	8.00%	>	10,952	10.00%

Tier I capital to risk weighted assets:
AWBC	75,463	9.01%	>	33,486	4.00%	>	50,229	6.00%
AWB	66,405	9.12%	>	29,119	4.00%	>	43,678	6.00%
BOL	10,907	9.96%	>	4,381	4.00%	>	6,571	6.00%

Leverage capital, Tier I capital to average assets:
AWBC	75,463	8.54%	>	35,328	4.00%	>	44,160	5.00%
AWB	66,405	8.94%	>	29,699	4.00%	>	37,124	5.00%
BOL	10,907	7.75%	>	5,629	4.00%	>	7,036	5.00%

AMERICANWEST BANCORPORATION

Note 22. Earnings Per Share

The following is a reconciliation of the numerators and denominators for basic and diluted per-share computations for net income for 2003, 2002 and 2001:

($ in thousands, except per share)	2003	2002	2001
Numerator:
Net income	$13,986	$10,899	$9,207

Denominator:
Weighted-average number of common shares outstanding	10,045,836	9,625,038	9,910,353
Incremental shares assumed for stock options	428,016	290,316	79,601

Total	10,473,852	9,915,354	9,989,954

Basic earnings per common share	$1.39	$1.13	$0.93
Diluted earnings per common share	$1.34	$1.10	$0.92
Potentially dilutive stock option shares	—	—	122,028

AMERICANWEST BANCORPORATION

QUARTERLY FINANCIAL DATA

CONDENSED CONSOLIDATED STATEMENT OF INCOME-QUARTERLY

($ in thousands, except per share)

UNAUDITED

	2003, Quarter Ended
	December 31,	September 30,	June 30,	March 31,
Interest income	$18,714	$18,166	$17,583	$16,785
Interest expense	3,469	3,561	3,713	3,743

Net Interest Income	15,245	14,605	13,870	13,042
Provision for loan losses	2,741	1,597	1,120	866

Net interest income after provision for loan losses	12,504	13,008	12,750	12,176
Noninterest income	1,486	1,623	1,622	1,445
Noninterest expense	8,654	8,995	8,814	8,657

Income before income taxes	5,336	5,636	5,558	4,964
Income tax	1,875	1,926	1,955	1,752

Net income	$3,461	$3,710	$3,603	$3,212

Basic earnings per common share	$0.34	$0.37	$0.36	$0.32
Diluted earnings per common share	$0.33	$0.35	$0.34	$0.31
Basic average shares	10,086,066	10,057,546	10,084,905	10,010,326
Diluted average shares	10,473,852	10,534,171	10,477,660	10,409,434

	2002, Quarter Ended
	December 31,	September 30,	June 30,	March 31,
Interest income	$16,912	$15,964	$13,340	$12,986
Interest expense	4,162	3,999	3,452	3,497

Net Interest Income	12,750	11,965	9,888	9,489
Provision for loan losses	1,843	1,738	1,272	810

Net interest income after provision for loan losses	10,907	10,227	8,616	8,679
Noninterest income	1,585	1,474	1,263	1,062
Noninterest expense	8,021	7,266	6,241	6,032

Income before income taxes	4,471	4,435	3,638	3,709
Income tax	1,559	1,404	1,197	1,194

Net income	$2,912	$3,031	$2,441	$2,515

Basic earnings per common share	$0.30	$0.31	$0.26	$0.26
Diluted earnings per common share	$0.28	$0.30	$0.25	$0.26
Basic average shares	9,759,779	9,684,226	9,489,767	9,563,851
Diluted average shares	10,293,025	9,938,991	9,738,389	9,683,772

INDEX TO EXHIBITS

Exhibit No.	Description
3.1	Articles of Incorporation of registrant are incorporated herein by reference to Exhibit 3(a) to the registrant’s registration statement on Form S-14 (File No. 2-86318).

3.2	2003 Restated Bylaws of registrant.

10.1	Agreement and Plan of Mergers dated March 28, 2002, by and among AmericanWest Bancorporation, AmericanWest Bank, Latah Bancorporation, Inc. and Bank of Latah is incorporated by reference to Exhibit 2 of the registrant’s statement on Form S-4 (File No. 333-87838).

10.2	Latah Bancorporation, Inc. 1999 Employee Incentive Stock Option Plan is incorporated by reference to Exhibit 99.1 to the registrant’s registration statement on Form S-8 (File No. 333-101040) filed November 6, 2002.*

10.3	Latah Bancorporation, Inc. 1999 Non-Qualified Stock Option Plan is incorporated by reference to Exhibit 99.2 to the registrant’s registration statement on Form S-8 (File No. 333-101040) filed November 6, 2002.*

10.4	Placement Agreement dated as of September 18, 2002, between AmericanWest Bancorporation and AmericanWest Statutory Trust I, as Officers, and FTN Financial Capital Markets and Keefe, Bruyette & Woods, Inc., as Placement Agents, for the issuance of Floating Rate Capital Securities to Preferred Term Securities VII, Ltd. is incorporated by reference to the registrant’s annual report on Form 10-K (File No. 000-18561) filed March 26, 2003.

10.5	Indenture dated as of September 26, 2002, between AmericanWest Bancorporation, as Issurer, and State Street Bank and Trust Company of Connecticut, National Association, as Trustee, for the issuance of Floating Rate Junior Subordinated Deferrable Interest Debentures due 2032 is incorporated by reference to the registrant’s annual report on Form 10-K (File No. 000-18561) filed March 26, 2003.

10.6	Form of AmericanWest Bancorporation Floating Rate Junior Subordinated Deferrable Interest Debentures is incorporated by reference to the registrant’s annual report on Form 10-K (File No. 000-18561) filed March 26, 2003.

10.7	Form of AmericanWest Statutory Trust I Floating Rate Capital Securities is incorporated by reference to the registrant’s annual report on Form 10-K (File No. 000-18561) filed March 26, 2003.

10.8	Form of AmericanWest Statutory Trust I Floating Rate Common Securities is incorporated by reference to the registrant’s annual report on Form 10-K (File No. 000-18561) filed March 26, 2003.

E - 1

10.9	Amended and Restated Declaration of Trust dated as of September 26, 2002, between AmericanWest Bancorporation, as Sponsor; Wesley E. Colley, Wade Griffith and John L. Gilbert, as Administrators; and State Street Bank and Trust Company of Connecticut National Association, as Institutional Trustee is incorporated by reference to the registrant’s annual report on Form 10-K (File No. 000-18561) filed March 26, 2003.

10.10	Guarantee Agreement dated as of September 26, 2002, between AmericanWest Bancorporation, as Guarantor, and State Street Bank and Trust Company of Connecticut National Association, as Guarantee Trustee is incorporated by reference to the registrant’s annual report on Form 10-K (File No. 000-18561) filed March 26, 2003.

10.11	Subscription Agreement dated as of September 26, 2002, between AmericanWest Bancorporation and AmericanWest Statutory Trust I, as Officers, and Preferred Term Securities VII, Ltd., as Purchaser is incorporated by reference to the registrant’s annual report on Form 10-K (File No. 000-18561) filed March 26, 2003.

10.12	AmericanWest Bancorporation 2001 Incentive Stock Plan is incorporated by reference to Exhibit 99.1 to the registrant’s registration statement on Form S-8 (File No. 333-65628)*

10.13	AmericanWest Bancorporation 2001 Employee Stock Purchase Plan is incorporated by reference to Exhibit 99.1 to the registrant’s registration statement on Form S-8 (File No. 333-65630).*

14.1	Code of Ethics

21	Subsidiaries of Registrant. Reference is made to “Item 1. Business. AmericanWest Bancorporation and The Bank for the required information.

23.1	Consent of Independent Auditors

31(a)	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(b)	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32(a)	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Denotes executive compensation plan or arrangement.

E - 2