Form 10-Q
period 2004-03-31
AMERICANWEST BANCORPORATION
filed 2004-05-07
CIK 726990

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2004

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to

Commission File Number

AMERICANWEST BANCORPORATION

(Exact name of registrant as specified in its charter)

Washington	91-1259511
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9506 North Newport Highway, Spokane, WA	99218-1200
(Address of principal executive offices)	(Zip Code)

(509) 467-6993

(Registrant’s telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Number of Shares Outstanding
Common Stock	10,208,211 at April 28, 2004

AMERICANWEST BANCORPORATION

INDEX TO QUARTERLY REPORT ON FORM 10-Q

March 31, 2004

AMERICANWEST BANCORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CONDITION

(unaudited)

($ in thousands)

	March 31, 2004	December 31, 2003
ASSETS
Cash and due from banks	$23,863	$29,352
Overnight interest bearing deposits with other banks	15,159	18,943

Cash and cash equivalents	39,022	48,295
Securities	41,479	40,726
Loans, net of allowance for loan losses of $12,505 and $12,453, respectively	857,501	863,718

Accrued interest receivable	6,731	6,750
Premises and equipment, net	22,592	22,455
Foreclosed real estate and other foreclosed assets	11,637	7,408
Life insurance and salary continuation assets	15,788	15,643
Goodwill	12,050	12,050
Intangible assets	2,830	2,893
Other assets	4,104	3,969

TOTAL ASSETS	$1,013,734	$1,023,907

LIABILITIES
Noninterest bearing demand deposits	$153,371	$159,425
Interest bearing deposits:
NOW and savings accounts	448,472	399,726
Time, $100,000 and over	83,987	127,117
Other time	175,671	184,857

TOTAL DEPOSITS	861,501	871,125

Short-term borrowings	23,475	27,050
Long-term borrowings	10,148	9,879
Capital lease obligations	530	542
Other long-term debt	10,310	10,310
Accrued interest payable	807	914
Other liabilities	6,183	7,889

TOTAL LIABILITIES	912,954	927,709

STOCKHOLDERS’ EQUITY
Common stock, no par, shares authorized 15 million; issued and outstanding 10,194,418 and 10,127,975, respectively	99,763	78,908
Retained earnings	287	16,817
Accumulated other comprehensive income, net of tax	730	473

TOTAL STOCKHOLDERS’ EQUITY	100,780	96,198

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,013,734	$1,023,907

The accompanying notes are an integral part of these statements.

AMERICANWEST BANCORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

THREE MONTHS ENDED MARCH 31, 2004 AND 2003

(unaudited)

($ in thousands, except per share amounts)

	2004	2003
INTEREST INCOME
Interest and fees on loans	$16,816	$16,304
Interest on securities	458	451
Other interest income	32	30

TOTAL INTEREST INCOME	17,306	16,785

INTEREST EXPENSE
Interest on deposits	2,901	3,278
Interest on borrowings	297	465

TOTAL INTEREST EXPENSE	3,198	3,743

NET INTEREST INCOME	14,108	13,042
Provision for loan losses	1,000	866

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	13,108	12,176

NONINTEREST INCOME
Fees and service charges	1,133	902
Other	406	543

TOTAL NONINTEREST INCOME	1,539	1,445

NONINTEREST EXPENSE
Salaries and employee benefits	5,591	4,936
Occupancy expense, net	755	604
Equipment expense	679	636
State business and occupation tax	208	198
Intangible assets amortization	63	62
Other	2,676	2,221

TOTAL NONINTEREST EXPENSE	9,972	8,657

INCOME BEFORE INCOME TAX EXPENSE	4,675	4,964
INCOME TAX EXPENSE	1,138	1,752

NET INCOME	$3,537	$3,212

Basic earnings per common share	$0.35	$0.32
Diluted earnings per common share	$0.34	$0.31
Basic weighted average shares outstanding	10,150,470	10,010,326
Diluted weighted average shares outstanding	10,505,234	10,409,434

The accompanying notes are an integral part of these statements.

AMERICANWEST BANCORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2004 AND 2003

(unaudited)

($ in thousands)

	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$3,537	$3,212
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,000	866
Depreciation and amortization	568	542
Changes in assets and liabilities:
Accrued interest receivable	19	(371)
Life insurance and salary continuation assets	(8)	(1,572)
Other assets	(1,953)	484
Accrued interest payable	(107)	(155)
Other liabilities	112	1,017

NET CASH FROM OPERATING ACTIVITIES	3,168	4,023

CASH FLOWS USED IN INVESTING ACTIVITIES
Securities available-for-sale:
Maturities and principal payments	1,789	8,741
Purchases	(2,287)	(501)
Net (increase) decrease in loans and leases	9,358	(14,212)
Purchase of life insurance contracts	(137)	—
Purchases of premises and equipment	(669)	(1,036)
Proceeds from sale of premises and equipment	29	—
Foreclosed assets activity	(8,370)	603

NET CASH USED IN INVESTING ACTIVITIES	(287)	(6,405)

CASH FLOWS USED IN FINANCING ACTIVITIES
Net decrease in deposits	(9,624)	(358)
Borrowings activity	(3,306)	(4,366)
Principal payments on capital lease obligations	(12)	(11)
Proceeds from issuance of capital stock, exercise of stock options and employee incentive program	788	1,420

NET CASH USED IN FINANCING ACTIVITIES	(12,154)	(3,315)

NET DECREASE IN CASH AND CASH EQUIVALENTS	$(9,273)	$(5,697)
Cash and cash equivalents, beginning of period	48,295	38,925

Cash and cash equivalents, end of period	$39,022	$33,228

Supplemental Disclosures:
Cash paid during the period for:
Interest	$3,305	$3,588
Income taxes	$1,000	$—
Noncash Investing and Financing Activities:
Foreclosed real estate acquired in settlement of loans	$4,141	$927

The accompanying notes are an integral part of these statements.

AMERICANWEST BANCORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. Basis of Presentation

The foregoing unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission. Accordingly, these financial statements do not include all of the disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2003. In the opinion of management, the unaudited interim consolidated financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim periods presented.

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published, and the reported amounts of revenues and expenses during the reporting period. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of AmericanWest Bancorporation’s (AWBC) consolidated financial statements; accordingly, it is possible that the actual results could differ from these estimates and assumptions, which could have a material effect on the reported amounts of AWBC’s consolidated financial position and results of operations.

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

	Three Months Ended March 31,
( $ in thousands, except per share)	2004	2003
Reported Net Income	$3,537	$3,212
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of tax effects	(384)	(221)

Proforma Net Income	$3,153	$2,991

Basic Earnings Per Share
Reported Earnings Per Share	$0.35	$0.32
Stock-based employee compensation, fair value	(0.04)	(0.02)

Proforma Earnings Per Share	$0.31	$0.30

Diluted Earnings Per Share
Reported Diluted Earnings Per Share	$0.34	$0.31
Stock-based employee compensation, fair value	(0.04)	(0.02)

Proforma Diluted Earnings Per Share	$0.30	$0.29

The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in the periods above: risk free interest rate of 4.19% and 4.24%, respectively, expected volatility of 25.77% and 26.03%, respectively, cash dividends of 0% for each period and expected stock option lives ranging from 5 to 10 years for each period.

AMERICANWEST BANCORPORATION

NOTE 2. Consolidation of Subsidiaries

On March 19, 2003, AWBC consolidated its two commercial banking subsidiaries, AmericanWest Bank and Bank of Latah into a single commercial bank, AmericanWest Bank. The AmericanWest Bank charter is the surviving charter.

NOTE 3. Securities

All of the securities are classified as available-for-sale and are carried at market value. Unrealized gains and losses, net of tax, are excluded from earnings and reported as a net amount as a separate component of stockholders’ equity. Gains or losses on the sale of available-for-sale securities are determined using the specific identification method. Premiums and discounts are recognized in interest income using the effective interest method over the period to maturity. Carrying amounts and fair values at March 31, 2004 and December 31, 2003 were as follows:

	March 31, 2004		December 31, 2003
($ in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. Treasury Securities	$501	$530	$501	$535
Obligations of Federal Government Agencies	6,013	6,026	4,056	4,073
Obligations of states, municipalities and political subdivisions	8,868	9,215	8,879	9,085
Mortgage backed securities	4,586	4,636	5,331	5,252
Corporate securities	15,370	16,024	16,148	16,817
Other securities	5,160	5,048	5,084	4,964

TOTAL	$40,498	$41,479	$39,999	$40,726

NOTE 4. Loans and Allowance for Loan Losses

Loan detail by category as of March 31, 2004 and December 31, 2003 were as follows:

($ in thousands)	March 31, 2004	December 31, 2003
Commercial and industrial	$645,467	$645,156
Agricultural	118,501	124,395
Real estate mortgage	38,127	38,075
Real estate construction	32,448	32,236
Installment	24,916	26,850
Bank cards and other	10,726	9,678

Total Loans	$870,185	$876,390

Allowance for loan losses	(12,505)	(12,453)
Deferred loan fees, net of deferred costs	(179)	(219)

Net Loans	$857,501	$863,718

AMERICANWEST BANCORPORATION

The allowance for loan loss is maintained at levels considered adequate by management to provide for possible loan losses. The allowance is based on management’s assessment of various factors affecting the loan portfolio, including problem loans, business conditions and loss experience, and an overall evaluation of the quality of the underlying collateral. Changes in the allowance for loan losses during the three months ended March 31, 2004 and 2003 were as follows:

	Three Months Ended March 31,
($ in thousands)	2004	2003
Balance, beginning of period	$12,453	$10,272
Provision for loan losses	1,000	866
Loan charge-offs	(1,015)	(385)
Loan recoveries	67	120

Balance, end of period	$12,505	$10,873

NOTE 5. Comprehensive Income

Total comprehensive income, which includes net income and unrealized gains and losses on the Company’s available-for-sale securities, amounted to approximately $3.8 million and approximately $3.3 million for the three months ended March 31, 2004 and 2003, respectively.

NOTE 6. Common Stock

In January of 2004 and 2003, the Board of Directors declared 10% common stock dividends. AWBC recorded a transfer from retained earnings to common stock for the market value of the additional shares on the date issued. Per share amounts and weighted average shares outstanding have been retroactively adjusted to reflect the stock dividends.

NOTE 7. Earnings Per Share

The following is a reconciliation of the numerators and denominators for basic and diluted per share computations for net income for the quarter ended March 31:

	Three Months Ended March 31,
($ in thousands, except per share)	2004	2003
Numerator:
Net income	$3,537	$3,212

Denominator:
Weighted average number of common shares outstanding	10,150,470	10,010,326
Incremental shares assumed for stock options	354,764	399,108

Total	10,505,234	10,409,434

Basic earnings per common share	$0.35	$0.32
Diluted earnings per common share	$0.34	$0.31

NOTE 8. Accounting Pronouncements

In December 2003, the FASB issued revised Interpretation No. 46, Consolidation of Variable Interest Entities (VIE), as amended and interpreted. It defined a VIE as a corporation, partnership, trust, or any other legal structure used for the business purpose that either does not have equity investors with voting rights or has equity investors that do not provide sufficient financial resources for the entity to support its activities. This interpretation requires a VIE to be consolidated or deconsolidated by a company generally based on the risk of loss or return. AWBC has a VIE in the form of a Trust set up to issue trust preferred securities and accordingly, the implementation of the Interpretation required the deconsolidation of the Trust. AWBC adopted the Interpretation retroactively. AWBC’s investment in the Trust is not consolidated and is accounted for under the equity method and included in other assets on the Condensed Consolidated Statement of Condition. The subordinated debentures issued and guaranteed by the Company and held by the trust are reflected on the Company’s Condensed Consolidated Statement of Condition.

AMERICANWEST BANCORPORATION

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain matters discussed or incorporated by reference in this Quarterly Report on Form 10-Q including, but not limited to, matters described in Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (PSLRA), including statements about the business strategy, financial condition, results of operations, future financial targets and earnings outlook of the Company. The forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Those factors include, but are not limited to, impact of the current national and regional economy on small business loan demand in the Company’s market, loan delinquency rates, changes in portfolio composition, the bank’s ability to attract quality commercial business, interest rate movements and the impact on margins such movement may cause, changes in the demographic make-up of the Company’s market, fluctuation in demand for the Company’s products and services, the Company’s ability to attract and retain qualified people, regulatory changes, competition with other banks and financial institutions, and other factors. For a discussion of factors that could cause actual results to differ, please see the Company’s reports on Forms 10-K and 10-Q as filed with the Securities and Exchange Commission. Words such as “targets,” “expects,” “anticipates,” “believes,” other similar expressions or future or conditional verbs such as “will,” “may,” “should,” “would,” and “could” are intended to identify such forward-looking statements. Readers should not place undue reliance on the forward-looking statements, which reflect management’s view only as of the date hereto. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect subsequent events or circumstances. This statement is included for the express purpose of protecting the Company under PSLRA’s safe harbor provisions.

The following discussion contains a review of the results of operations and financial condition for the first quarter in 2004 and 2003. This information should be read in conjunction with the financial statements and related notes appearing in this report. The reader is assumed to have access to AWBC’s Form 10-K for the year ended December 31, 2003, which contains additional information.

AmericanWest Bancorporation

AmericanWest Bancorporation (AWBC or Corporation) is a bank holding company registered under the Bank Holding Company Act of 1956, as amended. The Corporation conducts business through its wholly-owned subsidiary, AmericanWest Bank (AWB) a state-chartered, FDIC-insured commercial bank organized under the laws of the State of Washington. The Corporation’s main office is located in Spokane, Washington.

AmericanWest Capital Trust I (Trust), a subsidiary of AWBC, was formed in September 2002 for the exclusive purpose of issuing trust preferred securities and common securities and using the $10.0 million in proceeds from the issuance to acquire junior subordinated debentures issued by AWBC. Upon the adoption of amended FIN 46, the investment in the Trust is no longer consolidated on the Condensed Consolidated Financial Statements.

AmericanWest Bank

AWB provides a full range of banking services to small and medium-sized businesses, agricultural businesses, professionals, and consumers through 44 offices located in Eastern Washington and Northern Idaho.

The principal sources of the AWB’s revenue are 1) interest and fees on loans, 2) fees for deposit accounts and related services, 3) interest on investments and 4) interest bearing deposits with other banks. AWB’s lending activities consist of term and operating loans to businesses and agricultural businesses, real estate construction and development loans, vehicle and equipment loans for both businesses and consumers, and real estate mortgage loans. AWB also offers a full line of deposit account products and related services.

AMERICANWEST BANCORPORATION

Performance Overview

The table below summarizes the Corporation’s financial performance for the three months ending March 31, 2004 and 2003:

	Three Months Ended March 31,		% Change
($ in thousands except per share data)	2004	2003
Interest Income	$17,306	$16,785	3.1%
Interest Expense	3,198	3,743	-14.6%

Net Interest Income	14,108	13,042	8.2%

Provision for Loan Loss	1,000	866	15.5%

Net interest income after provision for loan losses	13,108	12,176	7.7%

Noninterest Income	1,539	1,445	6.5%
Noninterest Expense	9,972	8,657	15.2%

Income before Taxes	4,675	4,964	-5.8%

Income Tax Expense	1,138	1,752	-35.0%

Net Income	$3,537	$3,212	10.1%

Basic earnings per common share	$0.35	$0.32	9.4%
Diluted earnings per common share	$0.34	$0.31	9.7%

Net Income

The Corporation reported net income of approximately $3.5 million or $0.34 per fully diluted share for the first quarter of 2004 compared to approximately $3.2 million and $0.31 for the same period in 2003. Return on average assets for the period ending March 31, 2004 and 2003 was 1.43% and 1.41%, respectively. The return on average equity for the year to date March 31, 2004 was 14.56%, a decrease from 15.67% for the like period of last year.

Net Interest Income

Net interest income was approximately $14.1 million for the first quarter, an increase from approximately $13.0 million in 2003. This increase in net interest income was largely due to increases in the level of earning assets and a decrease in the cost of deposits. These were partially offset by decreases in interest and fees earned on loans and securities. There was a decrease in net interest margin to 6.18% for the period ended March 31, 2004 compared to 6.20% for the like period last year. This decrease was due to a decrease on loan yields and an increase in borrowing costs which were partially offset by a decrease in deposit costs and an increase in investment yields.

AMERICANWEST BANCORPORATION

The following table sets forth the Corporation’s net interest margin for the year to date ending March 31, 2004 and 2003:

($ in thousands)	2004 Average	Interest	%	2003 Average	Interest	%
Loans	$864,428	$15,351	7.12%	$790,035	$14,363	7.37%
Loan fees		1,465	0.68%		1,941	1.00%
Investments	51,664	490	3.80%	63,208	481	3.09%

Total earning assets	916,092	17,306	7.58%	853,243	16,785	7.98%

Other assets	77,444			72,676

Total assets	$993,536	$17,306		$925,919	$16,785

Interest-bearing deposits	$706,206	$2,901	1.65%	$628,492	$3,278	2.12%
Borrowings	31,994	297	3.72%	62,182	465	3.03%

Total interest-bearing liabilities	738,200	3,198	1.74%	690,674	3,743	2.20%

Noninterest bearing deposits	151,106			130,313
Other liabilities	6,780			21,839

Total liabilities	896,086			842,826

Equity	97,450			83,093

Total liabilities and capital	$993,536	$3,198		$925,919	$3,743

Net interest income		$14,108			$13,042
Net interest margin to average earning assets			6.18%			6.20%

The above table includes non-accrual loans in the average loan balance. In accordance with AWBC’s accounting policies, the interest on these loans is not included in interest income.

Provision for Loan Losses

Provision for loan losses increased to approximately $1.0 million in the first quarter, compared to approximately $866,000 in the first quarter of 2003. Provisions are made to reserve for known and inherent risk characteristics within the loan portfolio. The increase was due to the changing economic conditions in Eastern Washington, Northern Idaho and the Pacific Northwest in general as well as the continued internal growth of the loan portfolio. AWBC and its subsidiaries regularly evaluate the level of provision and the allowance for loan losses for adequacy by considering changes in the nature of the loan portfolio, overall portfolio, overall portfolio quality, industry concentrations, delinquency trends, current economic factors and estimate impact of current economic conditions that may effect a borrower’s ability to pay. The use of different estimates or assumptions could produce different provision for loan loss. In addition, the allowance for loan losses and the provision for loan losses are also subject to regulatory supervision and examination.

Noninterest Income and Expense

Noninterest income for the period ended March 31, 2004 was approximately $1.5 million. This represented an increase from approximately $1.4 million for the like period in 2003. Fees and service charges increased during the first quarter of 2004 to approximately $1.1 million from approximately $902,000 in 2003. The increases in these areas are primarily due to increases in the number of transaction related deposit accounts. Other income decreased approximately $100 thousand, which was primarily due to a decrease in mortgage banking revenue.

Noninterest expense increased to approximately $10.0 million for the first quarter in 2004 from approximately $8.7 million in the first quarter of 2003. This increase is due mainly to increases in salaries and employee benefits and foreclosed real estate and other foreclosed asset expenses. The salaries and employee benefits costs have increased approximately $655,000 as compared to the prior year. This increase is due to incentive compensation, additional staffing, and increased healthcare costs. The foreclosed real estate and other foreclosed asset expenses have increased approximately $313,000 from the prior year.

AMERICANWEST BANCORPORATION

Income Tax Expense

Income tax expense has decreased as a percentage of income before income taxes to 24.3% at March 31, 2004 compared to 35.3% at March 31, 2003. There were two buildings placed into service during the quarter ended March 31, 2004, in which AWBC had purchased historical rehabilitation tax credits. The Company has recognized these tax credits during the quarter causing the effective tax rate to decrease. Without the effect of the historical rehabilitation tax credits, the effective tax rate for the three months ended March 31, 2004 would have been 36.5%.

Nonperforming Assets

Nonperforming assets include loans that are 90 or more days past due or in non-accrual status and real estate and other loan collateral acquired through foreclosure. Total nonperforming assets were approximately $22.9 million or 2.26% of total assets at March 31, 2004. This compares to approximately $19.9 million or 1.95% of assets at December 31, 2003. The majority of nonperforming assets are comprised of several loans and properties.

The Corporation has acquired title to two ice skating complexes in Spokane and is marketing one as an operating entity. The other is being marketed as multiple use commercial real estate. The current balances on these comprise $4.3 million of foreclosed real estate.

The Corporation has acquired title to a retail/office complex in Spokane that totals $3.2 million of foreclosed real estate. The Corporation has a pending offer from a buyer on the facility that management is reviewing. If the offer is not accepted, the property will be listed and marketed as a retail/office facility.

The Corporation has two restaurants in foreclosed real estate for $1.5 million. The Company is in the process of evaluating an offer on one of the restaurants which is vacant. The other restaurant is being marketed as an operating entity.

The Corporation has acquired title to two Alzheimer’s facilities that have foreclosed real estate balances of approximately $1.0 million. These facilities are being marketed as long-term care or medical office use.

Management is evaluating a $0.8 million loan for land development in Central Washington that is currently on non-accrual. The loan is secured by real estate zoned for single family use. Management is attempting to gain title to the property through foreclosure proceedings.

Management is evaluating $5.0 million loans to a contractor of electrical transmission lines and communications systems located in Southeastern Washington that are on non-accrual status. The loans are presently current, however, the financial condition of the entity is such that management believes that there is uncertainty surrounding collection of all interest and principal. A portion of the loan is collateralized and another portion of the loan is personally guaranteed. The remaining value of the loan is fully reserved.

Financial Condition

The Corporation’s consolidated assets at March 31, 2004 and December 31, 2003 were approximately $1.0 billion. Loans decreased by $6.2 million during the year to date. Cash and cash equivalents decreased to approximately $39.0 million at March 31, 2004 from $48.3 million at December 31, 2003.

Deposits decreased to approximately $861.5 million at March 31, 2004 compared to approximately $871.1 million at December 31, 2003. The decrease was mostly attributable to a decrease of $52.3 million in time deposits, mostly comprised of wholesale and public deposits. The decrease was partially offset by an increase in NOW and savings accounts of $48.7 million. Short-term borrowings decreased by approximately $3.6 million to approximately $23.5 million from approximately $27.1 million at December 31, 2003. This decrease was offset by an increase of approximately $0.3 million in long-term borrowings to approximately $10.1 million at March 31, 2004.

Total stockholders’ equity was approximately $100.8 million at March 31, 2004, up from approximately $96.2 million at December 31, 2003. Increases in stockholders’ equity were mostly due to net income and unrealized gains recorded on available-for-sale investments.

AMERICANWEST BANCORPORATION

Investment Portfolio

The Corporation’s investment portfolio increased from approximately $40.7 million at December 31, 2003 to approximately $41.5 million at March 31, 2004. This increase was due to purchases which were partially offset by security payments and maturities. The major classifications of investments as of March 31, 2004 and December 31, 2003 can be found in the Notes to Condensed Consolidated Financial Statements. All securities are classified as available-for–sale. Management believes that this classification provides greater flexibility to respond to interest rate changes and liquidity needs.

Loan Portfolio

The major classifications of loans at March 31, 2004 and December 31, 2003 can be found in the Notes to Condensed Consolidated Financial Statements.

Total gross loans were approximately $870.2 million as of March 31, 2004 compared to approximately $876.4 million at December 31, 2003. This decrease was driven by seasonal decreases in agricultural lending.

Allowance for Loan Losses

At March 31, 2004, the Corporation’s allowance for loan losses was approximately $12.5 million or 1.44% of total gross loans. This compares to approximately $12.5 million or 1.42% at December 31, 2003. Activity in the allowance is summarized in the Notes to Condensed Consolidated Financial Statements.

The allowance for loan losses is increased by charges to income (provision for loan losses) and decreased by charge-offs, net of recoveries. Loans are charged to the allowance when management believes the collection of principal is unlikely.

In assessing the adequacy of the allowance for loan losses, management utilizes a migration analysis of credits for objectively analyzing recent historical loan loss experience and projecting future allowance requirements. The migration analysis provides an inherent loss rate by risk ratings which reflect the movement of those credits through the loan quality risk rating system to a loss. Additionally, management utilizes an analysis of impaired loans, determining the collateral coverage of loans to assess the adequacy of the migration analysis. Finally, management utilizes judgment based on individual loan evaluations, delay in receipt of customer financial information, related credit facilities, volatility of economic and customer specific conditions or concentrations, and delinquency rates in assessing allowance for loan losses.

The majority of the Corporation’s loans are to small and medium-sized businesses, agricultural businesses, professionals and consumers in Eastern Washington and Northern Idaho and are secured by residential and commercial real estate, crops and business inventory and receivables. Real estate values in this area remain stable. Prices for agricultural commodities also remain at normal levels. However, significant, long-term changes in either of these underlying factors could affect the collectibility of a material portion of the Corporation’s loans outstanding.

Management believes that the allowances for loan losses and other real estate owned are adequate. While management uses currently available information to recognize losses on loans and foreclosed real estate future additions to the allowances may be necessary based on changes in economic conditions, or borrower or loan characteristics. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Corporation’s allowance for loan losses and foreclosed real estate. Such agencies may require the Corporation to recognize additions to the allowance based on their judgments of information available to them at the time of their examination.

Deposits

The Corporation’s primary source of funds is customer deposits. To attract and retain deposits, the Corporation offers a wide variety of account types and maturities, both interest bearing and noninterest bearing. Many account types have additional services bundled with them, such as insurance, travel discounts, free checks and free or discounted access to other bank services. Interest rates on accounts are determined by management based on the Corporation’s funding needs and market conditions and can change as frequently as daily.

AMERICANWEST BANCORPORATION

At March 31, 2004, total deposits were approximately $861.5 million, a decrease of approximately $9.6 million versus December 31, 2003. NOW and savings accounts, which include money market accounts, increased approximately $48.7 million from December 31, 2003 to March 31, 2004 and the Corporation experienced a decrease of $52.3 million in time deposits from December 31, 2003. Noninterest bearing deposits decreased $6.1 million from December 31, 2003 to March 31, 2004.

In recent years, competition from non-bank investment alternatives has increased competition for retail deposits. In light of this and other factors and to further diversify its funding sources, the Corporation has expanded its use of time deposits from public entities and from credit unions and community banks. At March 31, 2004, these accounts totaled approximately $145.3 million or approximately 16.9% of total deposits. This was a decrease of approximately $43.5 million from 21.6% of total deposits at December 31, 2003.

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

Cash flows from operations contribute significantly to liquidity as well as proceeds from maturities of securities and increasing customer deposits. As indicated on the Corporation’s Condensed Consolidated Statement of Cash Flows, net cash from operating activities for the three months ended March 31, 2004 contributed approximately $3.2 million to liquidity compared to approximately $4.0 million for the three months ended March 31, 2003.

At March 31, 2004, the Corporation held cash and due from banks and interest bearing deposits with banks of approximately $39.0 million compared to approximately $48.3 million at December 31, 2003. In addition, approximately $41.5 million of the Corporation’s investments were classified as available-for-sale at March 31, 2004 as compared to approximately $40.7 million at December 31, 2003.

In addition to the strategy noted for deposits above, the Corporation uses short-term and long-term borrowings, principally in the form of advances from the Federal Home Loan Bank of Seattle, as a source of funding. With maturities ranging from overnight to 30 years, these advances are used to provide a ready source of liquidity for the operations and are a tool the Corporation uses to manage its interest rate risk.

At March 31, 2004, short-term and long-term borrowings stood at approximately $23.5 million and $10.1 million, respectively. These balances represented a decrease of approximately $3.6 million in short-term borrowings and an increase of approximately $0.3 million in long-term borrowings in comparison to December 31, 2003. The entire amount of short-term and long-term borrowings is comprised of advances with the Federal Home Loan Bank of Seattle. As of March 31, 2004 and December 31, 2003, AWBC had lines of credit available of approximately $162.2 million and $163.3, respectively. The lines were available for short-term and long-term maturities up to 30 years at market interest rates.

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

AMERICANWEST BANCORPORATION

The table below lists AWB and AWBC’s capital ratios relative to regulatory requirements at March 31, 2004:

Capital Ratio	Regulatory Standard for “Well Capitalized” Rating	AWBC Actual Ratio	AWB Actual Ratio
Tier One Capital to Average Total Assets	5.00%	9.75%	9.46%
Tier One Capital to Risk Weighted Assets	6.00%	9.94%	9.66%
Total Capital to Risk Weighted Assets	10.00%	11.19%	10.91%

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

(b) Changes in Internal Controls: In addition and as of the end of the period covered by this report, there have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter to which this report relates that have materially affected or are reasonably likely to materially affect, the internal control over financial reporting.

AMERICANWEST BANCORPORATION

Part II. Other Information

Item 1. Legal Proceedings

Periodically and in the ordinary course of business, various claims and lawsuits are brought against AWBC or AWB, such as claims to enforce liens, condemnation proceedings on properties in which the Bank held a security interest, claims involving the making and servicing of real property loans and other issues incident to the business of AWBC and AWB. In the opinion of management, the ultimate liability, if any, resulting from such claims or lawsuits will not have a material adverse effect on the financial position or results of operations of AWBC.

Item 2. Changes in Securities and Use of Proceeds

No changes in securities have occurred and AWBC did not repurchase any of its securities during the quarter ended March 31, 2004 and 2003.

Item 3. Defaults Upon Senior Securities

No defaults upon senior securities have occurred during the first quarter of 2004.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of AWBC’s shareholders during the first quarter of 2004.

Item 5. Other Information

There is no other information to report for the first quarter of 2004.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

The exhibits filed as part of this report and exhibits incorporated herein by reference to other documents are listed in the Index to Exhibits to this Quarterly Report on Form 10-Q (pages E-1 and E-2), including executive compensation plans and arrangements which are identified separately by asterisk:

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

•	Current Report on Form 8-K dated February 28, 2004 and filed March 1, 2004, Item 9

•	Current Report on Form 8-K dated January 29, 2004 and filed January 30, 2004, Items 5 and 12

AMERICANWEST BANCORPORATION

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 5, 2004.

AMERICANWEST BANCORPORATION

/s/ Wesley E. Colley
Wesley E. Colley, President and
Chief Executive Officer

/s/ C. Tim Cassels
C. Tim Cassels, Executive Vice President and
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Description
3.1	Articles of Incorporation of registrant are incorporated herein by reference to Exhibit 3(a) to the registrant’s registration statement on Form S-14 (File No. 2-86318).

3.2	Bylaws of registrant are incorporated herein by reference to Exhibit 3.2 to the registrant’s annual report on Form 10-K for the year ended December 31, 2003.

10.1	Agreement and Plan of Mergers dated March 28, 2002, by and among AmericanWest Bancorporation, AmericanWest Bank, Latah Bancorporation, Inc. and Bank of Latah is incorporated herein by reference to Exhibit 2 of the registrant’s statement on Form S-4 (File No. 333-87838).

10.2	Latah Bancorporation, Inc. 1999 Employee Incentive Stock Option Plan is incorporated by reference to Exhibit 99.1 to the registrant’s statement on Form S-8 (File No. 333-101040) filed November 6, 2002.*

10.3	Latah Bancorporation, Inc. 1999 Non-Qualified Stock Option Plan is incorporated by reference to Exhibit 99.2 to the registrant’s statement on Form S-8 (File No. 333-101040) filed November 6, 2002.*

10.4	Placement Agreement dated as of September 18, 2002, between AmericanWest Bancorporation and AmericanWest Statutory Trust I, as Officers, and FTN Financial Capital Markets and Keefe, Bruyette & Woods, Inc., as Placement Agents, for the issuance of Floating Rate Capital Securities to Preferred Term Securities VII, Ltd. is incorporated by reference to the registrant’s annual report on Form 10-K (File No. 000-18561) filed March 26, 2003.

10.5	Indenture dated as of September 26, 2003, between AmericanWest Bancorporation, as Issuer, and State Street Bank and Trust Company of Connecticut, National Association, as Trustee, for the issuance of Floating Rate Junior Subordinated Deferrable Interest Debentures due 2032 is incorporated by reference to the registrant’s annual report on Form 10-K (File No. 000-18561) filed March 26, 2003.

10.6	Form of AmericanWest Bancorporation Floating Rate Junior Subordinated Deferrable Interest Debentures is incorporated by reference to the registrant’s annual report on Form 10-K (File No. 000-18561) filed March 26, 2003.

10.7	Form of AmericanWest Statutory Trust I Floating Rate Capital Securities is incorporated herein by reference to the registrant’s annual report on Form 10-K (File No. 000-18561) filed March 26, 2003.

10.8	Form of AmericanWest Statutory Trust I Floating Rate Common Securities is incorporated by reference to the registrant’s annual report on Form 10-K (File No. 000-18561) filed March 26, 2003.

10.9	Amended and Restated Declaration of Trust dated as of September 26, 2002, between AmericanWest Bancorporation, as Sponsor; Wesley E. Colley, Wade Griffith and John L. Gilbert, as Administrators; and State Street Bank and Trust Company of Connecticut National Association, as Institutional Trustee, is incorporated by reference to the registrant’s annual report on Form 10-K (File No. 000-18561) filed March 26, 2003.

10.10	Guarantee Agreement dated as of September 26, 2002, between AmericanWest Bancorporation, as Guarantor, and State Street Bank and Trust Company of Connecticut National Association, as Guarantee Trustee, is incorporated by reference to the registrant’s annual report on Form 10-K (File No. 000-18561) filed March 26, 2003.

AMERICANWEST BANCORPORATION

Exhibit No.	Description

10.11	Subscription Agreement dated as of September 26, 2002, between AmericanWest Bancorporation and AmericanWest Statutory Trust I, as Officers, and Preferred Term Securities VII, Ltd., as Purchaser, is incorporated by reference to the registrant’s annual report on Form 10-K (File No. 000-18561) filed March 26, 2003.

10.12	AmericanWest Bancorporation 2001 Incentive Stock Plan is incorporated by reference to Exhibit 99.1 to the registrant’s registration statement on Form S-8 (File No. 333-65628).*

10.13	AmericanWest Bancorporation 2001 Employee Stock Purchase Plan is incorporated by reference to Exhibit 99.1 to the registrant’s registration statement on Form S-8 (File No. 333-65630).*

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Denotes executive compensation plan or arrangement.