Form 10-Q
period 2004-06-30
AMERICANWEST BANCORPORATION
filed 2004-08-09
CIK 726990

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2004

or

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Number of Shares Outstanding
Common Stock	10,193,422 at July 29, 2004

AMERICANWEST BANCORPORATION

INDEX TO QUARTERLY REPORT ON FORM 10-Q

June 30, 2004

AMERICANWEST BANCORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CONDITION

(unaudited)

($ in thousands)

	June 30, 2004	December 31, 2003
ASSETS
Cash and due from banks	$23,315	$29,352
Overnight interest bearing deposits with other banks	3,303	18,943

Cash and cash equivalents	26,618	48,295

Securities	76,482	40,726

Loans, net of allowance for loan losses of $14,011 and $12,453, respectively	906,918	863,718

Accrued interest receivable	7,032	6,750
Premises and equipment, net	23,310	22,455
Foreclosed real estate and other foreclosed assets	8,627	7,408
Life insurance and salary continuation assets	18,065	15,643
Goodwill	12,050	12,050
Intangible assets	2,767	2,893
Other assets	4,182	3,969

TOTAL ASSETS	$1,086,051	$1,023,907

LIABILITIES
Noninterest bearing - demand deposits	$152,205	$159,425
Interest bearing deposits:
NOW and savings accounts	451,543	399,726
Time, $100,000 and over	85,178	127,117
Other time	169,029	184,857

TOTAL DEPOSITS	857,955	871,125

Short-term borrowings	73,325	27,050
Long-term borrowings	37,864	9,879
Capital lease obligations	439	542
Subordinated debentures	10,310	10,310
Accrued interest payable	700	914
Other liabilities	5,065	7,889

TOTAL LIABILITIES	985,658	927,709

STOCKHOLDERS’ EQUITY
Common stock, no par, shares authorized 15 million; issued and outstanding 10,213,528 and 10,127,975, respectively	99,475	78,908
Retained earnings	816	16,817
Accumulated other comprehensive income, net of tax	102	473

TOTAL STOCKHOLDERS’ EQUITY	100,393	96,198

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,086,051	$1,023,907

The accompanying notes are an integral part of these statements.

AMERICANWEST BANCORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

THREE AND SIX MONTHS ENDED JUNE 30, 2004 AND 2003

(unaudited)

($ in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
INTEREST INCOME
Interest and fees on loans	$17,873	$17,106	$34,689	$33,410
Interest on securities	555	447	1,013	903
Other interest income	15	30	47	54

TOTAL INTEREST INCOME	18,443	17,583	35,749	34,367

INTEREST EXPENSE
Interest on deposits	2,802	3,379	5,703	6,657
Interest on borrowings	428	334	725	799

TOTAL INTEREST EXPENSE	3,230	3,713	6,428	7,456

NET INTEREST INCOME	15,213	13,870	29,321	26,911
Provision for loan losses	5,710	1,120	6,710	1,986

NET INTEREST INCOME AFTER PROVISION	9,503	12,750	22,611	24,925

NONINTEREST INCOME
Fees and service charges	1,218	1,084	2,351	1,986
Other	1,436	538	1,842	1,081

TOTAL NONINTEREST INCOME	2,654	1,622	4,193	3,067

NONINTEREST EXPENSE
Salaries and employee benefits	5,829	5,007	11,420	9,943
Occupancy expense, net	714	603	1,469	1,206
Equipment expense	626	605	1,305	1,241
State business and occupation tax	191	207	399	405
Intangible assets amortization	63	63	126	126
Other	2,753	2,329	5,429	4,550

TOTAL NONINTEREST EXPENSE	10,176	8,814	20,148	17,471

INCOME BEFORE PROVISION FOR INCOME TAX	1,981	5,558	6,656	10,521

PROVISION FOR INCOME TAXES	713	1,955	1,851	3,707

NET INCOME	$1,268	$3,603	$4,805	$6,814

Basic earnings per common share	$0.12	$0.36	$0.47	$0.68
Diluted earnings per common share	$0.12	$0.34	$0.46	$0.65
Basic weighted average shares outstanding	10,205,436	10,084,905	10,168,811	9,993,800
Diluted weighted average shares outstanding	10,525,173	10,477,660	10,514,957	10,443,736

The accompanying notes are an integral part of these statements.

AMERICANWEST BANCORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2004 AND 2003

(unaudited)

($ in thousands)

	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$4,805	$6,814
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	6,710	1,986
Depreciation and amortization	1,148	1,896
Gain on disposal of branch	(621)	—
Gain on sale of fixed assets	(5)	—
Changes in assets and liabilities:
Accrued interest receivable	(282)	(799)
Life insurance and salary continuation assets	(422)	(364)
Other assets	(18)	579
Accrued interest payable	(198)	(115)
Other liabilities	(2,855)	706

NET CASH FROM OPERATING ACTIVITIES	8,262	10,703

CASH FLOWS FROM INVESTING ACTIVITIES
Securities available-for-sale:
Maturities, sales and principal payments	5,279	13,205
Purchases	(41,609)	(4,402)
Net increase in loans and leases	(45,682)	(50,772)
Purchase of life insurance contracts	(2,000)	(3,000)
Purchases of premises and equipment	(1,987)	(2,153)
Proceeds from sale of premises and equipment	68	—
Foreclosed assets activity	(5,489)	870

NET CASH FROM INVESTING ACTIVITIES	(91,420)	(46,252)

CASH FLOWS FROM FINANCING ACTIVITIES
Net decrease in deposits	1,942	38,483
Borrowings activity	74,260	(8,699)
Principal payments on capital lease obligations	(24)	(22)
Proceeds from issuance of capital stock, exercise of stock options and employee incentive program	1,368	1,560
Cash payments for stock repurchases	(1,607)	(1,100)
Cash payments for sale of branch	(14,458)	—

NET CASH FROM FINANCING ACTIVITIES	61,481	30,222

NET CHANGE IN CASH AND CASH EQUIVALENTS	(21,677)	(5,327)

Cash and cash equivalents, beginning of period	48,295	38,925

Cash and cash equivalents, end of period	$26,618	$33,598

Supplemental Disclosures:
Cash paid during the period for:
Interest	$6,642	$7,571
Income taxes	$2,500	$3,500

Noncash Investing and Financing Activities:
Foreclosed real estate acquired in settlement of loans	$4,270	$1,929

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

Employee stock options are accounted for under the intrinsic value method as allowed under Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees. Stock options are granted at exercise prices not less than the fair market value of common stock on the date of grant. Under APB No. 25, no compensation expense is recognized pursuant to AWBC’s stock option plans. The following table sets out the pro forma amounts of net income and earnings per share that would have been reported had it elected to follow the fair value recognition provisions of Statement of Financial Accounting Standards Board No. 123, Accounting for Stock-Based Compensation.

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
( $ in thousands, except per share)	2004	2003	2004	2003
Reported Net Income	$1,268	$3,603	$4,805	$6,814
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of tax effects	(25)	(21)	(409)	(242)

Pro forma Net Income	$1,243	$3,582	$4,396	$6,572

Basic Earnings Per Share
Reported Earnings Per Share	$0.12	$0.36	$0.47	$0.68
Stock-based employee compensation, fair value	(0.00)	(0.00)	(0.04)	(0.02)

Pro forma Earnings Per Share	$0.12	$0.36	$0.43	$0.66

Diluted Earnings Per Share
Reported Diluted Earnings Per Share	$0.12	$0.34	$0.46	$0.65
Stock-based employee compensation, fair value	(0.00)	(0.00)	(0.04)	(0.02)

Pro forma Diluted Earnings Per Share	$0.12	$0.34	$0.42	$0.63

Fair Value Assumptions:
Risk free interest rate	5.00%	5.00%	4.05%	4.36%
Expected volatility	27.63%	27.63%	24.89%	26.27%
Expected cash dividends	0%	0%	0%	0%
Expected stock option life	5.0 years	5.0 years	7.5 years	7.0 years

AMERICANWEST BANCORPORATION

NOTE 2. Consolidation of Subsidiaries

On March 19, 2003, AWBC consolidated its two commercial banking subsidiaries, AmericanWest Bank and Bank of Latah into a single commercial bank, AmericanWest Bank. The AmericanWest Bank charter is the surviving charter.

NOTE 3. Securities

All of the securities are classified as available-for-sale and are carried at market value. Unrealized gains and losses, net of tax, are excluded from earnings and reported as a net amount as a separate component of stockholders’ equity. Gains or losses on the sale of available-for-sale securities are determined using the specific identification method. Premiums and discounts are recognized in interest income using the effective interest method over the period to maturity. Carrying amounts and fair values at June 30, 2004 and December 31, 2003 were as follows:

	June 30, 2004		December 31, 2003
($ in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
US. Treasury Securities	$501	$520	$501	$535
Obligations of Federal Government Agencies	6,445	6,363	4,056	4,073
Obligations of states, municipalities and political subdivisions	9,253	9,285	8,879	9,085
Mortgage backed securities	3,131	3,126	5,331	5,252
Corporate securities	50,037	50,373	16,148	16,817
Other securities	6,958	6,815	5,084	4,964

TOTAL	$76,325	$76,482	$39,999	$40,726

NOTE 4. Loans and Allowance for Loan Losses

Loan detail by category as of June 30, 2004 and December 31, 2003 were as follows:

($ in thousands)	June 30, 2004	December 31, 2003
Commercial and industrial	$672,125	$645,156
Agricultural	137,736	124,395
Real estate mortgage	37,805	38,075
Real estate construction	34,567	32,236
Installment	24,651	26,850
Bank cards and other	14,215	9,678

Total Loans	$921,099	$876,390

Allowance for loan losses	(14,011)	(12,453)
Deferred loan fees, net of deferred costs	(170)	(219)

Net Loans	$906,918	$863,718

AMERICANWEST BANCORPORATION

The allowance for loan loss is maintained at levels considered adequate by management to provide for possible loan losses. The allowance is based on management’s assessment of various factors affecting the loan portfolio, including problem loans, business conditions and loss experience, and an overall evaluation of the quality of the underlying collateral. Changes in the allowance for loan losses during the three and six months ended June 30, 2004 and 2003 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2004	2003	2004	2003
Balance, beginning of period	$12,505	$10,873	$12,453	$10,272
Provision for loan losses	5,710	1,120	6,710	1,986
Loan charge-offs	(4,728)	(433)	(5,743)	(818)
Loan recoveries	524	39	591	159

Balance, end of period	$14,011	$11,599	$14,011	$11,599

NOTE 5. Comprehensive Income

Total comprehensive income, which includes net income and unrealized gains and losses on the Company’s available-for-sale securities, amounted to approximately $4.4 million and approximately $3.9 million for the six months ended June 30, 2004 and 2003, respectively.

NOTE 6. Common Stock

In January of 2004 and 2003, the Board of Directors declared 10% common stock dividends. AWBC recorded a transfer from retained earnings to common stock for the market value of the additional shares on the date issued. Per share amounts and weighted average shares outstanding have been retroactively adjusted to reflect the stock dividends.

NOTE 7. Earnings Per Share

The following is a reconciliation of the numerators and denominators for basic and diluted per share computations for net income for the three and six months ended June 30:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands, except per share)	2004	2003	2004	2003
Numerator:
Net income	$1,268	$3,603	$4,805	$6,814
Denominator:
Weighted average number of common shares outstanding	10,205,436	10,084,905	10,168,811	9,993,800
Incremental shares assumed for stock options	319,737	392,755	346,146	449,936

Total	10,525,173	10,477,660	10,514,957	10,443,736

NOTE 8. Sale of Branch

On June 4, 2004, AWBC sold a branch to another bank. The branch was located in Ione, Washington and consisted of approximately $15.1 million deposits. AWBC recorded a gain of approximately $621,000 related to this sale which is included in noninterest income for the quarter ended June 30, 2004. Operating results reflect activity in this branch up to the date of sale.

NOTE 9. Accounting Pronouncements

In December 2003, the FASB issued revised Interpretation No. 46, Consolidation of Variable Interest Entities (VIE), as amended and interpreted. It defined a VIE as a corporation, partnership, trust, or any other legal structure used for the business purpose that either does not have equity

AMERICANWEST BANCORPORATION

investors with voting rights or has equity investors that do not provide sufficient financial resources for the entity to support its activities. This interpretation requires a VIE to be consolidated or deconsolidated by a company generally based on the risk of loss or return. AWBC has a VIE in the form of a Trust set up to issue subordinated debentures and accordingly, the implementation of the Interpretation required the deconsolidation of the Trust. AWBC adopted the Interpretation retroactively. AWBC’s investment in the Trust is not consolidated and is accounted for under the equity method and included in other assets on the Condensed Consolidated Statement of Condition. The subordinated debentures issued and guaranteed by the Company and held by the trust are reflected on the Company’s Condensed Consolidated Statement of Condition.

AMERICANWEST BANCORPORATION

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain matters discussed or incorporated by reference in this Quarterly Report on Form 10-Q including, but not limited to, matters described in Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (PSLRA), including statements about the business strategy, financial condition, results of operations, future financial targets and earnings outlook of the Corporation. The forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Those factors include, but are not limited to, impact of the current national and regional economy on small business loan demand in the Corporation’s market, loan delinquency rates, changes in portfolio composition, the bank’s ability to attract quality commercial business, interest rate movements and the impact on margins such movement may cause, changes in the demographic make-up of the Corporation’s market, fluctuation in demand for the Corporation’s products and services, the Corporation’s ability to attract and retain qualified people, regulatory changes, competition with other banks and financial institutions, and other factors. For a discussion of factors that could cause actual results to differ, please see the Corporation’s reports on Forms 10-K and 10-Q as filed with the Securities and Exchange Commission. Words such as “targets,” “expects,” “anticipates,” “believes,” other similar expressions or future or conditional verbs such as “will,” “may,” “should,” “would,” and “could” are intended to identify such forward-looking statements. Readers should not place undue reliance on the forward-looking statements, which reflect management’s view only as of the date hereto. The Corporation undertakes no obligation to publicly revise these forward-looking statements to reflect subsequent events or circumstances. This statement is included for the express purpose of protecting the Corporation under PSLRA’s safe harbor provisions.

The following discussion contains a review of the results of operations and financial condition for the three and six months ended June 30, 2004 and 2003. This information should be read in conjunction with the financial statements and related notes appearing in this report. The reader is assumed to have access to AWBC’s Form 10-K for the year ended December 31, 2003, which contains additional information.

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

AMERICANWEST BANCORPORATION

Performance Overview

The table below summarizes the Corporation’s financial performance for the three and six months ending June 30, 2004 and 2003:

	Three Months Ended June 30,			Six Months Ended June 30,
	2004	2003	% Change	2004	2003	% Change
($ in thousands except per share data)
Interest Income	$18,443	$17,583	4.9%	$35,749	$34,367	4.0%
Interest Expense	3,230	3,713	-13.0%	6,428	7,456	-13.8%

Net Interest Income	15,213	13,870	9.7%	29,321	26,911	9.0%

Provision for Loan Loss	5,710	1,120	409.8%	6,710	1,986	237.9%

Net interest income after provision for loan losses	9,503	12,750	-25.5%	22,611	24,925	-9.3%

Noninterest Income	2,654	1,622	63.6%	4,193	3,067	36.7%
Noninterest Expense	10,176	8,814	15.5%	20,148	17,471	15.3%

Income before Taxes	1,981	5,558	-64.4%	6,656	10,521	-36.7%

Income Tax Expense	713	1,955	-63.5%	1,851	3,707	-50.1%

Net Income	$1,268	$3,603	-64.8%	$4,805	$6,814	-29.5%

Basic earnings per common share	$0.12	$0.36		$0.47	$0.68
Diluted earnings per common share	$0.12	$0.34		$0.46	$0.65

Net Income

The Corporation reported net income of approximately $1.3 million or $0.12 per fully diluted share for the three months ended June 30, 2004 compared to approximately $3.6 million and $0.34 for the same period in 2003. The Corporation reported net income of approximately $4.8 million or $0.46 per fully diluted share for the six months ended June 30, 2004 compared to approximately $6.8 million and $0.65 for the same period in 2003. Return on average assets for the six months ending June 30, 2004 and 2003 was 0.93% and 1.47%, respectively. The return on average equity for the six months ended June 30, 2004 and 2003 was 9.68% and 16.21%, respectively.

During the three months ended June 30, 2004 the Corporation recorded a $4.0 million, pre-tax, additional loan loss provision which AWBC originally announced on May 20, 2004 and a gain on the divestiture of a single branch in the amount of $621 thousand, pre-tax. On a pro forma basis without these two events, the net income for the three months ended June 30, 2004 was $3.5 million and $7.0 million for the six months ended June 30, 2004. Diluted earnings per share, on a pro forma basis, were $0.33 for the three months ended June 30, 2004 and $0.67 for the six months ended June 30, 2004. The following is a table to reconcile the pro forma net income and GAAP income:

	3 months ended June 30, 2004	6 months ended June 30, 2004
Net income as reported	$1,268	$4,805
Add: Loan loss provision for one relationship	4,000	4,000
Less: Gain on divesture of branch	(621)	(621)
Less: Tax impact of above items	(1,163)	(1,163)

Pro forma net income	$3,484	$7,021

AMERICANWEST BANCORPORATION

Net Interest Income

Net interest income was approximately $15.2 million for the three months ended June 30, 2004, an increase from approximately $13.9 million for the like period in 2003. Net interest income was approximately $29.3 million for the first six months of 2004 compared to $26.9 million during the first six months of 2003. The increase in net interest income for both time periods was largely due to increases in the level of earning assets and a decrease in the cost of deposits. These were partially offset by decreases in interest and fees earned on loans and securities. There was a decrease in net interest margin to 6.30% for the period ended June 30, 2004 compared to 6.40% for the like period last year. This decrease was due to a decrease on loan yields which were offset partially by an increase in investment yields and decreases in deposit and borrowing costs.

The following table sets forth the Corporation’s net interest margin for the year to date ending June 30, 2004 and 2003:

	2004			2003
	Average	Interest	%	Average	Interest	%
Loans	$882,441	$31,191	7.09%	$793,297	$29,393	7.47%
Loan fees		3,502	0.80%		4,017	1.00%
Investments	51,157	1,056	4.14%	54,169	957	3.56%

Total earning assets	933,598	35,749	7.68%	847,466	34,367	8.18%

Other assets	96,424			77,779

Total assets	$1,030,022	$35,749		$925,245	$34,367

Interest-bearing deposits	$715,026	$5,703	1.60%	$651,326	$6,657	2.06%
Borrowings	55,968	725	2.60%	50,255	799	3.21%

Total interest-bearing liabilities	770,994	6,428	1.67%	701,581	7,456	2.14%

Noninterest bearing deposits	152,229			133,924
Other liabilities	7,499			4,981

Total liabilities	930,722	6,428		840,486	7,456

Equity	99,300			84,779

Total liabilities and capital	$1,030,022	$6,428		$925,265	$7,456

Net interest income/spread		$29,321			$26,911
Net interest margin to average earning assets			6.30%			6.40%

The above table includes non-accrual loans in the average loan balance. In accordance with AWBC’s accounting policies, the interest on these loans is not included in interest income.

Provision for Loan Losses

Provision for loan losses increased to approximately $5.7 million in the second quarter, compared to approximately $1.1 million in the second quarter of 2003, and provision for loan losses increased to $6.7 million for the six months ended June 30, 2004 compared to $2.0 million for the six months ended June 30, 2003. The provision for the second quarter and for the six months ended June 30, 2004 included an additional provision of $4.0 million for a single relationship. AWBC announced this provision on May 20, 2004. Provisions are made to reserve for known and inherent risk characteristics within the loan portfolio. The increase was due to the changing economic conditions in Eastern Washington, Northern Idaho and the Pacific Northwest in general, continued internal growth of the loan portfolio and management’s continual assessment of specific loan characteristics. AWBC and its subsidiaries regularly evaluate the level of provision and the allowance for loan losses for adequacy by considering changes in the nature of the loan portfolio, overall portfolio, overall portfolio quality, industry concentrations, delinquency trends, current economic factors and estimate impact of current economic conditions that may affect a borrower’s ability to pay. The use of different estimates or assumptions could produce different provision for loan loss. In addition, the allowance for loan losses and the provision for loan losses are also subject to regulatory supervision and examination.

AMERICANWEST BANCORPORATION

Noninterest Income

Noninterest income for the three and six months ended June 30, 2004 was approximately $2.7 million and $4.2 million, respectively. This represented an increase from approximately $1.6 million and $3.1 million for the like period in 2003. Fees and service charges increased during the three months ended June 30, 2004 to approximately $1.2 million from approximately $1.1 million in 2003. The fees and services charges increased during the six months ended June 30, 2003 to approximately $2.4 million from approximately $2.0 million in 2003. The increases in these areas are primarily due to increases in the number of transaction related deposit accounts and an increase in activity related to those accounts. Other income increased by approximately $0.9 million and $0.7 million for the three and six months ended June 30 due to the gain on the sale of a branch of approximately $0.6 million which was recorded in 2004, and increases in the cash value of life insurance policies and gains on sale of real estate owned.

Noninterest Expense

Noninterest expense increased to approximately $10.2 million for the three months ended June 30, 2004 from approximately $8.8 million in the comparable quarter of 2003. The noninterest expense for the six months ended June 30, 2004 increased to approximately $20.1 million compared to $17.5 million in 2003. This increase is due mainly to increases in salaries and employee benefits and foreclosed real estate and other foreclosed asset expenses. The salaries and employee benefits costs for the three and six months ended June 30, 2004 have increased approximately $0.8 million and $1.5 million, respectively, as compared to the prior year. This increase is due to incentive compensation, additional staffing, and increased healthcare costs. The foreclosed real estate and other foreclosed asset expenses have increased approximately $0.8 million and $1.2 million, respectively, from the prior year.

Income Tax Expense

Income tax expense has decreased as a percentage of income before income taxes for the six month period ended June 30, 2004 to 27.8% compared to 35.2% in 2003. There were two buildings placed into service during the first quarter, in which AWBC had purchased historical rehabilitation tax credits. The Company has recognized these tax credits during the six months ended June 30, 2004 causing the effective tax rate to decrease. Without the effect of the historical rehabilitation tax credits, the effective tax rate for the six months ended June 30, 2004 would have been 36.4%.

Nonperforming Assets

Nonperforming assets include loans that are 90 or more days past due or in non-accrual status and real estate and other loan collateral acquired through foreclosure. Total nonperforming assets were approximately $17.4 million or 1.61% of total assets at June 30, 2004. This compares to approximately $19.9 million or 1.95% of assets at December 31, 2003. The majority of nonperforming assets are comprised of several loans and properties.

The Corporation has acquired title to two ice skating complexes in Spokane. The first is carried at $1.1 million and is being marketed as a multi-use commercial property. The Corporation has received an offer on this property that has been accepted that would result in fully covering the asset. The second is carried at $1.9 million and is being operated as an ice skating rink. The asset is being carried at market value and is being marketed as an operating facility.

The Corporation has acquired title to a retail/office complex in Spokane that totals $3.2 million of foreclosed real estate. The Corporation has a pending offer from a buyer for in excess of the asset amount. Contingencies include environmental due diligence which is ongoing. If the offer is not accepted or sale does not occur, the property will be listed with a real estate professional, and marketed as a retail/office facility.

The Corporation has two restaurants/entertainment facilities in foreclosed real estate totaling $1.5 million. The Company is in the process of evaluating an offer on one of the restaurants which is vacant. The other restaurant is being operated as a restaurant/gaming facility and is being marketed as an operating entity.

Management is evaluating $1.0 million in loans to a manufacturer of rubber products located in Southeastern Washington that are on non-accrual status. The loans are presently delinquent, and the financial condition of the entity is such that management believes that the collection of all interest and principal is doubtful. The loans are partially collateralized. The portion that management believes is not covered by collateral has been included in the Provision for Loan Losses.

AMERICANWEST BANCORPORATION

Management has recognized a $0.9 million loan to an Ethanol production plant as non-accruing due to a bankruptcy filing and uncertainty regarding the collection of principal and interest. The loan is a purchased participation and represents 12% of the total obligation of the borrower. The borrower resumed payments in March of 2004, and has made monthly payments since under approval of the bankruptcy court. Approval of the bankruptcy plan and continued collection of principal and reinstatement of interest accruals are anticipated my management.

Management is evaluating a $0.8 million loan for land development in Central Washington that is currently on non-accrual. The loan is secured by real estate zoned for single family use. Management is attempting to gain title to the property through foreclosure proceedings.

At period end, a commercial real estate property loan in the amount of $0.5 million was on non-accrual. Subsequent to period end, the Corporation acquired title to the property and is currently marketing it. Management does not anticipate any losses related to this property.

Financial Condition

The Corporation’s consolidated assets at June 30, 2004 and December 31, 2003 were approximately $1.1 billion and $1.0 billion, respectively. Cash and cash equivalents decreased to approximately $26.6 million at June 30, 2004 from $48.3 million at December 31, 2003. Securities have increased to approximately $76.5 million at June 30, 2004 from $40.7 million at December 31, 2003.

Deposits decreased to approximately $858.0 million at June 30, 2004 compared to approximately $871.1 million at December 31, 2003. The decrease was partially offset by an increase in NOW and savings accounts of $51.8 million. The decrease was mostly attributable to a decrease of $57.8 million in time deposits, mostly comprised of wholesale and public deposits. Short-term and long-term borrowings increased by approximately $74.3 million to approximately $111.2 million from approximately $36.9 million at December 31, 2003. Included in these effects is the sale of the Ione Branch which consisted of approximately $15.2 million in deposits.

Total stockholders’ equity was approximately $100.4 million at June 30, 2004, up from approximately $96.2 million at December 31, 2003. The increase in stockholders’ equity was mostly due to net income and exercises of stock options which were partially offset by decreases in unrealized gains recorded on available-for-sale investments and stock repurchases.

Investment Portfolio

The Corporation’s investment portfolio increased from approximately $40.7 million at December 31, 2003 to approximately $76.5 million at June 30, 2004. This increase was due to purchases and increases in market values of certain securities which were partially offset by security payments, maturities, sales and decreases in the market values of certain securities. The major classifications of investments as of June 30, 2004 and December 31, 2003 can be found in the Notes to Condensed Consolidated Financial Statements. All securities are classified as available-for–sale. Management believes that this classification provides greater flexibility to respond to interest rate changes and liquidity needs.

Loan Portfolio

The major classifications of loans at June 30, 2004 and December 31, 2003 can be found in the Notes to Condensed Consolidated Financial Statements.

Total gross loans were approximately $921.1 million as of June 30, 2004 compared to approximately $876.4 million at December 31, 2003. This increase was due to increases in commercial and industrial loans, agricultural loans, real estate construction loans, bank cards and other loans. These increases were offset by decreases in real estate mortgage loans and installment loans. The increase in agricultural loans was related to seasonal increases and new activity, offset by periodic payments and maturities. The increase in commercial and industrial loans, bank cards and other loans was related to new activity, offset by periodic payments and maturities. The increase in real estate construction loans was related to seasonal increases and new activity, offset by periodic payments and maturities. Decreases in real estate mortgage loans and installment loans were related to periodic payments and maturities, which were offset by new lending activity.

AMERICANWEST BANCORPORATION

Allowance for Loan Losses

At June 30, 2004, the Corporation’s allowance for loan losses was approximately $14.0 million or 1.52% of total gross loans. This compares to approximately $12.5 million or 1.42% at December 31, 2003. The allowance for loan losses is increased by charges to income (provision for loan losses) and decreased by charge-offs, net of recoveries. Loans are charged to the allowance when management believes the collection of principal is unlikely. The increase was related to provision for loan losses of approximately $6.7 million, which included an additional provision related to a single borrower relationship of $4.0 million which the Corporation disclosed on May 20, 2004. The provision for loan losses was offset by charge-offs of $5.7 million and recoveries of $0.6 million. The recovery included a single recovery of $0.5 million related to a single borrowing relationship.

In assessing the adequacy of the allowance for loan losses, management utilizes an analysis of credits for objectively analyzing recent historical loan loss experience and projecting future allowance requirements. The analysis provides an inherent loss rate by risk ratings. Each category of risk rating is assigned a projected loss value based upon general historic valuations and current management expectations for future losses. Additionally, management utilizes an analysis of impaired loans, determining the collateral coverage of loans to assess the adequacy of the allowance. Additionally, management compares projected future allowance requirements with current nonperforming loan conditions and historical loss statistics. Finally, management utilizes judgment based on individual loan evaluations, delay in receipt of customer financial information, related credit facilities, volatility of economic and customer specific conditions or concentrations, and delinquency rates in assessing allowance for loan losses.

The majority of the Corporation’s loans are to small and medium-sized businesses, agricultural businesses, professionals and consumers in Eastern Washington and Northern Idaho and are secured by residential and commercial real estate, crops and business inventory and receivables. Real estate values in this area remain stable. Prices for agricultural commodities also remain at normal levels. However, significant, long-term changes in either of these underlying factors could affect the collectibility of a material portion of the Corporation’s loans outstanding. Each of these factors is also considered in the analysis of assessing the adequacy of the allowance for loan losses.

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

At June 30, 2004, total deposits were approximately $858.0 million, a decrease of approximately $13.1 million from $871.1 million at December 31, 2003. NOW and savings accounts, which include money market accounts, increased approximately $51.8 million to $451.5 million at June 30, 2004 from $399.7 million at December 31, 2003 and the Corporation experienced a decrease of approximately $57.8 million in time deposits to $254.2 million at June 30, 2004 from $312.0 million December 31, 2003. Noninterest bearing deposits decreased $7.2 million to $152.2 million from $159.4 million at December 31, 2003. The balances for June 30, 2004 reflect the sale of the Ione branch deposits in the amount of $15.2 million.

AMERICANWEST BANCORPORATION

In recent years, competition from non-bank investment alternatives has increased competition for retail deposits. In light of this and other factors and to further diversify its funding sources, the Corporation has expanded its use of time deposits from public entities and from credit unions and community banks. At June 30, 2004, these accounts totaled approximately $110.7 million or approximately 12.9% of total deposits. This was a decrease of approximately $78.1 million from 21.6% of total deposits at December 31, 2003.

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

Cash flows from operations contribute significantly to liquidity as well as proceeds from maturities of securities and increasing customer deposits. As indicated on the Corporation’s Condensed Consolidated Statement of Cash Flows, net cash from operating activities for the six months ended June 30, 2004 contributed approximately $8.3 million to liquidity compared to approximately $10.7 million for the six months ended June 30, 2003.

At June 30, 2004, the Corporation held cash and due from banks and interest bearing deposits with banks of approximately $26.6 million compared to approximately $48.3 million at December 31, 2003. In addition, approximately $76.5 million of the Corporation’s investments were classified as available-for-sale at June 30, 2004 as compared to approximately $40.7 million at December 31, 2003.

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

At June 30, 2004, short-term and long-term borrowings stood at approximately $73.3 million and $37.9 million, respectively. These balances represented an increase of approximately $46.2 million in short-term borrowings and an increase of approximately $28.0 million in long-term borrowings in comparison to December 31, 2003, which were $27.1 million and $9.9 million respectively. As of June 30, 2004 and December 31, 2003, AWBC had lines of credit available of approximately $69.9 million and $163.3, respectively. The lines were available for short-term and long-term maturities up to 30 years at market interest rates.

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

The table below lists AWB and AWBC’s capital ratios relative to regulatory requirements at June 30, 2004:

Capital Ratio	Regulatory Standard for “Well Capitalized” Rating	AWBC Actual Ratio	AWB Actual Ratio
Tier One Capital to Average Total Assets	5.00%	9.33%	9.17%
Tier One Capital to Risk Weighted Assets	6.00%	9.37%	9.22%
Total Capital to Risk Weighted Assets	10.00%	10.62%	10.47%

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

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

The following table summarizes purchases of the Corporation’s securities registered pursuant to section 12 of the Securities Exchange Act of 1934, made by or on behalf of the Corporation and any affiliated purchaser in the three months ended June 30, 2004:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number that May Yet Be Purchased Under the Plan[1]
April 1 - April 30, 2004	—	N/A	N/A	226,109
May 1 - May 31, 2004	20,376	$18.21	20,376	205,733
June 1 - June 30, 2004	67,976	18.05	67,976	137,757

Total	88,352	$18.10	88,352	137,757

[1]	The plan was publicly announced in September of 2001 with 739,841 shares approved to be repurchased.

On June 22, 2004, the Board of Directors amended the Corporation’s bylaws to allow shareholders 20 more days to make proposals, allow directors to serve to age 72 and clarify executive titles.

Item 3. Defaults Upon Senior Securities

No defaults upon senior securities have occurred during the first six months of 2004.

Item 4. Submission of Matters to a Vote of Security Holders

(a)	Annual meeting of shareholders was held on April 27, 2004.

(b)	Proxies for the annual meeting were solicited pursuant to Regulation 14 under the Act

(c)	Matters voted upon at the meeting

Proposal 1 – Election of Directors

	For	Withhold
Gary Bolyard	8,200,696	131,359
Wesley E. Colley	8,168,120	163,935
Craig Eerkes	8,220,364	111,691
James Rand Elliott	8,209,830	122,225
Robert J. Gardner	8,220,379	111,676
Allen Ketelsen	8,217,467	114,588
Donald H. Swartz, II	8,195,431	136,624
P. “Mike” Taylor	8,220,480	111,575

Item 5. Other Information

There is no other information to report for the first six months of 2004.

AMERICANWEST BANCORPORATION

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

The exhibits filed as part of this report and exhibits incorporated herein by reference to other documents are listed in the Index to Exhibits to this Quarterly Report on Form 10-Q (pages E-1 and E-2), including executive compensation plans and arrangements which are identified separately by asterisk:

3.1	Amended & Restated Articles of Incorporation of registrant

3.2	Amended and Restated By-Laws of registrant.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

•	Current Report on Form 8-K dated May 20, 2004 and filed May 28, 2004, Items 5 and 7.

•	Current Report on Form 8-K dated April 29, 2004 and filed April 30, 2004, Items 7 and 12.

•	Current Report on Form 8-K dated April 26, 2004 and filed on April 27, 2004, Item 10.

AMERICANWEST BANCORPORATION

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 5, 2004.

AMERICANWEST BANCORPORATION

\s\ Wesley E. Colley
Wesley E. Colley, President and
Chief Executive Officer

\s\ C. Tim Cassels
C. Tim Cassels, Executive Vice President and
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Description
3.1	Amended & Restated Articles of Incorporation of registrant.

3.2	Amended and Restated By-Laws of registrant.

10.1	Agreement and Plan of Mergers dated March 28, 2002, by and among AmericanWest Bancorporation, AmericanWest Bank, Latah Bancorporation, Inc. and Bank of Latah is incorporated herein by reference to Exhibit 2 of the registrant’s statement on Form S-4 (File No. 333-87838).

10.2	Latah Bancorporation, Inc. 1999 Employee Incentive Stock Option Plan is incorporated by reference to Exhibit 99.1 to the registrant’s statement on Form S-8 (File No. 333-101040) filed November 6, 2002.*

10.3	Latah Bancorporation, Inc. 1999 Non-Qualified Stock Option Plan is incorporated by reference to Exhibit 99.2 to the registrant’s statement on Form S-8 (File No. 333-101040) filed November 6, 2002.*

10.4	Placement Agreement dated as of September 18, 2002, between AmericanWest Bancorporation and AmericanWest Statutory Trust I, as Officers, and FTN Financial Capital Markets and Keefe, Bruyette & Woods, Inc., as Placement Agents, for the issuance of Floating Rate Capital Securities to Preferred Term Securities VII, Ltd. is incorporated by reference to the registrant’s annual report on Form 10-K (File No. 000-18561) filed March 26, 2003.

10.5	Indenture dated as of September 26, 2003, between AmericanWest Bancorporation, as Issuer, and State Street Bank and Trust Company of Connecticut, National Association, as Trustee, for the issuance of Floating Rate Junior Subordinated Deferrable Interest Debentures due 2032 is incorporated by reference to the registrant’s annual report on Form 10-K (File No. 000-18561) filed March 26, 2003.

10.6	Form of AmericanWest Bancorporation Floating Rate Junior Subordinated Deferrable Interest Debentures is incorporated by reference to the registrant’s annual report on Form 10-K (File No. 000-18561) filed March 26, 2003.

10.7	Form of AmericanWest Statutory Trust I Floating Rate Capital Securities is incorporated herein by reference to the registrant’s annual report on Form 10-K (File No. 000-18561) filed March 26, 2003.

10.8	Form of AmericanWest Statutory Trust I Floating Rate Common Securities is incorporated by reference to the registrant’s annual report on Form 10-K (File No. 000-18561) filed March 26, 2003.

10.9	Amended and Restated Declaration of Trust dated as of September 26, 2002, between AmericanWest Bancorporation, as Sponsor; Wesley E. Colley, Wade Griffith and John L. Gilbert, as Administrators; and State Street Bank and Trust Company of Connecticut National Association, as Institutional Trustee, is incorporated by reference to the registrant’s annual report on Form 10-K (File No. 000-18561) filed March 26, 2003.

10.10	Guarantee Agreement dated as of September 26, 2002, between AmericanWest Bancorporation, as Guarantor, and State Street Bank and Trust Company of Connecticut National Association, as Guarantee Trustee, is incorporated by reference to the registrant’s annual report on Form 10-K (File No. 000-18561) filed March 26, 2003.

10.11	Subscription Agreement dated as of September 26, 2002, between AmericanWest Bancorporation and AmericanWest Statutory Trust I, as Officers, and Preferred Term Securities VII, Ltd., as Purchaser, is incorporated by reference to the registrant’s annual report on Form 10-K (File No. 000-18561) filed March 26, 2003.

AMERICANWEST BANCORPORATION

Exhibit No.	Description
10.12	AmericanWest Bancorporation 2001 Incentive Stock Plan is incorporated by reference to Exhibit 99.1 to the registrant’s registration statement on Form S-8 (File No. 333-65628).*

10.13	AmericanWest Bancorporation 2001 Employee Stock Purchase Plan is incorporated by reference to Exhibit 99.1 to the registrant’s registration statement on Form S-8 (File No. 333-65630).*

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Denotes executive compensation plan or arrangement.