Form 10-Q
period 2004-09-30
AMERICANWEST BANCORPORATION
filed 2004-11-02
CIK 726990

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2004

or

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Number of Shares Outstanding
Common Stock	10,233,676 at October 26, 2004

AMERICANWEST BANCORPORATION

INDEX TO QUARTERLY REPORT ON FORM 10-Q

September 30, 2004

AMERICANWEST BANCORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CONDITION

(unaudited)

($ in thousands)

	September 30, 2004	December 31, 2003
ASSETS
Cash and due from banks	$22,962	$29,352
Overnight interest bearing deposits with other banks	4,276	18,943

Cash and cash equivalents	27,238	48,295

Securities	106,035	40,726

Loans, net of allowance for loan losses of $14,978 and $12,453, respectively	937,161	863,718

Accrued interest receivable	8,281	6,750
Premises and equipment, net	23,379	22,455
Foreclosed real estate and other foreclosed assets	7,046	7,408
Life insurance and salary continuation assets	18,705	15,643
Goodwill	12,050	12,050
Intangible assets	2,705	2,893
Other assets	4,384	3,969

TOTAL ASSETS	$1,146,984	$1,023,907

LIABILITIES
Noninterest bearing - demand deposits	$172,167	$159,425
Interest bearing deposits:
NOW and savings accounts	464,526	399,726
Time, $100,000 and over	117,802	127,117
Other time	168,385	184,857

TOTAL DEPOSITS	922,880	871,125

Short-term borrowings	94,925	27,050
Long-term borrowings	6,177	9,879
Capital lease obligations	428	542
Subordinated debentures	10,310	10,310
Accrued interest payable	829	914
Other liabilities	7,047	7,889

TOTAL LIABILITIES	1,042,596	927,709

STOCKHOLDERS’ EQUITY
Common stock, no par, shares authorized 15 million; issued and outstanding 10,232,809 and 10,127,975, respectively	100,328	78,908
Retained earnings	3,335	16,817
Accumulated other comprehensive income, net of tax	725	473

TOTAL STOCKHOLDERS’ EQUITY	104,388	96,198

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,146,984	$1,023,907

The accompanying notes are an integral part of these statements.

AMERICANWEST BANCORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

(unaudited)

($ in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
INTEREST INCOME
Interest and fees on loans	$18,849	$17,650	$53,538	$51,060
Interest on securities	930	488	1,943	1,392
Other interest income	10	28	57	81

TOTAL INTEREST INCOME	19,789	18,166	55,538	52,533

INTEREST EXPENSE
Interest on deposits	2,993	3,257	8,696	9,914
Interest on borrowings	744	304	1,469	1,103

TOTAL INTEREST EXPENSE	3,737	3,561	10,165	11,017

NET INTEREST INCOME	16,052	14,605	45,373	41,516
Provision for loan losses	1,788	1,597	8,498	3,583

NET INTEREST INCOME AFTER PROVISION	14,264	13,008	36,875	37,933

NONINTEREST INCOME
Fees and service charges	1,294	1,123	3,645	3,109
Other	582	500	2,424	1,581

TOTAL NONINTEREST INCOME	1,876	1,623	6,069	4,690

NONINTEREST EXPENSE
Salaries and employee benefits	5,870	5,083	17,290	15,026
Occupancy expense, net	770	597	2,239	1,804
Equipment expense	595	582	1,900	1,824
State business and occupation tax	321	206	720	611
Intangible assets amortization	62	63	188	188
Other	2,358	2,464	7,787	7,014

TOTAL NONINTEREST EXPENSE	9,976	8,995	30,124	26,467

INCOME BEFORE PROVISION FOR INCOME TAX	6,164	5,636	12,820	16,156

PROVISION FOR INCOME TAXES	2,186	1,926	4,037	5,632

NET INCOME	$3,978	$3,710	$8,783	$10,524

Basic earnings per common share	$0.39	$0.37	$0.86	$1.05
Diluted earnings per common share	$0.38	$0.35	$0.84	$1.00
Basic weighted average shares outstanding	10,191,775	10,057,546	10,177,990	10,051,121
Diluted weighted average shares outstanding	10,438,276	10,534,171	10,477,819	10,473,991

The accompanying notes are an integral part of these statements.

AMERICANWEST BANCORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

(unaudited)

($ in thousands)

	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$8,783	$10,524
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	8,498	3,583
Depreciation and amortization	1,758	2,142
Gain on disposal of branch	(618)	—
Compensation expense for stock options issued	50	—
Loss on sale of fixed assets	5	—
Changes in assets and liabilities:
Accrued interest receivable	(1,531)	(1,679)
Life insurance and salary continuation assets	(1,062)	(546)
Other assets	(161)	581
Accrued interest payable	(69)	(218)
Other liabilities	(1,266)	1,391

NET CASH FROM OPERATING ACTIVITIES	14,387	15,778

CASH FLOWS FROM INVESTING ACTIVITIES
Securities available-for-sale:
Maturities, sales and principal payments	14,514	17,431
Purchases	(79,477)	(10,377)
Net increase in loans and leases	(77,100)	(71,929)
Purchase of life insurance contracts	(2,000)	(3,000)
Purchases of premises and equipment	(2,588)	(2,757)
Proceeds from sale of premises and equipment	76	—
Foreclosed assets activity	(4,521)	1,296

NET CASH FROM INVESTING ACTIVITIES	(151,096)	(69,336)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	66,867	108,274
Borrowings activity	64,173	(43,148)
Principal payments on capital lease obligations	(35)	(34)
Proceeds from issuance of capital stock, exercise of stock options and employee incentive program	1,957	1,878
Cash payments for stock repurchases	(2,852)	(1,100)
Cash payments for sale of branch	(14,458)	—

NET CASH FROM FINANCING ACTIVITIES	115,652	65,870

NET CHANGE IN CASH AND CASH EQUIVALENTS	(21,057)	12,312

Cash and cash equivalents, beginning of period	48,295	38,925

Cash and cash equivalents, end of period	$27,238	$51,237

Supplemental Disclosures:
Cash paid during the period for:
Interest	$10,250	$11,235
Income taxes	$4,441	$5,000

Noncash Investing and Financing Activities:
Foreclosed real estate acquired in settlement of loans	$4,883	$3,216

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

Employee stock options are accounted for under the intrinsic value method as allowed under Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees. Stock options are generally granted at exercise prices not less than the fair market value of common stock on the date of grant. Under APB No. 25, no compensation expense is recognized pursuant to AWBC’s stock option plans for stock options that are granted at exercise prices not less than the fair market value of common stock on the date of grant. The following table sets out the pro forma amounts of net income and earnings per share that would have been reported had it elected to follow the fair value recognition provisions of Statement of Financial Accounting Standards Board No. 123, Accounting for Stock-Based Compensation, as amended.

	Three Months Ended		Nine Months Ended
($ in thousands, except per share)	September 30, 2004	September 30, 2003	September 30, 2004	September 30, 2003
Reported Net Income	$3,978	$3,710	$8,783	$10,524
Add: Stock-based compensation expense reported in net income, net of tax	33	—	33	—
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of tax effects	(115)	—	(524)	(242)

Pro forma Net Income	$3,896	$3,710	$8,292	$10,282

Basic Earnings Per Share
Reported Earnings Per Share	$0.39	$0.37	$0.86	$1.05
Stock-based employee compensation, fair value	(0.01)	—	(0.05)	(0.03)

Pro forma Earnings Per Share	$0.38	$0.37	$0.81	$1.02

Diluted Earnings Per Share
Reported Diluted Earnings Per Share	$0.38	$0.35	$0.84	$1.00
Stock-based employee compensation, fair value	(0.01)	—	(0.05)	(0.02)

Pro forma Diluted Earnings Per Share	$0.37	$0.35	$0.79	$0.98

Fair Value Assumptions:
Risk free interest rate	4.14%	—	4.06%	4.36%
Expected volatility	25.27%	—	24.94%	26.27%
Expected cash dividends	0%	—	0%	0%
Expected stock option life	10.0 years	—	8.0 years	7.0 years

AMERICANWEST BANCORPORATION

NOTE 2. Consolidation of Subsidiaries

On March 19, 2003, AWBC consolidated its two commercial banking subsidiaries, AmericanWest Bank and Bank of Latah into a single commercial bank, AmericanWest Bank. The AmericanWest Bank charter is the surviving charter.

NOTE 3. Securities

All of the securities are classified as available-for-sale and are carried at market value. Unrealized gains and losses, net of tax, are excluded from earnings and reported as a net amount as a separate component of stockholders’ equity. Gains or losses on the sale of available-for-sale securities are determined using the specific identification method. Premiums and discounts are recognized in interest income using the effective interest method over the period to maturity. Carrying amounts and fair values at September 30, 2004 and December 31, 2003 were as follows:

	September 30, 2004		December 31, 2003
($ in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
US. Treasury Securities	$500	$514	$501	$535
Obligations of Federal Government Agencies	4,147	4,145	4,056	4,073
Obligations of states, municipalities and political subdivisions	9,242	9,451	8,879	9,085
Mortgage backed securities	10,489	10,503	5,331	5,252
Corporate securities	73,509	74,368	16,148	16,817
Other securities	7,037	7,054	5,084	4,964

TOTAL	$104,924	$106,035	$39,999	$40,726

NOTE 4. Loans and Allowance for Loan Losses

Loan detail by category as of September 30, 2004 and December 31, 2003 were as follows:

($ in thousands)	September 30, 2004	December 31, 2003
Commercial real estate	$503,891	$461,538
Commercial and industrial	204,039	183,618
Agricultural	133,757	124,395
Real estate construction	42,328	32,236
Real estate mortgage	35,211	38,075
Installment	23,988	26,850
Bank cards and other	9,082	9,678

Total Loans	$952,296	$876,390

Allowance for loan losses	(14,978)	(12,453)
Deferred loan fees, net of deferred costs	(157)	(219)

Net Loans	$937,161	$863,718

AMERICANWEST BANCORPORATION

The allowance for loan loss is maintained at levels considered adequate by management to provide for possible loan losses. The allowance is based on management’s assessment of various factors affecting the loan portfolio, including problem loans, business conditions and loss experience, and an overall evaluation of the quality of the underlying collateral. Changes in the allowance for loan losses during the three and nine months ended September 30, 2004 and 2003 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2004	2003	2004	2003
Balance, beginning of period	$14,011	$11,599	$12,453	$10,272
Provision for loan losses	1,788	1,597	8,498	3,583
Loan charge-offs	(983)	(1,386)	(6,726)	(2,204)
Loan recoveries	162	31	753	190

Balance, end of period	$14,978	$11,841	$14,978	$11,841

NOTE 5. Comprehensive Income

Total comprehensive income, which includes net income and unrealized gains and losses on the Corporation’s available-for-sale securities, amounted to approximately $9.0 million and approximately $3.3 million for the nine months ended September 30, 2004 and 2003, respectively.

NOTE 6. Common Stock

In January of 2004 and 2003, the Board of Directors declared 10% common stock dividends. AWBC recorded a transfer from retained earnings to common stock for the market value of the additional shares on the date issued. Per share amounts and weighted average shares outstanding have been retroactively adjusted to reflect the stock dividends.

NOTE 7. Earnings Per Share

The following is a reconciliation of the numerators and denominators for basic and diluted per share computations for net income for the three and six months ended September 30:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands, except per share)	2004	2003	2004	2003
Numerator:
Net income	$3,978	$3,710	$8,783	$10,524

Denominator:
Weighted average number of common shares outstanding	10,191,775	10,057,546	10,177,990	10,051,121
Incremental shares assumed for stock options	246,501	476,625	299,829	422,870

Total	10,438,276	10,534,171	10,477,819	10,473,991

NOTE 8. Sale of Branch

On June 4, 2004, AWBC sold a branch to another bank. The branch was located in Ione, Washington and consisted of approximately $15.1 million deposits. AWBC recorded a gain of approximately $618,000 related to this sale which is included in noninterest income for the nine months ended September 30, 2004. Operating results reflect activity in this branch up to the date of sale.

NOTE 9. Accounting Pronouncements

In December 2003, the FASB issued revised Interpretation No. 46, Consolidation of Variable Interest Entities (VIE), as amended and interpreted. It defined a VIE as a corporation, partnership, trust, or any other legal structure used for the business purpose that either does not have equity investors with voting rights or has equity investors that do not provide sufficient financial resources for the entity to support its activities. This interpretation requires a VIE to be consolidated or deconsolidated by a corporation generally based on the risk of loss or return. AWBC has a VIE in the form of a Trust set up to issue subordinated debentures and accordingly, the implementation of the Interpretation required the deconsolidation of the Trust. AWBC adopted the Interpretation retroactively. AWBC’s investment in the Trust is not consolidated and is accounted for under the equity method and included in other assets on the Condensed Consolidated Statement of Condition. The subordinated debentures issued and guaranteed by the Corporation and held by the trust are reflected on the Corporation’s Condensed Consolidated Statement of Condition.

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

The following discussion contains a review of the results of operations and financial condition for the three and nine months ended September 30, 2004 and 2003. This information should be read in conjunction with the financial statements and related notes appearing in this report. The reader is assumed to have access to AWBC’s Form 10-K for the year ended December 31, 2003, which contains additional information.

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

AMERICANWEST BANCORPORATION

Performance Overview

The table below summarizes the Corporation’s financial performance for the three and nine months ending September 30, 2004 and 2003:

	Three Months Ended September 30,			Nine Months Ended September 30,
($ in thousands except per share data)	2004	2003	% Change	2004	2003	% Change
Interest Income	$19,789	$18,166	8.9%	$55,538	$52,533	5.7%
Interest Expense	3,737	3,561	4.9%	10,165	11,017	-7.7%

Net Interest Income	16,052	14,605	9.9%	45,373	41,516	9.3%

Provision for Loan Loss	1,788	1,597	12.0%	8,498	3,583	137.2%
Net interest income after provision for loan losses	14,264	13,008	9.7%	36,875	37,933	-2.8%

Noninterest Income	1,876	1,623	15.6%	6,069	4,690	29.4%
Noninterest Expense	9,976	8,995	10.9%	30,124	26,467	13.8%

Income before Taxes	6,164	5,636	9.4%	12,820	16,156	-20.6%

Income Tax Expense	2,186	1,926	13.5%	4,037	5,632	-28.3%

Net Income	$3,978	$3,710	7.2%	$8,783	$10,524	-16.5%

Basic earnings per common share	$0.39	$0.37		$0.86	$1.05
Diluted earnings per common share	$0.38	$0.35		$0.84	$1.00

Net Income

The Corporation reported net income of approximately $4.0 million or $0.38 per fully diluted share for the three months ended September 30, 2004 compared to approximately $3.7 million and $0.35 for the same period in 2003. The Corporation reported net income of approximately $8.8 million or $0.84 per fully diluted share for the nine months ended September 30, 2004 compared to approximately $10.5 million and $1.00 for the same period in 2003. Return on average assets for the nine months ending September 30, 2004 and 2003 was 1.10% and 1.51%, respectively. The return on average equity for the nine months ended September 30, 2004 and 2003 was 11.70% and 16.29%, respectively.

During the nine months ended September 30, 2004 the Corporation recorded a $4.0 million, pre-tax, additional loan loss provision which AWBC originally announced on May 20, 2004 and a gain on the divestiture of a single branch in the amount of $618 thousand, pre-tax, which was included in results reported for the six months ended June 30, 2004. On a pro forma basis without these two events, the net income for the nine months ended September 30, 2004 was $11.0 million. Diluted earnings per share, on a pro forma basis, were $1.05 for the nine months ended September 30, 2004. The following is a table to reconcile the pro forma net income and GAAP income:

Nine months ended September 30, 2004
Net income as reported	$8,783
Add: Loan loss provision for one relationship	4,000
Less: Gain on divesture of branch	(618)
Less: Tax impact of above items	(1,184)

Pro forma net income	$10,981

AMERICANWEST BANCORPORATION

Net Interest Income

Net interest income was approximately $16.1 million for the three months ended September 30, 2004, an increase from approximately $14.6 million for the like period in 2003. Net interest income was approximately $45.4 million for the first nine months of 2004 compared to $41.5 million during the first nine months of 2003. The increase in net interest income for both time periods was largely due to increases in the level of average earning assets, and a decrease in the cost of deposits. These were partially offset by decreases in interest and fees earned on loans and securities. There was a decrease in net interest margin to 6.22% for the period ended September 30, 2004 compared to 6.43% for the like period last year. This decrease was due to a decrease on loan yields, changes in the mix of earning assets and mix of interest costing liabilities which were offset partially by an increase in investment yields and decreases in deposit and borrowing costs.

The following table sets forth the Corporation’s net interest margin for the year to date ending September 30, 2004 and 2003:

	2004			2003
	Average	Interest	%	Average	Interest	%
Loans	$903,669	$48,069	7.09%	$810,494	$44,564	7.35%
Loan fees		5,469	0.81%		6,496	1.07%
Investments	68,727	2,000	3.88%	52,243	1,473	3.77%

Total earning assets	972,396	55,538	7.61%	862,737	52,533	8.14%

Other assets	95,691			70,466

Total assets	$1,068,087	$55,538		$933,203	$52,533

Interest-bearing deposits	$721,660	$8,696	1.61%	$657,145	$9,914	2.02%
Borrowings	83,928	1,469	2.33%	45,594	1,103	3.23%

Total interest-bearing liabilities	805,588	10,165	1.68%	702,739	11,017	2.10%

Noninterest bearing deposits	154,884			136,189
Other liabilities	7,555			7,895

Total liabilities	968,027	10,165		846,823	11,017

Equity	100,060			86,380

Total liabilities and capital	$1,068,087	$10,165		$933,203	$11,017

Net interest income		$45,373			$41,516
Net interest margin to average earning assets			6.22%			6.43%

The above table includes non-accrual loans in the average loan balance. In accordance with AWBC’s accounting policies, the interest on these loans is not included in interest income.

Provision for Loan Losses

Provision for loan losses increased to approximately $1.8 million in the third quarter, compared to approximately $1.6 million in the third quarter of 2003, and provision for loan losses increased to $8.5 million for the nine months ended September 30, 2004 compared to $3.6 million for the nine months ended September 30, 2003. The provision for the nine months ended September 30, 2004 included an additional provision of $4.0 million for a single relationship. AWBC announced this provision on May 20, 2004. Provisions are made to reserve for known and inherent risk characteristics within the loan portfolio. The increase was due to continued internal growth of the loan portfolio and management’s continual assessment of specific loan characteristics. AWBC and its subsidiary regularly evaluate the level of provision and the allowance for loan losses for adequacy by considering changes in the nature of the loan portfolio, overall portfolio, overall portfolio quality, industry concentrations, delinquency trends, current economic factors and estimated impact of current economic conditions that may affect a borrower’s ability to pay. Management continually monitors the economic conditions of the Corporation’s market, which includes Eastern Washington and Northern Idaho and includes this information in the analysis of its Provision for Loan Losses. In addition, management includes general economic conditions for its analysis. The use of different estimates or assumptions could produce different provision for loan loss. In addition, the allowance for loan losses and the provision for loan losses are subject to regulatory supervision and examination.

AMERICANWEST BANCORPORATION

Noninterest Income

Noninterest income for the three and nine months ended September 30, 2004 was approximately $1.9 million and $6.1 million, respectively. This represented an increase from approximately $1.6 million and $4.7 million for the like period in 2003. Fees and service charges increased during the three months ended September 30, 2004 to approximately $1.3 million from approximately $1.1 million in 2003. The fees and services charges increased during the nine months ended September 30, 2004 to approximately $3.6 million from approximately $3.1 million in 2003. The increases in these areas are primarily due to an increase in the number of transaction related deposit accounts and an increase in activity related to those accounts. Additionally, the Corporation raised the majority of its service fees related to deposit accounts in the three months ended September 30, 2004 to reflect changes in overall market conditions and comparable costs for these types of fees. Other income increased by approximately $0.8 million for the nine months ended September 30 due to the gain on the sale of a branch of approximately $0.6 million which was recorded in 2004, and increases in the cash value of life insurance policies and gains on sale of real estate owned.

Noninterest Expense

Noninterest expense increased to approximately $10.0 million for the three months ended September 30, 2004 from approximately $9.0 million in the comparable quarter of 2003. The noninterest expense for the nine months ended September 30, 2004 increased to approximately $30.1 million compared to $26.5 million in 2003. This increase is due mainly to increases in salaries and employee benefits and foreclosed real estate and other foreclosed asset expenses. The salaries and employee benefits costs for the three and nine months ended September 30, 2004 have increased approximately $0.8 million and $2.3 million, respectively, as compared to the prior year. This increase is due to incentive compensation, additional staffing, and increased healthcare costs. The foreclosed real estate and other foreclosed asset expenses have increased approximately $0.8 million for the nine months ended September 30, 2004 from the prior year.

Income Tax Expense

Income tax expense has decreased as a percentage of income before income taxes for the nine month period ended September 30, 2004 to 31.5% compared to 34.9% in 2003. There were two buildings placed into service during the first quarter in which AWBC had purchased historical rehabilitation tax credits. The Corporation has recognized these tax credits during the nine months ended September 30, 2004 causing the effective tax rate to decrease. Without the effect of the historical rehabilitation tax credits, the effective tax rate for the nine months ended September 30, 2004 would have been 35.9%.

Nonperforming Assets

Nonperforming assets include loans that are 90 or more days past due or in non-accrual status and real estate and other loan collateral acquired through foreclosure. Total nonperforming assets were approximately $23.7 million or 2.07% of total assets at September 30, 2004. This compares to approximately $19.9 million or 1.95% of assets at December 31, 2003. The majority of nonperforming assets are comprised of several loans and properties.

The Corporation has acquired title to an ice skating complex in Spokane in foreclosed real estate and other foreclosed assets. It is carried at $1.7 million and is being operated as an ice skating rink. The asset is being carried at estimated market value and is being marketed as an operating facility.

The Corporation has acquired title to a retail/office complex in Spokane that totals $3.2 million in foreclosed real estate and other foreclosed assets. The Corporation has a pending offer from a buyer for an amount in excess of the asset amount, pending certain contingencies. Contingencies include environmental due diligence which is ongoing. If the offer is not accepted or sale does not occur, the property will be listed with a real estate professional, and marketed as a retail/office facility.

The Corporation has a restaurant/entertainment facility in foreclosed real estate and other foreclosed assets totaling $1.0 million. The facility is located on lease ground for which the Corporation has assumed a long-term lease. The facility is being marketed as a restaurant/entertainment facility.

AMERICANWEST BANCORPORATION

Management has recognized $5.2 million in loans to a wine grape vineyard and winery as non-accruing due to continuing operating losses and inadequate cash flow to service debt. The entities continue to operate, and the Corporation is evaluating collateral coverage at this time.

Management has recognized a $3.0 million loan to a manufacturer of motor homes as non-accruing due to a maturity of the credit line and an exit strategy by the Corporation. Evaluation of collateral coverage is ongoing, and it is believed that the collateral provides adequate coverage at this time.

Management has recognized a $0.9 million loan to an Ethanol production plant as non-accruing due to a bankruptcy filing and uncertainty regarding the collection of principal and interest. The loan is a purchased participation and represents 12% of the total obligation of the borrower. The borrower resumed payments in March of 2004, and has made monthly payments since under approval of the bankruptcy court. Sale of the property is being sought by the trustee.

At period end, a lodging property loan in the amount of $1.8 million was in excess of 90 days past maturity date, and was believed to be well secured and in the process of collection. Subsequent to period end, the Corporation learned that the borrowing entity would not execute renewal documents, and the loan has been placed on non-accruing status. The Corporation is evaluating collateral coverage, and it is believed that the loan remains well secured.

Financial Condition

The Corporation’s consolidated assets at September 30, 2004 and December 31, 2003 were approximately $1.1 billion and $1.0 billion, respectively. Cash and cash equivalents decreased to approximately $27.2 million at September 30, 2004 from $48.3 million at December 31, 2003. Securities have increased to approximately $106.0 million at September 30, 2004 from $40.7 million at December 31, 2003.

Deposits increased to approximately $922.9 million at September 30, 2004 compared to approximately $871.1 million at December 31, 2003. Short-term and long-term borrowings increased by approximately $64.2 million to approximately $101.1 million from approximately $36.9 million at December 31, 2003. Included in these effects is the sale of the Ione Branch which consisted of approximately $15.1 million in deposits.

Total stockholders’ equity was approximately $104.4 million at September 30, 2004, up from approximately $96.2 million at December 31, 2003. The increase in stockholders’ equity was mostly due to net income and exercises of stock options which were partially offset by stock repurchases.

Investment Portfolio

The Corporation’s investment portfolio increased from approximately $40.7 million at December 31, 2003 to approximately $106.0 million at September 30, 2004. This increase was due to purchases and increases in market values of certain securities which were partially offset by security payments, maturities, sales and decreases in the market values of certain securities. The majority of the increase was related to purchases of certain collateralized bond obligations that are collateralized by Trust Preferred securities issued by financial institutions and insurance companies. The securities generally are adjustable rate on a quarterly basis. These securities were funded using Federal Home Loan Bank advances. The major classifications of investments as of September 30, 2004 and December 31, 2003 can be found in the Notes to Condensed Consolidated Financial Statements. All securities are classified as available-for–sale. Management believes that this classification provides greater flexibility to respond to interest rate changes and liquidity needs.

Loan Portfolio

The major classifications of loans at September 30, 2004 and December 31, 2003 can be found in the Notes to Condensed Consolidated Financial Statements.

Total gross loans were approximately $952.3 million as of September 30, 2004 compared to approximately $876.4 million at December 31, 2003. This increase was due to increases in commercial real estate loans, commercial and industrial loans, agricultural loans and real estate construction loans. The increases in agricultural loans and real estate construction loans were related to seasonal demand and new activity. The increases in commercial and industrial loans and commercial real estate loans were related to increases from existing customers and the addition of new customers. Decreases in real estate mortgage loans, installment loans and bankcards and other were related to periodic payments and maturities, which were offset by new lending activity.

AMERICANWEST BANCORPORATION

Allowance for Loan Losses

At September 30, 2004, the Corporation’s allowance for loan losses was approximately $15.0 million or 1.57% of total gross loans. This compares to approximately $12.5 million or 1.42% at December 31, 2003. The allowance for loan losses is increased by charges to income through the provision for loan losses and decreased by charge-offs, net of recoveries. Loans are charged to the allowance when management believes the collection of principal is unlikely.

The increase was related to provision for loan losses of approximately $8.5 million, which included an additional provision related to a single borrower relationship of $4.0 million which the Corporation disclosed on May 20, 2004. The provision for loan losses was offset by charge-offs of $6.7 million, comprised of the $4.0 million charge off related to the provision listed above, a $0.6 million charge off on a loan relationship with a light manufacturer and a $0.7 million charge off related to a loan relationship with a technology entity. The Corporation recognized $0.8 million in recoveries which included a single recovery of $0.5 million related to a single borrowing relationship.

In assessing the adequacy of the allowance for loan losses, management utilizes an analysis of credits for objectively analyzing recent historical loan loss experience and projecting future allowance requirements. The analysis provides an inherent loss rate by risk ratings. Each category of risk rating is assigned a projected loss value based upon general historic valuations and current management expectations for future losses. Additionally, management utilizes an analysis of impaired loans, determining the collateral coverage of loans to assess the adequacy of the allowance. Management also compares projected future allowance requirements with current nonperforming loan conditions and historical loss statistics. Finally, management utilizes judgment based on individual loan evaluations, delay in receipt of customer financial information, related credit facilities, volatility of economic and customer specific conditions or concentrations, and delinquency rates in assessing allowance for loan losses.

The majority of the Corporation’s loans are to small and medium-sized businesses, agricultural businesses, professionals and consumers in Eastern Washington and Northern Idaho and are secured by residential and commercial real estate, crops and business inventory and receivables. Real estate values in this area remain stable. Prices for agricultural commodities also remain at normal levels. However, significant, long-term changes in either of these underlying factors could affect the collectability of a material portion of the Corporation’s loans outstanding. Each of these factors is also considered in the analysis of assessing the adequacy of the allowance for loan losses.

Management believes that the allowances for loan losses and other real estate owned are adequate. While management uses currently available information to recognize losses on loans and foreclosed real estate, future additions to the allowances may be necessary based on changes in economic conditions, borrower or loan characteristics. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Corporation’s allowance for loan losses and foreclosed real estate. Such agencies may require the Corporation to recognize additions to the allowance based on their judgments of information available to them at the time of their examination.

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

At September 30, 2004, total deposits were approximately $922.9 million, a increase of approximately $51.8 million from $871.1 million at December 31, 2003. NOW and savings accounts, which include money market accounts, increased approximately $64.8 million to $464.5 million at September 30, 2004 from $399.7 million at December 31, 2003 and the Corporation experienced a decrease of approximately $25.8 million in time deposits to $286.2 million at September 30, 2004 from $312.0 million December 31, 2003. Noninterest bearing deposits increased $12.7 million to $172.2 million from $159.4 million at December 31, 2003. The balances for September 30, 2004 reflect the sale of the Ione branch deposits in the amount of $15.1 million.

AMERICANWEST BANCORPORATION

In recent years, competition from non-bank investment alternatives has increased competition for retail deposits. In light of this and other factors and to further diversify its funding sources, the Corporation has expanded its use of time deposits from public entities and from credit unions and community banks. At September 30, 2004, these accounts totaled approximately $200.0 million or approximately 21.7% of total deposits. At December 31, 2003, these deposits totaled approximately $188.8 million or approximately 21.6% of total deposits.

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

Cash flows from operations contribute significantly to liquidity as well as proceeds from maturities of securities and increasing customer deposits. As indicated on the Corporation’s Condensed Consolidated Statement of Cash Flows, net cash from operating activities for the nine months ended September 30, 2004 contributed approximately $14.4 million to liquidity compared to approximately $15.8 million for the nine months ended September 30, 2003.

At September 30, 2004, the Corporation held cash and due from banks and interest bearing deposits with banks of approximately $27.2 million compared to approximately $48.3 million at December 31, 2003. In addition, approximately $106.0 million of the Corporation’s investments were classified as available-for-sale at September 30, 2004 as compared to approximately $40.7 million at December 31, 2003.

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

At September 30, 2004, short-term and long-term borrowings stood at approximately $94.9 million and $6.2 million, respectively. These balances represented an increase of approximately $67.9 million in short-term borrowings and a decrease of approximately $3.7 million in long-term borrowings in comparison to December 31, 2003, which were $27.1 million and $9.9 million respectively. As of September 30, 2004 and December 31, 2003, AWBC had lines of credit available of approximately $145.0 million and $163.3, respectively. The lines were available for short-term and long-term maturities up to 30 years at market interest rates.

As a federally-regulated bank holding corporation, the Corporation is required to maintain minimum levels of capital at all times at both AWBC and AWB. Bank regulatory agencies have promulgated regulations that measure the Corporation’s capital in three ways. Tier one capital, currently comprised of stockholders’ equity and trust preferred securities, is measured against assets both on a book basis and on a risk-weighted basis according to standardized risk categories for specific types of assets. In addition, tier one capital is adjusted for certain other items, most prominently the allowance for loan losses and certain intangibles, to arrive at defined total regulatory capital. This amount is then measured against risk-weighted assets.

AMERICANWEST BANCORPORATION

The table below lists AWB and AWBC’s capital ratios relative to regulatory requirements at September 30, 2004:

Capital Ratio	Regulatory Standard for “Well Capitalized” Rating	AWBC Actual Ratio	AWB Actual Ratio
Tier One Capital to Average Total Assets	5.00%	8.83%	8.75%
Tier One Capital to Risk Weighted Assets	6.00%	9.33%	9.25%
Total Capital to Risk Weighted Assets	10.00%	10.59%	10.51%

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

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

The following table summarizes purchases of the Corporation’s securities registered pursuant to section 12 of the Securities Exchange Act of 1934, made by or on behalf of the Corporation and any affiliated purchaser in the three months ended September 30, 2004:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number that May Yet Be Purchased Under the Plan[1]
July 1 - July 31, 2004	21,492	$18.92	21,492	116,265
August 1 - August 31, 2004	39,134	17.92	39,134	77,131
September 1 - September 30, 2004	7,251	18.21	7,251	69,880

Total	67,877	$18.22	67,877	69,880

[1]	The plan was publicly announced in September of 2001 with 739,841 shares approved to be repurchased.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

No items were submitted to a vote during the period covered by this report.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

The exhibits filed as part of this report and exhibits incorporated herein by reference to other documents are listed in the Index to Exhibits to this Quarterly Report on Form 10-Q, including executive compensation plans and arrangements which are identified separately by asterisk:

10.14	Employment Agreement dated as of September 20, 2004, between AmericanWest Bancorporation, AmericanWest Bank, and Robert M. Daugherty.*

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Denotes executive compensation plan or arrangement.

AMERICANWEST BANCORPORATION

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on October 28, 2004.

AMERICANWEST BANCORPORATION

\s\ Robert M. Daugherty
Robert M. Daugherty, President and
Chief Executive Officer

\s\ C. Tim Cassels
C. Tim Cassels, Executive Vice President and
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Description
3.1	Amended & Restated Articles of Incorporation of registrant are incorporated herein by reference to Exhibit 3.1 to the registrant’s quarterly report on Form 10-Q for the period ended June 30, 2004.

3.2	Amended and Restated Bylaws of registrant are incorporated herein by reference to Exhibit 3.2 to the registrant’s quarterly report on Form 10-Q for the period ended June 30, 2004.

10.1	Agreement and Plan of Mergers dated March 28, 2002, by and among AmericanWest Bancorporation, AmericanWest Bank, Latah Bancorporation, Inc. and Bank of Latah is incorporated herein by reference to Exhibit 2 of the registrant’s statement on Form S-4 (File No. 333-87838).

10.2	Latah Bancorporation, Inc. 1999 Employee Incentive Stock Option Plan is incorporated by reference to Exhibit 99.1 to the registrant’s statement on Form S-8 (File No. 333-101040) filed November 6, 2002.*

10.3	Latah Bancorporation, Inc. 1999 Non-Qualified Stock Option Plan is incorporated by reference to Exhibit 99.2 to the registrant’s statement on Form S-8 (File No. 333-101040) filed November 6, 2002.*

10.4	Placement Agreement dated as of September 18, 2002, between AmericanWest Bancorporation and AmericanWest Statutory Trust I, as Officers, and FTN Financial Capital Markets and Keefe, Bruyette & Woods, Inc., as Placement Agents, for the issuance of Floating Rate Capital Securities to Preferred Term Securities VII, Ltd. is incorporated by reference to the registrant’s annual report on Form 10-K (File No. 000-18561) filed March 26, 2003.

10.5	Indenture dated as of September 26, 2003, between AmericanWest Bancorporation, as Issuer, and State Street Bank and Trust Company of Connecticut, National Association, as Trustee, for the issuance of Floating Rate Junior Subordinated Deferrable Interest Debentures due 2032 is incorporated by reference to the registrant’s annual report on Form 10-K (File No. 000-18561) filed March 26, 2003.

10.6	Form of AmericanWest Bancorporation Floating Rate Junior Subordinated Deferrable Interest Debentures is incorporated by reference to the registrant’s annual report on Form 10-K (File No. 000-18561) filed March 26, 2003.

10.7	Form of AmericanWest Statutory Trust I Floating Rate Capital Securities is incorporated herein by reference to the registrant’s annual report on Form 10-K (File No. 000-18561) filed March 26, 2003.

10.8	Form of AmericanWest Statutory Trust I Floating Rate Common Securities is incorporated by reference to the registrant’s annual report on Form 10-K (File No. 000-18561) filed March 26, 2003.

10.9	Amended and Restated Declaration of Trust dated as of September 26, 2002, between AmericanWest Bancorporation, as Sponsor; Wesley E. Colley, Wade Griffith and John L. Gilbert, as Administrators; and State Street Bank and Trust Company of Connecticut National Association, as Institutional Trustee, is incorporated by reference to the registrant’s annual report on Form 10-K (File No. 000-18561) filed March 26, 2003.

10.10	Guarantee Agreement dated as of September 26, 2002, between AmericanWest Bancorporation, as Guarantor, and State Street Bank and Trust Company of Connecticut National Association, as Guarantee Trustee, is incorporated by reference to the registrant’s annual report on Form 10-K (File No. 000-18561) filed March 26, 2003.

AMERICANWEST BANCORPORATION

Exhibit No.	Description
10.11	Subscription Agreement dated as of September 26, 2002, between AmericanWest Bancorporation and AmericanWest Statutory Trust I, as Officers, and Preferred Term Securities VII, Ltd., as Purchaser, is incorporated by reference to the registrant’s annual report on Form 10-K (File No. 000-18561) filed March 26, 2003.

10.12	AmericanWest Bancorporation 2001 Incentive Stock Plan is incorporated by reference to Exhibit 99.1 to the registrant’s registration statement on Form S-8 (File No. 333-65628).*

10.13 10.14

AmericanWest Bancorporation 2001 Employee Stock Purchase Plan is incorporated by reference to Exhibit 99.1 to the registrant’s registration statement on Form S-8 (File No. 333-65630).*

Employment Agreement dated as of September 20, 2004, between AmericanWest Bancorporation, AmericanWest Bank, and Robert M. Daugherty.*

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