Form 10-K
period 2004-12-31
AMERICANWEST BANCORPORATION
filed 2005-03-15
CIK 726990

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 0-18561

AMERICANWEST BANCORPORATION

(Exact name of registrant as specified in its charter)

Washington	91-1259511
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

41 West Riverside Avenue, Suite 400

Spokane, Washington 99201

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

The aggregate market value of the common stock was held by non-affiliates of the registrant is approximately $195,589,000 based on the June 30, 2004 closing price of the registrant’s common stock as quoted on the Nasdaq National Market of $19.15.

The number of shares of the registrant’s common stock outstanding at February 25, 2005 was 10,356,704.

DOCUMENTS INCORPORATED BY REFERENCE

Documents of the Registrant	Form 10-K Reference Locations
Portions of the 2005 Proxy Statement	PART III

ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR

ENDED DECEMBER 31, 2004

PART I

Forward Looking Statements.

Certain matters discussed or incorporated by reference in this Annual Report on Form 10-K including, but not limited to, matters described in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (PSLRA), including statements about the business strategy, financial condition, results of operations, future financial targets and earnings outlook of the Company. The forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Those factors include, but are not limited to, impact of the current national and regional economy on small business loan demand in the Company’s market, loan delinquency rates, changes in portfolio composition, the Company’s ability to increase market share, the Company’s ability to attract quality commercial business, the Company’s ability to expand its markets through new branches and acquisitions, interest rate movements and the impact on margins such movement may cause, changes in the demographic make-up of the Company’s market, the Company’s products and services, the Company’s ability to attract and retain qualified people, regulatory changes, competition with other banks and financial institutions, and other factors. Words such as “targets,” “expects,” “anticipates,” “believes,” other similar expressions or future or conditional verbs such as “will,” “may,” “should,” “would,” and “could” are intended to identify such forward-looking statements. Readers should not place undue reliance on the forward-looking statements, which reflect management’s view only as of the date hereto. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect subsequent events or circumstances. This statement is included for the express purpose of protecting the Company under PSLRA’s safe harbor provisions.

Item 1. Business.

AmericanWest Bancorporation

AmericanWest Bancorporation (AWBC or the Company) is a Washington corporation registered as a bank holding company, under the Bank Holding Company Act of 1956. AWBC is headquartered in Spokane, Washington. AWBC’s wholly-owned subsidiary is AmericanWest Bank (AWB or Bank), a Washington state chartered bank, that operates in Eastern and Central Washington and Northern Idaho. Unless otherwise indicated, reference to AWBC shall include its wholly-owned subsidiary AWB. At December 31, 2004, AWBC had total assets of $1.0 billion, net loans of $0.9 billion, deposits of $0.9 billion and stockholders’ equity of $0.1 billion. The discussion in this Annual Report on AWBC and its financial statements reflects AWBC’s acquisition of Latah Bancorporation, Inc. and its subsidiary, Bank of Latah (BOL), on July 31, 2002, which operated as a subsidiary of AWBC until AmericanWest Bank and BOL merged on March 19, 2003. AWBC was founded in 1983 and trades on NASDAQ under the symbol of AWBC.

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

Bank

AWB, a Washington state-chartered community bank, conducts its banking business through forty-two locations throughout Eastern and Central Washington and Northern Idaho.

AWB offers a full range of financial services to commercial and consumer customers, including industrial and agricultural enterprises, government entities, not-for-profit entities, and individuals. These services include short-term and medium-term loans, revolving credit lines, inventory and accounts receivable financing, mortgages, equipment leases, savings programs, checking accounts, personal loans, and bank credit cards, as well as a variety of account access programs such as debit cards, online banking, and online bill payment. The Bank’s services are primarily directed to the communities in which its financial centers are located and are targeted at the needs of commercial, private banking and consumer customers in these communities.

Business Strategy

AWBC pursues a profit-based growth strategy, the key components of which include:

•	Increasing market share in existing communities through hands-on participation and active engagement in each community.

•	Expanding the markets served through new products and services to serve an expanded audience.

•	Providing service to AWBC’s customers that is based on finding solutions and providing accurate, timely, and intelligent answers.

•	Expanding the markets served through de novo branching and acquisitions

Increasing market share in existing communities through hands-on participation and active engagement in each community. AWBC management believes the Bank is engaged in each community as a hands-on partner focused on improving quality of life. AWBC’s position as a local, community bank sends a powerful message that distinguishes it immediately in the minds of customers, prospects, and community leaders. The Company’s smaller size makes it more adaptable than national or large-scale regional banks. Customers aren’t boxed in by the bureaucracies of the larger, national and regional banks; AWBC extends a certain financial flexibility to its customers that can only come from local leadership and commitment. This commitment is evident not only through the services offered, but also through active participation in causes that contribute to the quality of life, especially in the areas of housing, healthcare, and youth and education.

Expanding the markets served through new products and services to serve an expanded audience. Since its formation, AWBC has focused primarily on commercial banking to small and medium-sized businesses, with limited retail banking services to consumers. Management believes that AWBC can continue to gain market share by expanding its retail product offerings for consumers and businesses. A more complete line of financial products and services will help consumers use money, save money, and manage money, in both their personal and business lives.

Providing service to AWBC’s customers that is based on finding solutions and providing accurate, timely, and intelligent answers. This service model applies to AWBC’s service internally as well as service to customers. The Company’s overall focus is on offering customers greater value than the larger, regional and national banks. AWBC is more responsive and innovative. The Company’s customers and communities trust it for their banking needs because they know AWBC as a local provider of banking products and services that is helping them achieve their financial goals. To increase market share and profitability, AWBC places a strong emphasis on moving from a transactional (order-taking) environment to a relationship banking culture where service is based on recommending additional products and services that can benefit a customer, thereby providing better service.

Expanding the markets served through de novo branching and acquisitions. AWBC intends to expand its presence in the Pacific Northwest by opening new branches and possibly acquiring other financial institutions. Management considers a variety of criteria in evaluating potential branch expansion, including the demographics and short and long-term growth prospects for the location, the management and other resources needed to integrate the branch into its existing operations, the degree to which the branch would enhance the geographic diversity of AWBC or would enhance the presence in an existing market, and the estimated cost of opening and operating the branch as compared to the cost of acquiring an existing office and deposit base.

In addition to internal growth, there may be attractive opportunities to grow AWBC through carefully selected acquisitions of other financial institutions or their branches within or adjacent to the Company’s market area. The Company’s ability to make future acquisitions depends on several factors such as the availability of suitable acquisition candidates, necessary regulatory and shareholder approval, and compliance with applicable capital requirements and, in the case of cash acquisitions, on its cash assets or ability to acquire cash. AWBC may need to obtain additional debt and equity capital in pursuing an acquisition strategy. AWBC’s access to capital markets or the costs of this capital can be impacted by economic, financial, competitive and other conditions beyond AWBC’s control. Further, acquisition candidates may not be available in the future on favorable terms. Therefore, no assurance can be made that future acquisitions will occur.

Lending Activities

AWBC’s loan portfolio consists primarily of commercial loans, commercial real estate loans, agricultural loans, real estate mortgage loans, residential real estate and other construction loans, consumer installment loans and bankcard loans. At December 31, 2004, AWBC had total gross loans outstanding of $0.9 billion, which equals 104% of AWBC’s deposits and 88% of its assets. The majority of the loans held by AWBC were to borrowers within the Company’s principal market areas. See loan category amounts for five years in Item 6, selected financial data.

Commercial Loans. Commercial loans primarily consist of loans to businesses for various purposes, including term loans, revolving lines of credit, equipment financing loans and letters of credit. These loans generally mature within one to five years, have adjustable rates and are secured by inventory, accounts receivable, or equipment, although certain loans are unsecured. Commercial lending has increased risk in comparison to certain other types of lending as a result of dependence on income production for future repayment, and in certain circumstances, the lack of tangible collateral. Commercial loans are underwritten based on the financial strength and repayment ability of the borrower, as well as the value of any collateral securing the loans. Commercial lending operations rely on a strong credit culture that combines prudent credit policies and individual lender accountability.

Commercial Real Estate Loans. Commercial real estate loans primarily consist of loans to purchase or construct commercial and multifamily properties. These loans are secured by real estate, generally mature in five to ten years and can be fixed or adjustable rate. Commercial real estate loans include commercial construction loans. Construction loans may involve additional risks because loan funds are collateralized by the project under construction, which is of uncertain value prior to completion. Delays may arise from labor problems, material shortages may be experienced and other unpredictable contingencies may occur. It is important to evaluate accurately the total loan funds required to complete a project and related loan-to-value ratios. Because of these factors, the analysis of prospective construction loan projects requires an expertise that is different in significant respects from the expertise required for commercial real estate lending. AWBC’s underwriting criteria are designed to evaluate and minimize the risks of each commercial construction loan. Among other things, AWBC considers evidence of the availability of permanent financing for the borrower, the reputation of the borrower, the amount of the borrower’s equity in the project, the independent appraisal and review of cost estimates, the pre-construction sale and leasing information, and the cash flow projections of the borrower.

Agricultural Loans. Agricultural loans primarily consist of farm loans to finance operating expenses. These loans generally mature within one year, have adjustable rates and are secured by farm real estate, equipment, crops or livestock. Since agricultural loans present certain risks not associated with other types of lending, ordinarily the policy of AWBC is to make such loans only to agricultural producers with diverse production ability, thereby mitigating the risk of loss attributable to a crop failure or the deterioration of commodity prices.

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

Construction Loans. Construction loans are made to individuals and contractors to construct primarily single-family principal residences. These loans typically have maturities of twelve months. Interest rates are typically fixed, although some adjustable-rate loans are made. The Company’s policies normally require that a permanent financing commitment be in place before a construction loan is made to an individual borrower. Construction loans may involve additional risks because loan funds are collateralized by the project under construction, which is of uncertain value prior to completion. Delays may arise from labor problems, material shortages may be experienced and other unpredictable contingencies may occur. It is important to evaluate accurately the total loan funds required to complete a project and related loan-to-value ratios. Because of these factors, the analysis of prospective construction loan projects requires an expertise that is different in significant respects from the expertise required for real estate mortgage lending. Construction lending is generally considered to involve a higher degree of collateral risk than long-term financing of residential properties. AWBC’s risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property’s value and marketability at completion of construction or development and the estimated cost (including interest) of construction. If the estimate of construction cost proves to be inaccurate, the Company may be required to advance funds beyond the amount originally committed to permit completion of the project. If the estimate of value upon completion proves to be inaccurate, the Company may be confronted at, or prior to, the maturity of the loan with a project whose value is insufficient to assure full repayment. AWBC’s underwriting criteria are designed to evaluate and minimize the risks of each real estate construction loan. Among other things, AWBC considers evidence of the availability of permanent financing for the borrower, the reputation of the borrower, the amount of the borrower’s equity in the project, the independent appraisal and review of cost estimates, the pre-construction sale and leasing information, and the cash flow projections of the borrower.

Installment and Other Loans. Installment and other loans are primarily automobile, bankcard and personal loans, otherwise known as consumer loans. These loans generally have maturities of five years or less, and fixed interest rates. Consumer lending may involve special risks, including decreases in the value of collateral and transaction costs associated with foreclosure and repossession.

Interest Rates. The interest rates earned on loans vary with the degree of risk and amount of the loan, and are further subject to competitive pressures, money market rates, the availability of funds and government regulations. Approximately 55% of the loans in the Company’s portfolio have interest rates that adjust with the lending Company’s reference rates, which are in turn based on various indices such as the rates of interest charged by money center banks.

Lending and Credit Management. The Company follows loan policies. The policies establish levels of loan commitment by loan type, credit review and grading criteria, and cover other matters such as loan administration, loans to affiliates, costs, problem loans and loan loss reserves, and related items. Loans are analyzed at origination and on a periodic basis as conditions warrant as outlined in the Company’s loan policies.

All loan applications are received at AWB’s branch lending offices and processed centrally through loan processing and administration. Designated lending officers follow approved guidelines and underwriting policies to approve all loan applications. Credit limits generally vary according to the type of loan and the individual’s experience. The maximum current loan approval limits available to any one individual vary from $25,000 to $5.0 million per relationship. Lending relationships in excess of $5.0 million require the approval of the board and management credit committee.

Under applicable federal and state laws, loans by AWB to a single borrower or related entity are limited. The Company, as a matter of policy, does not extend credit to any single borrower in excess of $16.0 million. AWB may sell portions of loans without recourse under an industry practice known as loan participations. At December 31, 2004, 2003 and 2002, the outstanding balance of loan participations sold outside AWB was approximately $48.9 million, $52.9 million and $32.7 million, respectively.

Secondary Mortgage Sales. The Company sells mortgage loans in the secondary market as a correspondent and as a broker. The Company offers a variety of products for refinance and purchases; and is approved to originate FHA and VA loans. The majority of loans originated in 2004 were fixed rate single-family loans. Total loans sold in 2004 were approximately $51.8 million, with the vast majority sold on a servicing released basis.

Nonperforming Assets. The following table provides information for the Company’s nonperforming assets:

	Year ended December 31,
($ in thousands)	2004	2003	2002	2001	2000
Nonperforming loans:
Nonaccrual loans	$24,222	$12,485	$13,315	$11,023	$5,458
Accruing loans 90 days or more past due	53	43	244	2,193	1,339

Total nonperforming loans	24,275	12,528	13,559	13,216	6,797
Other real estate owned and other repossessed assets	4,201	7,408	7,874	1,616	1,510

Total nonperforming assets	$28,476	$19,936	$21,433	$14,832	$8,307

Allowance for loan losses	$18,475	$12,453	$10,272	$6,624	$4,948
Ratio of total nonperforming assets to total assets	2.71%	1.95%	2.34%	2.25%	1.39%
Ratio of total nonperforming loans to total loans	2.62%	1.43%	1.75%	2.25%	1.38%
Ratio of allowance for loan losses to total nonperforming loans	76.1%	99.4%	75.8%	50.1%	72.8%

Nonperforming assets include loans that are 90 or more days past due or in nonaccrual status and real estate and other loan collateral acquired through foreclosure. Accruing loans 90 days or more past due remain on an accrual basis because they are adequately collateralized and in the process of collection. For nonaccrual loans no interest is taken into income unless received in cash and the borrower demonstrates an ability to resume payments of principal and interest. Interest previously accrued, but not collected is reversed and charged against income at the time a loan is placed in nonaccrual status.

Total nonperforming assets were approximately $28.5 million or 2.71% of total assets at December 31, 2004. This compares to approximately $19.9 million or 1.95% of assets at December 31, 2003. The majority of nonperforming assets are comprised of several loans and properties as discussed below.

The Company has acquired title to an ice skating complex in Spokane that it is currently carrying in foreclosed real estate and other foreclosed assets. It is carried at $1.3 million and is being operated as an ice skating rink. The asset is being carried at estimated market value and is being marketed as both an operating facility and as an alternative use facility.

The Company has acquired title to a retail/office complex in Spokane that totals $1.5 million that it is carrying in foreclosed real estate and other foreclosed assets. The Company has received an earnest money agreement from a buyer for an amount in excess of the asset amount, pending certain contingencies, including environmental due diligence, which is ongoing. If the offer is not accepted or sale does not occur, the property will be listed with a real estate professional and marketed as a retail/office facility. The sale is expected to close in the first half of 2005.

The Company has acquired title to an office complex in Post Falls, Idaho that totals $0.5 million that it is carrying in foreclosed real estate and other foreclosed assets. The Company has received an earnest money agreement from a buyer for an amount in excess of the asset amount. The sale is expected to close in the first half of 2005.

The Company has classified $6.2 million in loans to a real estate developer as nonaccrual due to delinquency and the apparent inability to repay the debt without liquidation of the collateral. The Company has evaluated collateral coverage and has recognized a $40,000 impairment. The Company has initiated foreclosure action.

The Company has classified $5.3 million in loans to a wine grape vineyard and winery as nonaccrual due to continuing operating losses and inadequate cash flow to service debt. The entity continues to operate. The Company has evaluated collateral coverage and has provided for an impairment of $1.3 million at this time. The borrower is marketing the real estate and seeking alternative financing.

The Company has classified $2.5 million in loans to a row crop farmer as nonaccrual due to continued operating losses and inadequate cash flow to service debt. The entity continues to operate. The Company has evaluated collateral coverage and has provided for an impairment of $200,000 at this time. The borrower is currently marketing its real estate.

The Company has $1.1 million in loans to an auto dealer as nonaccrual due to a maturity of the loans and cessation of operations by the owner. The Company has evaluated collateral, and believes the loans are adequately collateralized. The Company intends to obtain title to the property through foreclosure and then market the property to achieve repayment.

A $0.9 million loan to an Ethanol production plant is classified nonaccrual due to a bankruptcy filing and uncertainty regarding the collection of principal and interest. The loan is a purchased participation and represents 12% of the total obligation of the borrower. Sale of the property by the trustee has occurred with payoff of the loan expected in the first half of 2005.

Analysis of Allowance for Loan Losses

The allowance for credit losses is established to absorb known and inherent losses primarily resulting from loans outstanding. Accordingly, all credit losses are charged to the allowance and all recoveries are credited to it. The provision for credit losses charged to operating expense is based on past credit loss experience and other factors, which in management’s judgment deserve current recognition in estimating probable credit losses. Such other factors include growth and composition of the loan portfolio, credit concentrations, trends in portfolio volume, maturities, delinquencies and non-accruals, the relationship of the allowance for credit losses to outstanding loans, historical loss trends and general economic conditions. While management uses the best information available to base its estimates, future adjustments to the allowance may be necessary if economic conditions, particularly in the Company’s market, differ substantially from the assumptions used. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for credit losses. Such agencies may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

AWBC utilizes a loan loss reserve methodology and documentation process which it believes is consistent with SEC Accounting Bulletin No. 102, Selected Loan Loss Allowance Methodology and Documentation Issues. Additionally, AWBC adopted SFAS No. 114 and No. 118, Accounting by Creditors for Impairment of a Loan. These accounting pronouncements require specific identification of an allowance for loan loss for an impaired or nonperforming loan. To this end, AWBC developed a systematic methodology using a nine-grade scale system to determine its allowance for loan losses. On at least a quarterly basis the allowance is recalculated to determine if the amount allocated is adequate. This process is disciplined and consistently applied.

This methodology includes a detailed analysis of the loan portfolio that is performed on a quarterly basis by competent and well-trained personnel who have the skills and experience to perform analyses, estimates, reviews and other loan loss methodology function. All loans are considered in the analysis whether on an individual or group basis, using current and reliable data. Loans are evaluated for impairment on an individual basis, if applicable, and the remainder of the portfolio is segmented into groups of loans with similar risk characteristics. Management considers all relevant internal and external factors that may affect loan collectability, including interest, if applicable. Additionally, the methodology includes consideration of particular risks inherent in different kinds of lending. Current collateral values (less costs to sell) are considered in cases where this type of analysis is applicable. The analysis ensures the loan loss allowance balance and methodology is in accordance with accounting principles generally accepted in the United States of America. Management believes that the allowance for loan losses is adequate.

At December 31, 2004, the Company had approximately $37 million of loans that were not classified as nonperforming but for which known information about the borrower’s financial condition caused management to have concern about the ability of the borrowers to comply with the repayment terms of the loans. These loans were identified through the loan review process described above that provides for assignment of a risk rating based on a nine-grade scale. Based on the evaluation of current market conditions, loan collateral, other secondary sources of repayment and cash flow generation, management does not anticipate any significant losses related to these loans. These loans are subject to continuing management attention and are considered in the determination of the allowance for loan losses. A decline in the economic conditions in the Company’s market areas or other factors could adversely impact individual borrowers or the loan portfolio in general. Accordingly, there can be no assurance that other loans will not become 90 days or more past due, be placed on nonaccrual or transferred to foreclosed real estate and other foreclosed assets in the future.

The following table sets forth information regarding changes in the Company’s allowance for loan losses as follows:

	Years ended December 31,
($ in thousands)	2004	2003	2002	2001	2000
Balance of allowance for loan losses at beginning of period	$12,453	$10,272	$6,624	$4,948	$4,349
Charge-offs
Commercial	7,359	1,452	1,292	396	833
Agricultural	279	177	1,541	613	—
Real estate	90	2,154	26	96	97
Installment	221	234	265	188	164
Other	173	507	156	36	46

Total charge-offs	8,122	4,524	3,280	1,329	1,140

Recoveries
Commercial	1,013	71	140	112	51
Agricultural	26	90	173	2	—
Real estate	10	15	3	21	2
Installment	25	30	67	13	42
Other	24	175	4	2	1

Total recoveries	1,098	381	387	150	96

Net charge-offs	7,024	4,143	2,893	1,179	1,044
Provision for loan losses	13,046	6,324	5,663	2,855	1,643
Allowance acquired through acquisition	—	—	878	—	—

Balance of allowance for loan losses at end of period	$18,475	$12,453	$10,272	$6,624	$4,948

Ratio of net charge-offs to average loans	0.77%	0.50%	0.43%	0.22%	0.23%
Average loans outstanding during the period	$913,844	$821,407	$675,344	$540,159	$450,901

The following table sets forth the allowance for loan losses by loan category, based on management’s assessment of the risk associated with such categories as of the dates indicated:

	December 31,
($ in thousands)	2004 Amount of Allowance		2003 Amount of Allowance		2002 Amount of Allowance %		2001 Amount of Allowance %		2000 Amount of Allowance %
Commercial and commercial real estate	11,824	64%	8,717	70%	6,677	65%	4,632	70%	3,167	64%
Real estate construction	2,667	14%	249	2%	205	2%	194	3%	99	2%
Agricultural	2,532	14%	1,868	15%	2,054	20%	993	15%	742	15%
Real estate-mortgage	1,014	6%	1,245	10%	719	7%	452	7%	643	13%
Installment	199	1%	249	2%	514	5%	296	4%	247	5%
Bankcard and other	239	1%	125	1%	103	1%	57	1%	50	1%

Total	$18,475	100%	$12,453	100%	$10,272	100%	$6,624	100%	$4,948	100%

Investments

Investment activities are in accordance with the Investment, Liquidity and Asset/Liability Management polices approved by the Board of AWBC. Activities are reviewed by the asset/liability committee (ALCO) and the Board of AWBC.

The following table sets forth the carrying value, by type, of the securities in the Company’s portfolios at December 31, 2004, 2003 and 2002:

($ in thousands)	2004	2003	2002
U.S. Treasury and other U.S. Government agencies	$2,494	$4,608	$12,292
States of the U.S. and political subdivisions	8,886	9,085	8,841
Other securities	22,506	27,033	27,040

Total securities	$33,886	$40,726	$48,173

At December 31, 2004, and 2003 the market value of the Company’s securities exceeded amortized cost by $316,000 and $727,000, respectively. No portion of AWBC’s investment portfolio is invested in derivative securities (being securities whose value derives from the value of an underlying security or securities, or market index of underlying securities’ values).

The following table sets forth the carrying values, maturities and approximate average aggregate yields of securities in the Company’s investment portfolio by type at December 31, 2004:

Type and Maturity ($ in thousands)	Yield	Amount
U.S. Treasury and other U.S. government agencies and corporations:
1 year or less	6.50%	$508
Over 1 through 5 years	3.24%	1,100
Over 5 through 10 years	8.73%	432
Over 10 years	8.23%	454

Total	5.76%	$2,494

States and political subdivisions:
1 year or less	4.44%	$880
Over 1 through 5 years	4.87%	4,833
Over 5 through 10 years	5.56%	1,393
Over 10 Years	3.93%	1,780

Total	4.75%	$8,886

Other securities:
1 year or less	7.70%	$2,543
Over 1 through 5 years	4.37%	9,609
Over 5 through 10 years	—	—
Over 10 years	2.02%	10,354

Total	3.66%	$22,506

Total investment securities:
1 year or less	6.82%	$3,931
Over 1 through 5 years	4.44%	15,542
Over 5 through 10 years	6.31%	1,825
Over 10 years	2.51%	12,588

Total	4.10%	$33,886

The weighted average yield related to states and political subdivisions reflect the actual yield and are not presented on a tax equivalent basis.

Deposits

The Company’s primary source of funds has historically been customer deposits. The Company strives to maintain a high percentage of noninterest bearing deposits, which are low cost funds and result in higher interest margins. At December 31, 2004, 2003 and 2002, the Company’s ratios of noninterest bearing deposits to total deposits were 19.0%, 18.5% and 17.7%, respectively.

The Company offers a variety of accounts designed to attract both short-term and long-term deposits from its customers. These accounts include negotiable order of withdrawal (NOW) accounts, money market investment accounts, savings accounts, and certificates of deposit and other time deposits. Interest bearing accounts earn interest at rates established by management of AWB, based on competitive market factors and management’s desire to increase or decrease certain types or maturities of deposits consistent with the Company’s policies.

The following table sets forth the average balances for each major category of deposit and the weighted-average interest rate paid for deposits in the year ended 2004, 2003 and 2002:

	2004		2003		2002
($ in thousands)	Average Balance	Interest Rate	Average Balance	Interest Rate	Average Balance	Interest Rate
Interest bearing demand deposits	$62,046	0.26%	$60,069	0.50%	$44,946	0.94%
Savings deposits	384,064	1.44%	280,401	1.76%	206,570	2.08%
Time deposits	282,182	2.17%	335,212	2.35%	283,043	3.17%
Noninterest bearing demand deposits	159,704		140,710		111,139

Total	$887,996		$816,392		$645,698

The following table shows the amounts and maturities of certificates of deposit that had balances of $100,000 or more at December 31, 2004, 2003 and 2002:

($ in thousands)	2004	2003	2002
Certificates of Deposit of $100,000 or more with remaining maturity:
Less than three months	$46,071	$59,004	$62,588
Three months to one year	48,297	54,573	54,194
Over one year	28,638	13,540	25,559

Total	$123,006	$127,117	$142,341

AWBC’s Markets

AWBC’s financial centers are located in the three largest metropolitan areas in Eastern and Central Washington; Spokane, Yakima, and the Tri-Cities area comprised of Pasco, Kennewick and Richland, and in suburban and rural communities in Eastern and Central Washington and Northern Idaho.

Spokane, with its diversified economy of military, manufacturing, government, health care, construction, financial services, natural resources and retail services, has generally been stable and resistant to many of the national economic highs and lows. Spokane county’s population grew by an estimated 3,200 people in 2003, which is less than 1%. Estimated per-capita income in Spokane county as of the 2000 census was $25,550, about 6% higher than the year earlier, but only 87% of the national average. Spokane county’s annual average employment fell by about 1.8% last year. The county had about 3,500 fewer nonagricultural wage and salary workers in 2002 than in 2001. Home sales in the Spokane metropolitan area increased in 2003 year by about 6% to 6,243. The average home-sale price in the Spokane market climbed 2.5% to $124,973.

The Tri-Cities is currently the fastest growing area in Washington State. The combined Tri-Cities population grew 35% from 1990 to 2000 and grew 2.2% each of the next two years to 139,860 in 2002. Kennewick, individually, grew 30% in the past decade, 2% from 2000 to 2001, and less than 1% in 2002. Per capita personal income as of the 2000 Census was $21,301 in Benton County and $15,459 in Franklin County. A nuclear-waste vitrification plant and the jobs it has brought to the area are a major factor in its recent growth. In Tri-Cities, median home prices as of the 2000 Census were $119,900 in Benton County and $102,000 in Franklin County.

Yakima population grew 11.2% from 1990 to 2000 and to 71,845. Per capita personal income as of the 2000 Census was $29,475. Yakima’s unemployment rate was 7.2% as of the last Census. In Yakima, median home prices as of the 2000 Census were $106,725. Significant categories of employment in Yakima include education, health and social services, retail and manufacturing.

The Company’s branches located in rural towns in Eastern and Central Washington and Northern Idaho are in areas with economies that historically have been based on the agricultural, timber, mining industries, education or on tourism. These locations generally do not provide significant economic growth but tend to be underserved by the financial industry.

Competition

The Company competes primarily with large national and regional banks, as well as credit unions, savings and loans, mortgage companies, and other financial institutions. Management believes there are three key differentiators that distinguish it from its bank competition: (1) It is committed to a local, community banking model; (2) its smaller size makes it more adaptable; and (3) it puts customer service first. Management believes that its competitive position has been strengthened by the consolidation of past years in the banking industry, which resulted in many community banks that were previously owned locally becoming part of large national or regional banks. The Company’s strategy, by contrast, is to remain closely tied to a community banking model with strong local connections.

Employees

As of December 31, 2004, the Company had 365 full-time equivalent employees, none of whom is covered by a collective bargaining agreement. Following the mergers and consolidations in the early part of this decade, Management has focused on acculturating employees while acknowledging and respecting the heritage of each bank and how it has shaped who the Company is today. All employees now operate under a unified organization, which management believes has been a positive transition. Renewed focus on employee training programs, on internal marketing and communication systems, and on consistent and equitable salary structures will further improve employee relations, which Management believes are currently good.

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

Changes in Banking Laws and Regulations. On November 12, 1999, the President signed into law the Financial Services Modernization Act of 1999. Generally, the act (1) repeals the historical restrictions on preventing banks from affiliating with securities firms, (2) provides a uniform framework for the activities of banks, savings institutions and their holding companies, (3) broadens the activities that may be conducted by national banks and banking subsidiaries of bank holding companies, (4) provides an enhanced framework for protecting the privacy of consumers’ information and (5) addresses a variety of other legal and regulatory issues affecting both day-to-day operations and long-term activities of financial institutions.

Bank holding companies are permitted to engage in a wider variety of financial activities than permitted under previous law, particularly with respect to insurance and securities activities. In addition, in a change from previous law, bank holding companies will be in a position to be owned, controlled or acquired by any company engaged in financially related activities, so long as such company meets certain regulatory requirements. The act also permits national banks (and, in states with wildcard statutes, certain state banks), either directly or through operating subsidiaries, to engage in certain nonbanking financial activities.

AWBC does not believe that the act negatively affects the operations of it or its subsidiaries. However, to the extent the legislation permits banks, securities firms and insurance companies to affiliate, the financial services industry may experience further consolidation. This consolidation could result in a growing number of larger financial institutions that offer a wider variety of financial services than AWBC currently offers and that can aggressively compete in the markets currently served by AWBC.

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

Control of Nonbanks. With certain exceptions, the BHCA prohibits bank holding companies from acquiring direct or indirect ownership or control of voting shares in any company that is not a bank or a bank holding company unless the FRB determines that the activities of such company are incidental or closely related to the business of banking. If a bank holding company is well capitalized and meets certain criteria specified by the FRB, it may engage de novo in certain permissible non-banking activities without prior FRB approval.

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

Regulation of Management. Federal law (1) sets forth the circumstances under which officers or directors of a financial institution may be removed by the institution’s federal supervisory agency; (2) places restraints on lending by an institution to its executive officers, directors, principal stockholders, and their related interests; and (3) prohibits management personnel from serving as a director or in other management positions with another financial institution that has assets exceeding a specified amount or that has an office within a specified geographic area.

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

State Law Restrictions. As a Washington business corporation, AWBC may be subject to certain limitations and restrictions as provided under applicable Washington corporate law. In addition, Washington banking law may restrict certain activities of the Company.

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

Community Reinvestment Act. The Community Reinvestment Act (CRA) requires that, in connection with examinations of financial institutions within their jurisdiction, regulators must evaluate the record of the financial institutions in meeting the credit needs of their local communities, including low and moderate-income neighborhoods, consistent with the safe and sound operation of those banks. These factors are also considered in evaluating mergers, acquisitions, and applications to open a branch or facility.

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

Federal Deposit Insurance Corporation Improvement Act. Under the Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA), each federal banking agency has prescribed, by regulation, non-capital safety and soundness standards for institutions under its authority. These standards cover internal controls, information systems, and internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits, such other operational and managerial standards as the agency determines to be appropriate, and standards for asset quality, earnings and stock valuation. An institution which fails to meet these standards must develop a plan acceptable to the agency, specifying the steps that the institution will take to meet the standards. Failure to submit or implement such a plan may subject the institution to regulatory sanctions. Management of AWBC believes that its subsidiary bank meets all such standards, and therefore, does not believe that these regulatory standards materially affect AWBC’s business operations.

Interstate Banking and Branching. The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (Interstate Act) permits nationwide interstate banking and branching under certain circumstances. This legislation generally authorizes interstate branching and relaxes federal law restrictions on interstate banking. Currently, bank holding companies may purchase banks in any state, and states may not prohibit such purchases. Additionally, banks are permitted to merge with banks in other states as long as the home state of neither merging bank has “opted out.” The Interstate Act requires regulators to consult with community organizations before permitting an interstate institution to close a branch in a low-income area. Under recent FDIC regulations, banks are prohibited from using their interstate branches primarily for deposit production. The FDIC has accordingly implemented a loan-to-deposit ratio screen to ensure compliance with this prohibition.

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

Deposit Insurance. The deposits of AWBC’s subsidiary bank are currently insured to a maximum of $100,000 per depositor through the Bank Insurance Fund (BIF) administered by the FDIC. All insured banks are required to pay semi-annual deposit insurance premium assessments to the FDIC.

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

Dividends. The principal source of AWBC’s cash revenues is dividends received from its subsidiary bank. The payment of dividends is subject to government regulation, in that regulatory authorities may prohibit banks and bank holding companies from paying dividends which would constitute an unsafe or unsound banking practice. In addition, a bank may not pay cash dividends if that payment could reduce the amount of its capital below that necessary to meet minimum applicable regulatory capital requirements.

Capital Adequacy. Federal bank regulatory agencies use capital adequacy guidelines in the examination and regulation of bank holding companies and banks. If capital falls below minimum guideline levels, the holding company or bank may be denied approval to acquire or establish additional banks or non-bank businesses or to open new facilities.

The FDIC and Federal Reserve use risk-based capital guidelines for banks and bank holding companies. These are designed to make such capital requirements more sensitive to differences in risk profiles among banks and bank holding companies, to account for off-balance sheet exposure and to minimize disincentives for holding liquid assets. Assets and off-balance sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items. The guidelines are minimums, and the Federal Reserve has noted that bank holding companies contemplating significant expansion programs should not allow expansion to diminish their capital ratios and should maintain ratios well in excess of the minimum. The current guidelines require all bank holding companies and federally-regulated banks to maintain a minimum risk-based total capital ratio equal to 8%, of which at least 4% must be Tier I capital. Tier I capital for bank holding companies includes common shareholders’ equity, certain qualifying perpetual preferred stock and minority interests in equity accounts of consolidated subsidiaries, less intangibles. The Company’s regulatory capital ratios are reported in Note 21. Regulatory Matters.

The Federal Reserve also employs a leverage ratio, which is Tier I capital as a percentage of total assets less intangibles, to be used as a supplement to risk-based guidelines. The principal objective of the leverage ratio is to constrain the maximum degree to which a bank holding company may leverage its equity capital base. The Federal Reserve requires a minimum leverage ratio of 3%. However, for all but the most highly rated bank holding companies and for bank holding companies seeking to expand, the Federal Reserve expects an additional amount of capital at least 1% to 2%.

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

Customer Information Security

The FDIC and other bank regulatory agencies have adopted final guidelines for establishing standards for safeguarding nonpublic personal information about customers that implement provisions of the Financial Modernization Act of 1999 (Guidelines). Among other things, the Guidelines require each financial institution, under the supervision and ongoing oversight of its Board of Directors or an appropriate committee thereof, to develop, implement and maintain a comprehensive written information security program designed to ensure the security and confidentiality of customer information; to protect against any anticipated threats or hazards to the security or integrity of such information; and to protect against unauthorized access to or use of such information that could result in substantial harm or inconvenience to any customer. Management believes the Company is currently in compliance with the final guidelines.

Privacy

The FDIC and other regulatory agencies have published final privacy rules pursuant to provisions of the Financial Modernization Act of 1999 (Privacy Rules). The Privacy Rules, which govern the treatment of nonpublic personal information about consumers by financial institutions, require a financial institution to provide notice to customers (and other consumers in some circumstances) about its privacy policies and practices, describe the conditions under which a financial institution may disclose nonpublic personal information to nonaffiliated third parties and provide a method for consumers to prevent a financial institution from disclosing that information to most nonaffiliated third parties by “opting out” of that disclosure, subject to certain exceptions. Management believes the Company is currently in compliance with the final guidelines.

The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act

The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (USA PATRIOT Act), designed to deny terrorists and others the ability to obtain anonymous access to the U.S. financial system, has significant implications for depository institutions, broker-dealers and other businesses involved in the transfer of money. The USA PATRIOT Act, together with the implementing regulations of various federal regulatory agencies, require financial institutions, including AmericanWest Bank, to implement additional or amend existing policies and procedures with respect to, among other things, anti-money laundering compliance, suspicious activity and currency transaction reporting and due diligence on customers. They also permit information sharing for counter-terrorist purposes between federal law enforcement agencies and financial institutions, as well as among financial institutions, subject to certain conditions, and require the FRB (and other federal banking agencies) to evaluate the effectiveness of an applicant in combating money laundering activities when considering applications filed under Section 3 of the BHCA or the Bank Merger Act. Management believes that AWBC and its subsidiaries are currently in compliance with all effective requirements prescribed by the USA PATRIOT Act and all applicable final implementing regulations.

Item 2. Properties.

At December 31, 2004, AWBC owned or leased facilities in forty-four locations including thirty-six in Eastern and Central Washington and eight in North Idaho. AWBC’s main office is located in Downtown Spokane, which is leased by AWB. About 8,200 square feet is used for the Administrative Offices. In addition, AWBC leases approximately 9,000 square feet for its Processing Center located near the Spokane Airport.

There are a total of forty-two branch or lending office locations, of which thirty-four are in Eastern and Central Washington. They are located in: Chewelah, Colfax, Colton, Colville, Davenport, Dayton, Ellensburg, Ephrata, Kennewick, Kettle Falls, Latah, Mabton, Moses Lake, Naches, Oaksdale, Palouse, Prosser, Pullman (2), Spokane (7), Sunnyside, Tekoa, Uniontown, Waitsburg, Walla Walla (2), and Yakima (2). The remaining eight branches in North Idaho are located in: Hayden, Kellogg, Lewiston, Moscow, Orofino, St. Maries (2), and Wallace.

Item 3. Legal Proceedings.

Periodically and in the ordinary course of business, various claims and lawsuits are brought against AWBC or AWB, such as claims to enforce liens, condemnation proceedings on properties in which the Bank held security interests, claims involving the making and servicing of real property loans and other issues incident to the business of AWBC and AWB. In the opinion of management, the ultimate liability, if any, resulting from known, actual or potential claims or lawsuits currently existing will not have a material effect on the financial position or results of operations of AWBC.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of AWBC’s shareholders during the fourth quarter of 2004.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters.

Market Information. The common stock is quoted on the Nasdaq National Market System (NASDAQ) under the symbol “AWBC”. The following table sets out the high and low prices per share for the common stock for each quarter of 2004 and 2003 as reported by NASDAQ. The following quotes reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions:

	2004		2003
	High	Low	High	Low
First Quarter	$23.80	$18.28	$17.26	$12.88
Second Quarter	$19.99	$16.45	$16.91	$13.96
Third Quarter	$19.22	$16.01	$18.36	$14.84
Fourth Quarter	$22.59	$18.65	$21.32	$16.83

Per share amounts have been adjusted giving retroactive effect to stock dividends.

Holders. The number of holders of common stock of record on February 25, 2005 was approximately 3,200.

Dividends. On February 20, 2004, AWBC paid a 10% stock dividend. No cash dividends were paid.

Stock Repurchases. No shares were repurchased during the fourth quarter.

Securities Authorized for Issuance Under Equity Compensation Plans. The following table provides information as of December 31, 2004, with respect to AWBC’s compensation plans under which shares of the Company’s common stock are authorized for issuance:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	697,231	$13.87	237,310
Equity compensation plans not approved by security holders	—	—	—
Total	697,231	$13.87	237,310

Item 6. Selected Financial Data.

The following table sets forth certain selected consolidated financial data of AWBC at and for the years ended December 31:

($ in thousands, except per share amounts)	2004	2003	2002	2001	2000
Net interest income	$60,977	$56,762	$44,092	$34,424	$30,356
Provision for loan losses	13,046	6,324	5,663	2,855	1,643
Noninterest income	7,990	6,176	5,384	4,702	4,029
Noninterest expense	42,746	35,120	27,560	22,276	21,328
Income before provision for tax expense	13,175	21,494	16,253	13,995	11,414
Provision for income taxes	3,670	7,508	5,354	4,788	3,379
Net income	9,505	13,986	10,899	9,207	8,035
Basic earnings per common share	$0.93	$1.39	$1.13	$0.93	$0.68
Diluted earnings per common share	$0.91	$1.34	$1.10	$0.92	0.68
Return on average assets	0.88%	1.47%	1.41%	1.46%	1.44%
Return on average equity	9.37%	15.87%	15.08%	13.87%	12.73%
Assets	1,048,994	1,023,907	917,141	659,341	598,513
Securities	33,886	40,726	48,173	15,550	47,885
Loans:
Commercial and industrial, including commercial real estate	695,165	645,156	540,467	411,197	317,108
Agricultural	122,735	124,395	121,279	88,121	76,093
Real estate mortgage	32,703	38,075	47,613	40,084	62,173
Real estate construction	45,908	32,236	29,303	17,201	12,252
Installment	22,454	26,850	27,405	26,311	22,489
Other loans	8,909	9,678	9,512	5,062	3,972
Total loans	927,874	876,390	775,579	587,976	494,087
Allowance for loan loss to loans percentage	1.99%	1.42%	1.32%	1.13%	1.00%
Deposits	894,798	871,125	766,335	532,237	501,426
Borrowings	40,933	47,781	64,006	53,601	27,367
Stockholders’ equity	105,075	96,198	81,130	68,206	64,530
Equity to assets ratio	10.02%	9.40%	8.85%	10.34%	10.78%
Basic weighted average shares	10,185,246	10,045,836	9,625,038	9,910,353	11,739,016

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

The reader should read the following discussion together with AWBC’s consolidated financial statements, related notes and supplementary data of AWBC and its subsidiaries, which are included elsewhere in this Annual Report. The following discussion contains forward-looking statements that reflect plans, estimates and beliefs. The actual results of AWBC could differ materially from those discussed in the forward-looking statements.

AWBC is a bank holding company with a single banking subsidiary, AWB. The majority of financial activity occurs as a result of activities of AWB. Unless otherwise indicated, reference to AWBC shall include its fully-owned subsidiary AWB.

The operation of AWBC, based on our mission and core values, provides a competitive advantage through a commitment to helping individuals in Eastern and Central Washington and Northern Idaho meet their financial goals through a hands-on approach to community involvement. The Company’s commitment to community banking extends to the consistent, quality service experience the Company’s customers benefit from everyday. The Company’s service goes beyond being friendly. Many organizations talk about providing good service, but what makes AmericanWest different is a promise to provide competitive solutions, not always based on being the best price in town, but offering tangible value with solutions that work for its customers. The Company’s service is responsive and reliable, personal and honest, relaxed and confident, insightful and intuitive.

Additionally, on September 20, 2004, AWBC and AWB announced the appointment of Robert M. Daugherty as President and Chief Executive Officer of AWBC and AWB. Mr. Daugherty previously held the position of President and Chief Executive Officer of Humboldt Bancorporation and Humboldt Bank of California. Prior to Humboldt, Mr. Daugherty held the position of President, Chief Executive Officer and Chairman of the Board of Draper Bank & Trust of Utah. In addition, he has held executive positions in both the Zions Bank and US Bank organizations and currently serves as the Chairman Elect and a board member for the Western Independent Bankers Association. Mr. Daugherty brings more than 30 years of banking experience and knowledge to the position.

AWBC completed its merger with Latah Bancorporation, Inc. and Bank of Latah (BOL) effective July 31, 2002. As of July 31, 2002, BOL had approximately $133.5 million in total assets, $112.8 million in deposits, and $94.7 million in loans. Approximately 335,000 AWBC shares and $13.5 million in cash were issued to BOL shareholders for the merger. The purchase accounting method was used for the transaction. On March 19, 2003, AWB and BOL consolidated and currently operate as AWB.

AWBC derives income primarily from the difference between the interest income it earns on loans and investments and the interest expense it pays on customer’s deposits and the company’s borrowings, commonly known as net interest income. This is supplemented by non-interest income the company earns. Primarily, the non-interest income is derived from service fees related to deposits and services provided by AWBC, increases in the cash surrender value of bank-owned life insurance and gains on sales of assets.

Net interest income is offset by provision for loan losses related to risks and charges associated with its loan portfolio and operating expenses, including compensation, facilities related expenses, data processing and other expenses. Other expenses may include business and occupation taxes, losses on sales of assets and costs related to foreclosed real estate and other foreclosed assets.

In late 2003 and 2004, the Company undertook a series of initiatives to enhance and strengthen its credit administration. Such steps began during the latter part of 2003 whereby a new Chief Credit Officer was hired. This was followed by a review of the Company’s credit activities through third party loan reviews and administering more uniform credit criteria. As a result of these steps, the Company believes that going forward the quality of its underwriting policies and loan portfolio will improve. However, many factors including general economic conditions, financial performance of the Company’s customers and general market conditions will affect the performance of the loan portfolio. During this period, the Company increased its provision for loan losses to $13.0 million for the year ended December 31, 2004 as compared to $6.3 million for the prior year.

Results of Operations

Performance Summary

	2004	2003	2002	% Change
($ in thousands, except per share)				2004	2003
Interest income	$74,936	$71,248	$59,202	5.18%	20.35%
Interest expense	13,959	14,486	15,110	-3.64%	-4.13%

Net interest income	60,977	56,762	44,092	7.43%	28.74%
Provision for loan losses	13,046	6,324	5,663	106.29%	11.67%

Net interest income after provision for loan losses	47,931	50,438	38,429	-4.97%	31.25%
Noninterest income	7,990	6,176	5,384	29.37%	14.71%
Noninterest expense	42,746	35,120	27,560	21.71%	27.43%

Income before income taxes	13,175	21,494	16,253	-38.70%	32.25%
Income taxes	3,670	7,508	5,354	-51.12%	40.23%

Net income	$9,505	$13,986	$10,899	-32.04%	28.32%

Basic earnings per common share	$0.93	$1.39	$1.13	-33.09%	23.01%
Diluted earnings per common share	$0.91	$1.34	$1.10	-32.09%	21.82%

Years Ended December 31, 2004, 2003 and 2002

AWBC’s net income was $9.5 million in 2004, $14.0 million in 2003 and $10.9 million in 2002. Basic earnings per share was $0.93, $1.39 and $1.13 for 2004, 2003 and 2002, respectively. Diluted earnings per share was $0.91, $1.34 and $1.10 in 2004, 2003 and 2002, respectively.

Return on average assets was 0.88%, 1.47% and 1.41% for 2004, 2003 and 2002, respectively. Return on average equity was 9.37%, 15.87% and 15.08% for 2004, 2003 and 2002, respectively.

2004 results were shaped by the following:

•	Sale of Ione, Washington branch and deposits in the 2nd quarter, resulting in a $618,000 gain on sale and a reduction of deposits of $15.1 million.

•	Additional provision for loan losses and charge off in the 2nd quarter in the amount of $4.0 million related to a single borrowing relationship with a telecommunications infrastructure construction company.

•	Additional provision for loan lossesof $4.5 million in the 4th quarter related to the deterioration of several large credits and a review of a large portion of the loan portfolio.

•	Additional writedown of $2.8 million in the 4th quarter due to deterioration of market value of three properties held in foreclosed real estate and other foreclosed assets.

Net Interest Income. Net interest income increased 7% to $61.0 million in 2004 compared to 2003. The increase in 2003 was 29% to $56.8 million over 2002 results. The net interest income improvements were primarily the result of an increase in average earning assets, primarily loans, and reductions in rates paid on interest bearing deposits in 2004 and 2003. AWBC’s net interest margin to average earning assets was 6.17%, 6.49%, and 6.20% in 2004, 2003 and 2002, respectively. As market interest rates decreased significantly during 2002 and remained near historical lows for 2003 and the majority of 2004, the yield on earning assets continued to decline to 7.58% in 2004 from 8.14% in 2003, which was a decrease from 8.32% in 2002. An increase in the average balances of securities, which typically have lower yields than loans, relative to the average balances of loans, also contributed to the decrease in the yield on earning assets. The cost of interest bearing liabilities also continued to decrease to 1.71% in 2004 from 2.02% in 2003 after declining from 2.59% in 2002. Average earning assets increased 13% to $990.3 million in 2004 after rising 23% to $878.0 million in 2003.

The following table sets forth information with regard to average balances of assets and liabilities, and interest income from interest earning assets and interest expense on interest bearing liabilities, resultant yields or costs, net interest income, net interest spread (the difference between the average yield on interest earning assets and the average cost of interest bearing liabilities) and the net interest margin:

	Year Ended December 31,
	2004			2003			2002
($ in thousands)	Average Balance	Interest	%	Average Balance	Interest	%	Average Balance	Interest	%
Assets
Loans	$913,844	$71,822	7.86%	$821,407	$69,203	8.42%	$675,344	$57,511	8.52%
Taxable securities	61,315	2,639	4.30%	34,735	1,536	4.42%	22,178	1,281	5.78%
Nontaxable securities	9,070	523	5.77%	9,095	562	6.17%	4,456	321	7.21%
Overnight deposits with other banks	6,118	84	1.37%	12,731	144	1.13%	11,095	185	1.67%

Total interest earning assets	990,347	$75,068	7.58%	877,968	$71,445	8.14%	713,073	$59,298	8.32%

Noninterest earning assets	93,777			72,092			62,349

Total assets	$1,084,124			$950,060			$775,422

Liabilities
Interest bearing demand deposits	$62,046	$159	0.26%	$60,069	$300	0.50%	$44,946	$422	0.94%
Savings deposits	384,064	5,544	1.44%	280,401	4,940	1.76%	206,570	4,305	2.08%
Time deposits	282,182	6,110	2.17%	335,212	7,884	2.35%	283,044	8,965	3.17%

Total interest-bearing deposits	728,292	11,813	1.62%	675,682	13,124	1.94%	534,560	13,692	2.56%
Short-term borrowings	34,187	501	1.47%	11,357	200	1.76%	46,060	1,218	2.64%
Long-term borrowings	52,786	1,645	3.12%	28,475	1,162	4.08%	3,244	200	6.16%

Total interest-bearing liabilities	815,265	$13,959	1.71%	715,514	$14,486	2.02%	583,864	$15,110	2.59%

Noninterest bearing demand deposits	159,704			140,710			111,139
Other noninterest bearing liabilities	7,665			5,686			8,151

Total liabilities	982,634			861,910			703,154

Stockholders’ Equity	101,490			88,150			72,268

Total liabilities and stockholders’ equity	$1,084,124			$950,060			$775,422

Net interest income and spread		$61,109	5.87%		$56,959	6.11%		$44,188	5.73%

Net interest margin to average earning assets			6.17%			6.49%			6.20%

Nonaccrual loans are included with loan balances. In the above table tax-exempt securities income has been presented using a tax equivalent basis and an assumed tax rate of 34%.

The following table illustrates the changes in AWBC’s net interest income due to changes in average balances of interest earning assets and interest bearing liabilities and interest rates earned or paid. Management has assessed, and will continue to assess on an on-going basis, the effect of the Pacific Northwest economy on the credit risk in the loan portfolio and overall economic conditions on the entire balance sheet. Currently, management is not aware of any unusually large loan concentrations in industries negatively impacted by recent events and changes in the economy. Management continues to closely monitor AWBC’s credit quality and focus on identifying potential problem credits and any loss exposure in a timely manner. Industry concentration and related limits will continue to be subject to on-going assessments.

The change in interest income and interest expense due to changes in both volume and rate, which cannot be segregated, has been allocated proportionately to the change due to volume and the change due to rate.

	2004 vs 2003			2003 vs 2002
($ in thousands)	Increase (decrease) in net interest income due to changes in
	Volume	Rate	Total	Volume	Rate	Total
INTEREST EARNING ASSETS
Loans	$7,788	$(5,169)	$2,619	$12,439	$(747)	$11,692
Securities	1,152	(23)	1,129	972	(577)	395
Federal funds sold and overnight time deposits	(75)	15	(60)	27	(68)	(41)

Total interest earning assets	$8,865	$(5,177)	$3,688	$13,438	$(1,392)	$12,046

INTEREST BEARING LIABILITIES
Interest bearing demand deposits	$10	$(151)	$(141)	$142	$(264)	$(122)
Savings deposits	1,826	(1,222)	604	1,539	(904)	635
Time deposits	(1,247)	(527)	(1,774)	1,652	(2,733)	(1,081)

Total interest bearing deposits	589	(1,900)	(1,311)	3,333	(3,901)	(568)
Short-term borrowings	402	(101)	301	(776)	(79)	(855)
Long-term borrowings	992	(509)	483	1,278	(479)	799

Total interest bearing liabilities	1,983	(2,510)	(527)	3,835	(4,459)	(624)

Total increase (decrease) in net interest income	$6,882	$(2,667)	$4,215	$9,603	$3,067	$12,670

The following table presents the aggregate maturities of loans in each major category of AWBC’s loan portfolio at December 31, 2004. Actual maturities may differ from the contractual maturities shown below as a result of renewals and prepayments:

($ in thousands)	Less than one year	One to five years	Over five years	Total
Commercial real estate	$111,287	$139,795	$246,171	$497,253
Commercial and industrial	96,237	67,862	33,813	197,912
Agriculture	62,354	36,531	23,850	122,735
Real estate construction	43,831	2,036	41	45,908
Real estate mortgage	5,542	17,022	10,139	32,703
Installment	3,839	15,601	3,014	22,454
Bankcards and other	4,640	326	3,943	8,909

Total	$327,730	$279,173	$320,971	$927,874

Provision for Loan Losses. Provision for loan losses increased to $13.0 million in 2004 from $6.3 million in 2003 and $5.7 million in 2002. In 2004, the company took two additional provisions, one in May and one in December. The May provision and subsequent charge off of $4.0 million was related to a single borrowing relationship with a company that had provided telecommunications and electricity transmission infrastructure. The December provision of $4.5 million was related to deterioration of several large loans and a general loan portfolio review.

Credit authorities assigned to individual loan officers prior to 2004 were high, with several lenders having authority to approve loans over $1 million without secondary review. This practice led to a lack of uniformity in the evaluation of credit risk, and some previously unidentified credit risk in the loan portfolio. This is reflected in the level of provision for loan losses during the years 2002 through 2004, especially 2004. The Company, as part of its efforts to strengthen its credit administration, appointed a new Chief Credit Officer in late 2003, with enhanced credit administration activities. The Company implemented a third party loan review, reduced lending levels, centralized documentation, credit administration and loan processing and revised its lending policy in 2004. Additionally, the Company created a special assets group in 2004 to enable increased expediency in dealing with classified assets including nonperforming loans and foreclosed real estate and other foreclosed assets.

Provisions are made to reserve for known and inherent risk characteristics within the loan portfolio. AWBC regularly evaluates the level of provision and the allowance for loan losses for adequacy by considering such factors as current loan grades, historical loss rates, change in the nature of the loan portfolio, overall portfolio quality, industry concentrations, delinquency trends, current economic factors and estimated impact of current economic conditions that may affect a borrower’s ability to pay.

The provision for loan losses is an estimate and the use of different estimates or assumptions could produce different provision for loan losses. If negative trends and expectations of management do not materialize, the allowance may be high relative to the actual performance of the asset portfolio. This would lead to future provisions being less than the current provision. Likewise, if positive trends and expectations of management fail to come to fruition, the provision for loan losses in the current period may be inadequate and future provisions may be larger. In addition, the allowance for loan losses and the provision for loan losses is subject to regulatory supervision and examination.

Noninterest Income. Noninterest income, which consists of fees and service charges, increases in the cash value of bank-owned life insurance, asset sales gains and losses and other income, increased 29% in 2004 to $8.0 million. The Company sold its Ione, Washington branch and $15.1 million in related deposits. This resulted in a $0.6 million gain on the sale. Additionally, the Company recognized $0.7 million in gains on sale of foreclosed real estate and other foreclosed assets and other assets.

The Company recognized, absent the above noted gains, an increase in noninterest income of 9% in 2004 compared to 2003. The increase was due to increases in fees and service charges and an increase in the income recognized for the increase in the cash value of bank owned life insurance in the other income line item. Fees and service charges for services increased to $4.9 million in 2004 after being at $4.2 million in 2003 and $3.7 million in 2002.

Noninterest Expense. Noninterest expense increased by 22% in 2004 compared to 2003. Salaries and employee benefits increased 13% in 2004 compared to 2003. This increase reflects increases in health care costs and increases in compensation related to staff count and to increased compensation levels.

Facilities related expenses, shown as occupancy and equipment expense, increased 17% in 2004 due to new facilities being placed into service in 2004, increased utility and maintenance costs.

In 2004, costs related to foreclosed real estate and other foreclosed assets increased $3.6 million mostly due to asset write downs, $2.8 million of which occurred in the 4th quarter.

Additionally, other expense increased in 2004 compared to 2003 due to increases in items such as accounting fees related to Sarbanes-Oxley compliance, supplies expense, and marketing expense. These costs were offset by a reduction in legal fees of $0.9 million. The majority of decrease in legal fees in 2004 was due to reduced litigation related to foreclosed real estate and other foreclosed assets.

Provision for Income Tax. Provision for income tax for the year ended December 31, 2004 decreased as a percentage of income before income taxes to 27.9% compared to 34.9% for the year ended December 31, 2003. The reduction in the effective tax rate is due to the effect of rehabilitation tax credits recognized during 2004, the effect of the level of permanent tax differences in relation to total taxable income, and the effect of the expected surrender of bank owned life insurance policies due to the policies’ decreased performance and increased carrier credit risks. The surrender of such policies requires the payment of income tax based on the increase in the cash surrender value of the policy.

Liquidity and Capital Resources

Management believes that AWBC’s cash flow will be sufficient to support its existing operations for the foreseeable future. Cash flows from operations contribute significantly to liquidity, as do proceeds from maturities of securities and increasing customer deposits.

In 2004, AWBC generated $22.8 million of net cash flows from its operating activities and $25.2 million in 2003. Additionally, the Company generated $17.1 million and $89.6 million in net cash from financing activities in 2004 and 2003, respectively.

AWB has the ability to borrow on a short term basis from various sources, including the Federal Home Loan Bank and correspondent banks. At December 31, 2004, AWB had approximately $198.3 million available and $163.3 million of available lines at December 31, 2003. Additionally, AWB can borrow for long term needs from the Federal Home Loan Bank.

AWBC’s ability to incur indebtedness is limited by government regulations and its ability to service borrowings is dependent upon the availability of dividends from AWB. The payments of dividends by AWB to AWBC are subject to limitations imposed by law and governmental regulations. In determining whether AWB’s Board of Directors will declare a dividend, AWB’s Board will consider factors including applicable laws and regulatory requirements, AWB’s financial condition, anticipated growth, and regulatory capital requirements.

AWBC’s total stockholders’ equity increased to $105.1 million at December 31, 2004, from $96.2 million at December 31, 2003 and $81.1 million at December 31, 2002. At December 31, 2004 stockholders’ equity was 10.0% of total assets, compared to 9.4% at December 31, 2003. At December 31, 2004, AWBC held cash and cash equivalent assets of $29.2 million.

The capital levels of AWBC and the Bank exceed applicable regulatory well-capitalized guidelines at December 31, 2004, and December 31, 2003. Regulatory capital ratios can be reviewed in Note 21, Regulatory Matters.

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

Contractual Obligations

The following summarizes AWBC’s long-term contractual obligations at December 31, 2004:

($ in thousands)	Less than 1 year	1-3 years	3-5 years	Thereafter	Total
Time deposits	$186,143	$53,199	$32,583	$937	$272,862
Long-term borrowings	—	3,968	1,100	600	5,668
Capital lease obligations	64	140	140	72	416
Junior subordinated debentures	—	—	—	10,310	10,310

Obligations reflected on Consolidated Statements of Condition	$186,207	$57,307	$33,823	$11,919	$289,256

Operating lease obligations	$1,206	$2,441	$2,383	$20,155	$26,185
Purchase obligations	163	16	7	—	186

Obligations not reflected on Consolidated Statements of Condition	$1,369	$2,457	$2,390	$20,155	$26,371

Total	$187,576	$59,764	$36,213	$32,074	$315,627

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

($ in thousands)	Less than 1 year	1-3 years	3-5 years	Thereafter	Total
Commitments to extend credit	$148,523	$15,929	$3,908	$10,154	$178,514
Standby letters of credit and financial guarantees written	1,289	4,049	2	29	5,369
Unused commitments on bankcards	7,583	5,056	—	—	12,639

Total	$157,395	$25,034	$3,910	$10,183	$196,522

New Accounting Pronouncements

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement        123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. This statement will be adopted on July 1, 2005. The Company plans to use the modified retrospective method, restating the prior interim periods of 2005.

As permitted by Statement 123, the company currently accounts for share-based payments to employees using Opinion 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of Statement 123(R)’s fair value method will have a significant impact on our results of operations, although it will have no impact on our overall financial position. The impact of adoption of Statement 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income and earnings per share in Note 1 to our consolidated financial statements. Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (VIE), as amended and interpreted. It defined a VIE as a corporation, partnership, trust, or any other legal structure used for the business purpose that either does not have equity investors with voting rights or has equity investors that do not provide sufficient financial resources for the entity to support its activities. This interpretation required a VIE to be consolidated or deconsolidated by a company generally based on the risk of loss or return. The Company has a VIE in the form of a Trust set up to issue Trust Preferred Securities and accordingly, upon implementation of the Interpretation in the first quarter of 2004 the Trust was deconsolidated, which caused other assets and borrowings to increase by $310,000.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Market Risk

Management considers interest rate risk to be a market risk that could have a significant effect on the financial condition and results of operations of AWBC. AWBC does not use derivatives including forward and futures contracts, options, and swaps to manage its market and interest rate risks. All of AWBC’s transactions are denominated in U.S. dollars. Approximately 55% of AWBC’s loan portfolio has interest rates which adjust with the Bank’s reference interest rates. Fixed rate loans are generally made with a term of five years or less. General economic conditions, regulatory policy and competition in the marketplace affect interest income and cost of funds. The Company’s operating strategies focus on asset/liability management. The purpose of asset/liability management (ALM) is to provide stable net interest income growth by protecting the AWBC’s earnings from undue interest rate risk. AWBC follows an ALM policy for managing exposure to interest rate risk. The ALM policy is designed to maintain an appropriate balance between rate-sensitive assets and liabilities in order to maximize interest rate spreads. AWBC monitors the sensitivity of its assets and liabilities with respect to changes in interest rates and maturities and directs the allocation of their funds accordingly. The strategy of AWBC has been to maintain, to the extent possible, a balanced position between assets and liabilities and to place emphasis on the sensitivity of its assets.

Management utilizes an interest rate simulation model to estimate the sensitivity of net interest income to changes in market interest rates. Such estimates are based upon a number of assumptions for each scenario, including the level of balance sheet growth, deposit repricing characteristics and the rate of prepayments. Interest rate sensitivity is a function of the repricing characteristics of AWBC’s interest earning assets and interest bearing liabilities. These repricing characteristics are the time frames within which the interest bearing assets and liabilities are subject to change in interest rates either at replacement, repricing or maturity during the life of the instruments. Interest rate sensitivity management focuses on the maturity structure of assets and liabilities and their repricing characteristics during periods of changes in market interest rates. Effective interest rate sensitivity management seeks to ensure that both assets and liabilities respond to changes in interest rates within an acceptable timeframe, thereby minimizing the impact of interest rate changes on net interest income.

The following table presents estimated maturity information indicating AWBC’s exposure to interest rate changes as of December 31, 2004. The expected maturities take into consideration historical and estimated principal prepayments for loans and securities. Principal prepayments are the amounts of principal reduction in addition to contractual amortization. Fixed-rate and variable-rate loans are expected to have payment rates of 25%, 15%, 10%, 10% and 5% for the following five years, respectively. Securities principal payments are based on payment experience as of December 31, 2004. The expected maturities for financial liabilities with no stated maturity reflect historical and estimated future roll-off rates. The anticipated annual roll-off rates for noninterest bearing deposits, interest-bearing demand deposits and savings deposits are 15%. Fair values are based on the calculations used in accordance with generally accepted accounting principles as disclosed in the financial statements.

	Expected maturity
($ in thousands)	2005	2006	2007	2008	2009	Thereafter	Total	Fair Value
Financial Assets
Cash and due from banks	$26,915	$—	$—	$—	$—	$—	$26,915	$26,915
Overnight interest bearing deposits with other banks	2,302	—	—	—	—	—	2,302	2,302
Weighted average interest rate	2.39%						2.39%
Securities	4,855	6,335	2,217	6,975	1,250	12,254	33,886	33,886
Weighted average interest rate	6.20%	4.57%	4.53%	4.26%	5.29%	2.74%	4.10%
Fixed rate loans	199,641	67,556	42,391	32,218	23,741	52,345	417,892	422,415
Weighted average interest rate	7.49%	7.24%	7.46%	7.18%	7.50%	6.61%	7.31%
Variable rate loans	273,621	68,050	24,599	23,267	12,390	108,055	509,982	507,195
Weighted average interest rate	6.93%	6.85%	6.84%	6.78%	6.71%	6.63%	6.84%
Financial Liabilities
Noninterest bearing deposits	25,424	25,424	25,424	25,424	25,424	42,459	169,579	169,579
Interest-bearing demand deposits	10,137	10,137	10,137	10,137	10,137	16,927	67,612	67,612
Weighted average interest rate	0.32%	0.32%	0.32%	0.32%	0.32%	0.32%	0.32%
Savings deposits	57,683	57,683	57,683	57,683	57,683	96,330	384,745	384,745
Weighted average interest rate	1.48%	1.48%	1.48%	1.48%	1.48%	1.48%	1.48%
Time deposits	186,143	28,834	24,365	16,655	15,928	937	272,862	272,066
Weighted average interest rate	2.01%	2.73%	3.59%	3.45%	3.89%	4.08%	2.43%
Short-term borrowings	24,539	—	—	—	—	—	24,539	24,780
Weighted average interest rate	2.55%						2.55%
Long-Term Borrowings	—	2,400	1,567	1,000	100	600	5,667	5,515
Weighted average interest rate		4.06%	2.87%	5.90%	6.96%	3.83%	4.08%
Junior Subordinated Debentures	—	—	—	—	—	10,310	10,310	10,310
Weighted average interest rate						5.58%	5.58%
Net of financial assets and liabilities	203,408	17,463	(49,969)	(48,439)	(71,891)	5,091
Cumulative net amount	203,408	220,871	170,902	122,463	50,572	55,663
Percentage of total assets	19.39%	21.06%	16.29%	11.67%	4.82%	5.31%

The above table presents information about AWBC’s interest sensitivity; it does not predict future earnings. AWBC uses budgeting and earnings projections to forecast earnings. It requires assumptions about the projection of loan and securities prepayments, loan originations and liability funding sources, which may prove to be inaccurate.

AWBC utilizes an interest rate simulation model to monitor and evaluate the impact of changing interest rates on net interest income. The time horizon that is used for the simulation is one year and reflects changes in net interest income if interest rates move in a certain way. The table below reflects the change in net interest income if rates move up 200 basis points or down 100 basis points ratably over a 1 year period. Included in the analysis are assumptions regarding prepayment of loans, withdrawals of deposits, balance sheet activities and economic conditions.

Scenario	Percentage change in net interest income
Rates increase 200 basis points ratably over 12 months	2.1%

Rates decrease 100 basis points ratably over 12 months	-2.9%

Based on the simulation model, net income is expected to increase slightly when rates increase and shrink somewhat when rates fall. This is because of the concentration of adjustable rate and short term loans in AWBC’s portfolio. However, there can be no assurance that fluctuations in interest rates will not have a material adverse impact on AWBC.

The preceding interest rate sensitivity analysis does not represent a forecast by AWBC and should not be relied on as being indicative of future operating results. These hypothetical estimates are based on numerous assumptions including the nature and timing of interest rate levels including yield curve shape, repayments on loans and securities, pricing decisions on loans and deposits, reinvestment and replacement of asset and liability cash flows and others. While assumptions are developed based upon current economic and local market conditions, the Company cannot make any assurance as to the predictive nature of these assumptions, including how customer preferences or competitor influences might change. Also, as market conditions vary from those assumed in the sensitivity analysis, actual results will also differ due to prepayment and refinancing levels deviating from those assumed, the varying impact on adjustable rate assets of interest rate change caps and floors, the potential effect of changing debt service levels on customers with adjustable rate loans, depositor early withdrawals and product preference changes, and other internal and external variables. Furthermore, the sensitivity analysis does not reflect actions that the ALCO might take in responding to or anticipating changes in interest rates.

Item 8. Financial Statements and Supplementary Data.

The consolidated financial statements and supplementary data of AWBC and its subsidiaries for the years ended December 31, 2004, 2003 and 2002, which have been audited, except as indicated, by Moss Adams LLP, are included as part of Item 15 of this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There were no changes in or disagreements with accountants on accounting and financial disclosure.

Item 9A. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures: An evaluation of the Company’s disclosure controls and procedures (as defined in Section 13(a)-15(e) of the Securities Exchange Act of 1934 (the “Act”)) was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and other members of the Company’s management team as of the end of the period covered by this annual report. The Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as currently in effect are effective, in all material respects, in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. However, the Company continues to implement additional controls and processes to strengthen the overall system of internal controls. See “Changes in Internal Controls” below.

(b) Changes in Internal Controls: In the year ended December 31, 2004, the Company made significant changes in, and has taken corrective action regarding, its internal controls or other factors that could significantly affect the Company’s disclosure controls and procedures. During the 4th quarter of 2004, the Company through its primary subsidiary, the Bank, completed significant changes in its credit administration that were initiated at the beginning of 2004. These changes in the credit administration and credit approval process included one over one approval process on all credit relationships over $100,000, lower lending limits for individuals throughout the Company, enhanced credit underwriting criteria, establishing a credit committee with Board representation, and introduction of enhanced loan write-ups. These additional controls affect the Company’s internal controls over financial reporting, and as such were designed and implemented to ensure that information, in all material respects, continues to be accumulated and communicated to the Company’s management in a timely manner, and in all material respects, continues to be reported accurately and timely.

Management does not believe any of the changes currently underway in the Bank’s systems of internal controls, or in other factors that could significantly affect internal control over financial reporting, have resulted in any significant deficiencies or material weaknesses in the Company’s internal control over financial reporting subsequent to the date of their most recent evaluation.

As permitted by the Order Under Section 36 of the Securities Exchange Act of 1934 Granting an Exemption from Specified Provisions of Exchange Act Rules 13a-1 and 15d-1 issued by the SEC on November 30, 2004, the Company will file Management’s Annual Report on Internal Control Over Financial Reporting and the related Attestation Report of the Registered Public Accounting Firm by April 30, 2005 through an amendment to this annual report on Form 10-K.

Item 9B. Other Information.

There is no other information to report at this time.

PART III

Item 10. Directors and Executive Officers of the Registrant.

Information included under the following captions in the Company’s proxy statement relating to its 2005 annual meeting of stockholders (the “2005 Proxy Statement”) which will be filed within 120 days of the Company’s year-end is incorporated herein by reference:

•	“Election of Directors”;

•	“Board Committees and Meetings”;

•	“Corporate Governance”;

•	“Compliance with Section 16(a) of the Exchange Act”;

•	“Executive Officers Who are Not Directors”; and

•	“Code of Ethics.”

Item 11. Executive Compensation.

Information included under the following captions in the 2005 Proxy Statement which will be filed with the SEC within 120 days of the Company’s year-end is incorporated herein by reference:

•	“Directors’ Compensation”;

•	“Compensation Committee Interlocks and Insider Participation”;

•	“Executive Compensation;” and

•	“Related Party Transactions and Business Relationships.”

Item 12. Security Ownership of Certain Beneficial Owners and Management.

Information included under the following caption in the 2005 Proxy Statement which will be filed with the SEC within 120 days of the Company’s year-end is incorporated herein by reference:

•	“Security Ownership of Certain Beneficial Owners and Management.”

See also Note 16 of the Notes to the Consolidated Financial Statements, including the table presenting equity compensation plan information, included in this report.

Item 13. Certain Relationships and Related Transactions.

Information included under the following captions in the 2005 Proxy Statement which will be filed with the SEC within 120 days of the Company’s year-end is incorporated herein by reference:

•	“Compensation Committee Interlocks and Insider Participation”; and

•	“Related Party Transactions and Business Relationships.”

Item 14. Principal Accounting Fees and Services.

The information included under the following captions in the 2005 Proxy Statement which will be filed with the SEC within 120 days of the Company’s year-end is incorporated herein by reference:

•	“Independent Registered Public Accounting Firm.”

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) (1)	Financial Statements
Report of Independent Registered Public Accounting Firm
Consolidated Statements of Condition
Consolidated Statements of Income
Consolidated Statements of Changes in Stockholders’ Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements

The Company’s financial statements are attached at the end of this annual report.

(a) (2)	All schedules are omitted as the required information is not applicable or the information is presented in the Consolidated Financial Statements or related notes.

(a) (3)	Exhibits. A list of the Company’s exhibits are as follows:

Exhibit No.	Description
3.1	Articles of Incorporation of registrant are incorporated herein by reference to Exhibit 3(a) to the registrant’s registration statement on Form S-14 (File No. 2-86318).

3.2	2003 Restated Bylaws of registrant is incorporated by reference to the registrant’s annual report on Form 10-K (File No. 000-18561) filed March 8, 2004.

10.1	Agreement and Plan of Mergers dated March 28, 2002, by and among AmericanWest Bancorporation, AmericanWest Bank, Latah Bancorporation, Inc. and Bank of Latah is incorporated by reference to Exhibit 2 of the registrant’s statement on Form S-4 (File No. 333-87838).

10.2	Latah Bancorporation, Inc. 1999 Employee Incentive Stock Option Plan is incorporated by reference to Exhibit 99.1 to the registrant’s registration statement on Form S-8 (File No. 333-101040) filed November 6, 2002.*

10.3	Latah Bancorporation, Inc. 1999 Non-Qualified Stock Option Plan is incorporated by reference to Exhibit 99.2 to the registrant’s registration statement on Form S-8 (File No. 333-101040) filed November 6, 2002.*

10.4	Placement Agreement dated as of September 18, 2002, between AmericanWest Bancorporation and AmericanWest Statutory Trust I, as Officers, and FTN Financial Capital Markets and Keefe, Bruyette & Woods, Inc., as Placement Agents, for the issuance of Floating Rate Capital Securities to Preferred Term Securities VII, Ltd. is incorporated by reference to the registrant’s annual report on Form 10-K (File No. 000-18561) filed March 26, 2003.

10.5	Indenture dated as of September 26, 2002, between AmericanWest Bancorporation, as Issuer, and State Street Bank and Trust Company of Connecticut, National Association, as Trustee, for the issuance of Floating Rate Junior Subordinated Deferrable Interest Debentures due 2032 is incorporated by reference to the registrant’s annual report on Form 10-K (File No. 000-18561) filed March 26, 2003.

10.6	Form of AmericanWest Bancorporation Floating Rate Junior Subordinated Deferrable Interest Debentures is incorporated by reference to the registrant’s annual report on Form 10-K (File No. 000-18561) filed March 26, 2003.

10.7	Form of AmericanWest Statutory Trust I Floating Rate Capital Securities is incorporated by reference to the registrant’s annual report on Form 10-K (File No. 000-18561) filed March 26, 2003.

10.8	Form of AmericanWest Statutory Trust I Floating Rate Common Securities is incorporated by reference to the registrant’s annual report on Form 10-K (File No. 000-18561) filed March 26, 2003.

10.9	Amended and Restated Declaration of Trust dated as of September 26, 2002, between AmericanWest Bancorporation, as Sponsor; Wesley E. Colley, Wade Griffith and John L. Gilbert, as Administrators; and State Street Bank and Trust Company of Connecticut National Association, as Institutional Trustee is incorporated by reference to the registrant’s annual report on Form 10-K (File No. 000-18561) filed March 26, 2003.

10.10	Guarantee Agreement dated as of September 26, 2002, between AmericanWest Bancorporation, as Guarantor, and State Street Bank and Trust Company of Connecticut National Association, as Guarantee Trustee is incorporated by reference to the registrant’s annual report on Form 10-K (File No. 000-18561) filed March 26, 2003.

10.11	Subscription Agreement dated as of September 26, 2002, between AmericanWest Bancorporation and AmericanWest Statutory Trust I, as Officers, and Preferred Term Securities VII, Ltd., as Purchaser is incorporated by reference to the registrant’s annual report on Form 10-K (File No. 000-18561) filed March 26, 2003.

10.12	AmericanWest Bancorporation 2001 Incentive Stock Plan is incorporated by reference to Exhibit 99.1 to the registrant’s registration statement on Form S-8 (File No. 333-65628).*

10.13	AmericanWest Bancorporation 2001 Employee Stock Purchase Plan is incorporated by reference to Exhibit 99.1 to the registrant’s registration statement on Form S-8 (File No. 333-65630).*

10.14	Employment agreement with Robert M. Daugherty (Incorporated by reference to Exhibit 10.14 filed with AmericanWest Bancorporation’s Form 10-Q for the quarter ended September 30, 2004).*

10.15	Release and Settlement Agreement with Wesley E. Colley.*+

10.16	Fee Continuation Agreement with Donald H. Swartz.*+

14.1	Code of Ethics is incorporated by reference to the registrant’s annual report on Form 10-K (File No. 000-18561) filed March 8, 2004.

21	Subsidiaries of Registrant. Reference is made to “Item 1. Business.” AmericanWest Bancorporation and The Bank for the required information.

23.1	Consent of Independent Registered Public Accounting Firm.+

31(a)	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.+

(b)	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.+

32(a)	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.+

(b)	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.+

*	Denotes executive compensation plan or arrangement.

+	Denotes items filed herewith.

With the exception of the information expressly incorporated herein by reference, the 2005 Proxy Statement is not to be deemed filed as part of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 14th day of March, 2005.

AMERICANWEST BANCORPORATION

By:	/s/ Robert M. Daugherty
Robert M. Daugherty
President, Chief Executive Officer and
Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 14th day of March, 2005.

Principal Executive Officer:

By:	/s/ Robert M. Daugherty
Robert M. Daugherty, President, Chief Executive Officer and Director

Principal Financial and Accounting Officer

By:	/s/ C. Tim Cassels
C. Tim Cassels, Executive Vice President and Chief Financial Officer

Remaining Directors

By:	/s/ James Rand Elliott	By	/s/ Donald H. Swartz, II
	James Rand Elliott, Director		Donald H. Swartz, II, Director

By:	/s/ Allen Ketelsen	By:	/s/ Gary M. Bolyard
	Allen Ketelsen, Director		Gary M. Bolyard, Director

By:	/s/ Craig D. Eerkes	By:	/s/ P. Mike Taylor
	Craig D. Eerkes, Director		P. Mike Taylor, Director

By:	/s/ Donald H. Livingstone
Donald H. Livingstone, Director

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

AmericanWest Bancorporation

Spokane, Washington

We have audited the accompanying consolidated statement of financial condition of AmericanWest Bancorporation and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board of the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provided a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AmericanWest Bancorporation and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

/s/ Moss Adams LLP

Everett, Washington

February 1, 2005

CONSOLIDATED STATEMENTS OF CONDITION

DECEMBER 31, 2004 and 2003

($ in thousands)

	2004	2003
ASSETS
Cash and due from banks	$26,915	$29,352
Overnight interest bearing deposits with other banks	2,302	18,943

Cash and cash equivalents	29,217	48,295

Securities	33,886	40,726

Loans, net of allowance for loan losses of $18,475 and $12,453, respectively	909,255	863,718

Accrued interest receivable	6,520	6,750
Premises and equipment, net	23,955	22,455
Foreclosed real estate and other foreclosed assets	4,201	7,408
Life insurance and salary continuation assets	18,912	15,643
Goodwill	12,050	12,050
Intangible assets	2,642	2,893
Other assets	8,356	3,969

TOTAL ASSETS	$1,048,994	$1,023,907

LIABILITIES
Noninterest bearing demand deposits	$169,579	$159,425
Interest bearing deposits:
NOW and savings accounts	452,357	399,726
Time, $100,000 and over	123,006	127,117
Other time	149,856	184,857

TOTAL DEPOSITS	894,798	871,125

Short-term borrowings	24,539	27,050
Long-term borrowings	5,668	9,879
Capital lease obligations	416	542
Junior subordinated debt	10,310	10,310
Accrued interest payable	1,000	914
Other liabilities	7,188	7,889

TOTAL LIABILITIES	943,919	927,709
STOCKHOLDERS’ EQUITY
Common stock, no par, shares authorized 15 million; issued and outstanding 10,269,454 and 9,207,250, respectively	100,812	78,908
Retained earnings	4,057	16,817
Accumulated other comprehensive income, net of tax	206	473

TOTAL STOCKHOLDERS’ EQUITY	105,075	96,198

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,048,994	$1,023,907

The accompanying notes are an integral part of the financial statements.

CONSOLIDATED STATEMENTS OF INCOME

YEARS ENDED DECEMBER 31, 2004, 2003 and 2002

($ in thousands, except per share amounts)

	2004	2003	2002
INTEREST INCOME
Interest and fees on loans	$71,822	$69,203	$57,511
Interest on securities	3,030	1,901	1,506
Other interest income	84	144	185

TOTAL INTEREST INCOME	74,936	71,248	59,202

INTEREST EXPENSE
Interest on deposits	11,813	13,124	13,692
Interest on borrowings	2,146	1,362	1,418

TOTAL INTEREST EXPENSE	13,959	14,486	15,110

NET INTEREST INCOME	60,977	56,762	44,092
Provision for loan losses	13,046	6,324	5,663

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	47,931	50,438	38,429

NONINTEREST INCOME
Fees and service charges	4,925	4,242	3,675
Insurance commissions	15	38	47
Securities gains / (losses)	(44)	61	44
Other	3,094	1,835	1,618

TOTAL NONINTEREST INCOME	7,990	6,176	5,384

NONINTEREST EXPENSE
Salaries and employee benefits	22,936	20,291	16,114
Occupancy expense, net	3,078	2,429	2,033
Equipment expense	2,541	2,379	1,988
State business and occupation tax	936	808	756
Foreclosed real estate and other foreclosed assets expense	5,281	1,653	1,062
Intangible assets amortization	251	251	164
Other	7,723	7,309	5,443

TOTAL NONINTEREST EXPENSE	42,746	35,120	27,560

INCOME BEFORE PROVISION FOR INCOME TAX	13,175	21,494	16,253
Provision for income tax	3,670	7,508	5,354

NET INCOME	$9,505	$13,986	$10,899

Basic earnings per common share	$0.93	$1.39	$1.13
Diluted earnings per common share	$0.91	$1.34	$1.10
Basic weighted average shares outstanding	10,185,246	10,045,836	9,625,038
Diluted weighted average shares outstanding	10,478,969	10,473,852	9,915,354

The accompanying notes are an integral part of the financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2004, 2003 and 2002

($ in thousands)

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total	Comprehensive Income (Loss)
	Shares	Amount
Balances, December 31, 2001	7,905,366	$61,540	$6,584	$82	$68,206	$9,373

Common stock issued for options exercised	94,724	$737			$737
Common stock issued for the acquisition of Latah Bancorporation	334,947	4,101			4,101
Net income			$10,899		10,899	$10,899
Stock repurchase program	(249,263)	(2,077)	(1,089)		(3,166)
Net change in unrealized gain on available-for-sale securities, net of $190 taxes				$353	353	353

Balances, December 31, 2002	8,085,774	$64,301	$16,394	$435	$81,130	$11,252

Common stock issued for options exercised and employee incentive program	366,269	$2,144			$2,144
Net income			$13,986		13,986	$13,986
10% stock dividend declared in January 2003	817,167	12,911	(12,911)
Stock repurchase program	(61,960)	(448)	(652)		(1,100)
Net change in unrealized gain on available-for-sale securities, net of $20 taxes				$38	38	38

Balances, December 31, 2003	9,207,250	$78,908	$16,817	$473	$96,198	$14,024

Common stock issued for options exercised and employee incentive program	295,399	$2,441			$2,441
Net income			$9,505		9,505	$9,505
10% stock dividend declared in January 2004	923,034	20,990	(20,990)
Stock repurchase program	(156,229)	(1,527)	(1,325)		(2,852)
Compensatory stock options issued			50		50
Net change in unrealized gain on available-for-sale securities, net of $144 taxes				$(267)	(267)	(267)

Balances, December 31, 2004	10,269,454	$100,812	$4,057	$206	$105,075	$9,238

The accompanying notes are an integral part of the financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2004, 2003 and 2002

($ in thousands)

	2004	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$9,505	$13,986	$10,899
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses and foreclosed real estate and other foreclosed assets	17,834	7,968	5,723
Depreciation and amortization	2,518	2,234	1,569
Deferred income taxes	(1,512)	(732)	(647)
Compensatory stock options issued	50	—	—
Gain on disposal of branch	(618)	—	—
(Gain)/loss on sale of other	(531)	169	(31)
Changes in assets and liabilities:
Accrued interest receivable	230	(345)	601
Life insurance and salary continuation assets	(1,269)	(728)	(670)
Other assets	(2,730)	(499)	(286)
Accrued interest payable	102	(285)	(475)
Other liabilities	(735)	3,418	(2)

NET CASH FROM OPERATING ACTIVITIES	22,844	25,186	16,681

CASH FLOWS FROM INVESTING ACTIVITIES
Securities available-for-sale:
Maturities and principal payments	5,698	15,924	11,215
Sales	81,206	3,128	1,581
Purchases	(80,670)	(11,858)	(18,497)
Net increase in loans and leases	(64,822)	(108,580)	(102,858)
Purchase of life insurance contracts	(2,000)	(3,000)	—
Purchases of premises and equipment	(3,970)	(3,447)	(6,259)
Proceeds from sale of premises and equipment	592	199	40
Net cash to acquire Latah Bancorporation	—	—	(8,544)
Proceeds from foreclosed real estate and other foreclosed assets	5,084	2,211	1,709
Other changes in foreclosed real estate and other foreclosed assets	(187)	(2)	—

NET CASH FROM INVESTING ACTIVITIES	(59,069)	(105,425)	(121,613)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	38,785	104,790	121,347
Borrowings activity	(6,722)	(16,180)	(10,287)
Principal payments on capital lease obligations	(47)	(45)	(40)
Proceeds from issuance of capital stock, exercise of stock options and employee incentive program	2,441	2,144	737
Proceeds from issuance of junior subordinated debentures	—	—	10,310
Stock repurchase program	(2,852)	(1,100)	(3,166)
Cash payments for sale of branch	(14,458)	—	—

NET CASH FROM FINANCING ACTIVITIES	17,147	89,609	118,901

NET CHANGE IN CASH AND CASH EQUIVALENTS	(19,078)	9,370	13,969
Cash and cash equivalents, beginning of period	$48,295	$38,925	$24,956

Cash and cash equivalents, end of period	$29,217	$48,295	$38,925

Supplemental Disclosures:
Cash paid during the period for:
Interest	$13,899	$14,771	$15,585
Income taxes	$6,665	$6,195	$5,995
Noncash Investing and Financing Activities:
Foreclosed real estate acquired in settlement of loans	$6,197	$3,671	$7,821

The accompanying notes are an integral part of the financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Business and Summary of Significant Accounting Policies

Nature of business:

AmericanWest Bank (AWB or the Bank) is a state-chartered commercial bank incorporated under the laws of the State of Washington, and provides banking services primarily throughout Eastern and Central Washington and Northern Idaho. Bank of Latah (BOL) was a state-chartered commercial bank under the laws of the State of Idaho, and provided banking services primarily throughout Eastern Washington and Northern Idaho. On March 19, 2003, AmericanWest Bancorporation (AWBC or the Company) consolidated its two commercial banking subsidiaries, AWB and BOL into a single commercial bank. The AmericanWest Bank charter is the surviving charter. AWBC is subject to competition from other financial institutions, as well as non-financial intermediaries. AWBC is subject to the regulations of certain federal and state agencies, and it undergoes periodic examinations by those regulatory agencies.

AmericanWest Capital Trust (Trust), a subsidiary of AWBC, was formed in September 2002 for the exclusive purpose of issuing Trust Preferred Securities and common securities and using the $10 million in proceeds from the issuance to acquire junior subordinated debentures issued by AWBC. Upon adoption of Interpretation No. 46, Consolidation of Variable Interest Entities, in the first quarter of 2004, the Trust no longer is consolidated in the Company’s financial statements for all periods presented.

Basis of consolidation:

The consolidated financial statements include the accounts of AmericanWest Bancorporation (AWBC or Company) and its wholly owned subsidiaries, excluding the Trust, after eliminating all intercompany transactions.

Cash and cash equivalents:

Cash equivalents are any highly liquid investment with a remaining maturity of three months or less at the date of purchase. The Company has cash and cash equivalents on deposit with other banks and financial institutions in amounts that periodically exceed the federal insurance limit. AWBC evaluates the credit quality of these banks and financial institutions to mitigate its credit risk.

Estimates:

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of certain assets and liabilities as of the date of the statement of financial condition and certain revenues and expenses for the period and the accompanying notes. Actual results could differ materially from those estimates. Material estimates that are particularly susceptible to significant changes in the near term relate to the determination of the allowance for loan losses and the valuation of foreclosed real estate and other foreclosed assets.

Securities:

All of the securities are classified available-for-sale and are carried at market value. Market value is determined using published quotes or other indicators of value as of the close of business on December 31, 2004 and 2003, respectively. Securities consist primarily of obligations of the U.S. government and U.S. government agencies, state governments and corporate securities. Unrealized holding gains and losses, net of tax, on available-for-sale securities are excluded from earnings and reported as a net amount in a separate component of stockholders’ equity until realized. Gains and losses on the sale of available-for-sale securities are determined using the specific-identification method. Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Declines in the fair value of available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. In estimating other-than-temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Gains and losses on the sale of securities are recorded on the trade date.

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

Interest income is accrued on the unpaid principal balance. The Bank’s policy is to defer loan origination and commitment fees as well as certain loan origination costs and to amortize the net amount as an adjustment of the yield of the related loan over its contractual life using the interest method.

The Bank considers loans impaired when it is probable the Bank will be unable to collect all amounts as scheduled under the loan agreement. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, or, as a practical expedient, at the loan’s observable market price or the fair value of the collateral, if the loan is collateral dependent. Changes in these values will be reflected in income and as adjustments to the allowance for loan losses.

The accrual of interest on impaired loans is discontinued when at the time the loan is 90 days past due or when, in management’s opinion, the borrower may be unable to meet payments as they become due. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed. When interest accrual is discontinued, all unpaid accrued interest is reversed. Interest income is subsequently recognized only to the extent cash payments are received or payment is considered certain. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

The allowance for loan losses is maintained at a level management believes is adequate to provide for potential loan, loan commitment, standby letter of credit and financial guarantee losses. The allowance for loan losses is based on a continuing review of these items, which includes consideration of actual loss experience, changes in the size and character of the portfolio, identification of individual problem situations that may affect the borrower’s ability to repay, and evaluations of the prevailing and anticipated economic conditions. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision, as more information becomes available.

The allowance for loan losses is increased by charges to income and decreased by charge-offs (net of recoveries). Management believes the allowance for loan losses is adequate. While management uses available information to recognize losses on loans, changes in economic conditions may necessitate revision of the estimate in future years. In addition, various regulatory agencies, as an integral part of their examination processes, periodically review the Bank’s allowance for loan losses and may require the Bank to recognize additional losses based on their judgment using information available to them at the time of their examination.

Foreclosed real estate and other foreclosed assets:

Real estate properties acquired through, or in lieu of, loan foreclosure are to be sold and are initially recorded at the lower of the recorded investment or its fair value at the date of foreclosure establishing a new cost basis. After foreclosure, management periodically performs valuations and the real estate is carried at the lower of carrying amount or fair value less cost to sell. Any subsequent write-downs are recorded as a decrease in the asset and charged against operating expenses. Operating expenses of such properties, net of related income, are included in other expenses and gains and losses on their disposition are included in noninterest income and expenses.

Premises and equipment:

Premises and equipment are stated at cost less accumulated depreciation over estimated useful lives, which range from 3 to 39 years. Land is carried at cost. Depreciation expense is calculated using the straight-line method for financial statement purposes. Expenditures for new premises and equipment and major betterments are capitalized. Normal costs of maintenance and repairs are charged to expense as incurred.

Goodwill and intangible assets:

Intangible assets acquired in the form of goodwill are not being amortized. Core deposits purchased are being amortized using the straight-line method over five to twenty years. AWBC periodically evaluates these intangible assets for impairment.

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

( $ in thousands, except per share)	2004	2003	2002
Reported net income	$9,505	$13,986	$10,899
Add: stock-based compensation expense reported in net income, net of tax	33	—	—
Deduct: total stock-based compensation expense determined under fair value based method for all awards, net of tax effects	(545)	(250)	(129)

Pro forma net income	$8,993	$13,736	$10,770

Basic earnings per share
Reported earnings per share	$0.93	$1.39	$1.13
Stock-based employee compensation, fair value	(0.05)	(0.02)	(0.01)

Pro forma earnings per share	$0.88	$1.37	$1.12

Diluted earnings per share
Reported diluted earnings per share	$0.91	$1.34	$1.10
Stock-based employee compensation, fair value	(0.05)	(0.03)	(0.01)

Pro forma diluted earnings per share	$0.86	$1.31	$1.09

Fair value calculation assumptions:
Risk free interest rate	4.07%	4.36%	4.65%
Expected volatility	24.95%	26.26%	26.79%
Expected cash dividends	0%	0%	0%
Expected stock option life	8 years	7 years	5 years

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

Other off-statement of condition instruments:

In the ordinary course of business AWBC has entered into off-statement of condition financial instruments consisting of commitments to extend credit, commitments under credit-card arrangements, commercial letters of credit and standby letters of credit. Such financial instruments are held for purposes other than trading and are recorded in the financial statements when they are funded or related fees are incurred or received.

Transfer of financial assets:

Transfers of financial assets are accounted for as sales when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Bank, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Bank does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

Significant group concentrations of credit risk:

Most of the Bank’s business activity is with customers located within Eastern and Central Washington and Northern Idaho. The Bank originates commercial and industrial, commercial real estate, agricultural, real estate construction, real estate mortgage, bankcards, installment and other loans. Generally, loans are secured by accounts receivable, inventory, deposit accounts, personal property or real estate. Rights to collateral vary and are legally documented to the extent practicable. Although the Bank has a diversified loan portfolio, local economic conditions may affect borrowers’ ability to meet the stated repayment terms. The ability of the Bank’s debtors to honor their contracts is dependent upon the real estate and general economic conditions in the area.

Advertising:

The Company expenses all costs associated with advertising and promotional efforts as incurred. Advertising costs for the years ended December 31, 2004, 2003 and 2002 were approximately $1,120,000, $801,000 and $546,000, respectively.

Reclassifications:

Certain prior year balances have been reclassified to conform to the current year presentation. These reclassifications had no effect on retained earnings or net income as previously presented.

Note 2. Recently Issued Accounting Pronouncements

During 2004, the Financial Accounting Standards Board (FASB) issued the following accounting standards:

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. This statement will be adopted on July 1, 2005. The Company plans to use the modified retrospective method, restating the prior interim periods of 2005.

As permitted by Statement 123, the company currently accounts for share-based payments to employees using Opinion 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of Statement 123(R)’s fair value method will have a significant impact on our results of operations, although it will have no impact on our overall financial position. The impact of adoption of Statement 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income and earnings per share in Note 1 to our consolidated financial statements. Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (VIE), as amended and interpreted. It defined a VIE as a corporation, partnership, trust, or any other legal structure used for the business purpose that either does not have equity investors with voting rights or has equity investors that do not provide sufficient financial resources for the entity to support its activities. This interpretation required a VIE to be consolidated or deconsolidated by a company generally based on the risk of loss or return. The Company has a VIE in the form of a Trust set up to issue Trust Preferred Securities and accordingly, upon implementation of the Interpretation in the first quarter of 2004 the Trust was deconsolidated, which caused other assets and borrowings to increase by $310,000.

Note 3. Cash and Cash Equivalents

The Bank is required to maintain cash reserves with the Federal Reserve Bank. Cash reserve requirements are computed by applying prescribed percentages to various types of deposits. When the Bank’s cash reserves are in excess of that required, it may lend the excess to other banks.

Conversely, when cash reserves are less than required, the Bank borrows funds on a daily basis. Such reserve requirements at December 31, 2004 and 2003 were approximately $1,734,000 and $57,000, respectively. The average amounts of federal funds sold and overnight interest bearing deposits with other banks for the years ended December 31, 2004 and 2003 were approximately $1,437,000 and $6,434,000, respectively. Similarly, averages of short-term borrowings were approximately $34,187,000 and $11,357,000 for 2004 and 2003, respectively. The balance of short-term borrowings at December 31, 2004 was $24,539,000 and at 2003 was approximately $27,050,000.

Note 4. Securities

Debt and equity securities have been classified according to management’s intent. The amortized cost of securities and their fair values at December 31 were as follows:

December 31, 2004 ($ in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Fair Value
			Less than 12 months	12 months or longer
Securities available-for-sale:
U.S. Treasury securities	$501	$7	$—	$—	$508
Obligations of federal government agencies	1,962	35	—	11	1,986
Obligations of states, municipalities and political subdivisions	8,728	211	1	52	8,886
Mortgage backed securities	9,334	54	53	5	9,330
Corporate securities	6,008	131	—	—	6,139
Other securities	7,037	—	—	—	7,037

Total	$33,570	$438	$54	$68	$33,886

December 31, 2003 ($ in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Fair Value
			Less than 12 months	12 months or longer
Securities available-for-sale:
U.S. Treasury securities	$501	$34	$—	$—	$535
Obligations of federal government agencies	4,056	28	11	—	4,073
Obligations of states, municipalities
and political subdivisions	8,879	241	34	1	9,085
Mortgage backed securities	5,331	13	85	7	5,252
Corporate securities	16,148	690	21	—	16,817
Other securities	5,084	—	120	—	4,964

Total	$39,999	$1,006	$271	$8	$40,726

Certain investment securities shown above have fair values less than amortized cost and therefore contain unrealized losses. The Company has evaluated these securities and has determined that the decline in value is temporary and is related to the change in market interest rates since purchase. The decline in value is not related to any company or industry specific event. There were eleven and twenty-two investment securities with unrealized losses at December 31, 2004 and 2003, respectively. Management has determined that no investment security is other than temporarily impaired. The Company anticipates full recovery of amortized cost with respect to these securities at maturity or sooner in the event of a more favorable market interest rate environment.

Securities taxable interest income was approximately $2,478,000, $1,178,000 and $1,010,000 for 2004, 2003 and 2002, respectively. Securities nontaxable interest income was approximately $391,000, $365,000 and $225,000 for 2004, 2003 and 2002, respectively. Dividend income was approximately $161,000, $358,000 and $271,000 for 2004, 2003 and 2002, respectively. Securities with an amortized cost of $10,186,000 and $12,855,000 at December 31, 2004 and 2003, respectively, were pledged for purposes required or permitted by law. Market value of these securities was $9,926,000 and $12,771,000 at December 31, 2004 and 2003, respectively.

Other securities includes Federal Home Loan Bank (FHLB) Stock of $5,375,000 and $2,563,000 in 2004 and 2003, respectively, which is carried at cost and can be redeemed at the option of the Federal Home Loan Bank at cost, but is restricted as to purchase and sale based on the level of AWBC business activity with the FHLB.

Realized losses on sales of securities available for sale was approximately $44,000 in 2004. Realized gains on sales of securities available for sale were approximately $61,000 and $44,000 for 2003 and 2002, respectively.

The contractual scheduled maturity of securities at December 31, 2004 were as follows:

($ in thousands)	Amortized Cost	Fair Value
Due in one year or less	$3,866	$3,931
Due from one to five years	9,362	9,529
Due from five to ten years	1,760	1,825
Due after ten years	2,211	2,234
Mortgage backed securities	9,334	9,330
FHLB Stock and other Nonmaturity Securities	7,037	7,037

Total	$33,570	$33,886

Expected maturities will differ from contractual maturities as the issues of certain debt securities have the right to call or prepay their obligations without penalties.

Note 5. Loans and Allowance for Loan Losses

Loan categories as of December 31, 2004 and 2003 were as follows:

($ in thousands)	2004	2003
Commercial real estate	$497,253	$461,538
Commercial and industrial	197,912	183,618
Agricultural	122,735	124,395
Real estate construction	45,908	32,236
Real estate mortgage	32,703	38,075
Installment	22,454	26,850
Bankcards and other	8,909	9,678

Total loans	927,874	876,390
Allowance for loan losses	(18,475)	(12,453)
Deferred loan fees, net of deferred costs	(144)	(219)

Net loans	$909,255	$863,718

Adjustable and variable rate loans were approximately $509,982,000 and $424,066,000 as of December 31, 2004 and 2003, respectively. Remaining loans were fixed rate loans. Bank cards and other loans includes approximately $340,000 and $457,000 in overdraft deposits reclassified as loans in 2004 and 2003, respectively. Approximately $36 million and $44 million in loans were pledged as security for borrowings in 2004 and 2003, respectively. A summary of loans by contractual maturity as of December 31, 2004 and 2003 are as follows:

($ in thousands)	2004	2003
Maturity within one year	$327,730	$278,983
One to five years	279,173	290,447
Over five years	320,971	306,960

Total	$927,874	$876,390

Changes in the allowance for loan losses are as follows:

($ in thousands)	2004	2003	2002
Balance, beginning of year	$12,453	$10,272	$6,624
Provision charged to operations	13,046	6,324	5,663
Allowance acquired through acquisition	—	—	878
Loans charged-off	(8,122)	(4,524)	(3,280)
Recoveries	1,098	381	387

Balance, end of year	$18,475	$12,453	$10,272

Impaired loan information as of December 31, 2004, 2003 and 2002 is as follows:

($ in thousands)	2004	2003	2002
Impaired loans:
Impaired loans with specific allowance for loan losses	$3,587	$1,727	$2,323
Impaired loans without a specific allowance for loan losses	12,325	11,563	7,438

Total impaired loans	$15,912	$13,290	$9,761

Impaired loans allowance for loan losses	$1,426	$800	$512
Average impaired loans	12,509	11,525	10,887
Interest income recognized for impaired loans	—	—	8

Nonperforming loan information as of December 31, 2004, 2003 and 2002 is as follows:

($ in thousands)	2004	2003	2002
Nonperforming loans:
Total nonaccrual loans	$24,222	$12,485	$13,315
Accrual loans 90 or more past due	53	43	244

Total nonperforming loans	$24,275	$12,528	$13,559

Note 6. Premises and Equipment

Major classifications of premises and equipment are summarized as of December 31, 2004 and 2003 as follows:

($ in thousands)	2004	2003	Estimated Useful Life
Premises	$19,053	$19,680	5-39 Years
Furniture, fixtures, and equipment	9,345	9,150	3-7 Years
Leasehold improvements	2,867	935	5-15 Years

	31,265	29,765
Less accumulated depreciation	(12,470)	(11,228)

	18,795	18,537
Land	5,160	3,918

Premises and equipment, net	$23,955	$22,455

Depreciation expense for the years ended December 31, 2004, 2003 and 2002 was approximately $2,117,000, $1,595,000 and $1,274,000, respectively.

Note 7. Life Insurance and Salary Continuation Plan

AWBC maintains salary continuation plans for the benefit of certain directors, executive officers and other key employees. The plans provide for monthly payments to such persons, or their designated beneficiaries, for a period of time following retirement, or in some cases death prior to retirement. Amounts payable to eligible participants are determined by reference to such person’s salary or directors’ fee as of the date of each such person’s agreement under the plans.

In prior years, the plans were generally available to most directors, executive officers and other key employees, and vest according to the specific plan. The Bank has invested funds in life insurance policies to protect the Bank from early payout of the obligations under the salary continuation plans due to the untimely death of plan participants. The Bank is the beneficiary of the life insurance policies. The Bank earns interest on these invested funds, which are classified as noninterest income.

Cash surrender values, salary continuance benefit obligations at retirement and the recorded liability were as follows as of December 31, 2004 and 2003:

($ in thousands)	2004	2003
Cash surrender value	$18,912	$11,829
Present value at retirement of all participants after full vesting is obtained	10,697	9,015
Present value at retirement of the current fully vested participants	4,791	4,328
Recorded liability for future benefit obligation	4,412	2,726

Note 8. Goodwill and Intangible Assets

The Company has goodwill and core deposit intangible assets that were recorded in connection with the acquisition of certain business combinations. The value of the core deposit intangibles are amortized over the estimated useful life of the deposit relationship. Amortization expense for the years ended December 31, 2004 and 2003 was approximately $251,000 for each year. For the year ended December 31, 2002 was $164,000. The Company estimates amortization expense for the next five years to be consistent with the year ended December 31, 2004.

Prior to January 1, 2002, the Company amortized goodwill over 20 years. Upon the implementation of Statement of Financial Accounting Standards No. 142 (SFAS No. 142), Goodwill and Other Intangible Assets, on January 1, 2002, the Company ceased amortization of goodwill. SFAS No. 142 requires the Company to test the goodwill for impairment at least annually. The Company tested its goodwill and found no impairment during 2004.

Note 9. Income Taxes

The components of income tax expense for the years presented are as follows:

($ in thousands)	2004	2003	2002
Current expense	$5,182	$8,240	$6,001
Deferred tax benefit	(1,512)	(732)	(647)

Income tax expense	$3,670	$7,508	$5,354

The effective tax rate differs from the statutory tax rate as follows:

($ in thousands)	2004	2003	2002
Income tax at statutory rates	$4,611	$7,492	$5,664
Effect of tax-exempt interest income	(225)	(205)	(119)
Effect of nondeductible expenses and other	(716)	221	(191)

Income tax expense	$3,670	$7,508	$5,354

The following are the significant components of deferred tax assets and liabilities:

($ in thousands)		2004	2003
Deferred tax assets:
Allowance for loan losses		$6,558	$4,359
Deferred compensation expense		1,566	949
Other		1,893	250

Total deferred tax assets		10,017	5,558

Deferred tax liabilities:
Deferred loan fees		1,646	578
Depreciation		1,730	1,061
FHLB stock dividend income		567	522
Unrealized losses on available-for-sale securities		110	255
Other		500	404

Total deferred tax liabilities		4,553	2,820

Net deferred tax assets		$5,464	$2,738

Note 10. Time Deposit Maturities

At December 31, 2004, the scheduled maturities of time deposits were as follows:

($ in thousands)
2005	$186,143
2006	28,834
2007	24,365
2008	16,655
2009	15,928
Thereafter	937

Total	$272,862

Note 11. Junior Subordinated Debentures

The Trust, a wholly-owned subsidiary of AWBC, is a statutory business trust created for the exclusive purposes of issuing and selling capital securities and utilizing sale proceeds to acquire junior subordinated debt issued by AWBC. In 2002, the Trust issued $10,310,000 of junior subordinated debentures with a 30 year maturity, callable after the fifth year by AWBC. The rate adjusts quarterly based on LIBOR (London Inter Bank Offered Rate) plus 3.40%. These securities are considered Tier I capital for the purposes of regulatory capital requirements. Accordingly, the junior subordinated debentures are the sole assets of the Trust, and payments under the junior subordinated debentures will be the sole revenues of the Trust. All of the common securities of the Trust are owned by AWBC. AWBC has fully and unconditionally guaranteed the capital securities along with all obligations of the Trust under the trust agreements. The junior subordinated debentures are included as a separate line item in AWBC’s statement of financial condition and distributions payable are treated as interest expense in the consolidated statement of operations.

Note 12. Commitments and Contingent Liabilities

In the ordinary course of business, AWBC has various outstanding commitments and contingent liabilities that are not reflected in the accompanying consolidated financial statements. In addition, AWBC is a defendant in certain claims and legal actions arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the ultimate disposition of these matters is not expected to have a material effect on the consolidated financial condition of AWBC.

The minimum annual rental commitments on capital and operating leases at December 31, 2004, exclusive of taxes and other charges, are summarized as follows:

($ in thousands)
2005	$1,293
2006	1,312
2007	1,318
2008	1,311
2009	1,262
Thereafter	20,250

Total minimum payments due	$26,746
Less: Amount representing interest	(145)

Present value of net minimum lease payments	$26,601

AWBC rental expense for 2004, 2003 and 2002 was approximately $868,000, $752,000 and $686,000, respectively.

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

AWBC’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit and financial guarantees written is represented by the contractual or notional amount of those instruments. AWBC uses the same credit policies in making commitments and conditional obligations as it does for statement of condition instruments. The following table summarizes the contract or notional amount at December 31:

($ in thousands)	2004	2003
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$178,514	$185,732
Standby letters of credit and financial guarantees written	5,369	6,690
Unused commitments on bankcards	12,639	13,400

Total	$196,522	$205,822

AWBC does not anticipate any material losses as a result of the commitments, standby letters of credit or guarantees.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. AWBC evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by AWBC upon extension of credit is based on management’s credit evaluation of the counterparty. Collateral required varies but may include accounts receivable, inventory, property, plant and equipment and income producing commercial properties.

Standby letters of credit and financial guarantees written are conditional commitments issued by AWBC to guarantee the performance to a customer of a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The related liability for the Company’s obligation under standby letters of credit and guarantees is immaterial.

A majority of AWBC’s loans, commitments, and commercial and standby letters of credit have been granted to customers in the Company’s market area. As such, significant changes in economic conditions in the states of Washington and Idaho or within its primary industries could adversely affect the Company’s ability to collect loans. Substantially all such customers are depositors of the Company. The concentrations of credit by type of loan are set forth in Note 5. AWBC’s related party loans and deposits are disclosed in Note 19. The Company, as a matter of policy, does not extend credit to any single borrower in excess of $16.0 million.

As of December 31, 2004 and 2003, AWBC had lines of credit available of approximately $198.3 million and $163.3 million, respectively. The lines were available for short-term and long-term borrowings with maturities up to 30 years at market interest rates.

Note 13. Common Stock

The Board of Directors approved stock repurchases in 2004, 2003 and 2002. In 2004, 2003 and 2002 156,229 shares, 61,960 shares and 249,263 shares, respectively, were repurchased for $2.9 million, $1.1 million, and $3.2 million, respectively.

In January of 2004 and 2003 the Board of Directors declared 10% common stock dividends. AWBC recorded a transfer from retained earnings to common stock for the market value of the additional shares on the date issued. Per share amounts and weighted average shares outstanding have been retroactively adjusted to reflect the stock dividends.

Note 14. Restrictions on Dividends and Loans

AWB is subject to banking regulations relating to the payment of dividends and the amount of loans that it may extend. AWB is allowed to pay dividends out of retained earnings. In determining whether AWB’s Board of Directors will declare a dividend, AWB’s Board will consider factors including applicable laws and regulatory requirements, AWB’s financial condition, anticipated growth, and regulatory capital requirements, As of December 31, 2004, 2003 and 2002, the amount of retained earnings of AWB was $62,453,000, $52,481,000 and $33,088,000, respectively. At December 31, 2002, Bank of Latah had retained earnings of approximately $4,456,000.

Certain loans to any one person, including liabilities of a firm or association, cannot exceed twenty percent of the capital and surplus of the Bank. Loans that are secured or covered by guarantees, or by commitments or agreements to take over or to purchase the same, made by any Federal Reserve Bank or by the United States, including any corporation wholly owned directly or indirectly by the United States, are not subject to these restrictions. No loans can be made unless the Bank has more than the minimum available funds required by law.

Note 15. Employee Stock Ownership Plan (ESOP or Plan) and Profit Sharing 401(k) Plan

AWBC sponsors an ESOP. An ESOP is a form of retirement plan whereby AWBC receives a deduction for contributions to the Plan and the Plan invests all or a portion of the employer Trust contributions and Trust earnings in stock of AWBC. The Plan is qualified under Section 401(a) of the Internal Revenue Code as a stock bonus plan. All employees 21 years or older are eligible to participate in the ESOP on January 1 after they have completed a minimum of 1,000 hours and one full year of service, and benefits fully vest after five years of service. Contributions to the ESOP plan are discretionary and totaled approximately $90,000, $288,000 and $213,000 for 2004, 2003 and 2002, respectively and are based on a percentage of AWBC earnings. Contributions are allocated pro rata based on eligible annual compensation on December 31. Stock dividends are allocated on a pro rata basis on allocated shares per participant at the record date of the stock dividend.

AWBC has a Profit Sharing 401(k) Plan. Contributions to the Profit Sharing 401(k) Plan in 2004, 2003 and 2002 were approximately $523,000, $279,000 and $239,000, respectively.

Note 16. Stock Option Plans

The AWBC Shareholders and Board of Directors approved an Incentive Stock Plan (Plan) in 2001. The plan provides for the issuance of incentive and non-qualified stock options and performance shares to key employees, officers and directors. The maximum aggregate number of authorized shares issued under this plan is 1,064,800. The Board of Directors’ Compensation Committee administers the Plan. The maximum term of an incentive stock option granted under the Plan is ten years and the Plan will terminate on December 31, 2010. During 2004, there were 393,816 options issued under the Plan. As of December 31, 2004 there were 15,702 stock options outstanding from prior approved Incentive Stock Option Plans. Future stock options and performance shares will be issued from the Plan approved in 2001.

The status of the Plans as of December 31, 2004, 2003 and 2002 is as follows:

	2004		2003		2002
	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
Outstanding at beginning of year	624,562	$9.44	794,314	$7.45	486,112	$9.17
Granted	393,816	17.87	194,554	13.17	115,000	12.00
Acquired	—	—	—	—	284,854	2.58
Exercised	(282,612)	7.27	(342,367)	5.46	(74,444)	6.90
Forfeited	(38,535)	16.04	(21,939)	12.69	(17,208)	8.21

Outstanding at year-end	697,231	$13.87	624,562	$9.44	794,314	$7.45

Exercisable at year-end	354,513	$10.30	462,936	$7.99	588,643	$6.64

The weighted average fair value of options granted during the years ended December 31, 2004, 2003 and 2002 were $9.10, $7.98 and $4.68, respectively. The following table summarizes information about stock options outstanding at December 31, 2004:

		Options Outstanding		Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.84 -$4.62	81,641	3.1 years	$2.79	81,641	$2.79
$5.49 -$7.76	28,062	2.9 years	$6.77	28,062	$6.77
$8.05 -$9.14	78,128	1.4 years	$8.13	67,839	$8.09
$9.92	78,500	2.1 years	$9.92	58,527	$9.92
$11.76 -$15.42	101,200	7.2 years	$14.98	53,350	$15.09
$16.73 -$18.90	214,300	9.5 years	$18.14	24,894	$18.15
$20.71 - $21.34	115,400	9.1 years	$21.13	40,200	$21.13

Total	697,231			354,513

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

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at July 31, 2002 ($ in thousands):

Cash and cash equivalents	$4,907
Securities	26,362
Loans, net	94,665
Premises and equipment, net	2,591
Other assets	2,713
Core deposit intangible	2,256
Goodwill	8,178

Total assets acquired	$141,672

Deposits	$112,751
Short-term borrowings	7,759
Other liabilities	949
Long term debt	2,663

Total liabilities assumed	$124,122

Net assets acquired	$17,550

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

Condensed Statements of Condition

December 31, 2004 and 2003

($ in thousands)

	2004	2003
Cash	$937	$1,439
Investment in Bank subsidiary	110,112	100,047
Other assets	4,412	5,022

TOTAL ASSETS	$115,461	$106,508

Other borrowings and liabilities	$10,386	$10,310
Stockholders’ equity	105,075	96,198

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$115,461	$106,508

Note 18. Parent Company Only Statements (Continued)

Condensed Statements of Income

Years Ended December 31, 2004, 2003 and 2002

($ in thousands)

	2004	2003	2002
INCOME
Bank subsidiaries dividends	$—	$3,300	$6,333
Other income	23	2	14

	23	3,302	6,347

EXPENSES
Interest expense	579	552	238
Other operating expenses	122	34	—

	701	586	238

INCOME BEFORE PROVISION FOR INCOME TAX AND EQUITY IN UNDISTRIBUTED NET INCOME OF SUBSIDIARIES	(678)	2,716	6,109
Provision for income tax	212	204	76

INCOME BEFORE EQUITY IN UNDISTRIBUTED NET INCOME OF SUBSIDIARIES	(466)	2,920	6,185

Equity in undistributed net income of:
Bank subsidiaries	9,971	11,066	4,714

NET INCOME	$9,505	$13,986	$10,899

Note 18. Parent Company Only Statements (Continued)

Condensed Statements of Cash Flows

Years Ended December 31, 2004, 2003 and 2002

($ in thousands)

	2004	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$9,505	$13,986	$10,899
Adjustments to reconcile net income to cash provided by operating activities:
Equity in undistributed net income of subsidiaries	(9,971)	(11,066)	(4,714)
Loss on sale	—	1	—
Net change in other assets	12	(127)	(62)
Net change in other liabilities	313	—	(21)

NET CASH FROM (USED BY) OPERATING ACTIVITIES	(141)	2,794	6,102

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in subsidiaries	—	—	(13,507)

NET CASH (USED BY) INVESTING ACTIVITIES	—	—	(13,507)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of capital stock	2,441	2,144	737
Stock repurchase program	(2,852)	(1,100)	(3,166)
Proceeds from issuance of Long Term Debt	—	—	19,309
Repayment of Long Term Debt and other	50	(2,575)	(9,300)

NET CASH FROM (USED BY) FINANCING ACTIVITIES	(361)	(1,531)	7,580

NET CHANGE IN CASH	(502)	1,263	175
CASH, beginning of year	1,439	176	1

CASH, end of year	$937	$1,439	$176

Note 19. Related Party Transactions

Loans to related parties:

Loans to AWBC’s officers and directors are on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than normal risk of collectability. Such loans had the following balances and activity during 2004 and 2003:

($ in thousands)	2004	2003
Balance at beginning of year	$3,186	$9,394
New loans or advances	3,325	3,485
Repayments and adjustments	(5,487)	(9,693)

Balance at end of year	$1,024	$3,186

Deposits from related parties:

Deposits from related parties totaled approximately $2,426,000 and $1,722,000 at December 31, 2004 and 2003, respectively.

Payments to related parties:

AWB paid $104,000, $93,000 and $140,000 in 2004, 2003 and 2002 to related parties for various services provided. $84,000 of the yearly amount relates to lease payments paid for the Ephrata facility to a partnership of which one of the partners is a related party.

Note 20. Fair Value of Financial Instruments

SFAS No. 107, Disclosures about Fair Value of Financial Instruments, requires disclosure of fair value information about financial instruments for which it is practicable to estimate fair value. As defined by SFAS No. 107, financial instruments include the categories listed below. It does not include the value of premises and equipment and intangible assets such as customer relationships and core deposit intangibles. Fair values of off-statement of condition lending commitments, standby letters of credit and guarantees are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counter parties’ credit standing. The fair value of the fees at December 31, 2004 and 2003, were insignificant. See Note 12 for the notional amount of the commitments to extend credit. The following table summarizes carrying amounts, estimated fair values, and assumptions used by AWBC to estimate fair value as of December 31, 2004 and 2003:

As of December 31, 2004: ($ in thousands)	Assumptions Used in Estimating Fair Value	Carrying Amount	Estimated Fair Value
Financial Assets:
Cash and due from banks	Equal to carrying value	$26,915	$26,915
Overnight interest bearing deposits with other banks	Equal to carrying value	2,302	2,302
Securities	Quoted market prices	33,886	33,886
Loans	Fixed-rate loans: Discounted expected future cash flows, variable-rate loans: equal to carrying value, net of allowance for loan losses	909,255	910,992
Financial Liabilities:
Deposits	Fixed-rate certificates of deposit: Discounted expected future cash flows All other deposits: Equal to carrying value	894,798	894,000
Short-term borrowings	Equal to carrying value	24,539	24,780
Long-term borrowings	Discounted expected future cash flows	5,668	5,515
Junior subordinated debentures	Equal to carrying value	10,310	10,310

As of December 31, 2003: ($ in thousands)	Assumptions Used in Estimating Fair Value	Carrying Amount	Estimated Fair Value
Financial Assets:
Cash and due from banks	Equal to carrying value	$29,352	$29,352
Overnight interest bearing deposits with other banks	Equal to carrying value	18,943	18,943
Securities	Quoted market prices	40,726	40,726
Loans	Fixed-rate loans: Discounted expected future cash flows, variable-rate loans: equal to carrying value, net of allowance for loan losses	863,718	881,267
Financial Liabilities:
Deposits	Fixed-rate certificates of deposit: Discounted expected future cash flows All other deposits: Equal to carrying value	871,125	879,531
Short-term borrowings	Equal to carrying value	27,050	27,050
Long-term borrowings	Discounted expected future cash flows	9,879	9,625
Junior subordinated debentures	Equal to carrying value	10,310	10,310

Note 21. Regulatory Matters

AWBC and AWB are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, AWBC and AWB must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

As of December 31, 2004, the most recent notification from the Federal Deposit Insurance Company categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following tables. There are no conditions or events since the notification that management believes have changed the Bank’s category. The Company’s and the Bank’s actual capital amounts and ratios as of December 31, 2004 and 2003 are also presented in the table:

	Actual			Adequately Capitalized			Well Capitalized
($ in thousands)	Amount	Ratio		Amount	Ratio		Amount	Ratio
As of December 31, 2004:
Total capital to risk weighted assets:
AWBC	$112,691	11.32%	≥	$79,620	8.00%	≥	$99,525	10.00%
AWB	111,395	11.20%	≥	79,560	8.00%	≥	99,450	10.00%

Tier I capital to risk weighted assets:
AWBC	100,176	10.07%	≥	39,810	4.00%	≥	59,715	6.00%
AWB	98,889	9.94%	≥	39,780	4.00%	≥	59,670	6.00%

Leverage capital, Tier I capital to average assets:
AWBC	100,176	9.03%	≥	44,349	4.00%	≥	55,436	5.00%
AWB	98,889	8.92%	≥	44,345	4.00%	≥	55,436	5.00%

As of December 31, 2003:
Total capital to risk weighted assets:
AWBC	$102,348	10.77%	≥	$76,039	8.00%	≥	$95,049	10.00%
AWB	100,226	10.55%	≥	76,007	8.00%	≥	95,009	10.00%

Tier I capital to risk weighted assets:
AWBC	90,460	9.52%	≥	39,403	4.00%	≥	59,104	6.00%
AWB	88,343	9.30%	≥	38,004	4.00%	≥	57,006	6.00%

Leverage capital, Tier I capital to average assets:
AWBC	90,460	9.18%	≥	38,020	4.00%	≥	47,525	5.00%
AWB	88,343	8.97%	≥	39,403	4.00%	≥	49,254	5.00%

Note 22. Earnings Per Share

The following is a reconciliation of the numerators and denominators for basic and diluted per share computations for net income for 2004, 2003 and 2002:

($ in thousands, except per share)	2004	2003	2002
Numerator:
Net income	$9,505	$13,986	$10,899

Denominator:
Weighted-average number of common shares outstanding	10,185,246	10,045,836	9,625,038
Incremental shares assumed for stock options	293,723	428,016	290,316

Total	10,478,969	10,473,852	9,915,354

Basic earnings per common share	$0.93	$1.39	$1.13
Diluted earnings per common share	$0.91	$1.34	$1.10

Antidilutive options not included in diluted earnings per share	11,202	—	—

QUARTERLY FINANCIAL DATA

CONDENSED CONSOLIDATED STATEMENT OF INCOME-QUARTERLY

($ in thousands, except per share)

UNAUDITED

	2004, Quarter Ended
	December 31,	September 30,	June 30,	March 31,
Interest income	$19,398	$19,789	$18,443	$17,306
Interest expense	3,794	3,737	3,230	3,198

Net Interest Income	15,604	16,052	15,213	14,108
Provision for loan losses	4,548	1,788	5,710	1,000

Net interest income after provision for loan losses	11,056	14,264	9,503	13,108
Noninterest income	1,921	1,876	2,654	1,539
Noninterest expense	12,622	9,976	10,176	9,972

Income before provision for income taxes	355	6,164	1,981	4,675
Provision for income tax	(367)	2,186	713	1,138

Net income	$722	$3,978	$1,268	$3,537

Basic earnings per common share	$0.07	$0.39	$0.12	$0.35
Diluted earnings per common share	$0.07	$0.38	$0.12	$0.34
Basic average shares	10,241,667	10,191,775	10,205,436	10,150,470
Diluted average shares	10,475,127	10,438,276	10,525,173	10,505,234

	2003, Quarter Ended
	December 31,	September 30,	June 30,	March 31,
Interest income	$18,714	$18,166	$17,583	$16,785
Interest expense	3,469	3,561	3,713	3,743

Net Interest Income	15,245	14,605	13,870	13,042
Provision for loan losses	2,741	1,597	1,120	866

Net interest income after provision for loan losses	12,504	13,008	12,750	12,176
Noninterest income	1,486	1,623	1,622	1,445
Noninterest expense	8,654	8,995	8,814	8,657

Income before provision for income taxes	5,336	5,636	5,558	4,964
Provision for income tax	1,875	1,926	1,955	1,752

Net income	$3,461	$3,710	$3,603	$3,212

Basic earnings per common share	$0.34	$0.37	$0.36	$0.32
Diluted earnings per common share	$0.33	$0.35	$0.34	$0.31
Basic average shares	10,086,066	10,057,546	10,084,905	10,010,326
Diluted average shares	10,473,852	10,534,171	10,477,660	10,409,434