Form 10-Q
period 2005-03-31
AMERICANWEST BANCORPORATION
filed 2005-05-09
CIK 726990

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2005

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to

Commission File Number 000-18561

AMERICANWEST BANCORPORATION

(Exact name of registrant as specified in its charter)

Washington	91-1259511
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

41 West Riverside Avenue, Suite 400, Spokane, WA	99218-1200
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Number of Shares Outstanding
Common Stock	10,389,541 at May 3, 2005

AMERICANWEST BANCORPORATION

INDEX TO QUARTERLY REPORT ON FORM 10-Q

March 31, 2005

AMERICANWEST BANCORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CONDITION

(unaudited)

($ in thousands)

	March 31, 2005	December 31, 2004
ASSETS
Cash and due from banks	$21,417	$26,915
Overnight interest bearing deposits with other banks	1,737	2,302

Cash and cash equivalents	23,154	29,217

Securities	33,318	33,886

Loans, net of allowance for loan losses of $16,923 and $18,475, respectively	890,600	909,255

Accrued interest receivable	6,534	6,520
Premises and equipment, net	24,183	23,955
Foreclosed real estate and other foreclosed assets	1,940	4,201
Life insurance and salary continuation assets	19,115	18,912
Goodwill	12,050	12,050
Intangible assets	2,579	2,642
Other assets	7,085	8,356

TOTAL ASSETS	$1,020,558	$1,048,994

LIABILITIES
Noninterest bearing demand deposits	$175,698	$169,579
Interest bearing deposits:
NOW and savings accounts	425,266	452,357
Time, $100,000 and over	107,807	123,006
Other time	148,068	149,856

TOTAL DEPOSITS	856,839	894,798

Short-term borrowings	31,319	24,539
Long-term borrowings	4,260	5,668
Capital lease obligations	404	416
Subordinated debentures	10,310	10,310
Accrued interest payable	1,028	1,000
Other liabilities	7,424	7,188

TOTAL LIABILITIES	911,584	943,919

STOCKHOLDERS’ EQUITY
Common stock, no par, shares authorized 15 million; issued and outstanding of 10,377,148 and 10,269,454, respectively	101,866	100,812
Retained earnings	7,196	4,057
Accumulated other comprehensive income (loss), net of tax	(88)	206

TOTAL STOCKHOLDERS’ EQUITY	108,974	105,075

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,020,558	$1,048,994

The accompanying notes are an integral part of these statements.

AMERICANWEST BANCORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

THREE MONTHS ENDED MARCH 31, 2005 AND 2004

(unaudited)

($ in thousands, except per share amounts)

	2005	2004
INTEREST INCOME
Interest and fees on loans	$16,983	$16,816
Interest on securities	343	458
Other interest income	10	32

TOTAL INTEREST INCOME	17,336	17,306

INTEREST EXPENSE
Interest on deposits	3,027	2,901
Interest on borrowings	568	297

TOTAL INTEREST EXPENSE	3,595	3,198

NET INTEREST INCOME	13,741	14,108
Provision for loan losses	1,075	1,000

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	12,666	13,108

NONINTEREST INCOME
Fees and service charges	1,123	1,133
Other	442	406

TOTAL NONINTEREST INCOME	1,565	1,539

NONINTEREST EXPENSE
Salaries and employee benefits	5,549	5,591
Occupancy expense, net	1,045	755
Equipment expense	804	679
State business and occupation tax	223	208
Foreclosed real estate and other foreclosed assets expense	66	819
Intangible assets amortization	63	63
Other	1,776	1,857

TOTAL NONINTEREST EXPENSE	9,526	9,972

INCOME BEFORE PROVISION FOR INCOME TAX	4,705	4,675

PROVISION FOR INCOME TAXES	1,566	1,138

NET INCOME	$3,139	$3,537

Basic earnings per common share	$0.30	$0.35
Diluted earnings per common share	$0.30	$0.34
Basic weighted average shares outstanding	10,338,025	10,150,470
Diluted weighted average shares outstanding	10,490,197	10,505,234

The accompanying notes are an integral part of these statements.

AMERICANWEST BANCORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2005 AND 2004

(unaudited)

($ in thousands)

	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$3,139	$3,537
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses and foreclosed real estate and other	1,075	1,713
Depreciation and amortization	707	568
Gain on sale of fixed assets and foreclosed real estate and othe forclosed assets	(13)	(91)
Changes in assets and liabilities:
Accrued interest receivable	(14)	19
Life insurance and salary continuation assets	(203)	(8)
Other assets	1,428	(1,953)
Accrued interest payable	28	(107)
Other liabilities	236	112

NET CASH FROM OPERATING ACTIVITIES	6,383	3,790

CASH FLOWS FROM INVESTING ACTIVITIES
Securities available-for-sale:
Maturities, sales and principal payments	2,273	1,789
Purchases	(2,200)	(2,287)
Net (increase) decrease in loans and leases	17,478	(77)
Purchase of life insurance contracts	—	(137)
Purchases of premises and equipment	(917)	(669)
Proceeds from sale of premises and equipment	78	29
Foreclosed assets activity	2,387	443

NET CASH FROM (USED IN) INVESTING ACTIVITIES	19,099	(909)

CASH FLOWS FROM FINANCING ACTIVITIES
Net decrease in deposits	(37,959)	(9,624)
Borrowings activity	5,372	(3,306)
Principal payments on capital lease obligations	(12)	(12)
Proceeds from issuance of capital stock, exercise of stock options and employee incentive program	1,054	788

NET CASH USED IN FINANCING ACTIVITIES	(31,545)	(12,154)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(6,063)	(9,273)

Cash and cash equivalents, beginning of period	$29,217	$48,295

Cash and cash equivalents, end of period	$23,154	$39,022

Supplemental Disclosures:
Cash paid during the period for:
Interest	$3,567	$3,305
Income taxes	$—	$1,000

Noncash Investing and Financing Activities:
Foreclosed real estate acquired in settlement of loans	$102	$5,294

The accompanying notes are an integral part of these statements.

AMERICANWEST BANCORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. Basis of Presentation

The foregoing unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission. Accordingly, these financial statements do not include all of the disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2004. In the opinion of management, the unaudited interim consolidated financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim periods presented.

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published, and the reported amounts of revenues and expenses during the reporting period. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of AmericanWest Bancorporation’s (AWBC, the Company or the Corporation) consolidated financial statements; accordingly, it is possible that the actual results could differ from these estimates and assumptions, which could have a material effect on the reported amounts of AWBC’s consolidated financial position and results of operations.

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

	Three Months Ended March 31,
( $ in thousands, except per share)	2005	2004
Reported Net Income	$3,139	$3,537
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of tax effects	(182)	(384)

Pro forma Net Income	$2,957	$3,153

Basic Earnings Per Share
Reported Earnings Per Share	$0.30	$0.35
Stock-based employee compensation, fair value	(0.01)	(0.04)

Pro forma Earnings Per Share	$0.29	$0.31

Diluted Earnings Per Share
Reported Diluted Earnings Per Share	$0.30	$0.34
Stock-based employee compensation, fair value	(0.02)	(0.04)

Pro forma Diluted Earnings Per Share	$0.28	$0.30

The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in the periods above: risk free interest rate of 4.25% and 4.19%, respectively, expected volatility of 26.52% and 25.77%, respectively, cash dividends of 0% for each period and expected stock option lives ranging from 5 to 10 years.

AMERICANWEST BANCORPORATION

NOTE 2. Securities

All of the securities are classified as available-for-sale and are carried at market value. Unrealized gains and losses, net of tax, are excluded from earnings and reported as a net amount as a separate component of stockholders’ equity. Gains or losses on the sale of available-for-sale securities are determined using the specific identification method. Premiums and discounts are recognized in interest income using the effective interest method over the period to maturity. Carrying amounts and fair values at March 31, 2005 and December 31, 2004 were as follows:

	March 31, 2005		December 31, 2004
($ in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
US. Treasury Securities	$501	$503	$501	$508
Obligations of Federal Government Agencies	5,207	5,160	1,962	1,986
Obligations of states, municipalities and political subdivisions	8,719	8,785	8,728	8,886
Mortgage backed securities	6,462	6,355	9,334	9,330
Corporate securities	5,505	5,456	6,008	6,139
Other securities	7,059	7,059	7,037	7,037

TOTAL	$33,453	$33,318	$33,570	$33,886

NOTE 3. Loans and Allowance for Loan Losses

Loan detail by category as of March 31, 2005 and December 31, 2004 were as follows:

($ in thousands)	March 31, 2005	December 31, 2004
Commercial real estate	$488,038	$497,253
Commercial and industrial	199,657	197,912
Agricultural	115,176	122,735
Real estate construction	42,851	45,908
Real estate mortgage	32,577	32,703
Installment	19,989	22,454
Bankcards and other	9,211	8,909

Total Loans	$907,499	$927,874

Allowance for loan losses	(16,923)	(18,475)
Deferred loan fees, net of deferred costs	24	(144)

Net Loans	$890,600	$909,255

AMERICANWEST BANCORPORATION

The allowance for loan loss is maintained at levels considered adequate by management to provide for possible loan losses. The allowance is based on management’s assessment of various factors affecting the loan portfolio, including problem loans, business conditions and loss experience, and an overall evaluation of the quality of the underlying collateral. Changes in the allowance for loan losses during the three months ended March 31, 2005 and 2004 were as follows:

($ in thousands)	2005	2004
Balance, beginning of period	$18,475	$12,453
Provision charged to operations	1,075	1,000
Loan charge-offs	(2,675)	(1,015)
Recoveries	48	67

Balance, end of period	$16,923	$12,505

NOTE 4. Comprehensive Income

Total comprehensive income, which includes net income and unrealized gains and losses on the Corporation’s available-for-sale securities, amounted to approximately $2.8 million and approximately $3.8 million for the three months ended March 31, 2005 and 2004, respectively.

NOTE 5. Earnings Per Share

The following is a reconciliation of the numerators and denominators for basic and diluted per share computations for net income for the three months ended March 31, 2005 and 2004 were as follows:

($ in thousands, except per share)	2005	2004
Numerator:
Net income	$3,139	$3,537

Denominator:
Weighted average number of common shares outstanding	10,338,025	10,150,470
Incremental shares assumed for stock options	152,172	354,764

Total	10,490,197	10,505,234

Basic Earnings per common share	$0.30	$0.35
Diluted Earnings per common share	$0.30	$0.34

NOTE 6. Accounting Pronouncements

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure will no longer be an alternative. This statement will be adopted on January 1, 2006.

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

AMERICANWEST BANCORPORATION

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain matters discussed or incorporated by reference in this Quarterly Report on Form 10-Q including, but not limited to, matters described in Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” may be deemed forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (PSLRA), including statements about the business strategy, financial condition, results of operations, future financial targets and earnings outlook of the Corporation. The forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Those factors include, but are not limited to, impact of the current national and regional economy on small business loan demand in the Corporation’s market, loan delinquency rates, changes in portfolio composition, the AmericanWest Bank’s (AWB or the Bank) ability to attract quality commercial business, interest rate movements and the impact on margins such movement may cause, changes in the demographic make-up of the Corporation’s market, fluctuation in demand for the Corporation’s products and services, the Corporation’s ability to attract and retain qualified people, regulatory changes, competition with other banks and financial institutions, and other factors. For a discussion of factors that could cause actual results to differ, please see the Corporation’s prior report on Form 10-K as filed with the Securities and Exchange Commission. Words such as “targets,” “expects,” “anticipates,” “believes,” other similar expressions or future or conditional verbs such as “will,” “may,” “should,” “would,” and “could” are intended to identify such forward-looking statements. Readers should not place undue reliance on the forward-looking statements, which reflect management’s view only as of the date hereto. The Corporation undertakes no obligation to publicly revise these forward-looking statements to reflect subsequent events or circumstances. This statement is included for the express purpose of protecting the Corporation under PSLRA’s safe harbor provisions.

The following discussion contains a review of the results of operations and financial condition for the first quarter in 2005 and 2004. This information should be read in conjunction with the financial statements and related notes appearing in this report. The reader is assumed to have access to AWBC’s Form 10-K for the year ended December 31, 2004, which contains additional information.

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

AmericanWest Capital Trust I (Trust), a subsidiary of AWBC, was formed in September 2002 for the exclusive purpose of issuing trust preferred securities and common securities and using the $10.3 million in proceeds from the issuance to acquire junior subordinated debentures issued by AWBC. Upon the adoption of amended FIN 46, the investment in the Trust is no longer consolidated on the Condensed Consolidated Financial Statements.

AmericanWest Bank

AWB provides a full range of banking services to small and medium-sized businesses, agricultural businesses, professionals, and consumers through 42 offices located in Eastern Washington and Northern Idaho.

The principal sources of the AWB’s revenue are 1) interest and fees on loans, 2) fees for deposit accounts and related services, 3) interest on investments and 4) interest on interest bearing deposits with other banks. AWB’s lending activities consist of term and operating loans to businesses and agricultural businesses, real estate construction and development loans, vehicle and equipment loans for both businesses and consumers, and real estate mortgage loans. AWB also offers a full line of deposit account products and related services.

AMERICANWEST BANCORPORATION

Performance Overview

The table below summarizes the Corporation’s financial performance for the three months ending March 31, 2005 and 2004:

	2005	2004	% Change
($ in thousands except per share data)
Interest Income	$17,336	$17,306	0.2%
Interest Expense	3,595	3,198	12.4%

Net Interest Income	13,741	14,108	-2.6%

Provision for Loan Loss	1,075	1,000	7.5%
Net interest income after provision for loan losses	12,666	13,108	-3.4%

Noninterest Income	1,565	1,539	1.7%
Noninterest Expense	9,526	9,972	-4.5%

Income before provision for income taxes	4,705	4,675	0.6%

Provision for income taxes	1,566	1,138	37.6%

Net Income	$3,139	$3,537	-11.3%

Basic earnings per common share	$0.30	$0.35	-14.3%
Diluted earnings per common share	$0.30	$0.34	-11.8%

Net Income

The Corporation reported net income of approximately $3.1 million or $0.30 per fully diluted share for the three months ended March 31, 2005 compared to approximately $3.5 million and $0.34 for the same period in 2004. The decrease in net income is due mainly to the increase of interest expense and the increase in the provision for income taxes. The increase in the provision for income taxes is due mainly to historical tax credits which were recognized in 2004 which did not occur in 2005. Return on average assets for the three months ending March 31, 2005 and 2004 was 1.21% and 1.42%, respectively.

Net Interest Income

Net interest income was approximately $13.7 million for the three months ended March 31, 2005, a decrease from approximately $14.1 million for the like period in 2004. The decrease in net interest income was largely due to increases in the costs of deposits and borrowing costs offset by a slight increase in interest and fees on loans. The cost of deposits to the Company for the quarter ended March 31, 2005 was 1.79% compared to 1.65% for the quarter ended March 31, 2004. There was a decrease in net interest margin to 5.87% for the period ended March 31, 2005 compared to 6.20% for the like period last year. This decrease was due to increasing deposit costs, decreasing loan yields and decreasing investment yields. These were partially offset by decreasing borrowings costs.

AMERICANWEST BANCORPORATION

The following table sets forth the Corporation’s net interest margin for the year to date ending March 31, 2005 and 2004:

	Three Months Ended March 31,
	2005			2004
($ in thousands)	Average Balance	Interest	%	Average Balance	Interest	%
Assets
Loans, gross	$919,350	$16,983	7.49%	$864,428	$16,816	7.82%
Taxable Investments	25,867	252	3.95%	31,772	367	4.65%
Nontaxable Investments	8,723	138	6.42%	8,873	137	6.21%
Overnight deposits with other banks	1,857	10	2.18%	11,019	32	1.17%

Total earning assets	955,797	$17,383	7.38%	916,092	$17,352	7.62%

Other assets	79,541			77,444

Total assets	$1,035,338			$993,536

Liabilities
Interest bearing deposits	$687,516	$3,027	1.79%	$706,206	$2,901	1.65%
Borrowings	64,095	568	3.59%	31,994	297	3.73%

Total interestbearing liabilities	751,611	$3,595	1.94%	738,200	$3,198	1.74%

Noninterest bearing deposits	167,729			151,106
Other liabilities	8,506			6,780

Total liabilities	927,846			896,086

Stockholders’ equity	107,492			97,450

Total liabilities and stockholders’ equity	$1,035,338			$993,536

Net interest income and spread			5.44%			5.88%

Net interest margin to average earnings assets			5.87%			6.20%

The above table includes nonaccrual loans in the average loan balances. Tax exempt securities income has been presented using a tax equivalent basis and an assumed tax rate of 34%.

Provision for Loan Losses

Provision for loan losses increased to approximately $1.1 million in the first quarter, compared to approximately $1.0 million in the first quarter of 2004. The increase was due to management’s continual assessment of specific loan characteristics in the portfolio. In general, AWBC regularly evaluates the level of provision and the allowance for loan losses for adequacy by considering changes in the nature of the loan portfolio, overall portfolio, overall portfolio quality, industry concentrations, delinquency trends, current economic factors and the estimated impact of current economic conditions that may affect a borrower’s ability to pay. Management continually monitors the economic conditions of the Corporation’s market, which includes Eastern Washington and Northern Idaho and includes this information in the analysis of its Provision for Loan Losses. In addition, management includes general economic conditions for its analysis. The provision for loan losses is an estimate and the use of different estimates or assumptions could produce different provision for loan loss. In addition, the allowance for loan losses and the provision for loan losses are subject to regulatory supervision, examination and change.

Noninterest Income

Noninterest income for the three months ended March 31, 2005 was approximately $1.6 million. This represented an increase from approximately $1.5 million for the like period in 2004. This increase was due mainly to increases in the value of life insurance and salary continuation assets, which was slightly offset by a decrease in the gains on sales of foreclosed real estate and other foreclosed assets as compared with the prior year.

Noninterest Expense

Noninterest expense decreased to approximately $9.5 million for the three months ended March 31, 2005 from approximately $10.0 million in the comparable quarter of 2004. This decrease is due mainly to the change in foreclosed real estate and other foreclosed assets expense for the quarter ended March 31, 2005 from the quarter ended March 31, 2004. The decrease in the foreclosed real estate and other foreclosed assets was mainly due to charge offs of approximately $0.7 million in the first quarter of 2004 which did not occur in 2005. This decrease was partially offset by the increasing occupancy expense for the quarter ended March 31, 2005 as compared to the quarter ended March 31, 2004. This increase in occupancy expense was due mainly to escalation clauses in existing lease agreements and a leased building in downtown Spokane for the corporate headquarters which was placed into service in December of 2004.

AMERICANWEST BANCORPORATION

Income Tax Expense

Income tax expense has increased as a percentage of income before income taxes for the three month period ended March 31, 2005 to 33.3% compared to 24.3% in 2004. There were two buildings placed into service during the first quarter of 2004 in which AWBC had purchased historical rehabilitation tax credits. The Corporation recognized these tax credits during the three months ended March 31, 2004 causing the effective tax rate to decrease during that period.

Nonperforming Assets

Nonperforming assets include loans that are 90 or more days past due or in nonaccrual status and real estate and other loan collateral acquired through foreclosure. Total nonperforming assets were approximately $33.3 million or 3.26% of total assets at March 31, 2005. This compares to approximately $28.5 million or 2.71% of assets at December 31, 2004. The majority of nonperforming assets are comprised of several loans and properties discussed below.

The Company has acquired title to an ice skating complex in Spokane that it is currently carrying in foreclosed real estate and other foreclosed assets. It is carried at $1.3 million and is being operated as an ice skating rink. The asset is being carried at estimated market value and is being marketed as both an operating facility and as an alternative use facility. The Company has this complex under contract for sale and expects the sale to close in the second quarter of 2005 at its current carrying value.

The Company has classified $6.2 million in loans to a real estate developer as nonaccrual due to delinquency and the apparent inability to repay the debt without liquidation of the collateral. The Company has evaluated collateral coverage and has determined adequate coverage. The Company expects to sell the note to a private investor during the second quarter of 2005 for the full amount owed to the company including interest.

The Company has classified $5.3 million in loans to a wine grape vineyard and winery as nonaccrual due to continuing operating losses and inadequate cash flow to service debt. The entity continues to operate. The Company has evaluated collateral coverage and has provided for an impairment on the loan. The borrower is marketing the real estate and seeking alternative financing.

The Company has classified $2.2 million in loans to a row crop farmer as nonaccrual due to continued operating losses and inadequate cash flow to service debt. The entity continues to operate. The Company has evaluated collateral coverage and has provided for an impairment on the loan. The borrower is currently marketing the real estate.

The Company has $3.0 million in loans to an auto dealer as nonaccrual due to a maturity of the loans and cessation of operations by the owner. The Company has evaluated collateral coverage and has provided for an impairment on the loan. The Company intends to obtain title to the property through foreclosure and market the property to achieve repayment.

A $4.8 million loan on a mixed use office/retail building in Spokane has been classified as nonaccrual due to slow lease up and lack of ability to support debt service from current leases. The Company has evaluated collateral coverage and has provided for an impairment on the loan. The Company is evaluating options for remediation at this time.

Financial Condition

The Company’s consolidated assets at March 31, 2005 and December 31, 2004 were approximately $1.0 billion. Cash and cash equivalents decreased to approximately $23.2 million at March 31, 2005 from $29.2 million at December 31, 2004.

Total stockholders’ equity was approximately $109.0 million at March 31, 2005, up from approximately $105.1 million at December 31, 2004. The increase in stockholders’ equity was mostly due to net income and the exercise of stock options by employees and directors.

AMERICANWEST BANCORPORATION

Investment Portfolio

The Corporation’s investment portfolio decreased from approximately $33.9 million at December 31, 2004 to approximately $33.3 million at March 31, 2005. This decrease was due mainly to decreases in the market value of investments, principle payments received and a called investment, which was offset by the purchase of an investment. All securities are classified as available-for–sale and recorded at the market value. Management believes that this classification provides greater flexibility to respond to interest rate changes and liquidity needs.

Loan Portfolio

The major classifications of loans at March 31, 2005 and December 31, 2004 can be found in the Notes to Condensed Consolidated Financial Statements.

Total gross loans were approximately $907.5 million as of March 31, 2005 compared to approximately $927.9 million at December 31, 2004. The decrease is related to decreases in commercial real estate, agricultural and real estate construction categories. The decreases in agricultural and real estate construction are partially due to seasonality within those industries. Certain commercial real estate loans in the portfolio were sold to an investor during the first quarter of 2005 which contributed to the decrease in the commercial real estate loan category.

Allowance for Loan Losses

At March 31, 2005, the Corporation’s allowance for loan losses was approximately $16.9 million or 1.86% of total gross loans. This compares to approximately $18.5 million or 1.99% at December 31, 2004. The allowance for loan losses is increased by charges to income through the provision for loan losses and decreased by charge-offs, net of recoveries. Loans are charged to the allowance when management believes the collection of principal is unlikely.

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

The majority of the Company’s loans are to small and medium-sized businesses, agricultural businesses, professionals and consumers in Eastern Washington and Northern Idaho and are secured by residential and commercial real estate, crops and business inventory and receivables. Real estate values in this area remain stable. Prices for agricultural commodities also remain at normal levels. However, significant, long-term changes in either of these underlying factors could affect the collectability of a material portion of the Company’s loans outstanding. Each of these factors is also considered in the analysis of assessing the adequacy of the allowance for loan losses.

Management believes that the allowances for loan losses and other real estate owned are adequate. Management uses currently available information to recognize losses on loans and foreclosed real estate; however, future additions to the allowances may be necessary based on changes in economic conditions and borrower or loan characteristics. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses and foreclosed real estate. Such agencies may require the Company to recognize additions to the allowance based on their judgments of information available to them at the time of their examination.

Deposits

The Company’s primary source of funds is customer deposits. To attract and retain deposits, the Corporation offers a wide variety of account types and maturities, both interest bearing and noninterest bearing. Some account types have additional services bundled with them, such as insurance, travel discounts, free checks and free or discounted access to other bank services. Interest rates on accounts are determined by management based on the Company’s funding needs and market conditions and can change as frequently as daily.

At March 31, 2005, total deposits were approximately $856.8 million, a decrease of approximately $38.0 million from $894.8 million at December 31, 2004. NOW and savings accounts, which include money market accounts, decreased approximately $27.1 million to $425.3 million at March 31, 2005 from $452.4 million at December 31, 2004 and the Corporation experienced a decrease of approximately $17.0 million in time deposits to $255.9 million at March 31, 2005 from $272.9 million December 31, 2004. Noninterest bearing deposits increased $6.1 million to $175.7 million from $169.6 million at December 31, 2004. The decreases in money market now and savings accounts were concentrated in money market account types and reflect decreases in balances from some larger depositors related to rate differentials and use of the funds for business purposes. The decrease in time deposits was related to decreases in public funds and other wholesale deposits. AWBC has put into place late in the first quarter of 2005 an incentive program for employees to grow the deposit base through the attraction of core deposit funding.

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

As indicated on the Corporation’s Condensed Consolidated Statement of Cash Flows, net cash from operating activities for the three months ended March 31, 2005 contributed approximately $6.4 million to liquidity compared to approximately $3.8 million for the three months ended March 31, 2004. This increase is due mainly to the changes in asset and liability accounts from the prior year.

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

At March 31, 2005, short-term and long-term borrowings stood at approximately $31.3 million and $4.3 million, respectively. These balances represented an increase of approximately $6.8 million in short-term borrowings and a decrease of approximately $1.4 million in long-term borrowings in comparison to December 31, 2004, which were $24.5 million and $5.7 million, respectively. As of March 31, 2005 and December 31, 2004, AWBC had lines of credit available of approximately $187.8 million and $198.3, respectively. The lines were available for short-term and long-term maturities up to 30 years at market interest rates.

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

The table below lists AWB and AWBC’s capital ratios relative to regulatory requirements at March 31, 2005:

Capital Ratio	Regulatory Standard for “Well Capitalized” Rating	AWBC Actual Ratio	AWB Actual Ratio
Tier One Capital to Average Total Assets	5.00%	10.27%	10.05%
Tier One Capital to Risk Weighted Assets	6.00%	10.64%	10.42%
Total Capital to Risk Weighted Assets	10.00%	11.90%	11.68%

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no changes in securities, use of proceeds or, issuer purchases of equity securities in the period covered by this report.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

No items were submitted to a vote during the period covered by this report.

Item 5. Other Information

Not applicable.

Item 6. Exhibits and Reports on Form 8-K

a. Exhibits. The exhibits filed as part of this report are as follows:

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

b. Reports on Form 8-K.

1.	Form 8-K filed on March 31, 2005 reporting a press release announcing the appointment of Nicole Sherman as Executive Vice President and Director of Retail Banking.

2.	Form 8-K filed on February 2, 2005 reporting a press release announcing December 31, 2004 year-end results.

3.	Form 8-K filed on January 31, 2005 announcing the appointment of R. Blair Reynolds, as Senior Vice President and General Counsel and Shelly Russell as Controller.

4.	Form 8-K filed on January 28, 2005 announcing the appointment of Donald H. Livingstone to the Company’s Board of Directors.

5.	Form 8-K filed on January 3, 2005 reporting a press release announcing the additional provision for loan losses and foreclosed asset write-downs during the fourth quarter of 2004.

AMERICANWEST BANCORPORATION

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 6, 2005.

AMERICANWEST BANCORPORATION

/s/ Robert M. Daugherty
Robert M. Daugherty, President and
Chief Executive Officer

/s/ C. Tim Cassels
C. Tim Cassels, Executive Vice President and
Chief Financial Officer