Form 10-Q/A
period 2005-03-31
AMERICANWEST BANCORPORATION
filed 2005-05-10
CIK 726990

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q/A

(Amendment No. 1)

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2005 or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                      to

Commission File Number 000-18561

AMERICANWEST BANCORPORATION

(Exact name of registrant as specified in its charter)

Washington	91-1259511
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

41 West Riverside Avenue, Suite 400, Spokane, WA	99201-0813
(Address of principal executive offices)	(Zip Code)

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

AMERICANWEST BANCORPORATION

The registrant is filing this Amendment No. 1 to Form 10-Q for the quarter ended March 31, 2005 to file new Exhibits 31.1 and 31.2 regarding Certification of the Chief Executive Officer and Chief Financial Officer. The prior certifications inadvertently duplicated representations sections 4(c) and (d).

Item 6.	Exhibits and Reports on Form 8-K

a.	Exhibits. The exhibits filed as part of this report are as follows:

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

b.	Form 8-K

1.	Form 8-K filed on March 31, 2005 reporting a press release announcing the appointment of Nicole Sherman as Executive Vice President and Director of Retail Banking.

2.	Form 8-K filed on February 2, 2005 reporting press release announcing December 31, 2004 year end results.

3.	Form 8-K filed on January 31, 2005 announcing the appointment of R. Blair Reynolds, as Senior Vice President and General Counsel and Shelly Russell as Controller.

4.	Form 8-K filed on January 28, 2005 announcing the appointment of Donald H. Livingstone to the Company’s Board of Directors.

5.	Form 8-K filed on January 3, 2005 reporting a press announcing the additional provision for loan losses and foreclosed asset write-downs during the fourth quarter of 2004.

*	Previously filed on May 9, 2005 with Form 10-Q for the quarter ended March 31, 2005.

AMERICANWEST BANCORPORATION

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized on May 10, 2005.

AMERICANWEST BANCORPORATION

/s/ Robert M. Daugherty
Robert M. Daugherty,
President and Chief Executive Officer

/s/ C. Tim Cassels
C. Tim Cassels,
Executive Vice President and Chief Financial Officer

3