Form 10-Q/A
period 2005-03-31
AMERICANWEST BANCORPORATION
filed 2005-05-17
CIK 726990

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q/A

(Amendment No. 2)

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

This registrant is filing this Amendment No. 2 to refile, in its entirety, including exhibits thereto, Form 10-Q for the quarter ended March 31, 2005. The registrant is refiling its exhibits to correct certain dates and duplicative representations inadvertently included.

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

AMERICANWEST BANCORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2005 AND 2004

(unaudited)

($ in thousands)

	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$3,139	$3,537
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses and foreclosed real estate and other	1,075	1,713
Depreciation and amortization	707	568
Gain on sale of fixed assets and foreclosed real estate and other forclosed assets	(13)	(91)
Changes in assets and liabilities:
Accrued interest receivable	(14)	19
Life insurance and salary continuation assets	(203)	(8)
Other assets	1,428	(1,953)
Accrued interest payable	28	(107)
Other liabilities	236	112

NET CASH FROM OPERATING ACTIVITIES	6,383	3,790

CASH FLOWS FROM INVESTING ACTIVITIES
Securities available-for-sale:
Maturities, sales and principal payments	2,273	1,789
Purchases	(2,200)	(2,287)
Net (increase) decrease in loans and leases	17,478	(77)
Purchase of life insurance contracts	—	(137)
Purchases of premises and equipment	(917)	(669)
Proceeds from sale of premises and equipment	78	29
Foreclosed assets activity	2,387	443

NET CASH FROM (USED IN) INVESTING ACTIVITIES	19,099	(909)

CASH FLOWS FROM FINANCING ACTIVITIES
Net decrease in deposits	(37,959)	(9,624)
Borrowings activity	5,372	(3,306)
Principal payments on capital lease obligations	(12)	(12)
Proceeds from issuance of capital stock, exercise of stock options and employee incentive program	1,054	788

NET CASH USED IN FINANCING ACTIVITIES	(31,545)	(12,154)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(6,063)	(9,273)

Cash and cash equivalents, beginning of period	$29,217	$48,295

Cash and cash equivalents, end of period	$23,154	$39,022

Supplemental Disclosures:
Cash paid during the period for:
Interest	$3,567	$3,305
Income taxes	$—	$1,000

Noncash Investing and Financing Activities:
Foreclosed real estate acquired in settlement of loans	$102	$5,294

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

AMERICANWEST BANCORPORATION

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 16, 2005.

AMERICANWEST BANCORPORATION

/s/ Robert M. Daugherty
Robert M. Daugherty, President and
Chief Executive Officer

/s/ C. Tim Cassels
C. Tim Cassels, Executive Vice President and
Chief Financial Officer