Form 10-K/A
period 2004-12-31
AMERICANWEST BANCORPORATION
filed 2005-08-09
CIK 726990

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A Number 2

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

AMERICANWEST BANCORPORATION

EXPLANATORY NOTE

This amendment No. 2 to Part I. Item 1 Business to our annual report on Form 10-K for the year ended December 31, 2004 (“Form 10-K”) is being filed to add a Regulatory Matters section reporting the entering into certain supervisory agreements with AmericanWest Bank’s regulators. Other parts of the report, including our financial statements and report issued by our auditors, remain unchanged.

PART I

Forward Looking Statements.

Certain matters discussed or incorporated by reference in this Annual Report on Form 10-K including, but not limited to, matters described in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (PSLRA), including statements about the business strategy, financial condition, results of operations, future financial targets and earnings outlook of the Company. The forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Those factors include, but are not limited to, impact of the current national and regional economy on small business loan demand in the Company’s market, loan delinquency rates, changes in portfolio composition, the Company’s ability to increase market share, the Company’s ability to attract quality commercial business, the Company’s ability to expand its markets through new branches and acquisitions,, interest rate movements and the impact on margins such movement may cause, changes in the demographic make-up of the Company’s market, the Company’s products and services, the Company’s ability to attract and retain qualified people, regulatory changes, competition with other banks and financial institutions, and other factors. Words such as “targets,” “expects,” “anticipates,” “believes,” other similar expressions or future or conditional verbs such as “will,” “may,” “should,” “would,” and “could” are intended to identify such forward-looking statements. Readers should not place undue reliance on the forward-looking statements, which reflect management’s view only as of the date hereto. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect subsequent events or circumstances. This statement is included for the express purpose of protecting the Company under PSLRA’s safe harbor provisions.

Item 1. Business.

AmericanWest Bancorporation

AmericanWest Bancorporation (AWBC or the Company) is a Washington corporation registered as a bank holding company, under the Bank Holding Company Act of 1956. AWBC is headquartered in Spokane, Washington. AWBC’s wholly-owned subsidiary is AmericanWest Bank (AWB or Bank), a Washington state chartered bank that operates in Eastern and Central Washington and Northern Idaho. Unless otherwise indicated, reference to AWBC shall include its wholly-owned subsidiary AWB. At December 31, 2004, AWBC had total assets of $1.0 billion, net loans of $0.9 billion, deposits of $0.9 billion and stockholders’ equity of $0.1 billion. The discussion in this Annual Report on AWBC and its financial statements reflects AWBC’s acquisition of Latah Bancorporation, Inc. and its subsidiary, Bank of Latah (BOL), on July 31, 2002, which operated as a subsidiary of AWBC until AmericanWest Bank and BOL merged on March 19, 2003. AWBC was founded in 1983 and trades on NASDAQ under the symbol of AWBC.

Available Information

AWBC’s Internet address is www.awbank.net. You may access, free of charge, copies of the following documents from AWBC’s website by using the “Investor Relations” hyperlink:

•	Annual Reports on Form 10-K;

•	Quarterly Reports on Form 10-Q; and

•	Current Reports on Form 8-K.

AMERICANWEST BANCORPORATION

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

AMERICANWEST BANCORPORATION

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

AMERICANWEST BANCORPORATION

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

AMERICANWEST BANCORPORATION

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

AMERICANWEST BANCORPORATION

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

AMERICANWEST BANCORPORATION

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

AMERICANWEST BANCORPORATION

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

AMERICANWEST BANCORPORATION

The following table sets forth the carrying value, by type, of the securities in the Company’s portfolios at December 31, 2004, 2003 and 2002:

($ in thousands)	2004	2003	2002
U.S. Treasury and other U.S. Government agencies	$2,494	$4,608	$12,292
States of the U.S. and political subdivisions	8,886	9,085	8,841
Other securities	22,506	27,033	27,040

Total securities	$33,886	$40,726	$48,173

At December 31, 2004, and 2003 the market value of the Company’s securities exceeded amortized cost by $316,000 and $727, 000, respectively. No portion of AWBC’s investment portfolio is invested in derivative securities (being securities whose value derives from the value of an underlying security or securities, or market index of underlying securities’ values).

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

AMERICANWEST BANCORPORATION

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

Regulatory Matters

On August 24, 2004, AWB entered into a memorandum of understanding with the Federal Deposit Insurance Corporation (FDIC) relating to the Bank’s compliance controls, processes and training. On December 15, 2004, the Bank received a supervisory directive from the Washington Department of Financial Institutions (DFI) requiring it to take various actions to improve the Bank’s asset quality and loan administration, to maintain a minimum level of capital exceeding that required of well-capitalized banks under the applicable regulations (which the Bank met as of the date of the directive and continues to meet) and to revise its policies and procedures with respect to liquidity and funds management. Both supervisory actions were founded upon the Bank’s operations under prior management. Each of the FDIC and the DFI also have required the Bank to furnish the agency with at least 30 days’ notice prior to adding or replacing any director or senior executive officer or changing the responsibilities of any senior executive officer. The Bank may not make the change if either regulatory agency disapproves. Neither the memorandum of understanding nor the directive imposed any fines or penalties, although they did not preclude the possibility of fines and penalties in the future.

The supervisory actions will remain in effect until modified or terminated by the FDIC and the DFI, respectively. The Company and the Bank are committed to resolving the issues raised by the regulators and are continuing to take action to accomplish that goal.

These supervisory actions may adversely affect the Company’s and the Bank’s ability to obtain regulatory approvals for future initiatives requiring regulatory action, such as acquisitions. However, neither this effect nor the memorandum of understanding nor the directive, including the financial impact of enhanced processes, procedures and policies, is expected to have a material adverse impact on the financial condition or results of operations of the Company or the Bank.

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

AMERICANWEST BANCORPORATION

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

AMERICANWEST BANCORPORATION

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

AMERICANWEST BANCORPORATION

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

AMERICANWEST BANCORPORATION

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

Item 15. Exhibits, Financial Statement Schedules

(b) Exhibits. The exhibits filed as part of this report are as follows:

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

AMERICANWEST BANCORPORATION

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment number 2 to report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on the 8th day of August, 2005.

AMERICANWEST BANCORPORATION

By:	/s/ Robert M. Daugherty
Robert M. Daugherty
President and Chief Executive Officer