Form 10-Q/A
period 2005-03-31
AMERICANWEST BANCORPORATION
filed 2005-08-09
CIK 726990

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q/A

(Amendment No. 3)

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2005

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                      to

Commission File Number 000-18561

AMERICANWEST BANCORPORATION

(Exact name of registrant as specified in its charter)

Washington	91-1259511
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

41 West Riverside, Suite 400, Spokane, WA	99201-0813
(Address of principal executive offices)	(Zip Code)

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

EXPLANATORY NOTE

This amendment No. 3 to Part I. Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations to our quarterly report on Form 10-Q for the quarter ended March 31, 2005 (“Form 10-Q”) is being filed to add a Regulatory Matters section to report the entering into certain supervisory agreements with AmericanWest Bank’s regulators. Other parts of the report, including our financial statements, remain unchanged.

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

Performance Overview

The table below summarizes the Corporation’s financial performance for the three months ending March 31, 2005 and 2004:

($ in thousands except per share data)	2005	2004	% Change
Interest Income	$17,336	$17,306	0.2%
Interest Expense	3,595	3,198	12.4%

Net Interest Income	13,741	14,108	-2.6%

Provision for Loan Loss	1,075	1,000	7.5%
Net interest income after provision for loan losses	12,666	13,108	-3.4%

Noninterest Income	1,565	1,539	1.7%
Noninterest Expense	9,526	9,972	-4.5%
Income before provision for income taxes	4,705	4,675	0.6%

Provision for income taxes	1,566	1,138	37.6%

Net Income	$3,139	$3,537	-11.3%

Basic earnings per common share	$0.30	$0.35	-14.3%
Diluted earnings per common share	$0.30	$0.34	-11.8%

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

The following table sets forth the Corporation’s net interest margin for the year to date ending March 31, 2005 and 2004:

	Three Months Ended March 31,
	2005			2004
($ in thousands)	Average Balance	Interest	%	Average Balance	Interest	%
Assets
Loans, gross	$919,350	$16,983	7.49%	$864,428	$16,816	7.82%
Taxable Investments	25,867	252	3.95%	31,772	367	4.65%
Nontaxable Investments	8,723	138	6.42%	8,873	137	6.21%
Overnight deposits with other banks	1,857	10	2.18%	11,019	32	1.17%

Total earning assets	955,797	$17,383	7.38%	916,092	$17,352	7.62%

Other assets	79,541			77,444

Total assets	$1,035,338			$993,536

Liabilities
Interest bearing deposits	$687,516	$3,027	1.79%	$706,206	$2,901	1.65%
Borrowings	64,095	568	3.59%	31,994	297	3.73%

Total interest bearing liabilities	751,611	$3,595	1.94%	738,200	$3,198	1.74%

Noninterest bearing deposits	167,729			151,106
Other liabilities	8,506			6,780

Total liabilities	927,846			896,086

Stockholders’ equity	107,492			97,450

Total liabilities and stockholders’ equity	$1,035,338			$993,536

Net interest income and spread			5.44%			5.88%
Net interest margin to average earnings assets			5.87%			6.20%

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

However, the Bank is subject to a minimum level of capital exceeding the requirement of a well capitalized bank. See the “Regulatory Matters” below.

Regulatory Matters

As previously disclosed in the Company’s December 31, 2004 annual report on Form 10-K/A number 2, the Company’s wholly-owned subsidiary, AmericanWest Bank (Bank), entered into a memorandum of understanding with the Federal Deposit Insurance Corporation (FDIC) relating to the Bank’s compliance controls, processes and training established by prior management. In addition, on December 15, 2004, the Bank received a directive from the Washington Department of Financial Institutions (DFI) requiring it to take various actions to improve the Bank’s asset quality and loan administration, to maintain a minimum level of capital exceeding that required of well capitalized banks under the applicable regulations (which the Bank met as of the date of the directive and continues to meet) and to revise its policies and procedures with respect to liquidity and funds management.

The Company’s Board and the new Executive Management team, who were hired from and after September, 2004, are committed to resolving the issues raised by the regulators. The Bank has devoted, and continues to devote, significant effort in that regard. The Board and Management are of the opinion that changes in policy, procedures and personnel which have occurred under the new Management were appropriate and would have occurred even in the absence of the supervisory actions.

The supervisory actions will remain in effect until modified or terminated by the FDIC and the DFI, respectively.

Neither the memorandum of understanding nor the directive imposed any fines or penalties on the Bank. However, during the quarter the Bank has paid civil money penalties of $18,000 in the aggregate for compliance factors prior to June 30, 2004, relating to certain record-keeping requirements.

These supervisory actions may adversely affect the Company’s and the Bank’s ability to obtain regulatory approval for future initiatives requiring regulatory action, such as acquisitions. However, neither this effect nor the memorandum of understanding nor the supervisory directive, including the financial impact of the Bank’s compliance with them, are expected to have a material adverse impact on the financial condition or results of operations of the Company or the Bank.

Item 6. Exhibits

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

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 3 to report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized on August 8, 2005.

AMERICANWEST BANCORPORATION

/s/ Robert M. Daugherty
Robert M. Daugherty, President and Chief Executive Officer