Form 10-Q
period 2005-06-30
AMERICANWEST BANCORPORATION
filed 2005-08-09
CIK 726990

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2005

or

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Number of Shares Outstanding
Common Stock	10,449,608 at August 1, 2005

AMERICANWEST BANCORPORATION

INDEX TO QUARTERLY REPORT ON FORM 10-Q

June 30, 2005

AMERICANWEST BANCORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CONDITION

(unaudited)

($ in thousands)

	June 30, 2005	December 31, 2004
ASSETS
Cash and due from banks	$32,479	$26,915
Overnight interest bearing deposits with other banks	304	2,302

Cash and cash equivalents	32,783	29,217
Securities, available-for-sale	29,292	33,886
Loans, net of allowance for loan losses of $15,377 and $18,475, respectively	970,940	909,255
Accrued interest receivable	6,582	6,520
Premises and equipment, net	23,623	23,955
Foreclosed real estate and other foreclosed assets	3,222	4,201
Life insurance and salary continuation assets	19,318	18,912
Goodwill	12,050	12,050
Intangible assets	2,516	2,642

Other assets	7,333	8,356

TOTAL ASSETS	$1,107,659	$1,048,994

LIABILITIES
Noninterest bearing - demand deposits	$179,614	$169,579
Interest bearing deposits:
NOW and savings accounts	397,852	452,357
Time, $100,000 and over	125,809	123,006
Other time	144,959	149,856

TOTAL DEPOSITS	848,234	894,798
Short-term borrowings	124,239	24,539
Long-term borrowings	3,255	5,668
Capital lease obligations	392	416
Trust Preferred Securities	10,310	10,310
Accrued interest payable	1,113	1,000
Other liabilities	7,203	7,188

TOTAL LIABILITIES	994,746	943,919
STOCKHOLDERS’ EQUITY
Common Stock, no par, shares authorized 15 million; issued and outstanding 10,440,011 and 10,269,454, respectively	102,860	100,812
Retained earnings	10,738	4,057
Accumulated other comprehensive income, net of tax	35	206
Unearned employee common stock awards	(720)	—

TOTAL STOCKHOLDERS’ EQUITY	112,913	105,075

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,107,659	$1,048,994

The accompanying notes are an integral part of these statements.

AMERICANWEST BANCORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

THREE AND SIX MONTHS ENDED JUNE 30, 2005 AND 2004

(unaudited)

($ in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 20,
	2005	2004	2005	2004
INTEREST INCOME
Interest and fees on loans	$17,513	$17,873	$34,496	$34,689
Interest on securities	328	555	671	1,013
Other interest income	21	15	31	47

TOTAL INTEREST INCOME	17,862	18,443	35,198	35,749

INTEREST EXPENSE
Interest on deposits	3,460	2,802	6,487	5,703
Interest on borrowings	612	428	1,180	725

TOTAL INTEREST EXPENSE	4,072	3,230	7,667	6,428

NET INTEREST INCOME	13,790	15,213	27,531	29,321
Provision for loan losses	190	5,710	1,265	6,710

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	13,600	9,503	26,266	22,611

NONINTEREST INCOME
Fees and service charges	1,213	1,218	2,336	2,351
Other	352	1,436	794	1,842

TOTAL NONINTEREST INCOME	1,565	2,654	3,130	4,193

NONINTEREST EXPENSE
Salaries and employee benefits	5,554	5,829	11,103	11,420
Occupancy expense, net	772	714	1,817	1,469
Equipment expense	715	626	1,519	1,305
State business and occupation tax	226	191	449	399
Foreclosed real estate and other foreclosed assets expense	353	957	419	1,776
Other	2,246	1,859	4,085	3,779

TOTAL NONINTEREST EXPENSE	9,866	10,176	19,392	20,148

INCOME BEFORE PROVISION FOR INCOME TAX EXPENSE	5,299	1,981	10,004	6,656
PROVISION FOR INCOME TAX EXPENSE	1,757	713	3,323	1,851

NET INCOME	$3,542	$1,268	$6,681	$4,805

Basic earnings per common share	$0.34	$0.12	$0.65	$0.47
Diluted earnings per common share	$0.34	$0.12	$0.64	$0.46
Basic weighted average shares outstanding	10,387,957	10,205,436	10,355,891	10,168,811
Diluted weighted average shares outstanding	10,530,674	10,525,173	10,506,664	10,514,957

The accompanying notes are an integral part of these statements.

AMERICANWEST BANCORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2005 AND 2004

(unaudited)

($ in thousands)

	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$6,681	$4,805
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses and foreclosed real estate and other	1,265	8,209
Depreciation and amortization	1,340	1,148
Gain on disposal of branch	—	(621)
(Gain) Loss on sale of fixed assets, investments and foreclosed real estate and other foreclosed assets	27	(344)
Changes in assets and liabilities:
Accrued interest receivable	(62)	(282)
Life insurance and salary continuation assets	(406)	(422)
Other assets	1,115	(18)
Accrued interest payable	113	(198)
Other liabilities	15	(2,855)

NET CASH FROM OPERATING ACTIVITIES	10,088	9,422

CASH FLOWS FROM INVESTING ACTIVITIES
Securities available-for-sale:
Maturities, sales and principal payments	6,531	5,279
Purchases	(2,250)	(41,609)
Net increase in loans and leases	(64,454)	(55,560)
Purchase of life insurance contracts	—	(2,000)
Purchases of premises and equipment	(1,558)	(1,987)
Proceeds from sale of premises and equipment	675	68
Foreclosed assets activity	2,507	3,229

NET CASH FROM INVESTING ACTIVITIES	(58,549)	(92,580)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase/(decrease) in deposits	(46,564)	1,942
Borrowings activity	97,287	74,260
Principal payments on capital lease obligations	(24)	(24)
Proceeds from issuance of capital stock, exercise of stock options and employee incentive program	1,328	1,368
Cash payments for stock repurchases	—	(1,607)
Cash payments for sale of branch	—	(14,458)

NET CASH FROM FINANCING ACTIVITIES	52,027	61,481

NET CHANGE IN CASH AND CASH EQUIVALENTS	3,566	(21,677)
Cash and cash equivalents, beginning of period	$29,217	$48,295

Cash and cash equivalents, end of period	$32,783	$26,618

Supplemental Disclosures:
Cash paid during the period for:
Interest	$7,554	$6,642
Income taxes	$1,468	$2,500
Noncash Investing and Financing Activities:
Foreclosed real estate acquired in settlement of loans	$1,504	$5,608

The accompanying notes are an integral part of these statements.

AMERICANWEST BANCORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. Basis of Presentation

The foregoing unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission. Accordingly, these financial statements do not include all of the disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2004. In the opinion of management, the unaudited interim consolidated financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim periods presented. The results of operations for the periods ended June 30, 2005 and 2004 are not necessarily indicative of the operating results for the full year.

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

Employee stock options are accounted for under the intrinsic value method as allowed under Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees. Stock options are generally granted at exercise prices not less than the fair market value of common stock on the date of grant. Under APB No. 25, no compensation expense is recognized pursuant to AWBC’s stock option plans for stock options that are granted at exercise prices not less than the fair market value of common stock on the date of grant. The following table sets out the pro forma amounts of net income and earnings per share that would have been reported had AWBC elected to follow the fair value recognition provisions of Statement of Financial Accounting Standards Board No. 123, Accounting for Stock-Based Compensation, as amended.

	Three Months Ended		Six Months Ended
( $ in thousands, except per share)	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Reported Net Income	$3,542	$1,268	$6,681	$4,805
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of tax effects	(161)	(25)	(343)	(409)

Proforma Net Income	$3,381	$1,243	$6,338	$4,396

Basic Earnings Per Share
Reported Earnings Per Share	$0.34	$0.12	$0.65	$0.47
Stock-based employee compensation, fair value	(0.01)	(0.00)	(0.04)	(0.04)

Proforma Earnings Per Share	$0.33	$0.12	$0.61	$0.43

Diluted Earnings Per Share
Reported Diluted Earnings Per Share	$0.34	$0.12	$0.64	$0.46
Stock-based employee compensation, fair value	(0.02)	(0.00)	(0.04)	(0.04)

Proforma Diluted Earnings Per Share	$0.32	$0.12	$0.60	$0.42

Fair Value Calculation Assumptions:
Risk free interest rate	4.62%	5.00%	4.35%	4.05%
Expected volatility	26.64%	27.63%	26.09%	24.89%
Expected cash dividends	0%	0%	0%	0%
Expected stock option life	8.9 years	5.0 years	8.8 years	7.5 years

AMERICANWEST BANCORPORATION

NOTE 2. Securities

All of the securities are classified as available-for-sale and are carried at fair value. Unrealized gains and losses, net of tax, are excluded from earnings and reported as a net amount as a separate component of stockholders’ equity. Gains or losses on the sale of available-for-sale securities are determined using the specific identification method. Premiums and discounts are recognized in interest income using the effective interest method over the period to maturity. Carrying amounts and fair values at June 30, 2005 and December 31, 2004 were as follows:

	June 30, 2005		December 31, 2004
($ in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
US. Treasury Securities	$—	$—	$501	$508
Obligations of Federal Government Agencies	5,141	5,108	1,962	1,986
Obligations of states, municipalities and political subdivisions	8,684	8,824	8,728	8,886
Mortgage backed securities	5,300	5,291	9,334	9,330
Corporate securities	3,005	2,960	6,008	6,139
Other securities	7,109	7,109	7,037	7,037

TOTAL	$29,239	$29,292	$33,570	$33,886

NOTE 3. Loans and Allowance for Loan Losses

Loan detail by category as of June 30, 2005 and December 31, 2004 were as follows:

($ in thousands)	June 30, 2005	December 31, 2004
Commercial real estate	$560,584	$497,253
Commercial and industrial	195,388	197,912
Agricultural	126,648	122,735
Real estate construction	40,478	45,908
Real estate mortgage	33,824	32,703
Installment	19,227	22,454
Bankcards and other	10,071	8,909

Total loans, gross	$986,220	$927,874

Allowance for loan losses	(15,377)	(18,475)
Deferred loan (fees) net of deferred costs	97	(144)

Net Loans	$970,940	$909,255

The allowance for loan loss is maintained at levels considered adequate by management to provide for possible loan losses. The allowance is based on management’s assessment of various factors affecting the loan portfolio, including problem loans, business conditions and loss experience, and an overall evaluation of the quality of the underlying collateral. Changes in the allowance for loan losses during the three and six months ended June 30, 2005 and 2004 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2005	2004	2005	2004
Balance, beginning of period	$16,923	$12,505	$18,475	$12,453
Provision for loan losses	190	5,710	1,265	6,710
Loan charge-offs	(1,832)	(4,728)	(4,507)	(5,743)
Loan recoveries	96	524	144	591

Balance, end of period	$15,377	$14,011	$15,377	$14,011

AMERICANWEST BANCORPORATION

NOTE 4. Comprehensive Income

Total comprehensive income, which includes net income and unrealized gains and losses on the Corporation’s available-for-sale securities, amounted to approximately $6.5 million and $4.4 million for the six months ended June 30, 2005 and 2004, respectively.

NOTE 5. Earnings Per Share

The following is a reconciliation of the numerators and denominators for basic and diluted per share computations for net income for the three and six months ended June 30, 2005 and 2004 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands, except per share)	2005	2004	2005	2004
Numerator:
Net income	$3,542	$1,268	$6,681	$4,805
Denominator:
Weighted average number of common shares outstanding	10,387,957	10,205,436	10,355,891	10,168,811
Incremental shares assumed for stock options	142,717	319,737	150,773	346,146

Total	10,530,674	10,525,173	10,506,664	10,514,957

NOTE 6. Performance Common Stock Awards

In May and June of 2005, the Company granted restricted common stock awards of 35,000 shares to certain executives. The purpose of the restricted stock awards was to promote the long-term interests of the Company and its shareholders by providing restricted stock as a means for retaining certain executives. These restricted stock awards vest between January and June, 2010, and therefore, the unamortized cost of shares not yet earned is reported as a reduction of shareholders’ equity and will be amortized ratably over a five year period as compensation expense. The agreements require that the Company will achieve a return on assets of 1.0% per year, and for every year that this goal is not achieved; the award recipients will forfeit 20% of their restricted stock. In addition, the executives must be employed by AWBC at the time of vesting or the awards are forfeited. There was no compensation expense related to the stock agreement awards for the three and six month periods ended June 30, 2005.

NOTE 7. Accounting Pronouncements

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

The following discussion contains a review of the results of operations and financial condition for the second three and six months ending June 30, 2005 and 2004. This information should be read in conjunction with the financial statements and related notes appearing in this report. The reader is assumed to have access to AWBC’s Form 10-K for the year ended December 31, 2004, which contains additional information.

AmericanWest Bancorporation

AmericanWest Bancorporation (AWBC, Company or Corporation) is a bank holding company registered under the Bank Holding Company Act of 1956, as amended. The Corporation conducts business through its wholly-owned subsidiary, AmericanWest Bank (AWB) a state-chartered, FDIC-insured commercial bank organized under the laws of the State of Washington. The Corporation’s main office is located in Spokane, Washington.

AmericanWest Capital Trust I (Trust), a subsidiary of AWBC, was formed in September 2002 for the exclusive purpose of issuing trust preferred securities and common securities, and using the $10.3 million in proceeds from the issuance to acquire junior subordinated debentures issued by AWBC. Upon the adoption of amended FIN 46, the investment in the Trust is no longer consolidated on the Condensed Consolidated Financial Statements.

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

AMERICANWEST BANCORPORATION

Performance Overview

The table below summarizes the Corporation’s financial performance for the three and six months ending June 30, 2005 and 2004:

	Three Months Ended June 30,			Six Months Ended June 30,
($ in thousands except per share data)	2005	2004	% Change	2005	2004	% Change
Interest Income	$17,862	$18,443	-3.2%	$35,198	$35,749	-1.5%
Interest Expense	4,072	3,230	26.1%	7,667	6,428	19.3%

Net Interest Income	13,790	15,213	-9.4%	27,531	29,321	-6.1%

Provision for Loan Loss	190	5,710	-96.7%	1,265	6,710	-81.1%

Net Interest Income after Provision for Loan Losses	13,600	9,503	43.1%	26,266	22,611	16.2%

Noninterest Income	1,565	2,654	-41.0%	3,130	4,193	-25.4%
Noninterest Expense	9,866	10,176	-3.0%	19,392	20,148	-3.8%

Income before Provision for Income Tax Expense	5,299	1,981	167.5%	10,004	6,656	50.3%

Provision for Income Tax Expense	1,757	713	146.4%	3,323	1,851	79.5%

Net Income	$3,542	$1,268	179.3%	$6,681	$4,805	39.0%

Basic earnings per common share	$0.34	$0.12		$0.65	$0.47
Diluted earnings per common share	$0.34	$0.12		$0.64	$0.46

Net Income

The Corporation reported net income of approximately $3.5 million or $0.34 per fully diluted share for the three months ended June 30, 2005 compared to approximately $1.3 million and $0.12 for the same period in 2004. The Corporation reported net income of approximately $6.7 million or $0.64 per fully diluted share for the six month period ending June 30, 2005 as compared to approximately $4.8 million for the six month period ending June 30, 2004. The increases in net income are mainly due to a $4.0 million provision taken in the second quarter of 2004 related to one borrower which is offset by the $0.6 million gain on divesture of a branch in the second quarter of 2004. This increase is partially offset by higher provision for taxes in 2005 due mainly to historical tax credits which were recognized in 2004 and do not reoccur to the same extent during 2005. Lower net interest income during 2005 is another offset to the lower provision. Return on average assets for the six months ending June 30, 2005 and 2004 was 1.30% and 0.93%, respectively.

Net Interest Income

Net interest income was approximately $13.8 million for the three months ending June 30, 2005, a decrease of approximately $1.4 million or 9.3% from approximately $15.2 million for the three months ended June 30, 2004. The decrease in net interest income was primarily due to the increase in interest expense on deposits and borrowings of $0.7 million and $0.2 million, respectively. Interest expense on deposits was higher during 2005 due to an increase in the cost of deposits. In addition, decreases in loan income of $0.4 million and investment income of $0.2 million contributed to the decrease in net interest income. The decrease in loan income was due to lower loan yields, as average loan balances were higher during 2005. The decrease in investment income was due to lower investment yields and lower average investment balances during 2005. Net interest income for the six months ended June 30, 2005 was $27.5 million, a decrease of approximately $1.8 million or 6.1% from approximately $29.3 million for the like period in 2004.

The net interest margin decreased to 5.87% for the period ended June 30, 2005 compared to 6.34% for the similar period last year. This decrease was due to increasing deposit and borrowing costs combined with lower loan yields related to improving credit quality.

AMERICANWEST BANCORPORATION

The following table sets forth the Corporation’s net interest margin for the six months ending June 30, 2005 and 2004:

	Six Months Ended June 30,
	2005			2004
($ in thousands)	Average Balance	Interest	%	Average Balance	Interest	%
Assets
Loans, gross	$915,530	$34,496	7.60%	$882,441	$34,689	7.91%
Taxable Investments	24,137	489	4.09%	33,783	826	4.92%
Nontaxable Investments	8,712	276	6.39%	8,971	278	6.23%
Overnight deposits with other banks	1,166	31	5.36%	8,403	47	1.12%

Total earning assets	949,545	$35,292	7.50%	933,598	$35,840	7.72%

Other assets	80,379			96,424

Total assets	$1,029,924			$1,030,022

Liabilities
Interest bearing deposits	$679,334	$6,487	1.93%	$715,026	$5,703	1.60%
Borrowings	62,922	1,180	3.78%	55,968	725	2.61%

Total interest bearing liabilities	742,256	$7,667	2.08%	770,994	$6,428	1.68%

Noninterest bearing deposits	169,967			152,229
Other liabilities	8,984			7,499

Total liabilities	921,207			930,722

Stockholders’ equity	108,717			99,300

Total liabilities and stockholders’ equity	$1,029,924			$1,030,022

Net interest income and spread			5.42%			6.04%
Net interest margin to average earnings assets			5.87%			6.34%

The above table includes nonaccrual loans in the average loan balances. Tax exempt securities income has been presented using a tax equivalent basis and an assumed tax rate of 34%.

Loan yields for the six months ended June 30, 2005 were 7.60% compared to 7.91% for the six months ended June 30, 2004. Loan yields have declined as the credit quality of the portfolio has improved with new loan originations of higher credit quality loans and write-downs of lower credit quality loans. The increase in market rates has an offsetting positive impact on loan yields. The average balance of loans was approximately $33.1 million higher during 2005. Taxable investment yields were 4.09% for the first six months of 2005 compared to 4.92% for the six months ended June 30, 2004. The main reason for this lower yield was maturities and prepayments of higher yielding investments. The average balance of taxable investments was $9.6 million lower during 2005. The yield on investments was also lower due to the suspension of dividends on Federal Home Loan Bank (FHLB) stock under the Seattle Bank’s new three-year plan which also restricts member banks from redeeming excess shares. Their board adopted this resolution on May 18, 2005 and did not declare a dividend for the second quarter of 2005. The Seattle Bank will not repurchase any class of member stock prior to the end of the statutory five-year redemption period for FHLB stock, without a waiver from the Finance Board’s Office of Supervision. The average balance of FHLB stock during the six months ended June 30, 2005 was $5.4 million and the yield was 0.8%. This compares to an average balance of $2.8 million and a yield of 4.2% during the same period during 2004.

The cost of deposits to the Company for the six months ended June 30, 2005 was 1.93% compared to 1.60% for the six months ended June 30, 2004. The increase in the cost of deposits was due to higher market interest rates. The increase of $10.0 million in noninterest bearing deposits during 2005 partially offset the impact of the increase in rates on interest bearing deposits. The average balance of interest bearing deposits was approximately $35.7 million lower during 2005. The cost of borrowings for the six months ended June 30, 2005 was 3.78% compare to 2.61% for the similar period during 2004. This was also higher due to increases in market rates. As an indication of the change in market rates, the average Fed Funds rate was 2.71% during the first six months of 2005 compared to 1.01% during the same period of 2004. The average balance of borrowings was $7.0 million higher during 2005.

AMERICANWEST BANCORPORATION

Provision for Loan Losses

The provision for loan losses for the three months ended June 30, 2005 was approximately $0.2 million as compared to approximately $5.7 million for the three months ended June 30, 2004. The provision for loan losses for the six months ended June 30, 2005 was approximately $1.3 million as compared to approximately $6.7 million for the similar period in 2004. The decrease was due mainly to a $4.0 million provision taken in the second quarter of 2004 related to one borrower relationship. In addition, the decrease was due to management’s continual assessment of specific loan characteristics in the portfolio. In general, AWBC regularly evaluates the level of provision and the allowance for loan losses for adequacy by considering changes in the nature of the loan portfolio, overall portfolio, overall portfolio quality, industry concentrations, delinquency trends, current economic factors and the estimated impact of current economic conditions that may affect a borrower’s ability to pay. Management continually monitors the economic conditions of the Corporation’s market, which includes Eastern Washington and Northern Idaho and includes this information in the analysis of its provision for loan losses. In addition, management includes general economic conditions for its analysis. The provision for loan losses is an estimate and the use of different estimates or assumptions could produce a different provision for loan loss.

Noninterest Income

Noninterest income for the three and six months ended June 30, 2005 was approximately $1.6 million and $3.1 million, respectively. This represented a decrease from approximately $2.7 million and $4.2 million, respectively, for the similar periods in 2004. The decreases are mainly due to the gain on divesture of a branch in the second quarter of 2004 which was recorded at $0.6 million and gains on the sale of foreclosed real estate and other foreclosed assets which have decreased approximately $0.3 million from the prior year.

Noninterest Expense

Noninterest expense decreased modestly by $0.3 million or 3.0% to $9.9 million for the three months ended June 30, 2005, from $10.2 million for the three months ended June 30, 2004. This change is mainly due to a decrease of $0.6 million in foreclosed real estate and other foreclosed assets for the three month period.

Noninterest expense for the six months ended June 30, 2005 decreased $0.8 million or 3.8% to $19.4 million as compared to $20.1 million for the similar period in 2004. This change is also mainly due to a net decrease in foreclosed real estate and other foreclosed assets expense of $1.4 million for the six month period. This decrease in noninterest expense was partially offset by increases in occupancy and equipment expenses. Occupancy expense is higher for the first six months of 2005 due to escalation clauses in existing lease agreements and to the addition of a leased building in downtown Spokane for the corporate headquarters that was placed into service in December of 2004. Equipment expense was modestly higher due to new technology investments during 2005.

Provision for Income Tax Expense

The provision for income tax expense as a percentage of income before provision for income tax expense has increased to 33.2% for the six months ended June 30, 2005 compared to 27.8% in 2004. There were two buildings placed into service during the six months ended June 30, 2004 in which AWBC had purchased historical rehabilitation tax credits. The Corporation recognized these tax credits during the six months ended June 30, 2004 causing the effective tax rate to decrease during that period. The provision for income tax expense for 2005 includes a modest amount of tax credits.

Nonperforming Assets

Nonperforming assets include loans that are 90 or more days past due or in nonaccrual status, and real estate and other loan collateral acquired through foreclosure. Total nonperforming assets decreased to approximately $18.7 million or 1.69% of total assets at June 30, 2005 compared to approximately $33.3 million or 3.26% of assets at March 31, 2005. At December 31, 2004, total nonperforming assets were approximately $28.5 million or 2.71% of total assets. The majority of nonperforming assets are comprised of several loans and properties discussed below.

The Company has classified approximately $5.3 million in loans to a wine grape vineyard and winery as nonaccrual due to continuing operating losses and inadequate cash flow to service debt. The entity continues to operate and is marketing the real estate.

AMERICANWEST BANCORPORATION

The Company has acquired title to farm land in Touchet, Washington that it is currently carrying in foreclosed real estate and other foreclosed assets. It is carried at approximately $1.3 million and is being farmed at this time. The property is currently being marketed for sale.

The Company has acquired title to an ice skating complex in Spokane that it is currently carrying in foreclosed real estate and other foreclosed assets. It is carried at approximately $1.3 million and is being operated as an ice skating rink. The asset is being carried at estimated market value and is being marketed as both an operating facility and as an alternative use facility. Subsequent to quarter end, the Company has accepted an offer to purchase the facility for approximately $1.3 million. The prospective buyer is performing due diligence at this time, and the potential sale is scheduled to close in the Company’s third quarter.

The Company has classified approximately $0.9 million in loans to a residential real estate developer as nonaccrual due to the loans maturing, and the borrower being unable to repay the loans within terms. The borrower is attempting to market the property, and the Company is evaluating advancing additional funds to realize maximum return on the collateral.

The Company has classified approximately $0.8 million in loans to a farm operation as nonaccrual due to continued operating shortfalls and inability to demonstrate debt service capacity. The borrower continues to operate, and a portion of the loans is protected by FSA Guaranty. The borrower is completing the 2005 crop season, and then the Company will evaluate options for full collection.

The Company has classified approximately $0.7 million in loans to a construction company as nonaccrual due to continued inability to demonstrate adequate cash flow to service debt. The entity continues to operate and the borrower is compiling a plan that will be evaluated by the Company for adequacy in reducing the amount of the loans to allow debt service capacity.

The Company has classified approximately $0.5 million in loans to a farm operation as nonaccrual due to the borrower’s inability to meet repayment terms of the note. The entity continues to operate. The borrower has accepted an offer from a purchaser of the collateral securing this note that will result in complete payoff of principal and collection of interest. The potential sale is scheduled to close in the Company’s third fiscal quarter.

The Company has evaluated collateral coverage of the principal balance of the assets that are nonperforming and has provided for a specific impairment related to these assets of $2.0 million at this time.

Financial Condition

The Company’s consolidated assets at June 30, 2005 and December 31, 2004 were approximately $1.1 billion and $1.0 billion, respectively. Cash and cash equivalents increased to approximately $32.8 million at June 30, 2005 from $29.2 million at December 31, 2004.

Total stockholders’ equity was approximately $112.9 million at June 30, 2005, up from approximately $105.1 million at December 31, 2004. The increase in stockholders’ equity was mostly due to net income and the exercise of stock options by employees and directors.

Investment Portfolio

The Corporation’s investment portfolio decreased from approximately $33.9 million at December 31, 2004 to approximately $29.3 million at June 30, 2005. This decrease was due mainly to principal payments received and maturities. There was also a called investment which was offset by the purchase of a new investment. All securities are classified as available-for–sale and recorded at the market value. Management believes that this classification provides greater flexibility to respond to interest rate changes and liquidity needs.

Loan Portfolio

Total gross loans increased approximately $58.3 million or 6.3% to approximately $986.2 million as of June 30, 2005 from approximately $927.9 million at December 31, 2004. This includes an increase of $63.3 million or 12.7% in commercial real estate loans during the year, offset by small fluctuations in other categories. A majority of this increase was due to the purchase of a pool of approximately $76.2 million of multi-family loans which occurred late in June of 2005. These adjustable rate loans were purchased to enhance net income while new

AMERICANWEST BANCORPORATION

lending initiatives are being implemented to support increased loan originations. Commercial real estate loans continue to be a significant percentage of the total portfolio at 56.8% as of June 30, 2005 compared to 53.6% at December 31, 2004.

The major classifications of loans at June 30, 2005 and December 31, 2004 can be found in the Notes to Condensed Consolidated Financial Statements.

Allowance for Loan Losses

At June 30, 2005, the Corporation’s allowance for loan losses was approximately $15.4 million or 1.56% of total gross loans. This compares to approximately $18.5 million or 1.99% at December 31, 2004. The allowance for loan losses is increased by charges to income through the provision for loan losses and decreased by charge-offs, net of recoveries. Loans are charged to the allowance when management believes the collection of principal is unlikely. Management reports that in most cases charge-offs of loans during the first six months of 2005 were similar to the related reserves as of December 31, 2004.

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

Management believes that the allowances for loan losses and other real estate owned are adequate. Management uses currently available information to recognize losses on loans and foreclosed real estate and other foreclosed assets; however, future additions to the allowances may be necessary based on changes in economic conditions and borrower or loan characteristics.

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

At June 30, 2005, total deposits were approximately $848.2 million, a decrease of approximately $46.6 million from $894.8 million at December 31, 2004. NOW and savings accounts, which include money market accounts, decreased approximately $54.5 million to $397.9 million at June 30, 2005 from $452.4 million at December 31, 2004. The Corporation also experienced a decrease of approximately $2.1 million in time deposits to $270.8 million at June 30, 2005 from $272.9 million December 31, 2004. Late in the first quarter of 2005, management put into place an incentive program for employees to grow the deposit base through attracting core deposit funding. Management also rolled out a new retail product suite and provided sales training throughout the financial centers during the second quarter.

AMERICANWEST BANCORPORATION

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

As indicated on the Corporation’s Condensed Consolidated Statement of Cash Flows, net cash from operating activities for the six months ended June 30, 2005 contributed approximately $10.1 million to liquidity compared to approximately $9.4 million for the six months ended June 30, 2004. This increase is due mainly to the changes in asset and liability accounts from the prior year.

In addition to the strategy noted for deposits above, the Corporation uses short-term and long-term borrowings, in the form of advances from the Federal Home Loan Bank of Seattle, as a source of funding. With maturities ranging from overnight to 30 years, these advances are used to provide a ready source of liquidity for the operations and are a tool the Corporation uses to manage its interest rate risk. The Corporation also purchases Fed Funds as a source of short-term funding.

At June 30, 2005, short-term and long-term borrowings stood at approximately $124.2 million and $3.3 million, respectively. These balances represented an increase of approximately $99.7 million in short-term borrowings and a decrease of approximately $2.4 million in long-term borrowings in comparison to December 31, 2004 balances, which were $24.5 million and $5.7 million, respectively. Overall, borrowings have increased to replace the decline in deposit balances and to support asset growth. As of June 30, 2005 and December 31, 2004, AWB had lines of credit available of approximately $39.3 million and $198.3, respectively. These lines were available for short-term and long-term maturities up to 30 years at market interest rates. Borrowings from the Federal Home Loan Bank of Seattle are secured with loan collateral and the Federal Funds Purchases are unsecured. AWB also pledges securities to the Federal Reserve Bank from time to time.

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

The table below lists AWB and AWBC’s capital ratios relative to regulatory requirements at June 30, 2005:

Capital Ratio	Regulatory Standard for “Well Capitalized” Rating	AWBC Actual Ratio	AWB Actual Ratio
Tier One Capital to Average Total Assets	5.00%	10.74%	10.53%
Tier One Capital to Risk Weighted Assets	6.00%	10.73%	10.52%
Total Capital to Risk Weighted Assets	10.00%	11.98%	11.78%

However, the Bank is subject to a minimum level of capital exceeding the requirement of a well capitalized bank. See the “Regulatory Matters” below.

Regulatory Matters

As previously disclosed in the Company’s December 31, 2004 annual report on Form 10-K/A number 2, the Company’s wholly-owned subsidiary, AWB, entered into a memorandum of understanding with the Federal Deposit Insurance Corporation (FDIC) relating to the Bank’s compliance controls, processes and training established by prior management. In addition, on December 15, 2004, the Bank received a directive from the Washington Department of Financial Institutions (DFI) requiring it to take various actions to improve the Bank’s

AMERICANWEST BANCORPORATION

asset quality and loan administration, to maintain a minimum level of capital exceeding that required of well capitalized banks under the applicable regulations (which the Bank met as of the date of the directive and continues to meet) and to revise its policies and procedures with respect to liquidity and funds management.

The Company’s Board and the new Executive Management team, who were hired from and after September, 2004, are committed to resolving the issues raised by the regulators. The Bank has devoted, and continues to devote, significant effort in that regard. The Board and Management are of the opinion that changes in policy, procedures and personnel which have occurred under the new Management were appropriate and would have occurred even in the absence of the supervisory actions. The Bank submits quarterly reports to the FDIC and DFI relating to the supervisory actions, the latest of which was filed for the period ending June 30, 2005, and Management is of the opinion that the Bank is presently in substantial compliance with the supervisory actions.

The supervisory actions will remain in effect until modified or terminated by the FDIC and the DFI, respectively. The Company believes that the resolution of the identified regulatory concerns will result in such termination late this year or early next year, subject to determination by future examinations of the Bank by the FDIC and DFI.

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

Management considers interest rate risk to be a market risk that could have a significant effect on the financial condition and results of operations of AWBC. General economic conditions, regulatory policy and competition in the marketplace may affect interest income and the cost of funds.

The Company’s operating strategies focus on asset/liability management (ALM) in order to provide stable net interest income growth by protecting its earnings from undue interest rate risk. AWBC follows an ALM policy for managing exposure to interest rate risk. The strategy of AWBC has been to maintain, to the extent possible, a balanced position between rate-sensitive assets and liabilities. AWBC does not use derivatives, including forward and futures contracts, options, and swaps to manage its market and interest rate risks. All of AWBC’s transactions are denominated in U.S. dollars.

AWBC monitors the sensitivity of its assets and liabilities with respect to changes in interest rates and maturities and directs the allocation of their funds accordingly. Approximately 62% of AWBC’s loan portfolio had interest rates which adjust with the Bank’s reference interest rates as of June 30, 2005. This is an increase from 55% as of December 31, 2004. Fixed rate loans are generally made with terms of five years or less.

Management utilizes an interest rate simulation model to estimate the sensitivity of net interest income to changes in market interest rates. Such estimates are based upon a number of assumptions for each scenario, including the level of balance sheet growth, deposit repricing characteristics and the rate of prepayments. Interest rate sensitivity is a function of the repricing characteristics of AWBC’s interest earning assets and interest bearing liabilities. These repricing characteristics are the time frames within which the interest bearing assets and liabilities are subject to change in interest rates either at replacement, repricing or maturity during the life of the instruments. Interest rate sensitivity management focuses on the maturity structure of assets and liabilities and their repricing characteristics during periods of changes in market interest rates. Effective interest rate sensitivity management seeks to ensure that both assets and liabilities respond to changes in interest rates within an acceptable timeframe, thereby minimizing the impact of interest rate changes on net interest income. Further, while management believes that individually and in the aggregate its interest rate simulation model assumptions are reasonable, the complexity of the simulation modeling process results in a sophisticated estimate, but not an absolute precise calculation of exposure.

In management’s opinion, there have been no material changes in reported market risks faced by AWBC since the end of the most recent fiscal year. AWBC remains slightly asset sensitive under parallel interest rate

AMERICANWEST BANCORPORATION

scenarios of +200 basis points and -100 basis points. This means that our assets reprice more quickly than our liabilities, so net interest income usually rises when interest rates rise.

Item 4.	Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures: As of the end of the period covered by this report and pursuant to Rule 13a-15 of the Securities Exchange Act of 1934 (the Exchange Act), AWBC’s management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness and design of the Corporation’s disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) and concluded that the Corporation’s disclosure controls and procedures are effective to ensure that information required to be disclosed in the Corporation’s reports filed with the Securities and Exchange Commission pursuant to the Exchange Act is accumulated and communicated to management including the Corporation’s Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, as of the end of the period covered by this report, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures were effective in recording, processing, summarizing and reporting information required to be disclosed by the Corporation, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not have any unregistered sales of equity securities during the period covered by this report.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

a.	Annual meeting of shareholders was held on April 26, 2005.

b.	Proxies for the annual meeting were solicited pursuant to Regulation 14 under the Act.

c.	Matters voted upon at the meeting

Proposal 1 – Election of Directors

	For	Withhold
Gary M. Bolyard	7,562,214	871,282
Robert M. Daugherty	7,561,636	871,860
Craig D. Eerkes	7,566,567	866,929
James Rand Elliott	7,728,845	704,651
Donald H. Livingstone	7,602,054	831,442
Allen Ketelsen	7,703,662	729,834
Donald H. Swartz, II	7,734,361	699,135
P. Mike Taylor	7,756,731	676,765

Item 5.	Other Information

AmericanWest Bancorporation (the “Company”) has entered in employment contracts with five executive officers as follows.

1. Diane Kelleher. Effective June 6, 2005, the Company and its wholly-owned subsidiary AmericanWest Bank entered into a two year agreement with Diane Kelleher to serve as Executive Vice President and Chief Financial Officer of the Company and its wholly-owned subsidiary AmericanWest Bank (the “Bank”). Under the terms of her employment agreement, Ms. Kelleher will be paid a salary of $150,000 per annum and will be entitled to participate in any annual and longer-term incentive programs that are adopted by either the Company or the Bank and that cover employees in positions comparable to that of Ms. Kelleher. Further, at the discretion of the Chief Executive Officer, Ms. Kelleher may be awarded a bonus up to 50% of her base salary. Ms. Kelleher is also eligible for grants of performance shares of the Company as may from time to time be granted her at the discretion of the Company. Ms. Kelleher’s employment agreement will be automatically renewed for a successive two-year term unless either party gives written notice of non-renewal six months prior to the end of any term.

AMERICANWEST BANCORPORATION

If Ms. Kelleher terminates her contract for good reason or is terminated without cause, she will be entitled to her salary for the remainder of her contract, but not less than one year’s salary. In addition, she will be entitled to her pro rata portion of any incentive compensation earned but not yet paid, and all non-vested performance shares or stock options shall immediately vest. If Ms. Kelleher is terminated without cause or terminates her contract for good reason within two years of a change in control, she will be entitled to salary equal to the greater of (1) two years or (2) the number of months remaining under her contract, including any renewal term then in effect.

Further, on June 6, 2005, the Company granted Ms. Kelleher 7,500 shares of common stock all of which will vest on June 6, 2010 provided that Ms. Kelleher is employed on June 5, 2010. Provided, however, for each full calendar year between January 1, 2005 and January 1, 2010 for which the Company has a return on average assets of less than one percent, twenty percent of the performance shares that would have otherwise vested on June 6, 2010, shall lapse.

2. Greg Hansen. Effective May 23, 2005, AmericanWest Bank entered into a two year agreement with Greg Hansen to serve as Executive Vice President and Director of Commercial Lending. Under the terms of his employment agreement, Mr. Hansen will be paid a salary of $150,000 per annum and will be entitled to participate in any annual and longer-term incentive programs that are adopted by the Bank and that cover employees in positions comparable to that of Mr. Hansen, provided that for 2005, Mr. Hansen will receive a bonus of not less than $35,000 to be paid on or before February 1, 2006. In addition, Mr. Hansen received $25,000 upon the execution of his employment agreement. Mr. Hansen is also eligible for grants of performance shares of the Company as may from time to time be granted him at the discretion of the Bank and the Company. Mr. Hansen’s employment agreement will be automatically renewed for a successive two-year term unless either party gives written notice of non-renewal six months prior to the end of any term.

If Mr. Hansen terminates his contract for good reason or is terminated without cause, he will be entitled to his salary for the remainder of his contract, but not less than one year’s salary. In addition, he will be entitled to his pro rata portion of any incentive compensation earned but not yet paid, and all non-vested performance shares or stock options shall immediately vest. If Mr. Hansen is terminated without cause or terminates his contract for good reason within two years of a change in control, he will be entitled to salary equal to the greater of (1) two years or (2) the number of months remaining under his contract, including any renewal term then in effect.

Further, effective May 23, 2005, the Company granted Mr. Hansen 7,500 shares of common stock all of which will vest on May 22, 2010 provided that Mr. Hansen is employed on May 22, 2010. Provided, however, for each full calendar year between January 1, 2005 and January 1, 2010 for which the Company has a return on average assets of less than one percent, twenty percent of the performance shares that would have otherwise vested on May 22, 2010 shall lapse.

3. Rick Shamberger. On June 6, 2005, AmericanWest Bank entered into a two year agreement with an effective date of January 28, 2005, with Rick Shamberger to serve as Executive Vice President and Chief Credit Officer. Under the terms of his employment agreement, Mr. Shamberger will be paid a salary of $150,000 per annum and will be entitled to participate in any annual and longer-term incentive programs that are adopted by the Bank and that cover employees in positions comparable to that of Mr. Shamberger. In addition, Mr. Shamberger is eligible for grants of performance shares of the Company as may from time to time be granted him at the discretion of the Company. Mr. Shamberger’s employment agreement will be automatically renewed for a successive two-year term unless either party gives written notice of non-renewal six months prior to the end of any term.

AMERICANWEST BANCORPORATION

If Mr. Shamberger terminates his contract for good reason or is terminated without cause, he will be entitled to his salary for the remainder of his contract, but not less than one year’s salary. In addition, he will be entitled to his pro rata portion of any incentive compensation earned but not yet paid, and all non-vested performance shares or stock options shall immediately vest. If Mr. Shamberger is terminated without cause or terminates his contract for good reason within two years of a change in control, he will be entitled to salary equal to the greater of (1) two years or (2) the number of months remaining under his contract, including any renewal term then in effect.

Further, on June 6, 2005, the Company granted Mr. Shamberger 7,500 shares of common stock all of which will vest on January 2, 2010 provided that Mr. Shamberger is employed on December 31, 2009. Provided, however, for each full calendar year between January 1, 2005 and January 1, 2010 for which the Company has a return on average assets of less than one percent, twenty percent of the performance shares that would have otherwise vested on January 2, 2010 shall lapse.

4. Nicole Sherman. On June 6, 2005, the Bank entered into a two year agreement with an effective date of January 28, 2005 with Nicole Sherman to serve as Executive Vice President and Director of Retail Banking. Under the terms of her employment agreement, Ms. Sherman will be paid a salary of $150,000 per annum and will be entitled to participate in any annual and longer-term incentive programs that are adopted by the Bank and that cover employees in positions comparable to that of Ms. Sherman. In addition, Ms. Sherman is also eligible for grants of performance shares of the Company as may from time to time be granted her at the discretion of the Company. Ms. Sherman’s employment agreement will be automatically renewed for a successive two-year term unless either party gives written notice of non-renewal six months prior to the end of any term.

If Ms. Sherman terminates her contract for good reason or is terminated without cause, she will be entitled to her salary for the remainder of her contract, but not less than one year’s salary. In addition, she will be entitled to her pro rata portion of any incentive compensation earned but not yet paid, and all non-vested performance shares or stock options shall immediately vest. If Ms. Sherman is terminated without cause or terminates her contract for good reason within two years of a change in control, she will be entitled to salary equal to the greater of (1) two years or (2) the number of months remaining under her contract, including any renewal term then in effect.

Further, on June 6, 2005, the Company granted Ms. Sherman 7,500 shares of common stock all of which will vest on January 4, 2010 provided that Ms. Sherman is employed on January 3, 2010. Provided, however, for each full calendar year between January 1, 2005 and January 1, 2010 for which the Company has a return on average assets of less than one percent, twenty percent of the performance shares that would have otherwise vested on January 4, 2010 shall lapse.

AMERICANWEST BANCORPORATION

5. R. Blair Reynolds. On June 6, 2005, the Company and its wholly-owned subsidiary AmericanWest Bank entered into a one year agreement with an effective date of January 25, 2005, with R. Blair Reynolds to serve as Senior Vice President and General Counsel of the Company and Bank. Under the terms of his employment agreement, Mr. Reynolds will be paid a salary of $150,000 per annum and will be entitled to participate in any annual and longer-term incentive programs that are adopted by either the Company or the Bank and that cover employees in positions comparable to that of Mr. Reynolds. In addition, Mr. Reynolds is eligible for grants of performance shares of the Company as may from time to time be granted him at the discretion of the Company. Mr. Reynolds’ employment agreement will be automatically renewed for a one-year term unless either party gives written notice of non-renewal six months prior to the end of any term.

If Mr. Reynolds terminates his contract for good reason or is terminated without cause, he will be entitled to his salary for the remainder of his contract, but not less than one year’s salary. In addition, he will be entitled to his pro rata portion of any incentive compensation earned but not yet paid, and all non-vested performance shares or stock options shall immediately vest. If Mr. Reynolds is terminated without cause or terminates his contract for good reason within one year of a change in control, he will be entitled to salary equal to the greater of (1) one year or (2) the number of months remaining under his contract, including any renewal term then in effect.

Further, on June 6, 2005, the Company granted Mr. Reynolds 5,000 shares of common stock all of which will vest on January 25, 2010 provided that Mr. Reynolds is employed on January 24, 2010. Provided, however, for each full calendar year between January 1, 2005 and January 1, 2010 for which the Company has a return on average assets of less than one percent, twenty percent of the performance shares that would otherwise vested on January 25, 2010 shall lapse.

Item 6.	Exhibits

a.	Exhibits. The exhibits filed as part of this report are as follows:

10.17	Employment contract for Diane Kelleher

10.18	Employment contract for R. Blair Reynolds

10.19	Employment contract for Rick Shamberger

10.20	Employment contract for Nicole Sherman

10.21	Employment contract for Greg Hansen

10.22	Grant of performance shares to Diane Kelleher

10.23	Grant of performance shares to R. Blair Reynolds

10.24	Grant of performance shares to Rick Shamberger

10.25	Grant of performance shares to Nicole Sherman

10.26	Grant of performance shares to Greg Hansen

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

AMERICANWEST BANCORPORATION

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized on August 8, 2005.

AMERICANWEST BANCORPORATION

\s\ Robert M. Daugherty
Robert M. Daugherty, President and Chief Executive Officer

\s\ Diane L. Kelleher
Diane L. Kelleher, Executive Vice President and Chief Financial Officer