Form 10-Q
period 2005-09-30
AMERICANWEST BANCORPORATION
filed 2005-11-09
CIK 726990

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2005

or

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Number of Shares Outstanding
Common Stock	10,506,375 at October 31, 2005

AMERICANWEST BANCORPORATION

INDEX TO QUARTERLY REPORT ON FORM 10-Q

September 30, 2005

AMERICANWEST BANCORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CONDITION

(unaudited)

($ in thousands)

	9/30/2005	12/31/2004
Assets
Cash and due from banks	$46,843	$26,915
Overnight interest bearing deposits with other banks	10,620	2,302

Cash and cash equivalents	57,463	29,217
Securities, at fair value	28,347	33,886
Loans, net of allowance for loan losses of $16,013 and $18,475, respectively	981,284	909,255
Accrued interest receivable	7,348	6,520
Premises and equipment, net	21,938	23,955
Foreclosed real estate and other foreclosed assets	3,210	4,201
Life insurance and salary continuation assets	16,911	18,912
Goodwill	12,050	12,050
Intangible assets	2,454	2,642
Other assets	8,756	8,356

Total Assets	$1,139,761	$1,048,994

Liabilities
Noninterest bearing - demand deposits	$195,154	$169,579
Interest bearing deposits:
NOW and savings accounts	434,376	452,357
Time, $100,000 and over	167,884	123,006
Other time	165,573	149,856

Total Deposits	962,987	894,798
Short-term borrowings	38,099	24,539
Long-term borrowings	3,248	5,668
Capital lease obligations	380	416
Subordinated debentures	10,310	10,310
Accrued interest payable	1,506	1,000
Other liabilities	6,713	7,188

Total Liabilities	1,023,243	943,919

Stockholders’ Equity
Common stock, no par, shares authorized 15 million; issued and outstanding 10,483,623 and 10,269,454, respectively	103,324	100,812
Retained earnings	14,000	4,057
Accumulated other comprehensive income (loss), net of tax	(16)	206
Unearned employee common stock awards	(790)	—

Total Stockholders’ Equity	116,518	105,075

Total Liabilities and Stockholders’ Equity	$1,139,761	$1,048,994

The accompanying notes are an integral part of these statements.

AMERICANWEST BANCORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

(unaudited)

($ in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	9/30/2005	9/30/2004	9/30/2005	9/30/2004
Interest Income
Interest and fees on loans	$18,697	$18,849	$53,193	$53,538
Interest on securities	242	930	913	1,943
Other interest income	11	10	42	57

Total Interest Income	18,950	19,789	54,148	55,538

Interest Expense
Interest on deposits	4,110	2,993	10,597	8,696
Interest on borrowings	1,132	744	2,312	1,469

Total Interest Expense	5,242	3,737	12,909	10,165

Net Interest Income	13,708	16,052	41,239	45,373
Provision for loan losses	1,100	1,788	2,365	8,498

Net Interest Income After Provision for Loan Losses	12,608	14,264	38,874	36,875

Noninterest Income
Fees and service charges	1,253	1,294	3,589	3,645
Other	438	582	1,232	2,424

Total Noninterest Income	1,691	1,876	4,821	6,069

Noninterest Expense
Salaries and employee benefits	5,775	5,870	16,878	17,290
Occupancy expense, net	820	770	2,637	2,239
Equipment expense	740	595	2,259	1,900
State business and occupation tax	244	321	693	720
Foreclosed real estate and other foreclosed assets expense	125	504	544	2,280
Other	2,819	1,916	6,904	5,695

Total Noninterest Expense	10,523	9,976	29,915	30,124

Income Before Provision for Income Tax	3,776	6,164	13,780	12,820
Provision for Income Tax	552	2,186	3,875	4,037

Net Income	$3,224	$3,978	$9,905	$8,783

Basic earnings per common share	$0.31	$0.39	$0.95	$0.86
Diluted earnings per common share	$0.30	$0.38	$0.94	$0.84
Basic weighted average shares outstanding	10,425,258	10,191,775	10,388,358	10,177,990
Diluted weighted average shares outstanding	10,633,733	10,438,276	10,566,666	10,477,819

The accompanying notes are an integral part of these statements.

AMERICANWEST BANCORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

(unaudited)

($ in thousands)

	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$9,905	$8,783
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses and foreclosed real estate and other	2,365	10,470
Depreciation and amortization	1,943	1,758
Gain on divesture of branch	—	(618)
Compensation expense for stock options issued and performance grants	82	50
(Gain) Loss on sale of fixed assets, investments and foreclosed real estate and other foreclosed assets	82	(276)
Changes in assets and liabilities:
Accrued interest receivable	(828)	(1,531)
Life insurance and salary continuation assets	669	(1,062)
Other assets	343	(161)
Accrued interest payable	506	(69)
Other liabilities	(475)	(1,266)

NET CASH FROM OPERATING ACTIVITIES	14,592	16,078

CASH FLOWS FROM INVESTING ACTIVITIES
Securities available-for-sale:
Maturities, sales and principal payments	7,418	14,514
Purchases	(2,250)	(79,477)
Net increase in loans and leases	(75,927)	(88,133)
Purchase of life insurance contracts	—	(2,000)
Death benefit on life insurance contracts	1,332	—
Purchases of premises and equipment	(1,738)	(2,588)
Proceeds from sale of premises and equipment	1,304	76
Foreclosed assets activity	2,544	4,821

NET CASH USED IN INVESTING ACTIVITIES	(67,317)	(152,787)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	68,189	66,867
Borrowings activity	11,140	64,173
Principal payments on capital lease obligations	(36)	(35)
Proceeds from issuance of capital stock, exercise of stock options and employee incentive program	1,678	1,957
Cash payments for stock repurchases	—	(2,852)
Cash payments for sale of branch	—	(14,458)

NET CASH FROM FINANCING ACTIVITIES	80,971	115,652

NET CHANGE IN CASH AND CASH EQUIVALENTS	28,246	(21,057)
Cash and cash equivalents, beginning of period	$29,217	$48,295

Cash and cash equivalents, end of period	$57,463	$27,238

Supplemental Disclosures:
Cash paid during the period for:
Interest	$12,403	$10,250
Income taxes	$1,468	$4,441
Noncash Investing and Financing Activities:
Foreclosed real estate acquired in settlement of loans	$1,533	$6,150

The accompanying notes are an integral part of these statements.

AMERICANWEST BANCORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. Basis of Presentation

The foregoing unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission. Accordingly, these financial statements do not include all of the disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes included in the annual report on Form 10-K for the year ended December 31, 2004. In the opinion of management, the unaudited interim consolidated financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim periods presented. The results of operations for the periods ended September 30, 2005 and September 30, 2004 are not necessarily indicative of the operating results for the full year. Certain prior year balances have been reclassified to conform to the current year presentation. These reclassifications had no effect on retained earnings or net income as previously presented.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
( $ in thousands, except per share)	2005	2004	2005	2004
Reported Net Income	$3,224	$3,978	$9,905	$8,783
Add: Stock-based compensation expense reported in net income, net of tax	25	33	25	33
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of tax effects	(174)	(115)	(517)	(524)

Proforma Net Income	$3,075	$3,896	$9,413	$8,292

Basic Earnings Per Share
Reported Earnings Per Share	$0.31	$0.39	$0.95	$0.86
Stock-based employee compensation, fair value	(0.02)	(0.01)	(0.04)	(0.05)

Proforma Earnings Per Share	$0.29	$0.38	$0.91	$0.81

Diluted Earnings Per Share
Reported Diluted Earnings Per Share	$0.30	$0.38	$0.94	$0.84
Stock-based employee compensation, fair value	(0.01)	(0.01)	(0.05)	(0.05)

Proforma Diluted Earnings Per Share	$0.29	$0.37	$0.89	$0.79

Fair Value Calculation Assumptions:
Risk free interest rate	4.14%	4.14%	4.29%	4.06%
Expected volatility	25.27%	25.27%	25.85%	24.94%
Expected cash dividends	0%	0%	0%	0%
Expected stock option life	10.0 years	10.0 years	9.2 years	8.0 years

AMERICANWEST BANCORPORATION

NOTE 2. Securities

All of the securities are classified as available-for-sale and are carried at fair value. Unrealized gains and losses, net of tax, are excluded from earnings and reported as a net amount as a separate component of stockholders’ equity. Gains or losses on the sale of available-for-sale securities are determined using the specific identification method. Premiums and discounts are recognized in interest income using the effective interest method over the period to maturity. Carrying amounts and fair values at September 30, 2005 and December 31, 2004 were as follows:

	September 30, 2005		December 31, 2004
($ in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
US. Treasury Securities	$—	$—	$501	$508
Obligations of Federal Government Agencies	9,118	9,083	9,432	9,456
Obligations of states, municipalities and political subdivisions	8,411	8,527	8,728	8,886
Mortgage backed securities	1,231	1,177	2,364	2,360
Corporate securities	2,503	2,450	5,508	5,639
Other securities	7,109	7,110	7,037	7,037

TOTAL	$28,372	$28,347	$33,570	$33,886

NOTE 3. Loans and Allowance for Loan Losses

Loan detail by category as of September 30, 2005 and December 31, 2004 were as follows:

($ in thousands)	September 30, 2005	December 31, 2004
Commercial real estate	$522,283	$497,253
Commercial and industrial	225,761	197,912
Agricultural	124,111	122,735
Real estate mortgage	56,279	32,703
Real estate construction	40,921	45,908
Installment	18,545	22,454
Bankcards and other	9,796	8,909

Total loans, gross	$997,696	$927,874

Allowance for loan losses	(16,013)	(18,475)
Deferred loan fees, net of deferred costs	(399)	(144)

Total loans, net	$981,284	$909,255

The allowance for loan loss is maintained at levels considered adequate by management to provide for possible loan losses. The allowance is based on management’s assessment of various factors affecting the loan portfolio, including problem loans, business conditions and loss experience, and an overall evaluation of the quality of the underlying collateral. Changes in the allowance for loan losses during the three and nine months ended September 30, 2005 and 2004 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2005	2004	2005	2004
Balance, beginning of period	$15,377	$14,011	$18,475	$12,453
Provision for loan losses	1,100	1,788	2,365	8,498
Loan charge-offs	(517)	(983)	(5,024)	(6,726)
Loan recoveries	53	162	197	753

Balance, end of period	$16,013	$14,978	$16,013	$14,978

AMERICANWEST BANCORPORATION

NOTE 4. Comprehensive Income

Total comprehensive income, which includes net income and unrealized gains and losses on the Corporation’s available-for-sale securities, net of tax, amounted to approximately $9.7 million and $9.0 million for the nine months ended September 30, 2005 and 2004, respectively.

NOTE 5. Earnings Per Share

The following is a reconciliation of the numerators and denominators for basic and diluted per share computations for net income for the three and nine months ended September 30, 2005 and 2004 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
( $ in thousands, except per share)	2005	2004	2005	2004
Numerator:
Net income	$3,224	$3,978	$9,905	$8,783
Denominator:
Weighted average number of common shares outstanding	10,425,258	10,191,775	10,388,358	10,177,990
Incremental shares assumed for stock options	208,475	246,501	178,308	299,829

Total	10,633,733	10,438,276	10,566,666	10,477,819

NOTE 6. Performance Common Stock Awards

In 2005, the Company granted restricted common stock awards to certain executives and employees. The purpose of the restricted stock awards was to promote the long-term interests of the Company and its shareholders by providing restricted stock as a means for retaining certain executives and employees. These restricted stock awards vest between January and August, 2010, and therefore, the unamortized cost of shares not yet earned is reported as a reduction of shareholders’ equity and will be amortized ratably over a five year period as compensation expense. The agreements require that the Company will achieve a return on assets of 1.0% per year, and for every year that this goal is not achieved; the award recipients will forfeit 20% of their restricted stock. In addition, the executives and employees must be employed by AWBC at the time of vesting or the awards are forfeited. For the three and nine months ended September 30, 2005 compensation expense related to these grants was $44 thousand.

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

As permitted by Statement 123, the Company currently accounts for share-based payments to employees using Opinion 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. The impact of the adoption of Statement 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. Had we adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income and earnings per share in Note 1 to our consolidated financial statements. Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption.

AMERICANWEST BANCORPORATION

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain matters discussed or incorporated by reference in this Quarterly Report on Form 10-Q including, but not limited to, matters described in Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” may be deemed forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (PSLRA), including statements about the business strategy, financial condition, results of operations, regulatory matters, future financial targets and earnings outlook of the Corporation. The forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Those factors include, but are not limited to, impact of the current national and regional economy on small business loan demand in the Corporation’s market, loan delinquency rates, changes in portfolio composition, AmericanWest Bank’s (AWB or the Bank) ability to attract quality commercial business, interest rate movements and the impact on margins such movement may cause, changes in the demographic make-up of the Corporation’s market, fluctuation in demand for the Corporation’s products and services, the Corporation’s ability to attract and retain qualified people, regulatory changes, competition with other banks and financial institutions, and other factors. For a discussion of factors that could cause actual results to differ, please see the Corporation’s prior report on Form 10-K as filed with the Securities and Exchange Commission. Words such as “targets,” “expects,” “anticipates,” “believes,” other similar expressions or future or conditional verbs such as “will,” “may,” “should,” “would,” and “could” are intended to identify such forward-looking statements. Readers should not place undue reliance on the forward-looking statements, which reflect management’s view only as of the date hereof. The Corporation undertakes no obligation to publicly revise these forward-looking statements to reflect subsequent events or circumstances. This statement is included for the express purpose of protecting the Corporation under PSLRA’s safe harbor provisions.

The following discussion contains a review of the results of operations and financial condition for the three and nine months ending September 30, 2005 and 2004. This information should be read in conjunction with the financial statements and related notes appearing in this report. The reader is assumed to have access to AWBC’s Form 10-K for the year ended December 31, 2004, which contains additional information.

AmericanWest Bancorporation

AmericanWest Bancorporation (AWBC, Company or Corporation) is a bank holding company registered under the Bank Holding Company Act of 1956, as amended. The Corporation conducts business through its wholly-owned subsidiary, AmericanWest Bank (AWB or the Bank) a state-chartered, FDIC-insured commercial bank organized under the laws of the State of Washington. The Corporation’s main office is located in Spokane, Washington.

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

AMERICANWEST BANCORPORATION

Performance Overview

The table below summarizes the Corporation’s financial performance for the three and nine months ending September 30, 2005 and 2004:

	Three Months Ended September 30,			Nine Months Ended September 30,
($ in thousands except per share data)	2005	2004	% Change	2005	2004	% Change
Interest Income	$18,950	$19,789	-4.2%	$54,148	$55,538	-2.5%
Interest Expense	5,242	3,737	40.3%	12,909	10,165	27.0%

Net Interest Income	13,708	16,052	-14.6%	41,239	45,373	-9.1%

Provision for Loan Loss	1,100	1,788	-38.5%	2,365	8,498	-72.2%
Net Interest Income after Provision for Loan Losses	12,608	14,264	-11.6%	38,874	36,875	5.4%

Noninterest Income	1,691	1,876	-9.9%	4,821	6,069	-20.6%
Noninterest Expense	10,523	9,976	5.5%	29,915	30,124	-0.7%

Income before Provision for Income Tax Expense	3,776	6,164	-38.7%	13,780	12,820	7.5%

Provision for Income Tax Expense	552	2,186	-74.7%	3,875	4,037	-4.0%

Net Income	$3,224	$3,978	-19.0%	$9,905	$8,783	12.8%

Basic earnings per common share	$0.31	$0.39		$0.95	$0.86
Diluted earnings per common share	$0.30	$0.38		$0.94	$0.84

Net Income

The Corporation reported net income of $3.2 million or $0.30 per fully diluted share for the three months ended September 30, 2005 compared to $4.0 million and $0.38 for the same period in 2004. The Corporation reported net income of $9.9 million or $0.94 per fully diluted share for the nine month period ending September 30, 2005 as compared to $8.8 million or $0.84 per diluted share for the nine month period ending September 30, 2004. The increase in net income for the nine months ended September 30, 2005 as compared to the prior year is due mainly to the large provision for loan losses of $4.0 million which was taken during 2004 related to one borrower relationship. This was partially offset by the lower net interest income for the nine months ended in the current year due to a decrease in interest income and an increase in interest expense. Interest income was lower due to a change in the loan portfolio toward higher quality credits which have lower yields. The interest expense increased due to higher cost of funds as a result of market rate increases. Noninterest income and noninterest expense were lower in the current year due to the gain recorded on divesture of a branch in 2004 and a reduction in foreclosed real estate and other foreclosed assets expense from the prior year. Return on average assets for the nine months ending September 30, 2005 and 2004 was 1.25% and 1.10%, respectively.

Net Interest Income

Net interest income was $13.7 million for the three months ending September 30, 2005, a decrease of $2.3 million or 14.6% from $16.1 million for the three months ended September 30, 2004. Net interest income for the nine months ended September 30, 2005 was $41.2 million, a decrease of $4.1 million or 9.1% from $45.4 million for the like period in 2004.

AMERICANWEST BANCORPORATION

The net interest margin decreased to 5.68% for the period ended September 30, 2005 compared to 6.25% for the similar period last year. The following table sets forth the Corporation’s net interest margin for the nine months ending September 30, 2005 and 2004:

	Nine Months Ended September 30,
	2005			2004
($ in thousands)	Average Balance	Interest	%	Average Balance	Interest	%
Assets
Loans, gross	$941,025	$53,193	7.56%	$903,669	$53,538	7.91%
Taxable Investments	22,849	643	3.76%	52,682	1,663	4.22%
Nontaxable Investments	8,680	409	6.30%	9,063	423	6.23%
Overnight deposits with other banks and other	1,606	42	3.50%	6,982	57	1.09%

Total earning assets	974,160	$54,287	7.45%	972,396	$55,681	7.65%

Other assets	82,490			95,691

Total assets	$1,056,650			$1,068,087

Liabilities
Interest bearing deposits	$684,854	$10,597	2.07%	$721,660	$8,696	1.61%
Borrowings	78,196	2,312	3.95%	83,928	1,469	2.34%

Total interest bearing liabilities	763,050	$12,909	2.26%	805,588	$10,165	1.69%

Noninterest bearing deposits	173,711			154,884
Other liabilities	9,273			7,555

Total liabilities	946,034			968,027

Stockholders’ equity	110,616			100,060

Total liabilities and stockholders’ equity	$1,056,650			$1,068,087

Net interest income and spread			5.19%			5.96%
Net interest margin to average earning assets			5.68%			6.25%

The above table includes nonaccrual loans in the average loan balances. Tax exempt securities income has been presented using a tax equivalent basis and an assumed tax rate of 34%.

Loan yields for the nine months ended September 30, 2005 were 7.56% compared to 7.91% for the nine months ended September 30, 2004. Loan yields have declined as the credit quality of the portfolio has improved with new loan originations of higher credit quality loans and write-downs of lower credit quality loans. The increase in market rates had an offsetting positive impact on loan yields. The average balance of loans was $37.4 million higher during 2005. Taxable investment yields were 3.76% for the first nine months of 2005 compared to 4.22% for the nine months ended September 30, 2004. The main reason for this lower yield was maturities and prepayments of higher yielding investments. The average balance of taxable investments was $29.8 million lower during 2005. The yield on investments was also lower due to the suspension of dividends on Federal Home Loan Bank (FHLB) stock under the Seattle Bank’s new three-year plan. The average balance of FHLB stock during the nine months ended September 30, 2005 was $5.4 million and the yield was 0.5%. This compares to an average balance of $3.6 million and a yield of 3.9% during the same period during 2004.

The cost of funds was 57 basis points higher for the nine months ended September 30, 2005. The cost of borrowings for the nine months ended September 30, 2005 was 3.95% compared to 2.34% for the similar period during 2004. This increase of 161 basis points compares to the 184 basis points increase in the average Fed Funds rates for the same periods. The cost of deposits for the nine months ended September 30, 2005 was 2.07% compared to 1.61% for the nine months ended September 30, 2004. The increase in the cost of deposits was due to higher market rates to which AWB responded with raised deposit yields on some products to remain competitive and to retain deposit balances. The increase of $18.8 million in average noninterest bearing deposits during 2005 partially offset the impact of the increase in rates on interest bearing deposits. This increase was the result of sales efforts which produced an increase in new accounts.

AMERICANWEST BANCORPORATION

Provision for Loan Losses

The provision for loan losses for the three months ended September 30, 2005 was $1.1 million as compared to $1.8 million for the three months ended September 30, 2004. The provision for loan losses for the nine months ended September 30, 2005 was $2.4 million as compared to $8.5 million for the similar period in 2004. The decrease for the nine months was due mainly to a $4.0 million provision taken in 2004 related to one borrower relationship. In addition, the decrease was due to management’s continual assessment of specific loan characteristics in the portfolio and their determination of loan classifications. In general, AWB regularly evaluates the level of provision and the allowance for loan losses for adequacy by considering changes in the nature of the loan portfolio, portfolio composition, overall portfolio quality, industry concentrations, delinquency trends, current economic factors and the estimated impact of current economic conditions that may affect a borrower’s ability to pay. Management continually monitors the economic conditions of the markets in which it currently operates, which includes Eastern Washington and Northern Idaho. This information is used in the analysis of its provision for loan losses. Management also considers general economic conditions in its analysis. The provision for loan losses is a significant estimate and the use of different assumptions could produce different results.

Noninterest Income

Noninterest income for the three and nine months ended September 30, 2005 was approximately $1.7 million and $4.8 million, respectively. This represented a decrease of $0.2 million and $1.2 million, respectively, for the similar periods in 2004. The decrease for the nine months is mainly due to a $0.6 million gain on divesture of a branch in 2004 and gains on the sale of foreclosed real estate and other foreclosed assets which have decreased $0.4 million from the prior year.

Noninterest Expense

Noninterest expense increased modestly by $0.5 million or 5.5% to $10.5 million for the three months ended September 30, 2005 compared to the three months ended September 30, 2004. This increase included a loss of $0.6 million due to an exchange of bank owned life insurance policies. Certain of AWB’s bank owned life insurance policies were deemed to have too high of a risk profile, so these policies were exchanged into more appropriate policies. The existing accounts were marked to their market values in the execution of this exchange. The salaries and employee benefits expense decreased approximately $0.1 million for the three months ended September 30, 2005 compared to the similar period of 2004. This included the net write-offs of salary continuation and deferred compensation agreements of approximately $0.7 million related to the unfortunate passing of a prior bank executive in the third quarter of 2005. These write-offs were offset by higher salary and benefit expense related to an increased number of employees over the similar quarter of the prior year. As of September 30, 2005, the Company had 429 full time equivalent employees compared to 372 as of September 30, 2004.

Noninterest expense for the nine months ended September 30, 2005 decreased slightly by $0.2 million or 0.7% to $29.9 million as compared to $30.1 million for the similar period in 2004. The decrease for the nine months is primarily due to a reduction in foreclosed real estate and other foreclosed assets expense of $1.7 million. This decrease is due to large charge-downs taken in 2004. Salaries and employee benefits expenses also decreased $0.4 million for the nine month period. These decreases in noninterest expenses were partially offset by higher occupancy and equipment expenses. Occupancy expenses have increased by $0.4 million over the prior year primarily related to increased rent costs at the executive offices which were placed into service late in 2004. Equipment expenses have increased by $0.4 million over the prior year due to updates and improvements of technology bankwide.

Provision for Income Tax

The provision for income tax as a percentage of income before provision for income tax has decreased to 28.1% for the nine months ended September 30, 2005 compared to 31.5% in 2004. The decrease in the effective tax rate is due mainly to a $0.9 million reversal of a tax reserve recorded in 2004 for the anticipated surrender of some bank owned life insurance policies. These policies were exchanged, rather than surrendered, in the third quarter of 2005 and resulted in a $0.6 million write-down of the asset and only a $0.2 million tax loss. In addition, the provision for 2005 includes a modest amount of tax credits. In 2004, there were historical rehabilitation tax credits recognized which caused the tax rate to be lower than normal during that period as well.

AMERICANWEST BANCORPORATION

Nonperforming Assets

Nonperforming assets include loans that are 90 or more days past due or in nonaccrual status, and real estate and other loan collateral acquired through foreclosure. Total nonperforming assets decreased to $20.5 million or 1.79% of total assets at September 30, 2005 compared to $28.5 million or 2.71% of assets at December 31, 2004. The majority of nonperforming assets are comprised of several loans and properties discussed below.

Although nonperforming assets decreased for the year, they have increased during the quarter due to management’s identification of a single loan for which the borrower may not have the ability to repay the entire balance of principal and interest. The Bank has classified this loan of $2.4 million to an operator of a housing facility for mentally disabled and chemically dependent tenants in Spokane, Washington as nonaccrual due to operating losses and deterioration in collateral values as evidenced by an updated appraisal. The loan remains current as of quarter end and continues to operate as a housing facility. Management is exploring options for collection of the account in full.

The Bank has classified $5.3 million in loans to a wine grape vineyard and winery in Walla Walla, Washington as nonaccrual due to continuing operating losses and inadequate cash flow to service this debt. The entity continues to operate and is marketing the real estate. The borrower has signed a Confession of Judgment that the Bank intends to file during the fourth quarter.

The Bank has acquired title to farm land in Touchet, Washington. It is currently carried in foreclosed real estate and other foreclosed assets at $1.3 million. It is operating as a farm while it is marketed for sale. The Bank has accepted an offer to purchase a portion of the property for $0.8 million which is scheduled to close in the fourth quarter. The Company has countered on an offer to purchase the remaining property. Additionally, the Bank has classified a $0.8 million loan to the same operation as nonaccrual due to operating shortfalls and the borrower’s inability to demonstrate debt service capacity. The borrower continues to operate, and while a portion of the loan is protected by FSA Guaranty, the borrower has consented to an auction of the loan collateral that is scheduled for the fourth quarter.

The Bank has acquired title to an ice skating complex in Spokane, Washington that is currently being carried in foreclosed real estate and other foreclosed assets at $1.3 million. The Bank has operated the ice skating rink for the last three years while marketing it as both an operating facility and as an alternative use facility. The Bank has accepted an offer to purchase the facility for $1.5 million that is scheduled to close in the fourth quarter.

The Bank has classified $0.8 million in loans to a residential real estate developer in Yakima, Washington as nonaccrual due to the maturity of the loans and the borrower being unable to repay the loans within terms. The borrower is attempting to market the property, and the Bank is evaluating advancing additional funds to realize maximum return on the collateral.

The Bank has classified $0.8 million in loans to a farm operation located in Dayton, Washington as nonaccrual due to continued operating shortfalls and inability to demonstrate debt service capacity. The borrower continues to operate, and a portion of the loans are protected by FSA Guaranty. The Bank is evaluating its options for full collection.

The Bank has classified $0.7 million in loans to a construction company in Milton Freewater, Oregon as nonaccrual due to the borrower’s continued inability to demonstrate adequate cash flow to service this debt. The entity continues to operate, and the borrower is compiling a plan that the Bank will evaluate for adequacy in reducing the amount of the loans to match the borrower’s debt service capacity.

The Bank has evaluated collateral coverage of the principal balances of the assets that are nonperforming and has provided for specific reserves related to these assets of $3.0 million, in addition to the Company’s general reserves.

Financial Condition

The Company’s consolidated assets at September 30, 2005 and December 31, 2004 were $1.1 billion and $1.0 billion, respectively. Cash and cash equivalents increased to $57.5 million at September 30, 2005 from $29.2 million at December 31, 2004 primarily due to increases in deposit balances during the third quarter of 2005.

AMERICANWEST BANCORPORATION

Total stockholders’ equity was $116.5 million at September 30, 2005, up from $105.1 million at December 31, 2004. The increase in stockholders’ equity was mostly due to retained income and the exercise of stock options by employees and directors.

Investment Portfolio

The Corporation’s investment portfolio decreased from $33.9 million at December 31, 2004 to $28.3 million at September 30, 2005 due mainly to principal payments received and maturities. All securities are classified as available-for–sale and recorded at their fair market value. Management believes that this classification provides greater flexibility to respond to interest rate changes and liquidity needs. The Corporation’s portfolio includes three corporate bonds which have fallen below investment grade totaling $1.9 million at September 30, 2005. As these investments have relatively short maturities, between 2006 and 2008, and the companies are anticipated to have cash flows to meet the required payments, management has decided to continue to hold these investments. Management anticipates that additional securities may be purchased to support their investment portfolio objectives, however, the current environment of rising interest rates and a historically flat yield curve has not been conducive to finding opportunities that provide adequate returns. As a result, the Company has been primarily focused on loan portfolio growth.

Loan Portfolio

Total gross loans increased $69.8 million or 7.5% to $997.7 million as of September 30, 2005 from $927.9 million at December 31, 2004. This includes an increase of $27.8 million or 14.1% in commercial and industrial loans during the year and an increase of $25.0 million or 5.0% in commercial real estate, offset by small fluctuations in other categories. The increase was mainly due to the purchase of a $76.2 million pool of adjustable-rate multi-family mortgage loans and other loan originations offset by payments received. The multi-family loans were purchased in June of 2005 to enhance net income while new lending initiatives are being implemented to support increased loan originations. The purchased loans have good credit quality and provide diversity to the overall portfolio.

Loan growth from June 30, 2005 to September 30, 2005 was $11.5 million or 1.2%. Commercial real estate loans continue to be a significant percentage of the total portfolio at 52.3% as of September 30, 2005 compared to 53.6% at December 31, 2004. This reflects a reclassification of approximately $32 million of business purpose loans that are secured by residential real estate from the Commercial Real Estate category into the Real Estate Mortgage category during the third quarter of 2005. The major classifications of loans at September 30, 2005 and December 31, 2004 can be found in the Notes to Condensed Consolidated Financial Statements.

Allowance for Loan Losses

At September 30, 2005, the Corporation’s allowance for loan losses was $16.0 million or 1.60% of total gross loans. This compares to $18.5 million or 1.99% at December 31, 2004. The allowance for loan losses is increased by charges to income through the provision for loan losses and decreased by charge-offs, net of recoveries. Loans are charged to the allowance when management believes the collection of principal is unlikely. Management reports that in most cases charge-offs of loans during the first nine months of 2005 were related to provisions made as of December 31, 2004.

In assessing the adequacy of the allowance for loan losses, management objectively analyzes recent historical loan loss experience and projects future allowance requirements. The analysis of credits provides an inherent loss rate by risk ratings. Each category of risk rating is assigned a projected loss value based upon general historic valuations and current management expectations for future losses. Additionally, management utilizes an analysis of impaired loans, determining the collateral coverage of loans to assess the adequacy of the allowance. Management also compares projected future allowance requirements with current nonperforming loan conditions and historical loss statistics. Finally, management utilizes judgment based on individual loan evaluations, delay in receipt of customer financial information, related credit facilities, volatility of economic and customer specific conditions or concentrations, and delinquency rates in assessing the allowance for loan losses.

The majority of the Bank’s loans are to small and medium-sized businesses, agricultural businesses, professionals and consumers in Eastern Washington and Northern Idaho and are secured by residential and commercial real estate, crops, business inventory and receivables. Real estate values in this area remain stable.

AMERICANWEST BANCORPORATION

Prices for agricultural commodities also remain at normal levels. However, significant, long-term changes in either of these underlying factors could affect the collectability of a material portion of the Bank’s loans outstanding. Each of these factors is also considered in the analysis of assessing the adequacy of the allowance for loan losses.

Management believes that the allowances for loan losses and other real estate owned are adequate. Management uses currently available information to recognize losses on loans and foreclosed real estate and other foreclosed assets; however, future additions to the allowances may be necessary based on changes in economic conditions and borrower or loan characteristics.

Deposits

The Company’s primary source of funds is customer deposits. To attract and retain deposits, the Bank offers a wide variety of account types and maturities, both interest bearing and noninterest bearing. Some account types have additional services bundled with them, such as insurance, travel discounts, free checks and free or discounted access to other bank services. Interest rates on accounts are determined by management based on the Bank’s funding needs and market conditions and can change as frequently as daily.

At September 30, 2005, total deposits were $963.0 million, an increase of $68.2 million from $894.8 million at December 31, 2004. Time deposits have increased $60.6 million and noninterest bearing deposits have increased $25.6 million from December 31, 2004. These increases were partially offset by a decrease of $18.0 million in NOW and savings accounts, which include money market accounts. The increase in deposits is attributed to a new retail product suite and sales training throughout the Bank during 2005.

A deposit campaign during the month of September 2005 was launched to attract new customers and additional deposits from existing customers. As a result, the Bank raised $77 million in core deposits that were a combination of time deposits, checking accounts and MMDA accounts in the third quarter. The deposit yields on these accounts were competitive and a significant portion of these customers accepted additional Bank products and/or services.

Liquidity Resources

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

The Corporation’s primary source of liquidity is its deposit gathering capabilities and this will continue to be a significant focus of its operations. In addition, the Corporation uses short-term and long-term wholesale borrowing sources. The Federal Home Loan Bank of Seattle provides a significant source of wholesale funding in the form of advances. With maturities ranging from overnight to 30 years, these advances are used to provide a ready source of liquidity for the operations of the Bank. These advances can also be used as a tool for managing the Corporation’s interest rate risk through matching the overall maturities of liabilities with the overall maturities of assets. The Bank also obtains time deposit funding through brokers in the national markets that have maturities that can range between seven days to ten years, but most of these terms are for less than one year. The Corporation also purchases Fed Funds from its correspondent banks as a source of short-term funding.

As indicated on the Corporation’s Condensed Consolidated Statement of Cash Flows, net cash from operating activities for the nine months ended September 30, 2005 contributed $14.6 million to liquidity compared to $16.1 million for the nine months ended September 30, 2004. This decrease is due mainly to the decrease in the loan loss provision from the prior year.

At September 30, 2005, short-term and long-term borrowings stood at $38.1 million and $3.2 million, respectively. These balances represented an increase of $13.6 million in short-term borrowings and a decrease of $2.4 million in long-term borrowings in comparison to December 31, 2004 balances, which were $24.5 million and $5.7 million, respectively. Overall, borrowings have increased to support asset growth.

AMERICANWEST BANCORPORATION

As of September 30, 2005 and December 31, 2004, the Bank had available credit in the form of advances from the FHLB of $130.2 million and $152.5 million, respectively. These lines were available for short-term and long-term maturities up to 30 years at market interest rates. Borrowings from the Federal Home Loan Bank of Seattle are secured with loan collateral. AWB also pledges securities to the Federal Reserve Bank from time to time. In addition, the Bank had available credit of $70 million at September 30, 2005 and $40 million at December 31, 2004 in the form of Fed Funds from its correspondent banks.

Capital Resources

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

The table below lists AWB and AWBC’s capital ratios relative to regulatory requirements at September 30, 2005:

Capital Ratio	Regulatory Standard for “Well Capitalized” Rating	AWBC Actual Ratio	AWB Actual Ratio
Tier One Capital to Average Total Assets	5.00%	10.20%	10.00%
Tier One Capital to Risk Weighted Assets	6.00%	10.96%	10.75%
Total Capital to Risk Weighted Assets	10.00%	12.21%	12.00%

Management has established and continues to meet its target of remaining above the regulatory standard for achieving a “well capitalized” rating.

Regulatory Matters

As previously disclosed in the Company’s December 31, 2004 annual report on Form 10-K/A, the Bank entered into a memorandum of understanding with the Federal Deposit Insurance Corporation (FDIC) relating to the Bank’s compliance controls, processes and training established by prior management. In addition, on January 27, 2004, the Bank received a directive from the Washington Department of Financial Institutions (DFI) which was subsequently modified on December 15, 2004, requiring it to take various actions to improve the Bank’s asset quality and loan administration, to maintain a minimum level of capital exceeding that required of well capitalized banks under the applicable regulations (which the Bank met as of the date of the directive and continues to meet) and to revise its policies and procedures with respect to liquidity and funds management. The Company’s Board and the new executive management team, who were hired from and after September, 2004, have been committed to resolving the issues raised by the regulators.

In a letter dated October 24, 2005, the FDIC has notified AmericanWest Bank, that, following the recently completed Compliance Examination of the Bank by the FDIC, the FDIC has terminated the memorandum of understanding related to the Bank’s compliance controls, processes and training, and that the Bank is no longer restricted by that supervisory enforcement action.

The Bank’s Joint Safety and Soundness examination by the DFI and the FDIC has recently been completed and, although the final Report of Examination has not yet been issued, the Board and Management are of the opinion that changes in policy, procedures and personnel and other actions taken by the new executive management team will be determined to have been sufficient to result in a lifting of all requirements under the DFI directive when the final Report of Examination is issued.

The DFI directive has not had and is not expected to have a material adverse impact on the financial condition or results of operations of the Company or the Bank.

AMERICANWEST BANCORPORATION

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Management considers interest rate risk to be a market risk that could have a significant effect on the financial condition and results of operations of AWBC. General economic conditions, regulatory policy and competition in the marketplace may affect interest income and the cost of funds.

The Company’s operating strategies focus on asset/liability management (ALM) in order to provide stable net interest income growth by protecting its earnings from undue interest rate risk. AWBC follows an ALM policy for managing exposure to interest rate risk. The strategy of AWBC has been to maintain, to the extent possible, a balanced position between rate-sensitive assets and liabilities. AWBC does not use derivatives, including forward and futures contracts, options or swaps to manage its market and interest rate risks. All of AWBC’s transactions are denominated in U.S. dollars.

AWBC monitors the sensitivity of its assets and liabilities with respect to changes in interest rates and maturities and directs the allocation of their funds accordingly. Approximately 65% of AWBC’s loan portfolio had interest rates which adjust with various indices as of September 30, 2005. This is an increase from 55% as of December 31, 2004. Of the 65%, floating rates make up 30% and change immediately with the reference rate and 35% are adjustable rate with the rate staying fixed for terms from one month to five years before repricing. Fixed rate loans are generally made with terms of five years or less.

Management utilizes an interest rate simulation model to estimate the sensitivity of net interest income to changes in market interest rates. Such estimates are based upon a number of assumptions for each scenario, including the level of balance sheet growth, deposit repricing characteristics and the rate of prepayments. Interest rate sensitivity is a function of the repricing characteristics of AWBC’s interest earning assets and interest bearing liabilities. These repricing characteristics are the time frames within which the interest bearing assets and liabilities are subject to change in interest rates either at replacement, repricing or maturity during the life of the instruments. Interest rate sensitivity management focuses on the maturity structure of assets and liabilities and their repricing characteristics during periods of changes in market interest rates. Effective interest rate sensitivity management seeks to ensure that both assets and liabilities respond to changes in interest rates within an acceptable timeframe, thereby minimizing the impact of interest rate changes on net interest income. Further, while management believes that individually and in the aggregate its interest rate simulation model assumptions are reasonable, the complexity of the simulation modeling process results in a sophisticated estimate, but not an absolute or precise calculation of exposure.

In management’s opinion, there have been no material changes in reported market risks faced by AWBC since the end of the most recent fiscal year. AWBC remains asset sensitive under gradual and parallel interest rate scenarios of +200 basis points and -100 basis points over the next twelve months. This means that our assets reprice more quickly than our liabilities, so net interest income usually rises when interest rates rise. This analysis assumes that the portfolio composition does not change. Improvements in loan yields related to increases in market rates may be offset by originations that have higher credit quality and lower loan yields. In addition, borrowing costs are typically higher than deposit costs and an increase in that funding source can offset net interest margin improvements related to rising market rates.

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

AMERICANWEST BANCORPORATION

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

a. Exhibits. The exhibits filed as part of this report are as follows:

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

AMERICANWEST BANCORPORATION

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized on November 7, 2005.

AMERICANWEST BANCORPORATION

/s/ Robert M. Daugherty
Robert M. Daugherty, President and Chief Executive Officer

/s/ Diane L. Kelleher
Diane L. Kelleher, Executive Vice President and Chief Financial Officer