Form 10-K
period 2005-12-31
AMERICANWEST BANCORPORATION
filed 2006-03-08
CIK 726990

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

Common Stock, no par value

Title of each class

Indicate by a check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES  ☐    NO  ☒

Indicate by a check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.    YES  ☐    NO  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Exchange Act Rule 12b-2).    Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act.    YES  ☐    NO  ☒

The aggregate market value of the common stock held by non-affiliates of the registrant is approximately $204,227,000 based on the June 30, 2005 closing price of the registrant’s common stock as quoted on the Nasdaq National Market of $19.95.

The number of shares of the registrant’s common stock outstanding at March 1, 2006 was 10,522,096.

DOCUMENTS INCORPORATED BY REFERENCE

Documents of the Registrant	Form 10-K Reference Locations
Portions of the 2006 Proxy Statement	PART III

AMERICANWEST BANCORPORATION

ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR

ENDED DECEMBER 31, 2005

PART I

Forward Looking Statements.

Certain matters discussed or incorporated by reference in this Annual Report on Form 10-K including, but not limited to, matters described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation,” are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (PSLRA). Such forward looking statements include but are not limited to the Company’s ability to acquire Columbia Trust Bancorp and to achieve expected financial results from this merger, as well as the timing of the closing of the transaction and the ability to obtain regulatory approval on a timely basis or at all, the ability to attract new business and increase profitability, and that the Company will be able to generate a more predictable rate of earnings growth. Such forward looking statements also include statements about the business strategy, financial condition, results of operations, future financial targets and earnings outlook of the Company. The forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Those factors include, but are not limited to, impact of the current national and regional economy on small business loan demand in the Company’s market, loan delinquency rates, changes in portfolio composition, the Company’s ability to increase market share, the Company’s ability to attract quality commercial business, the Company’s ability to expand its markets through new branches and acquisitions, interest rate movements and the impact on net interest margins such movement may cause, changes in the demographic make-up of the Company’s market, the Company’s products and services, the Company’s ability to attract and retain qualified people, regulatory changes, competition with other banks and financial institutions, and other factors. Words such as “targets,” “expects,” “anticipates,” “believes,” other similar expressions or future or conditional verbs such as “will,” “may,” “should,” “would,” and “could” are intended to identify such forward-looking statements. Readers should not place undue reliance on the forward-looking statements, which reflect management’s view only as of the date hereto. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect subsequent events or circumstances. This statement is included for the express purpose of protecting the Company under PSLRA’s safe harbor provisions.

Item 1. Business.

AmericanWest Bancorporation

AmericanWest Bancorporation (AWBC or the Company) is a Washington corporation registered as a bank holding company, under the Bank Holding Company Act of 1956. AWBC is headquartered in Spokane, Washington. AWBC’s wholly-owned subsidiary is AmericanWest Bank (AWB or Bank), a Washington state chartered bank that operates in Eastern and Central Washington and Northern Idaho. Unless otherwise indicated, reference to AWBC shall include its wholly-owned subsidiary AWB. AmericanWest Bancorporation’s unconsolidated information will be referred to as the Parent Company. At December 31, 2005, AWBC had total assets of $1.1 billion, net loans of $0.9 billion, deposits of $0.9 billion and stockholders’ equity of $0.1 billion. AWBC has another subsidiary, AmericanWest Statutory Trust I, which issued $10.3 million of trust preferred securities in 2002. The holding company was formed in 1983 as United Security Bancorporation, with the initial subsidiary, United Security Bank founded in 1974. The Initial Public Offering occurred in 1994. The subsidiary bank charters were consolidated in 2001 and the holding company name changed to AmericanWest Bancorporation. AWBC trades on NASDAQ under the symbol of AWBC. The discussion in this Annual Report on AWBC and its financial statements reflects AWBC’s acquisition of Latah Bancorporation, Inc. and its subsidiary, Bank of Latah (BOL), on July 31, 2002, which operated as a subsidiary of AWBC until AmericanWest Bank and BOL merged on March 19, 2003.

Available Information

AWBC’s internet address is www.awbank.net. Copies of the following documents, free of charge, are available from AWBC’s website by using the “Investor Relations” hyperlink:

•	Annual Reports on Form 10-K;

•	Quarterly Reports on Form 10-Q; and

•	Current Reports on Form 8-K.

AWBC makes these reports and certain other information that it files with the Securities and Exchange Commission (SEC) available on the Company’s website as soon as reasonably practicable after filing or furnishing them electronically with the SEC. These and other SEC filings of AWBC are also available, free of charge, from the SEC on its website at www.sec.gov. The information contained on the Company’s website is not incorporated by reference into this document and should not be considered a part of this Annual Report. The Company’s website address is included in this document as an inactive textual reference only.

Business Strategy

AmericanWest Bank pursues a profit based growth strategy, the key components of which include:

•	Increasing market share in existing communities through being a trustworthy community partner that has an entrepreneurial spirit with a relationship based model for providing financial services.

•	Enhancing customer relationships through new products and services of high quality to further meet the needs of existing and new customers.

•	Providing service to the Bank’s customers based on finding solutions and providing accurate, timely and intelligent answers.

•	Continued development of a sales culture that encourages development of relationships, networks and referral sources for selling and cross-selling the Bank’s products and services.

•	Expanding the markets served through de novo branching and acquisitions.

Increasing market share in existing communities through being a trustworthy community partner that has an entrepreneurial spirit with a relationship based model for providing financial services. AWBC strives to have our active engagement in each community result in a positive impact on the quality of life from every experience with the Bank. AmericanWest Bank’s management ensures that the Bank is engaged in each community as a hands-on partner. The Bank’s position as a local, community bank sends a powerful message that distinguishes it immediately in the minds of customers, prospects and community leaders. Its smaller size makes it more adaptable than national or large-scale regional banks. The Bank extends a certain financial flexibility to its customers that can only come from local leadership and commitment. Management believes this commitment is evident not only through the services offered, but also through active participation in causes that contribute to the quality of life, especially in the areas of housing, healthcare, youth and education.

Enhancing customer relationships served through new products and services of high quality to further meet the needs of existing and new customers. Since its formation, AmericanWest Bank has focused primarily on commercial banking to small and medium-sized businesses, with limited retail banking services to consumers. Management believes that the Bank can continue to gain market share by expanding its retail and commercial product offerings for consumers and businesses. In June 2005, the Bank introduced a more complete line of retail financial products and services that are helping consumers use, save and manage their money, in both their personal and business lives. The Bank also has ongoing initiatives to enhance its commercial products, including its commercial and industrial lending, business deposits and cash management services.

Providing service to the Bank’s customers based on finding solutions and providing accurate, timely and intelligent answers. AmericanWest Bank’s overall focus is on offering customers greater value than the larger regional and national banks through responsive and reliable service. The Bank’s customers and communities trust AWB for their banking needs because they know it as a local provider of banking products and services that is helping them achieve their financial goals. To increase market share and profitability, the Bank places a strong emphasis on supporting a relationship banking culture where service is based on recommending additional products and services that can benefit a customer, thereby providing better service. This service model applies to internal services for the Bank as well as service to customers.

Continued development of a sales culture that encourages development of relationships, networks and referral sources for selling and cross-selling the Bank’s products and services. AmericanWest Bank has rolled out new training and marketing programs during 2005 to encourage the further development of its sales culture. Sales capabilities have also been a key driver in hiring decisions. In addition, support activities have been centralized to enable the production groups to focus on sales, improve compliance and enhance efficiencies.

Expanding the markets served through de novo branching and acquisitions. AmericanWest Bank intends to expand its presence in the Pacific Northwest by opening new branches and acquiring other financial institutions. Management considers a variety of criteria in evaluating potential branch expansion, including the demographics and short and long term growth prospects for the location, the management and other resources needed to integrate the branch into the Bank’s existing operations, the degree to which the branch would enhance the geographic diversity of the Bank or would enhance the presence in an existing market, and the estimated cost of opening and operating the branch as compared to the cost of acquiring an existing office and deposit base. In addition to internal growth, there may be attractive opportunities to grow AmericanWest Bank through carefully selected acquisitions of other financial institutions or their branches within or adjacent to the Bank’s market area.

Recent Events.

AmericanWest Bank has recently received regulatory approval for de novo branches in Coeur d’Alene and Sandpoint, Idaho which are scheduled to open in the first quarter of 2006.

AmericanWest Bank has also recently received regulatory approval to acquire Columbia Trust Bank in Pasco, Washington. Columbia Trust Bank (CTB) had total assets of $209 million and total deposits of $179 million as of September 30, 2005. CTB has branches located in Pasco, Kennewick, Sunnyside and Yakima, Washington through which it provides commercial banking services. The transaction is valued at $37.75 million and consideration will be paid in 50% shares and 50% cash. The value of each AmericanWest Bancorporation common stock share to be issued in the merger will depend on the average trading price during a defined 20-day trading period. The price per Columbia Trust Bancorp share is $45.70. AmericanWest Bank’s management projects up to $2.2 million in transaction expenses, including an estimated market loss on the sale of three of its existing branches as some operations will be consolidated into the CTB branches. Projected cost savings as a result of the transaction are close to 45% which is above $3 million. Exclusive of any revenue enhancement which may occur, the projected accretion during the first full year of combined operations is $0.12 per share or 7.9%, excluding transaction expenses. On February 27, 2006 the CTB shareholders approved of the merger and the merger is expected to close before the end of the first quarter of 2006.

AmericanWest Bank’s ability to make future acquisitions depends on several factors such as the availability of suitable acquisition candidates, necessary regulatory and shareholder approval, compliance with applicable capital requirements and, in the case of cash acquisitions, on its cash assets or ability to acquire cash. AWB may need to obtain additional debt and/or equity capital in pursuing an acquisition strategy. Its access to capital markets or the costs of this capital could be impacted by economic, financial, competitive and other conditions beyond its control. Further, acquisition candidates may not be available in the future on favorable terms. Therefore, no assurance can be made that additional acquisitions will occur.

Products and Services

AmericanWest Bank’s products and services consist mainly of gathering deposits and providing loans to enable its customers to meet their financial objectives.

The Bank offers a variety of accounts designed to attract both short term and long term deposits from its retail and business customers. These accounts include negotiable order of withdrawal (NOW) accounts, money market demand accounts (MMDA), savings accounts, and time deposits. Interest bearing accounts earn interest at rates established by AWB management based on competitive market factors and management’s desire to increase or decrease certain types or maturities of deposits based on anticipated future funding needs.

AWB’s loan portfolio consists of commercial real estate loans, commercial and industrial loans, agricultural loans, real estate mortgage loans, real estate construction loans and installment and other loans. The majority of the loans held by AWB were to borrowers within the Bank’s principal market areas.

Commercial Real Estate Loans. Commercial real estate loans primarily consist of loans to purchase, refinance, or construct commercial and multifamily properties. These loans are secured by real estate, generally mature in five to ten years and can be fixed or adjustable rate. Commercial construction loans may involve additional risks because loan funds are collateralized by the project under construction, which is of uncertain value prior to completion. Delays may arise from labor problems, material shortages may be experienced and other unpredictable contingencies may occur. It is important to evaluate accurately the total loan funds required to complete a project and related loan-to-value ratios. Because of these factors, the analysis of prospective construction loan projects requires an expertise that is different in significant respects from the expertise required for other commercial real estate lending. AWB’s underwriting criteria are designed to evaluate and minimize the risks of each commercial construction loan. Among other things, AWB management considers evidence of the availability of permanent financing for the borrower, the reputation of the borrower, the amount of the borrower’s equity in the project, the independent appraisal and review of cost estimates, the pre-construction sale and leasing information, and the cash flow projections of the borrower.

Commercial and Industrial Loans. Commercial loans primarily consist of loans to businesses for various purposes, including term loans, revolving lines of credit, equipment financing loans and letters of credit. These loans generally mature within one to five years, have adjustable rates and are secured by inventory, accounts receivable, or equipment, although certain loans are unsecured. Commercial lending risk results from dependence on income production for future repayment, and in certain circumstances, the lack of tangible collateral. Commercial loans are underwritten based on the financial strength and repayment ability of the borrower, as well as the value of any collateral securing the loans. Commercial lending operations rely on a strong credit culture that combines prudent credit policies and individual lender accountability.

Agricultural Loans. Agricultural loans primarily consist of farm loans to finance operating expenses. These loans generally mature within one year, have adjustable rates and are secured by farm real estate, equipment, crops or livestock. Since agricultural loans present certain risks not associated with other types of lending, such as weather, the policy of AWB is to make such loans only to agricultural producers that carry crop insurance, thereby mitigating the risk of loss attributable to a crop failure caused by weather factors.

Real Estate Mortgage Loans. Mortgage loans include various types of loans for which real property is held as collateral. These loans include adjustable and fixed rate first mortgage loans secured by one to four family residential properties, and second mortgage loans secured by one to four family residential properties. Mortgage loans that are held in portfolio typically mature or reprice in one to five years and require payments on amortization schedules ranging from one year to thirty years. AWB sells most of its fixed rate real estate mortgage loans that mature in fifteen to thirty years.

Real Estate Construction Loans. Construction loans are made to individuals and contractors to construct primarily single family residences. These loans typically have maturities of one year. Interest rates are usually variable, although some fixed rate loans are made. The Bank’s policies normally require that a permanent financing commitment be in place before a construction loan is made to an individual borrower. Construction loans have unique risks because loan funds are collateralized by the project under construction, which is of uncertain value prior to completion. Delays may arise from labor problems, material shortages, and other unpredictable contingencies that may occur. It is important to evaluate accurately the total loan funds required to complete a project and related loan-to-value ratios. Because of these factors, the analysis of prospective construction loan projects requires an expertise that is different in significant respects from the expertise required for real estate mortgage lending. Construction lending is generally considered to involve a higher degree of collateral risk than long term financing of residential properties. AWB’s underwriting criteria are designed to evaluate and minimize the risks of each real estate construction loan. Among other things, AWB management considers evidence of the availability of permanent financing for the borrower, the reputation of the borrower, the amount of the borrower’s equity in the project, the independent appraisal and review of cost estimates, the pre-construction sale and leasing information, and the cash flow projections of the borrower.

Installment and Other Loans. Installment and other loans are primarily automobile, bankcard and personal loans, otherwise known as consumer loans. These loans generally have maturities of five years or less, and fixed interest rates. Consumer lending may involve special risks, including decreases in the value of collateral and transaction costs associated with foreclosure and repossession.

Principal Market Area

AmericanWest Bank’s branches are located in the three largest metropolitan areas in Eastern and Central Washington: Spokane, Yakima, and the Tri-Cities area (comprised of Pasco, Kennewick and Richland), and in suburban and rural communities in Eastern and Central Washington and Northern Idaho.

Spokane, with its diversified economy of military, manufacturing, government, health care, construction, financial services, natural resources and retail services, has generally been stable and resistant to many of the national economic highs and lows. Spokane County’s population grew by an estimated 20,549 people from 2004 to 2005, or 4.9%. Estimated median household income in Spokane County in 2005 was $42,073, about 11% higher than the prior year. Spokane County’s unemployment rate fell from 6.5% to 5.7% in 2005. Home sales in Spokane County increased by 7.8% to 8,374 in 2005. The average home sale price in the Spokane market saw the highest increase in over 20 years, climbing 17.9% from $146,415 in 2004 to $172,653 in 2005.

The Tri-Cities, including Benton and Franklin Counties, has been a fast growing area in Washington State as the population grew 14% from 2000 to 2005 and grew 2.8% in 2005 to 218,621. Estimated median household income as of the 2000 Census was $44,886 and climbed 12.2% to $50,370 in 2005. In the Tri-Cities, average home prices grew by 6.5% to $174,387 in 2005 as home sales continued to be strong with growth of 11% from 2004 to 2005.

Yakima County’s population grew 1.9% to 229,624 from 2004 to 2005. Median household income grew by an estimated 11.8% over 2000 figures to $38,924. Yakima’s unemployment rate fell from 8.6% to 7.7% in 2005 after remaining at over 9% for the prior three years. In Yakima County, average home prices rose somewhat to $141,562 for a 5.6% increase, while home sales grew 8.5%.

The Company’s expansion plans in the Northern Idaho market are fueled by steady and significant growth projections. Kootenai County had 15.8% population growth from 2000 to 2005, rising to 125,892. Household incomes in the area climbed 15% to $43,429. The unemployment rate fell to a ten-year low of 4.1%. Housing remained very strong with home sales increasing 2.1% and average sale prices soaring by 29.3% from $163,074 in 2004 to $210,913 in 2005.

The Company’s branches which are located in rural towns in Eastern and Central Washington and Northern Idaho are in areas with economies that historically have been based on agriculture, timber, mining, education, and tourism industries. The Company believes that these locations generally do not provide significant economic growth but tend to be underserved by the financial industry.

The above 2000 and 2004 population and income estimates for Spokane and Yakima Counties are from the U.S. Census Bureau. The 2004 Kootenai County and Tri-Cities area information and the 2005 population and income are projections from Claritas Demographics.

Competition

The Company competes primarily with large national and regional banks, as well as credit unions, savings and loans, mortgage companies, and other financial and non-financial institutions. AWB management believes there are three key differentiators that distinguish it from its bank competition: (1) it is committed to a local, community banking model; (2) its smaller size makes it more adaptable, and (3) it puts customer service first. Management also believes that its competitive position has been strengthened by the consolidation of past years in the banking industry, which resulted in many community banks that were previously owned locally becoming part of large national or regional banks. The Bank’s strategy, by contrast, is to remain closely tied to a community banking model with strong local connections.

Employees

As of December 31, 2005, the Company had 436 full-time equivalent employees: no employees are covered by a collective bargaining agreement. Following the mergers and consolidations in the early part of this decade and in its current pending merger with Columbia Trust Bank, AWB management has focused on acculturating employees while acknowledging and respecting the heritage of each bank and how it has shaped who the Company is today. All employees now operate under a unified organization, which management believes has been a positive transition. Renewed focus on employee training programs, on internal marketing and communication systems, and on consistent and equitable salary structures will further improve employee relations, which management believes are currently good.

New Management Team. On September 20, 2004, AWBC and AWB announced the appointment of Robert M. Daugherty as President and Chief Executive Officer of AWBC and AWB. Mr. Daugherty previously held the position of President and Chief Executive Officer of Humboldt Bancorporation and Humboldt Bank of California. Prior to Humboldt, Mr. Daugherty held the position of President, Chief Executive Officer and Chairman of the Board of Draper Bank & Trust of Utah. In addition, he has held executive positions in both the Zions Bank and US Bank organizations and currently serves as the Chairman and a board member for the Western Independent Bankers Association. Mr. Daugherty brings more than 30 years of banking experience and knowledge to the position. During the latter part of 2004 and throughout 2005 Mr. Daugherty has built an executive management team including the following individuals.

Diane L. Kelleher was hired in June of 2005 as Executive Vice President, Chief Financial Officer and Corporate Secretary for AmericanWest Bancorporation and AmericanWest Bank. Ms. Kelleher has more than 20 years of banking experience focused primarily in treasury management, asset/liability management, and corporate planning and analysis.

Greg Hansen was hired in May of 2005 as Executive Vice President and Director of Commercial Lending for AmericanWest Bank. Mr. Hansen brings to the Bank a background in commercial lending team management, managing large and complex credit relationships, and knowledge of capital markets and the securitization process.

Nicole Sherman was hired in January of 2005 and serves as Executive Vice President and Director of Retail Banking for AmericanWest Bank. Ms. Sherman has held various positions in the banking industry and brings to AWB the ability to create a highly motivated constructive team-based environment for retail banking.

R. Blair Reynolds was hired in November of 2004 and serves as Executive Vice President, General Counsel and Assistant Corporate Secretary for AmericanWest Bancorporation and AmericanWest Bank. Mr. Reynolds has held various positions in banking organizations and in private practice specializing in banking and commercial law.

In late 2003, Rick Shamberger was hired as Executive Vice President and Chief Credit Officer for AmericanWest Bank. Mr. Shamberger came to the bank with over 20 years of banking experience related to credit risk management.

Regulatory Matters

During a portion of 2005, AmericanWest Bank was operating under two regulatory constraints: (1) a memorandum of understanding (MOU) with the Federal Deposit Insurance Corporation (FDIC) relating to the Bank’s compliance controls, processes and training, and (2) a supervisory directive from the Washington Department of Financial Institutions (DFI) requiring the Bank to take various actions to improve the Bank’s asset quality and loan administration, to maintain a minimum level of capital exceeding that required of well-capitalized banks under the applicable regulations (which the Bank met as of the date of the directive and continuously throughout the life of the directive) and to revise its policies and procedures with respect to liquidity and funds management. Both supervisory actions were founded upon the Bank’s operations under prior management. The Company made a committed and successful effort during 2005 to resolve the issues raised by the regulators.

In a letter dated October 24, 2005, the FDIC notified AmericanWest Bank that the FDIC had terminated the MOU following the most recently completed Compliance Examination of the Bank by the FDIC. In a letter dated November 10, 2005, the DFI notified AmericanWest Bank that the supervisory directive had been terminated following the most recently completed joint Safety and Soundness Examination of the Bank by the DFI and the FDIC. As a result, neither the Company nor AmericanWest Bank is currently restricted by any regulatory enforcement action.

The following generally refers to certain significant statutes and regulations affecting the industry of AWBC’s banking subsidiary. These references are only intended to provide brief summaries and, therefore, are not complete and are qualified by the statutes and regulations referenced. Changes in applicable laws or regulations may have a material effect on the business and prospects of AWBC. The operations of AWBC may also be affected by changes in the policies of banking and other government regulators. AWBC cannot accurately predict the nature or extent of the effects on its business and earnings that fiscal or monetary policies, or new federal or state laws, may have in the future.

Changes in Banking Laws and Regulations. On November 12, 1999, the President signed into law the Financial Services Modernization Act of 1999. Generally, the act: (1) repeals the historical restrictions on preventing banks from affiliating with securities firms, (2) provides a uniform framework for the activities of banks, savings institutions and their holding companies, (3) broadens the activities that may be conducted by national banks and banking subsidiaries of bank holding companies, (4) provides an enhanced framework for protecting the privacy of consumers’ information and (5) addresses a variety of other legal and regulatory issues affecting both day-to-day operations and long term activities of financial institutions.

Bank holding companies are permitted to engage in a wider variety of financial activities than permitted under previous law, particularly with respect to insurance and securities activities. In addition, in a change from previous law, bank holding companies will be in a position to be owned, controlled or acquired by any company engaged in financially related activities, so long as such company meets certain regulatory requirements. The act also permits national banks (and, in states with “wildcard” statutes, certain state banks), either directly or through operating subsidiaries, to engage in certain nonbanking financial activities.

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

In general, the BHCA limits bank holding company business to owning or controlling banks and engaging in other banking-related activities. Bank holding companies must obtain the FRB’s approval before they: (1) acquire direct or indirect ownership or control of any voting shares of any bank that results in total ownership or control, directly or indirectly, of more than 5% of the voting shares of such bank, (2) merge or consolidate with another bank holding company, or (3) acquire substantially all of the assets of any additional banks. Subject to certain state laws, such as age and contingency laws, a bank holding company that is adequately capitalized and adequately managed may acquire the assets of both in-state and out-of-state banks. Under the Financial Modernization Act of 1999, a bank holding company may apply to the FRB to become a financial holding company, and thereby engage (directly or through a subsidiary) in certain activities deemed financial in nature, such as securities brokerage and insurance underwriting.

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

Control Transactions. The Change in Bank Control Act of 1978, as amended, requires a person (or group of persons acting in concert) acquiring control of a bank holding company to provide the FRB with 60 days prior written notice of the proposed acquisition. Following receipt of this notice, the FRB has 60 days within which to issue a notice disapproving the proposed acquisition, but the FRB may extend this time period for up to another 30 days. An acquisition may be completed before expiration of the disapproval period if the FRB issues written notice of its intent not to disapprove the transaction. In addition, any company must obtain the FRB’s approval before acquiring 25% (or 5% if the company is a bank holding company) or more of the outstanding shares or otherwise obtaining control over AWBC.

Transactions with Affiliates. The Parent Company and its subsidiary bank are deemed affiliates within the meaning of the Federal Reserve Act, and transactions between affiliates are subject to certain restrictions. Accordingly, the Parent Company and its subsidiary bank must comply with Sections 23A and 23B of the Federal Reserve Act. Generally, Sections 23A and 23B: (1) limit the extent to which a financial institution or its subsidiaries may engage in covered transactions with an affiliate, as defined, to an amount equal to 10% of such institution’s capital and surplus and an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital and surplus, and (2) require all transactions with an affiliate, whether or not covered transactions, to be on terms substantially the same, or at least as favorable to the institution or subsidiary, as those provided to a nonaffiliate. The term covered transaction includes the making of loans, purchase of assets, issuance of a guarantee and other similar types of transactions.

Regulation of Management. Federal law: (1) sets forth the circumstances under which officers or directors of a financial institution may be removed by the institution’s federal supervisory agency, (2) places restraints on lending by an institution to its executive officers, directors, principal stockholders and their related interests, and (3) prohibits management personnel from serving as a director or in other management positions with another financial institution that has assets exceeding a specified amount or that has an office within a specified geographic area.

Tie-In Arrangements. AWBC cannot engage in certain tie-in arrangements in connection with any extension of credit, sale or lease of property or furnishing of services. For example, with certain exceptions, AWBC may not condition an extension of credit on either: (1) a requirement that the customer obtain additional services provided by it or (2) an agreement by the customer to refrain from obtaining other services from a competitor.

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

Community Reinvestment Act. The Community Reinvestment Act requires that, in connection with examinations of financial institutions within their jurisdiction, regulators must evaluate the record of the financial institutions in meeting the credit needs of their local communities, including low and moderate income neighborhoods, consistent with the safe and sound operation of those banks. These factors are also considered in evaluating mergers, acquisitions and applications to open a branch or facility.

Insider Credit Transactions. Banks are also subject to certain restrictions imposed by the Federal Reserve Act on extensions of credit to executive officers, directors, principal shareholders or any related interests of such persons. Extensions of credit: (1) must be made on substantially the same terms, including interest rates and collateral, and follow credit underwriting procedures that are not less stringent than those prevailing at the time for comparable transactions with persons not covered above and who are not employees; and (2) must not involve more than the normal risk of repayment or present other unfavorable features. Banks are also subject to certain lending limits and restrictions on overdrafts to such persons. A violation of these restrictions may result in the assessment of substantial civil monetary penalties on the affected bank or any officer, director, employee, agent or other person participating in the conduct of the affairs of that bank, the imposition of a cease and desist order and other regulatory sanctions.

Federal Deposit Insurance Corporation Improvement Act. Under the Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA), each federal banking agency has prescribed, by regulation, non-capital safety and soundness standards for institutions under its authority. These standards cover internal controls, information and internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits, such other operational and managerial standards as the agency determines to be appropriate, and standards for asset quality, earnings and stock valuation. An institution which fails to meet these standards must develop a plan acceptable to the agency, specifying the steps that the institution will take to meet the standards. Failure to submit or implement such a plan may subject the institution to regulatory sanctions. Management of AWBC believes that its subsidiary bank meets all such standards and, therefore, does not believe that these regulatory standards materially affect AWBC’s business operations.

Deposit Insurance. The deposits of AWB are currently insured to a maximum of $100,000 per depositor through the Bank Insurance Fund (BIF) administered by the FDIC. All insured banks are required to pay semi-annual deposit insurance premium assessments to the FDIC.

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

Interstate Banking and Branching. The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (Interstate Act) permits nationwide interstate banking and branching under certain circumstances. This legislation generally authorizes interstate branching and relaxes federal law restrictions on interstate banking. Currently, bank holding companies may purchase banks in any state, and states may not prohibit such purchases. Additionally, banks are permitted to merge with banks in other states as long as the home state of neither merging bank has opted out. The Interstate Act requires regulators to consult with community organizations before permitting an interstate institution to close a branch in a low-income area. Under recent FDIC regulations, banks are prohibited from using their interstate branches primarily for deposit production. The FDIC has accordingly implemented a loan-to-deposit ratio screen to ensure compliance with this prohibition.

With regard to interstate bank mergers, Washington has opted in to the Interstate Act and allows in-state banks to merge with out-of-state banks subject to certain aging requirements. Washington law generally authorizes the acquisition of an in-state bank by an out-of-state bank through merger with a Washington financial institution that has been in existence for at least five years prior to the acquisition. With regard to interstate bank branching, out-of-state banks that do not already operate a branch in Washington may not establish de novo branches in Washington or establish and operate a branch by acquiring a branch in Washington.

Privacy. The FDIC and other bank regulatory agencies, pursuant to the Financial Modernization Act of 1999, have published guidelines and adopted final regulations (Privacy Rules) which, among other things, require each financial institution to: (1) develop, implement and maintain, under the supervision and ongoing oversight of its Board of Directors or committee thereof, a comprehensive written information security program designed to ensure the security and confidentiality of customer information, protect against anticipated threats to the security or integrity of such information, and protect against unauthorized access to or use of such information; and (2) provide notice to customers (and other consumers under certain circumstances) about its privacy policies, describe the conditions under which the institution may disclose nonpublic information to nonaffiliated third parties and provide a method for consumers to prevent the institution from disclosing that information to most nonaffiliated third parties by opting out of its disclosure policy, subject to certain exceptions. Management believes the Company is currently in compliance with the Privacy Rules.

Dividends. The principal source of the Parent Company’s cash revenues is dividends received from its subsidiary bank. The payment of dividends is subject to government regulation, in that regulatory authorities may prohibit banks and bank holding companies from paying dividends which would constitute an unsafe or unsound banking practice. In addition, a bank may not pay cash dividends if that payment could reduce the amount of its capital below that necessary to meet minimum applicable regulatory capital requirements.

Capital Adequacy. Federal bank regulatory agencies use capital adequacy guidelines in the examination and regulation of banks and bank holding companies. If capital falls below minimum guideline levels, the bank or bank holding company may be denied approval to acquire or establish additional banks or non-bank businesses or to open new facilities.

The FDIC and Federal Reserve use risk-based capital guidelines for banks and bank holding companies. These are designed to make such capital requirements more sensitive to differences in risk profiles among banks and bank holding companies, to account for off-balance sheet exposure and to minimize disincentives for holding liquid assets. Assets and off-balance sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items. The guidelines are minimums, and the Federal Reserve has noted that bank holding companies contemplating significant expansion programs should not allow expansion to diminish their capital ratios and should maintain ratios well in excess of the minimum. The current guidelines require all bank holding companies and federally regulated banks to maintain a minimum risk-based total capital ratio equal to 8%, of which at least 4% must be Tier I capital. Tier I capital for bank holding companies includes common shareholders’ equity, certain qualifying perpetual preferred stock and minority interests in equity accounts of consolidated subsidiaries, less intangible assets. The Company’s regulatory capital ratios are reported in Note 22 Regulatory Matters.

The Federal Reserve also employs a leverage ratio, which is Tier I capital as a percentage of total average assets less intangibles, to be used as a supplement to risk-based guidelines. The principal objective of the leverage ratio is to constrain the maximum degree to which a bank holding company may leverage its equity capital base. The Federal Reserve requires a minimum leverage ratio of 3%. However, for all but the most highly rated bank holding companies and for bank holding companies seeking to expand, the Federal Reserve expects an additional amount of capital of at least 1% to 2%.

FDICIA created a statutory framework of supervisory actions indexed to the capital level of the individual institution. Under regulations adopted by the FDIC, an institution is assigned to one of five capital categories depending on its total risk-based capital ratio, Tier I risk-based capital ratio, and leverage ratio, together with certain subjective factors. Institutions which are deemed to be undercapitalized depending on the category to which they are assigned are subject to certain mandatory supervisory corrective actions. AWBC does not believe that these regulations have any material effect on its operations.

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

Sarbanes-Oxley Disclosure Controls and Procedures. The Sarbanes-Oxley Act of 2002 and related rulemaking by the Securities and Exchange Commission (SEC), which effect sweeping corporate disclosure and financial reporting reform generally require public companies to focus on their disclosure controls and procedures. As a result, public companies such as AmericanWest Bancorporation now must have disclosure controls and procedures in place and make certain disclosures about them in their periodic SEC reports (i.e., Forms 10-K and 10-Q) and their chief executive and chief financial officers must certify in these filings that they are responsible for establishing and maintaining disclosure controls and procedures and disclose their conclusions about the effectiveness of such controls and procedures based on their evaluation as of the end of the period covered by the relevant report, among other things. AWBC is monitoring the status of other related ongoing rulemaking by the SEC and other regulatory entities. Currently, management believes that AWBC is in compliance with the Sarbanes-Oxley Act of 2002.

The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act. The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (USA PATRIOT Act), designed to deny terrorists and others the ability to obtain anonymous access to the U.S. financial system, has significant implications for depository institutions, broker-dealers and other businesses involved in the transfer of money. The USA PATRIOT Act, together with the implementing regulations of various federal regulatory agencies, required financial institutions, including AmericanWest Bank, to implement additional or amend existing policies and procedures with respect to, among other things, anti-money laundering compliance, suspicious activity and currency transaction reporting and due diligence on customers. They also permit information sharing for counter-terrorist purposes between federal law enforcement agencies and financial institutions, as well as among financial institutions, subject to certain conditions, and require the FRB, and other federal banking agencies, to evaluate the effectiveness of an applicant in combating money laundering activities when considering applications filed under Section 3 of the BHCA or the Bank Merger Act. Management believes that AWBC and its subsidiaries are currently in compliance with all effective requirements prescribed by the USA PATRIOT Act.

Item 1A. Risk Factors

AmericanWest Bank faces strong competition from financial services companies and other companies that offer banking services, which could negatively affect business. AWB is facing strong competition from financial services companies and other companies that offer banking services, which could negatively affect business. AWB conducts its banking operations primarily in Central and Eastern Washington and Northern Idaho. Increased competition in that market may result in reduced loans and deposits. Ultimately, AWB may not be able to compete successfully against current and future competitors. Many competitors offer the same banking services that AWB offers. These competitors include national banks, regional banks and other community banks. AWB also faces competition from many other types of financial institutions, including without limitation, savings and loan institutions, finance companies, brokerage firms, insurance companies, credit unions, mortgage banks and other financial intermediaries. In particular, AWB’s competitors include several major financial companies whose greater resources may afford them a marketplace advantage by enabling them to maintain numerous banking locations and ATMs and conduct extensive promotional and advertising campaigns.

Additionally, banks and other financial institutions with larger capitalization and financial intermediaries not subject to bank regulatory restrictions have larger lending limits and are thereby able to serve the credit needs of larger customers. Areas of competition include interest rates for loans and deposits, efforts to obtain deposits, and range and quality of products and services provided, including new technology driven products and services. Technological innovation continues to contribute to greater competition in domestic and international financial services markets as technological advances enable more companies to provide financial services. AWB also faces competition from out-of-state financial intermediaries that have opened low-end production offices or that solicit deposits in the market areas. If AWB is unable to attract and retain banking customers, AWB may be unable to continue to grow the loan and deposit portfolios and the results of operations and financial condition may otherwise be adversely affected.

Changes in economic conditions, in particular an economic slowdown in Washington or Idaho, could materially and negatively affect business. AWBC’s business is directly impacted by factors such as economic, political and market conditions, broad trends in industry and finance, legislative and regulatory changes, and changes in government monetary and fiscal policies and inflation, all of which are beyond the Company’s control. A deterioration in economic conditions, whether caused by national or local concerns, in particular an economic slowdown in Washington or Idaho, could result in the following consequences, any of which could hurt the business materially: (1) loan delinquencies may increase, (2) problem assets and foreclosures may increase, (3) demand for products and services may decrease, (4) low cost or noninterest bearing deposits may decrease, and (5) collateral for loans, especially real estate, may decline in value, in turn reducing customers’ borrowing power and reducing the value of assets and collateral associated with existing loans. The states of Washington and Idaho and certain local governments in the market area presently face fiscal challenges of which the long term impact on their economies cannot be predicted.

A downturn in the real estate market could negatively affect business. A significant downturn in the real estate market, especially in those markets served by AWBC, could negatively affect business because a significant portion, approximately 62% as of December 31, 2005, of the existing loans are secured by real estate. Substantially all of the real property collateral is located in Central and Eastern Washington and Northern Idaho. Real estate values could be affected by, among other things, an economic slowdown, an increase in interest rates, or drought and other natural disasters particular to Washington and Idaho. AWBC’s ability to recover on defaulted loans by selling the real estate collateral would then be diminished and the Company would be more likely to suffer losses on defaulted loans.

AWBC is dependent on key personnel and the loss of one or more of those key personnel may materially and adversely affect prospects. AWBC is currently dependent heavily on the services of the president and chief executive officer, Robert M. Daugherty, and a number of other key management personnel. The loss of Mr. Daugherty’s services or that of other key personnel could materially and adversely affect results of operations and financial condition. AWBC’s success also depends in part on the ability to attract and retain additional qualified management personnel. Competition for such personnel is strong in the banking industry and the Company may not be successful in attracting or retaining the personnel required.

AWBC is subject to extensive regulation which could adversely affect business. Because the banking business is highly regulated, the laws, rules and regulations applicable to the Company are subject to regular modification and change. There are currently proposed laws, rules and regulations that, if adopted, would materially impact operations. There can be no assurance that these proposed laws, rules and regulations, or any other laws, rules or regulations, will not be adopted in the future, which could: (1) make compliance much more difficult or expensive, (2) restrict the ability to originate, broker or sell loans or accept certain deposits, (3) further limit or restrict the amount of commissions, interest or other charges earned on loans originated or sold, or (4) otherwise adversely affect business or prospects for business.

AWBC is exposed to risk of environmental liabilities with respect to properties to which title is acquired. In the ordinary course of business, AWBC may own or foreclose and take title to real estate, and could be subject to environmental liabilities with respect to these properties. AWBC may be held liable to a governmental entity or to third parties for property damage, personal injury, investigation and clean-up costs incurred by these parties in connection with environmental contamination, or may be required to investigate or clean up hazardous or toxic substances, or chemical releases at a property. The costs associated with investigation or remediation activities could be substantial. In addition, as the owner or former owner of a contaminated site, AWBC may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from the property. If AWBC ever becomes subject to significant environmental liabilities, the financial condition, liquidity and results of operations could be materially and adversely affected.

Only a limited trading market exists for AWBC’s common stock which could lead to price volatility. AWBC’s common stock was designated for quotation on the Nasdaq National Market in May, 1995 under its predecessor’s name, United Security Bancorporation, and trading volumes since that time have been modest. The holding company’s name was changed in 2001 to AmericanWest Bancorporation. The limited trading market for the common stock may cause fluctuations in the market value of the common stock to be exaggerated, leading to price volatility in excess of that which would occur in a more active trading market of the common stock. In addition, even if a more active market in AWBC’s common stock develops, AWBC cannot assure that such a market will continue or that shareholders will be able to sell their shares.

AWB’s allowance for credit losses may not be adequate to cover actual losses. In accordance with accounting principles generally accepted in the United States of America, AWB maintains an allowance for loan losses to provide for loan defaults and nonperformance and a reserve for unfunded loan commitments, which when combined is referred to as the allowance for credit losses. The allowance for credit losses may not be adequate to cover actual credit losses, and future provisions for credit losses could materially and adversely affect operating results. AWB’s allowance for credit losses is based on prior experience, as well as on an evaluation of the risks in the current portfolio. The amount of future losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates that may be beyond the Bank’s control, and these losses may exceed current estimates. Federal regulatory agencies, as an integral part of their examination process, review the loans and allowance for credit losses. While the Bank’s management believes that the allowance for credit losses is adequate to cover current losses, AWB cannot assure that the allowance for credit losses will not be increased further or that regulators will not require an increase in this allowance. Either of these occurrences could materially adversely affect earnings.

AmericanWest Bank may be unable to integrate the proposed combined operations with Columbia Trust Bank successfully and its business and earnings may be negatively affected as a result. The merger involves the integration of companies that have previously operated independently. Successful integration will depend primarily on AWB’s ability to consolidate operations, systems and procedures and to eliminate redundancies and costs. No assurance can be given that AWB will be able to integrate its post-merger operations without encountering difficulties including, without limitation: the loss of key employees and customers, the disruption of its respective ongoing businesses or possible inconsistencies in standards, controls, procedures and policies. Estimated cost savings are projected to come from various areas that AWB’s management has identified through the due diligence and integration planning process. The elimination of duplicate tasks is projected to result in annual cost savings. If AWB has difficulties with the integration, it might not fully achieve the economic benefits it expects to result from the merger. In addition, AWB may experience greater than expected costs or difficulties relating to the integration of the business of CTB, or may not realize expected cost savings from the merger within the expected time frame. Finally, shares of AWBC common stock eligible for future sale, including those that may be issued in the acquisition of Columbia Trust Bancorp and any other offering of AWBC common stock for cash, could have a dilutive effect on the market for AWBC common stock and could adversely affect its market price.

Item 1B. Unresolved Staff Comments.

No unresolved staff comments to report.

Item 2. Properties.

At December 31, 2005, AWBC owned or leased facilities in forty-one locations including thirty-three in Eastern and Central Washington and eight in North Idaho. AWBC’s main office is located in Downtown Spokane, which is leased by AWB. About 8,200 square feet is used for the Administrative Offices. In addition, AWBC leases approximately 9,000 square feet for its Processing Center located near the Spokane Airport.

There are a total of forty branches, of which thirty-two are in Eastern and Central Washington. They are located in: Chewelah, Colfax, Colville, Davenport, Dayton, Ephrata, Kennewick, Kettle Falls, Latah, Liberty Lake, Mabton, Mead, Moses Lake, Naches, Oaksdale, Palouse, Prosser, Pullman (2), Spokane (3), Spokane Valley (2), Sunnyside, Tekoa, Uniontown, Waitsburg, Walla Walla (2), and Yakima (2). The remaining eight branches in North Idaho are located in: Hayden, Kellogg, Lewiston, Moscow, Orofino, St. Maries (2), and Wallace.

In addition, AWB received approval to open de novo branches in Sandpoint and Coeur d’Alene, Idaho during the first quarter of 2006.

Item 3. Legal Proceedings.

Periodically and in the ordinary course of business, various claims and lawsuits are brought against AWBC or AWB, such as claims to enforce liens, condemnation proceedings on properties in which the Bank held security interests, claims involving the making and servicing of real property loans, and other issues incident to the business of AWBC and AWB. In the opinion of management, the ultimate liability, if any, resulting from known, actual or potential claims or lawsuits currently existing will not have a material effect on the financial position or results of operations of AWBC.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of AWBC’s shareholders during the fourth quarter of 2005.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters.

Market Information. The common stock of AmericanWest Bancorporation is quoted on the Nasdaq National Market System (NASDAQ) under the symbol “AWBC”. The following table sets out the high and low prices per share for the common stock for each quarter of 2005 and 2004 as reported by NASDAQ. The following quotes reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions:

	2005		2004
	High	Low	High	Low
First Quarter	$20.50	$17.85	$23.80	$18.28
Second Quarter	$20.88	$17.54	$19.99	$16.45
Third Quarter	$24.55	$19.83	$19.22	$16.01
Fourth Quarter	$24.43	$22.36	$22.59	$18.65

Per share amounts have been adjusted giving retroactive effect to stock dividends.

Holders. The number of holders of common stock of record, excluding those holding shares in a street name, on March 1, 2006 was approximately 1,569.

Dividends. No stock or cash dividends were paid in 2005. On February 20, 2004, AWBC paid a 10% stock dividend. There were no cash dividends paid in 2004.

Securities Authorized for Issuance Under Equity Compensation Plans. The following table provides information as of December 31, 2005, with respect to AWBC’s compensation plans under which shares of the Company’s common stock are authorized for issuance:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	454,136	$15.96	316,933
Equity compensation plans not approved by security holders	—	—	—
Total	454,136	$15.96	316,933

The above number of securities to be issued upon exercise of outstanding options, warrants and rights and the weighted average exercise price of outstanding options, warrants and rights, does not reflect performance restricted grants of 56,500 issued during 2005 to certain officers of the Company. These grants were issued subject to an equity compensation plan approved by shareholders and the shares are taken into account in the number of securities remaining available for future issuance under equity compensation plans shown above.

Item 6. Selected Financial Data.

The following table sets forth certain selected consolidated financial data of AWBC at and for the years ended December 31:

($ in thousands, except per share amounts)	2005	2004	2003	2002	2001
Statements of Income
Net interest income	$53,987	$59,720	$55,618	$43,280	$33,762
Provision for loan losses	2,365	13,046	6,324	5,663	2,855
Noninterest income	8,383	9,247	7,320	6,196	5,364
Noninterest expense	41,135	42,746	35,120	27,560	22,276

Income before provision for income tax	18,870	13,175	21,494	16,253	13,995

Provision for income tax	4,998	3,670	7,508	5,354	4,788

Net income	$13,872	$9,505	$13,986	$10,899	$9,207

Basic earnings per common share	$1.33	$0.93	$1.39	$1.13	$0.93
Diluted earnings per common share	$1.31	$0.91	$1.34	$1.10	$0.92
Basic weighted average shares outstanding	10,407,180	10,185,246	10,045,836	9,625,038	9,910,353
Diluted weighted average shares outstanding	10,593,903	10,478,969	10,473,852	9,915,354	9,989,954

Statements of Condition
Securities	$31,364	$28,511	$38,163	$43,609	$11,377
Total assets	1,109,134	1,048,994	1,023,907	917,141	659,341
Loans:
Commercial and industrial, including commercial real estate	728,292	695,165	645,156	540,467	411,197
Agricultural	119,355	122,735	124,395	121,279	88,121
Real estate mortgage	58,803	31,406	37,508	46,399	38,907
Real estate construction	33,906	45,908	32,236	29,303	17,201
Installment	17,341	22,454	26,850	27,405	26,311
Other loans	5,186	8,909	9,678	9,512	5,062

Total loans	962,883	926,577	875,823	774,365	586,799

Deposits	897,430	894,798	871,125	766,335	532,237
Borrowings	81,847	40,933	47,781	64,006	53,601
Stockholders’ equity	$121,477	$105,075	$96,198	$81,130	$68,206

Financial Ratios
Return on average assets	1.29%	0.88%	1.47%	1.41%	1.46%
Return on average equity	12.34%	9.37%	15.87%	15.08%	13.87%
Net interest margin	5.47%	6.04%	6.36%	6.08%	5.85%
Efficiency ratio	65.95%	61.98%	55.80%	55.70%	56.93%
Noninterest income to average assets	0.78%	0.85%	0.77%	0.80%	0.85%
Noninterest expense to average assets	3.84%	3.94%	3.70%	3.55%	3.54%
Equity to assets ratio	10.95%	10.02%	9.40%	8.85%	10.34%
Nonperforming loans to gross loans	1.50%	2.62%	1.43%	1.75%	2.25%
Allowance for loan loss to gross loans	1.49%	1.99%	1.42%	1.33%	1.13%

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

AWBC’s management believes that the operation of AWBC, based on its mission and core values, provides a competitive advantage through a commitment to helping individuals in Eastern and Central Washington and Northern Idaho meet their financial goals through a relationship banking approach that includes community involvement. The Company’s commitment to community banking extends to the consistent, quality service experience the Company’s customers benefit from every day. The Company’s service goes beyond being friendly. Many organizations talk about providing good service, but what makes AWB different is a promise to provide competitive solutions, not always based on being the best price in town, but offering tangible value with solutions that work for its customers. The Company’s service is responsive and reliable, personal and honest, relaxed and confident, insightful and intuitive.

AWBC derives income primarily from the difference between the interest income it earns on loans and investments and the interest expense it pays on customers’ deposits and the Company’s borrowings, commonly known as net interest income. This is supplemented by noninterest income the Company earns. Primarily, the noninterest income is derived from service fees related to deposits and services provided by AWBC, broker fees earned through mortgage banking activities, increases in the cash surrender value of bank owned life insurance and gains on sales of assets.

Net interest income is offset by provision for loan losses related to risks and charges associated with its loan portfolio and by operating expenses, including salaries and employee benefits, occupancy and equipment expenses, state business and occupation taxes, foreclosed real estate and other foreclosed assets expense, intangible assets amortization and other expenses. Other expenses may include, but are not limited to, losses on the exchange of bank owned life insurance, professional fees, advertising, travel and training.

Results of Operations

				% Change
($ in thousands, except per share)	2005	2004	2003	2005	2004
Interest income	$72,320	$73,679	$70,104	-2%	5%
Interest expense	18,333	13,959	14,486	31%	-4%

Net interest income	53,987	59,720	55,618	-10%	7%
Provision for loan losses	2,365	13,046	6,324	-82%	106%

Net interest income after provision for loan losses	51,622	46,674	49,294	11%	-5%
Noninterest income	8,383	9,247	7,320	-9%	26%
Noninterest expense	41,135	42,746	35,120	-4%	22%

Income before provision for income tax	18,870	13,175	21,494	43%	-39%
Provision for income tax	4,998	3,670	7,508	36%	-51%

Net income	$13,872	$9,505	$13,986	46%	-32%

Basic earnings per common share	$1.33	$0.93	$1.39	43%	-33%
Diluted earnings per common share	$1.31	$0.91	$1.34	44%	-32%

AWBC’s net income was $13.9 million in 2005 which is $4.4 million higher than 2004 results and $0.1 million lower than 2003 results. Basic earnings per share in 2005 of $1.33 is $0.40 higher than 2004 results and $0.06 lower than 2003 results. Diluted earnings per share in 2005 of $1.31 is $0.40 higher than 2004 results and $0.03 lower than 2003 results.

Return on average assets of 1.29% in 2005 is 41 basis points (bp) higher than in 2004 and 18 bp lower than in 2003. Return on average equity of 12.34% in 2005 is 297 bp higher than in 2004 and 353 bp lower than in 2003.

2005 financial results were shaped by the following:

•	Loan growth of $36.3 million or 3.9% and deposit growth of $2.6 million supported by enhanced marketing, training and sales efforts that should continue to bolster AWB’s loan and deposit gathering efforts going forward.

•	Decreased net interest income due to decreased loan yields and higher costs of funds.

•	Asset quality improvement including a decrease of nonperforming assets of $11.8 million or 41.3%.

•	Noninterest income decline of $0.9 million or 9.3% due to a reduction in gains on the sale of assets compared to 2004. This decline was offset by the sale of the credit card portfolio in the 4th quarter, resulting in a gain of $0.7 million.

•	Noninterest expense decline of $1.6 million or 3.8%. This was mainly due to the following items:

•	Exchange of bank owned life insurance policies which resulted in a $0.6 million loss and $0.9 million reversal of a tax reserve in the 3rd quarter.

•	Reversal of deferred compensation and salary continuation agreements of $0.7 million related to the unfortunate passing of a former bank executive in the 3rd quarter.

2004 financial results were shaped by the following:

•	Loan growth of $50.8 million or 5.8% and deposit growth of $23.7 million or 2.7%.

•	Additional provision for loan losses and charge offs in the 2nd and 4th quarters in the amount of $4.0 million and $4.5 million, respectively.

•	Noninterest income increase of $1.9 million or 26.3% due mainly to the sale of Ione, Washington branch and deposits in the 2nd quarter, resulting in a $0.6 million gain on sale and a reduction of deposits of $15.1 million. In addition, there was $0.8 million in gains on the sale of foreclosed real estate and other foreclosed assets and other assets.

•	Noninterest expense increase of $7.6 million or 21.7% due mainly to foreclosed real estate and other foreclosed asset write downs of $4.8 million.

Net Interest Income. Net interest income decreased 9.6% to $54.0 million in 2005 compared to $59.7 million in 2004. 2004 results were a 7.4% increase over 2003 results. The decline in 2005 is due mainly to an increase in interest rates which caused the deposit and borrowing costs to increase over the year without a corresponding increase in interest income. During the year, management of the Company focused on decreasing the overall risk profile in the loan portfolio which resulted in originations of new loans at lower interest rates relative to key indexes. This contributed to the minimal interest income growth related to loans despite the increase in market interest rates. Additionally, the increased competition for loans contributed to lower loan yields. The interest income on securities has also declined from the current year as compared to 2004. This decline is due mainly to a significantly lower average investment balance during the year and no payments of Federal Home Loan Bank of Seattle (FHLB) dividends for a majority of the year. Other interest income is higher than in previous years as the Company maintained higher overnight interest bearing deposits with other banks during the year.

AWBC’s net interest margin to average earning assets was 5.47% in 2005. This is a decline from 6.04% and 6.36% in 2004 and 2003, respectively. The decline from the prior years is due to the decreasing yield on loans to

7.45% in 2005 from 7.72% and 8.29% for 2004 and 2003, respectively. In addition, the cost of funds on deposits has increased to 2.19% in 2005 from 1.62% and 1.94% in 2004 and 2003, respectively. The current year increase in deposit rates is due mainly to rising interest rates. The costs of overnight and other borrowings for 2005 have increased over the last two years also due to rising interest rates.

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

	Year Ended December 31,
	2005			2004			2003
($ in thousands)	Average Balance	Interest	%	Average Balance	Interest	%	Average Balance	Interest	%
Assets
Loans	$952,151	$70,898	7.45%	$913,844	$70,565	7.72%	$821,407	$68,059	8.29%
Taxable securities	17,805	820	4.61%	57,297	2,535	4.42%	29,823	1,302	4.37%
Nontaxable securities	8,536	538	6.30%	9,070	523	5.77%	9,095	562	6.18%
Federal Home Loan Bank stock	5,392	22	0.41%	4,018	104	2.59%	4,912	234	4.76%
Overnight deposits with other banks	5,533	224	4.05%	6,118	84	1.37%	12,731	144	1.13%

Total interest earning assets	989,417	72,502	7.33%	990,347	73,811	7.45%	877,968	$70,301	8.01%

Noninterest earning assets	81,872			93,777			72,092

Total assets	$1,071,289			$1,084,124			$950,060

Liabilities
Interest bearing demand deposits	$67,700	$278	0.41%	$62,046	$159	0.26%	$60,069	$300	0.50%
Savings deposits	343,574	6,858	2.00%	384,064	5,544	1.44%	280,401	4,940	1.76%
Time deposits	283,639	8,087	2.85%	282,182	6,110	2.17%	335,212	7,884	2.35%

Total interest bearing deposits	694,913	15,223	2.19%	728,292	11,813	1.62%	675,682	13,124	1.94%

Overnight borrowings	30,727	970	3.16%	34,187	501	1.47%	11,357	200	1.76%
Other borrowings	44,737	2,140	4.78%	52,786	1,645	3.12%	28,475	1,162	4.08%

Total interest bearing liabilities	770,377	18,333	2.38%	815,265	13,959	1.71%	715,514	$14,486	2.02%

Noninterest bearing demand deposits	179,115			159,704			140,710
Other noninterest bearing liabilities	9,341			7,665			5,686

Total liabilities	958,833			982,634			861,910

Stockholders’ Equity	112,456			101,490			88,150

Total liabilities and stockholders’ equity	$1,071,289			$1,084,124			$950,060

Net interest income and spread		$54,169	4.95%		$59,852	5.74%		$55,815	5.99%

Net interest margin to average earning assets			5.47%			6.04%			6.36%

Nonaccrual loans are included with loan balances. In the above table, tax-exempt securities income has been presented using a tax equivalent basis and an assumed tax rate of 34%.

The change in interest income and interest expense due to changes in both volume and rate which cannot be segregated, has been allocated proportionately to the change due to volume and the change due to rate as shown in the table below:

	2005 vs 2004			2004 vs 2003
	Increase (decrease) in net interest income due to changes in
($ in thousands)	Volume	Rate	Total	Volume	Rate	Total
Interest earning assets
Loans	$2,958	$(2,625)	$333	$7,659	$(5,153)	$2,506
Securities	(1,844)	144	(1,700)	1,315	(121)	1,194
Overnight deposits with other banks and FHLB stock	14	44	58	(161)	(29)	(190)

Total interest earning assets	$1,128	$(2,437)	$(1,309)	$8,813	$(5,303)	$3,510

Interest bearing liabilities
Interest bearing demand deposits	$14	$105	$119	$10	$(151)	$(141)
Savings deposits	(584)	1,898	1,314	1,826	(1,222)	604
Time deposits	32	1,945	1,977	(1,247)	(527)	(1,774)

Total interest bearing deposits	(538)	3,948	3,410	589	(1,900)	(1,311)
Overnight borrowings	(51)	520	469	402	(101)	301
Other borrowings	(251)	746	495	992	(509)	483

Total interest bearing liabilities	(840)	5,214	4,374	1,983	(2,510)	(527)

Total increase (decrease) in net interest income	$1,968	$(7,651)	$(5,683)	$6,830	$(2,793)	$4,037

During 2005, the favorable interest income impact of higher loan balances was offset by the lower yield on loans. Securities interest income was lower due mainly to lower average balances. Interest bearing liabilities had an unfavorable impact on net interest income due to higher rates during the year.

During 2004, increases in average balances of loans and securities had a favorable impact on interest income that was partially offset by a decline in yields. A decline in rates on interest bearing liabilities had a more favorable impact than the unfavorable impact of larger average balances.

During the year ended December 31, 2005, AWBC’s management reclassified brokered loan fee income from interest income to noninterest income on the Statements of Income. In addition, AWBC’s management reclassified loans held for sale as a separate line item on the Statement of Condition. These loans were previously included within the loan total. The following tables summarize quarterly financial information for the years ended December 31, 2005 and 2004 to provide the reclassified amounts on the Statements of Income, selected Statement of Condition data and selected ratios for each quarterly period presented.

	Quarter Ended
	December 31, 2005	September 30, 2005	June 30, 2005	March 31, 2005
Statement of Income:
Interest income	$19,182	$18,675	$17,595	$16,868
Interest expense	5,424	5,242	4,072	3,595

Net Interest Income	13,758	13,433	13,523	13,273
Provision for loan losses	—	1,100	190	1,075

Net interest income after provision for loan losses	13,758	12,333	13,333	12,198
Noninterest income	2,552	1,966	1,832	2,033
Noninterest expense	11,220	10,523	9,866	9,526

Income before provision for income tax	5,090	3,776	5,299	4,705
Provision for income tax	1,123	552	1,757	1,566

Net income	$3,967	$3,224	$3,542	$3,139

Basic earnings per common share	$0.38	$0.31	$0.34	$0.30
Diluted earnings per common share	$0.37	$0.30	$0.34	$0.30
Basic weighted average shares outstanding	10,451,783	10,425,258	10,387,957	10,338,025
Diluted weighted average shares outstanding	10,614,101	10,633,733	10,530,674	10,490,197

Statement of Condition:
Gross loans	$962,883	$994,022	$983,334	$906,372
Total assets	1,109,134	1,139,761	1,107,659	1,020,558
Deposits	897,430	962,987	848,234	856,839
Shareholders’ Equity	121,477	116,518	112,913	108,974
Average assets	1,113,601	1,108,368	1,024,242	1,035,338
Average equity	117,882	114,273	110,451	107,492
Average earning assets	1,033,418	1,022,582	943,364	955,797

Quarterly Financial Ratios, annualized:
Return on average assets	1.41%	1.15%	1.39%	1.23%
Return on average equity	13.35%	11.19%	12.86%	11.84%
Net interest margin	5.30%	5.23%	5.77%	5.65%
Efficiency ratio	68.79%	68.34%	64.25%	62.24%
Noninterest income to average assets	0.91%	0.70%	0.72%	0.80%
Noninterest expense to average assets	4.00%	3.77%	3.86%	3.73%
Equity to assets ratio	10.95%	10.22%	10.19%	10.68%
Nonperforming loans to gross loans	1.50%	1.73%	1.58%	3.46%
Allowance for loan loss to gross loans	1.49%	1.61%	1.56%	1.87%

	Quarter Ended
	December 31, 2004	September 30, 2004	June 30, 2004	March 31, 2004
Statement of Income:
Interest income	$19,032	$19,501	$18,052	$17,094
Interest expense	3,794	3,737	3,230	3,198

Net Interest Income	15,238	15,764	14,822	13,896
Provision for loan losses	4,548	1,788	5,710	1,000

Net interest income after provision for loan losses	10,690	13,976	9,112	12,896
Noninterest income	2,287	2,164	3,045	1,751
Noninterest expense	12,622	9,976	10,176	9,972

Income before provision for income tax	355	6,164	1,981	4,675
Provision for income tax	(367)	2,186	713	1,138

Net income	$722	$3,978	$1,268	$3,537

Basic earnings per common share	$0.07	$0.39	$0.12	$0.35
Diluted earnings per common share	$0.07	$0.38	$0.12	$0.34
Basic weighted average shares outstanding	10,241,667	10,191,775	10,205,436	10,150,470
Diluted weighted average shares outstanding	10,475,127	10,438,276	10,525,173	10,505,234

Statement of Condition:
Gross loans	$926,577	$950,852	$918,779	$868,275
Total assets	1,048,994	1,146,984	1,086,051	1,013,734
Deposits	894,798	922,880	857,955	861,501
Shareholders’ Equity	105,075	104,388	100,393	100,780
Average assets	1,126,650	1,137,802	1,041,126	993,536
Average equity	105,736	101,560	101,135	97,450
Average earning assets	1,044,140	1,048,961	951,263	916,092

Quarterly Financial Ratios, annualized:
Return on average assets	0.25%	1.39%	0.49%	1.43%
Return on average equity	2.72%	15.58%	5.04%	14.60%
Net interest margin	5.83%	6.00%	6.29%	6.12%
Efficiency ratio	72.02%	55.64%	56.95%	63.73%
Noninterest income to average assets	0.81%	0.76%	1.18%	0.71%
Noninterest expense to average assets	4.46%	3.49%	3.93%	4.04%
Equity to assets ratio	10.02%	9.10%	9.24%	9.94%
Nonperforming loans to gross loans	2.62%	1.75%	0.97%	1.30%
Allowance for loan loss to gross loans	1.99%	1.58%	1.52%	1.44%

Interest Rates. The interest rates on loans vary with the degree of risk and amount of the loan, and are further subject to competitive pressures, money market rates, the availability of funds and government regulations. Approximately 63.6% of the loans in the Company’s portfolio have interest rates that adjust based on a spread to market reference rates. The market reference rates are based on various indices such as the Prime rates of interest charged by money center banks, the FHLB borrowing rates or London Interbank Offering Rates (LIBOR).

Provision for Loan Losses. Provision for loan losses decreased to $2.4 million in 2005 from $13.0 million in 2004 and $6.3 million in 2003. In 2005, the provision for loan losses was in line with management’s expectations given the significant efforts taken during the past two years to improve the credit quality of the portfolio. During 2004, the company took two large provisions, one in May and one in December. The May 2004 provision and subsequent charge off of $4.0 million was related to a single borrowing relationship with a company that provided telecommunications and electricity transmission infrastructure. The December 2004 provision of $4.5 million was related to deterioration of several large loans and a general loan portfolio review.

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

The provision for loan losses is an estimate and the use of different estimates or assumptions could produce a different provision for loan losses. If negative trends and expectations of management do not materialize, the allowance may be high relative to the actual performance of the asset portfolio. This would lead to future provisions being less than the current provision. Likewise, if positive trends and expectations of management fail to come to fruition, the provision for loan losses in the current period may be inadequate and future provisions may be larger.

Noninterest Income. Noninterest income consists of fees and service charges, brokered loan fees, increases in the cash surrender value of bank owned life insurance, gains and losses on the sale of assets, and other income. Noninterest income decreased 9.3% to $8.4 million in 2005 compared to 2004. The decrease is due in part to the $0.6 million gain on sale of the Ione, Washington branch during 2004. The Company also recognized $0.8 million in gains on sale of foreclosed real estate and other foreclosed assets and other assets during 2004. The foreclosed real estate and other foreclosed assets gains in 2005 were minimal. The decrease in income from the prior year is partially offset by the sale of the Company’s credit card portfolio in the fourth quarter of 2005. This sale resulted in a $0.7 million gain. Income from fees and service charges remained consistent in 2005 and 2004 at $4.9 million. Brokered fee income also remained consistent in 2005 and 2004 at $1.3 million.

Noninterest Expense. Noninterest expense decreased by 3.8% to $41.1 million in 2005 compared to 2004. The reason for the decrease was an 87.3% reduction in foreclosed real estate and other foreclosed assets expense to $0.7 million in 2005 due to significant asset write downs in the previous year. The write downs during 2005 were minimal. This decline was partially offset by higher salaries and employee benefits, occupancy and equipment expenses and other expenses.

Salaries and employee benefits increased 2.2% to $23.4 million in 2005 compared to 2004. During the current year, there was a reversal of a deferred compensation accrual related to the unfortunate passing of a previous executive which offset the salary continuation plan expenses for 2005. Absent this reversal, the salaries and employee benefits expense would have increased by 5.2%. An increase in the full-time equivalent employees count from the previous year contributed to this increase. AWB has hired a combination of new production and support staff to drive profitability going forward.

Occupancy and equipment expenses increased 16.6% to $6.2 million in 2005 due to new facilities being placed into service in late 2004 and increased utility and maintenance costs. In addition, during 2005, the Company updated and improved existing technology throughout the organization which resulted in increased expenses for the year. These expenditures are enabling AWB to support growth and expansion initiatives.

Other expenses increased 19.8% to $9.6 million in 2005 due to the exchange of bank owned life insurance policies which resulted in a $0.6 million loss, higher professional fees of $0.5 million and increased training, travel and employee development costs of $0.4 million.

State business and occupation tax of $1.0 million and intangible assets amortization of $0.3 million for 2005 were similar to the 2004 results.

Provision for Income Tax. Provision for income tax for the year ended December 31, 2005 decreased as a percentage of income before income tax to 26.5% compared to 27.9% for the year ended December 31, 2004. The slight decrease in the tax rate is due to the reversal of a $0.9 million tax reserve recorded in 2004 for the anticipated surrender of some bank owned life insurance policies. These policies were exchanged, rather than surrendered, during 2005 and this resulted in a $0.6 million write down of the asset rather than a tax loss.

Balance Sheet Management

Lending and Credit Management. The Company follows loan policies that establish levels of loan commitment by loan type, credit review and grading criteria, and other matters such as loan administration, loans to affiliates, loan costs, problem loans and loan loss reserves, and related items. Loans are analyzed at origination and on a periodic basis as conditions warrant as outlined in the Company’s loan policies.

All loan applications are received at AWB’s branch lending offices and processed centrally through loan processing and administration. Designated lending officers follow approved guidelines and underwriting policies to approve all loan applications. Credit limits generally vary according to the type of loan and the lender’s experience. Maximum loan approval limits per aggregate relationship that are available to any one employee are established up to $5.0 million. Aggregate lending relationships in excess of $5.0 million require the approval of the credit committee, comprised of members of executive management and members of the board of directors.

Under applicable federal and state laws, loans by AWB to a single borrower or related entity are limited. The Company, as a matter of policy, does not extend credit to any single borrower in excess of $19.0 million based on its current asset size. AWB may purchase or sell portions of loans without recourse under an industry practice known as loan participations. At December 31, 2005 and 2004, the outstanding balance of loan participations sold outside AWB was $38.9 million and $48.9 million, respectively. At December 31, 2005 and 2004, the Bank had outstanding purchased participations of $97.7 million and $31.2 million, respectively.

The following table presents the aggregate maturities of loans in each major category of AWBC’s loan portfolio at December 31, 2005. Actual maturities may differ from the contractual maturities shown below as a result of renewals and prepayments:

($ in thousands)	Less than 1 year	1-5 years	Thereafter	Total
Commercial real estate	$94,872	$96,379	$310,077	$501,328
Commercial and industrial	104,282	65,225	57,457	226,964
Agriculture	61,493	28,473	29,389	119,355
Real estate construction	33,092	814	—	33,906
Real estate mortgage	9,700	29,920	19,183	58,803
Installment	2,297	11,332	3,712	17,341
Bankcards and other	429	200	4,557	5,186

Total	$306,165	$232,343	$424,375	$962,883

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

Nonperforming Assets. The following table provides information for the Company’s nonperforming assets:

	As of December 31,
($ in thousands)	2005	2004	2003	2002	2001
Nonperforming loans:
Nonaccrual loans	$14,452	$24,222	$12,485	$13,315	$11,023
Accruing loans 90 days or more past due	31	53	43	244	2,193

Total nonperforming loans	14,483	24,275	12,528	13,559	13,216
Other real estate owned and other repossessed assets	2,221	4,201	7,408	7,874	1,616

Total nonperforming assets	$16,704	$28,476	$19,936	$21,433	$14,832

Allowance for loan losses	$14,361	$18,475	$12,453	$10,272	$6,624
Ratio of total nonperforming assets to total assets	1.51%	2.71%	1.95%	2.34%	2.25%
Ratio of total nonperforming loans to total loans	1.50%	2.62%	1.43%	1.75%	2.25%
Ratio of allowance for loan losses to total nonperforming loans	99.16%	76.11%	99.40%	75.76%	50.12%

Nonperforming assets include loans that are 90 or more days past due or in nonaccrual status and real estate and other loan collateral acquired through foreclosure and repossession. Accruing loans 90 days or more past due may remain on an accrual basis because they are adequately collateralized and in the process of collection. For nonaccrual loans no interest is taken into income unless received in cash and the borrower demonstrates an ability to resume payments of principal and interest. Interest previously accrued, but not collected, is reversed and charged against income at the time a loan is placed in nonaccrual status.

Total nonperforming assets were $16.7 million or 1.51% of total assets at December 31, 2005. This compares to $28.5 million or 2.71% of assets at December 31, 2004. The majority of nonperforming assets are comprised of several loans and properties as discussed below.

The Bank has classified $3.7 million in loans to a wine grape vineyard and winery in Walla Walla, Washington as nonaccrual due to continuing operating losses and inadequate cash flow to service debt. The entity continues to operate and is marketing the real estate. The borrower has a significant portion of the real estate under contract for sale. The borrower has also signed a Confession of Judgment that the Bank intends to file if the loans are not paid in full during the first quarter of 2006.

The Bank has classified a $1.2 million loan to an operator of a housing facility for mentally disabled and chemically dependent tenants in Spokane, Washington as nonaccrual due to operating losses and deterioration in collateral values as evidenced by an updated appraisal. Management has made demand and is initiating foreclosure action.

The Bank has classified $1.0 million in loans to a farming and crop dusting operation located in Dayton, Washington as nonaccrual due to an inability to meet the terms of repayment as outlined in the loan documents. The borrower and the Bank are evaluating options, including liquidation of assets to repay the Bank to a level that would allow the operation to service the remaining debt.

The Bank has acquired title to farm land in Touchet, Washington. It is currently carried in foreclosed real estate and other foreclosed assets at $0.9 million. It is operating as a farm while it is marketed for sale. The Company plans to auction the property in the first quarter of 2006. Additionally, the Bank has classified a $0.4 million loan to the same operation as nonaccrual due to operating shortfalls and the borrower’s inability to demonstrate debt service capacity. The borrower continues to operate, and the balance of the loan is covered by a Farm Services Agency (FSA) Guaranty that the Company anticipates to recover in full on, in the first quarter of 2006.

The Bank has classified $0.7 million in loans to a farm operation located in Dayton, Washington as nonaccrual due to continued operating shortfalls, inability to demonstrate debt service capacity, and the fact that the borrower is seeking relief under a Chapter 12 Bankruptcy proceeding. A portion of the loans is protected by an FSA Guaranty. Collection in full is anticipated.

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

The Bank has acquired title to a residential subdivision in Yakima, Washington. It is currently carried in foreclosed real estate and other foreclosed assets at $0.6 million. The Company is currently marketing this property both as a bulk product and as individual lots.

The Bank has classified $0.5 million in loans to an assisted living facility operator located in Yakima, Washington as nonaccrual due to delinquency and an inability to demonstrate cash flow. Subsequent to year end, the loans were paid in full.

The Bank has evaluated collateral coverage of the principal balances of the assets that are nonperforming and has provided for specific reserves related to these assets of $1.3 million, in addition to the Company’s general reserves.

In January 2006, the Bank recognized two related loans totaling $6.3 million as nonaccrual due to the principal guarantor seeking relief under a Chapter 11 Bankruptcy filing during the month. The loans are related to private investments of the guarantor and a casino operation located in Western Washington that is owned in part by the guarantor. The casino continues to operate, but has insufficient cash flow to service the associated debt without support from the guarantor. At this time, the Bank has not received schedules from the Trustee that would indicate an inability of the guarantor to honor the obligations and AWB management believes that it maintains adequate reserves against any potential losses. The assets are secured in part by stock of unrelated publicly traded companies and the assets of the casino operation. The Company has been named to the Creditor’s Committee, and will continue to evaluate the adequacy of the reserve on an ongoing basis.

Analysis of Allowance for Loan Losses

The allowance for credit losses is established to absorb known and inherent losses primarily resulting from loans outstanding. Accordingly, all credit losses are charged to the allowance and all recoveries are credited to it. The provision for credit losses charged to operating expense is based on past credit loss experience and other factors, which in management’s judgment deserve current recognition in estimating probable credit losses. Such other factors include growth and composition of the loan portfolio, credit concentrations, trends in portfolio volume, maturities, delinquencies and nonaccruals, the relationship of the allowance for credit losses to outstanding loans, historical loss trends and general economic conditions. While management uses the best information available to base its estimates, future adjustments to the allowance may be necessary if economic conditions, particularly in the Company’s market, differ substantially from the assumptions used. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for credit losses. Such agencies may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

AWBC utilizes a loan loss reserve methodology and documentation process which it believes is consistent with SEC Accounting Bulletin No. 102, Selected Loan Loss Allowance Methodology and Documentation Issues. Additionally, AWBC adopted Statement of Financial Accounting Standards No. 114 and No. 118, Accounting by Creditors for Impairment of a Loan. These accounting pronouncements require specific identification of an allowance for loan loss for an impaired or nonperforming loan. To this end, AWBC developed a systematic methodology using a nine-grade scale system to determine its allowance for loan losses. On at least a quarterly basis, the allowance is recalculated using a disciplined approach to determine if the amount allocated is adequate.

This methodology includes a detailed analysis of the loan portfolio that is performed by competent and well-trained personnel who have the skills and experience to perform analyses, estimates, reviews and other loan loss methodology functions. All loans are considered in the analysis whether on an individual or group basis, using current and reliable data. Loans are evaluated for impairment on an individual basis, if applicable, and the remainder of the portfolio is segmented into groups of loans with similar risk characteristics. Management considers all relevant internal and external factors that may affect loan collections, including interest, if applicable. Additionally, the methodology includes consideration of particular risks inherent in different kinds of lending. Current collateral values, less costs to sell, are considered in cases where this type of analysis is applicable. The analysis ensures the loan loss allowance balance and methodology is in accordance with accounting principles generally accepted in the United States of America. Management believes that the allowance for loan losses is adequate.

At December 31, 2005, the Company had approximately $19.9 million of loans that were not classified as nonperforming but for which known information about the borrower’s financial condition caused management to have concern about the ability of the borrowers to comply with the repayment terms of the loans. These loans were identified through the loan review process described above that provides for assignment of a risk rating based on a nine-grade scale. Based on the evaluation of current market conditions, loan collateral, other secondary sources of repayment and cash flow generation, management does not anticipate any significant losses related to these loans. These loans are subject to continuing management attention and are considered in the determination of the allowance for loan losses. A decline in the economic conditions in the Company’s market areas or other factors could adversely impact individual borrowers or the loan portfolio in general. Accordingly, there can be no assurance that other loans will not become 90 days or more past due, be placed on nonaccrual or transferred to foreclosed real estate and other foreclosed assets in the future.

The following table sets forth information by loan type regarding charge-offs and recoveries in the Company’s allowance for loan losses as follows:

($ in thousands)	2005	2004	2003	2002	2001
Balance of allowance for loan losses at beginning of period	$18,475	$12,453	$10,272	$6,624	$4,948
Charge-offs
Commercial	3,835	7,359	1,452	1,292	396
Agricultural	1,374	279	177	1,541	613
Real estate	1,355	90	2,154	26	96
Installment	224	221	234	265	188
Other	137	173	507	156	36

Total charge-offs	6,925	8,122	4,524	3,280	1,329

Recoveries
Commercial	246	1,013	71	140	112
Agricultural	113	26	90	173	2
Real estate	18	10	15	3	21
Installment	48	25	30	67	13
Other	21	24	175	4	2

Total recoveries	446	1,098	381	387	150

Net charge-offs	6,479	7,024	4,143	2,893	1,179
Provision for loan losses	2,365	13,046	6,324	5,663	2,855
Allowance acquired through acquisition	—	—	—	878	—

Balance of allowance for loan losses at end of period	$14,361	$18,475	$12,453	$10,272	$6,624

Ratio of net charge-offs to average loans	0.68%	0.77%	0.50%	0.43%	0.22%
Average loans outstanding during the period	$952,151	$913,844	$821,407	$675,344	$540,159

The following table sets forth the allowance for loan losses by loan category, based on management’s assessment of the risk associated with such categories as of the dates indicated:

	December 31,
	2005		2004		2003		2002		2001
($ in thousands)	Amount of Allowance	%	Amount of Allowance	%	Amount of Allowance	%	Amount of Allowance	%	Amount of Allowance	%
Commercial and commercial real estate	$9,283	65%	$11,824	64%	$8,717	70%	$6,677	65%	$4,632	70%
Agricultural	2,912	20%	2,532	14%	1,868	15%	2,054	20%	993	15%
Real estate construction	1,349	9%	2,667	14%	249	2%	205	2%	194	3%
Installment	325	2%	199	1%	249	2%	514	5%	296	4%
Real estate mortgage	275	2%	1,014	6%	1,245	10%	719	7%	452	7%
Bankcard and other	217	2%	239	1%	125	1%	103	1%	57	1%

Total	$14,361	100%	$18,475	100%	$12,453	100%	$10,272	100%	$6,624	100%

Investments

Investment activities are in accordance with the Asset and Liability Management Policies that have been approved by the Board of Directors of AWBC. Activities are reviewed by the Asset and Liability Management Committee and the Board of Directors of AWBC.

The following table sets forth the carrying value, by type, of the securities in the Company’s portfolio at December 31, 2005, 2004 and 2003:

($ in thousands)	2005	2004	2003
U.S. Treasury and other U.S. Government agencies	$12,769	$7,681	$4,608
States of the U.S. and political subdivisions	7,625	8,886	9,085
Mortgage backed securities	6,815	4,642	5,252
Corporate Securities	2,866	6,140	16,817
Other securities	1,289	1,162	2,401

Total securities	$31,364	$28,511	$38,163

At December 31, 2005, the amortized cost of the Company’s securities was greater than the market value by approximately $95,000. At December 31, 2004 and 2003, the market value of the Company’s securities exceeded amortized cost by $316,000 and $727,000, respectively. No portion of AWBC’s investment portfolio is invested in derivative securities (being securities whose value derives from the value of an underlying security or securities, or market index of underlying securities’ values).

The following table sets forth the carrying values, maturities and approximate average aggregate yields of securities in the Company’s investment portfolio by type at December 31, 2005:

($ in thousands)	Yield	Amount
U.S. Treasury and other U.S. government agencies:
1 year or less	4.33%	$4,381
Over 1 through 5 years	4.33%	7,898
Over 5 through 10 years	8.73%	317
Over 10 years	8.23%	173

Total	4.49%	$12,769

States and political subdivisions:
1 year or less	4.65%	$1,089
Over 1 through 5 years	5.00%	4,280
Over 5 through 10 years	5.72%	685
Over 10 Years	3.49%	1,571

Total	4.70%	$7,625

Other securities, including mortgage backed and corporate:
1 year or less	6.78%	$1,505
Over 1 through 5 years	5.97%	2,543
Over 5 through 10 years	5.00%	2,368
Over 10 years	4.22%	4,554

Total	5.15%	$10,970

Total investment securities:
1 year or less	4.91%	$6,975
Over 1 through 5 years	4.81%	14,721
Over 5 through 10 years	5.50%	3,370
Over 10 years	4.15%	6,298

Total	4.77%	$31,364

The weighted average yield related to states and political subdivisions reflects the actual yield and is not presented on a tax equivalent basis.

Deposits

The Company’s primary source of funds is customer deposits. The Company strives to maintain a high percentage of noninterest bearing deposits, which lower the Bank’s cost of funds and result in higher interest margins. At December 31, 2005, 2004 and 2003, the Company’s ratios of noninterest bearing deposits to total deposits were 21.3%, 19.0% and 18.3%, respectively.

The following table sets forth the average balances for each major category of deposits and the weighted average interest rate paid for deposits for the years ended 2005, 2004, and 2003:

	2005		2004		2003
($ in thousands)	Average Balance	Interest Rate	Average Balance	Interest Rate	Average Balance	Interest Rate
Interest bearing demand deposits	$67,700	0.41%	$62,046	0.26%	$60,069	0.50%
Savings and MMDA deposits	343,574	2.00%	384,064	1.44%	280,401	1.76%
Time deposits	283,639	2.85%	282,182	2.17%	335,212	2.35%
Noninterest bearing demand deposits	179,115		159,704		140,710

Total	$874,028		$887,996		$816,392

The following table shows the amounts and maturities of time deposits that had balances of $100,000 or more at December 31, 2005, 2004 and 2003:

($ in thousands)	2005	2004	2003
Less than three months	$39,168	$46,071	$59,004
Three months to one year	84,023	48,297	54,573
Over one year	25,910	28,638	13,540

Total	$149,101	$123,006	$127,117

Liquidity and Capital Resources

Management believes that AWBC’s cash flow will be sufficient to support its existing operations for the foreseeable future. Cash flows from operations contribute significantly to liquidity, as do proceeds from maturities of securities and increasing customer deposits. In 2005, AWBC generated $18.8 million of net cash flows from its operating activities compared to $22.1 million in 2004. Additionally, the Company generated $45.8 million and $17.0 million in net cash from financing activities in 2005 and 2004, respectively.

AWB’s primary source of funds is its deposits. In addition, AWB has the ability to borrow from various sources, including the Federal Home Loan Bank (FHLB) and correspondent banks that provide Fed Funds lines. At December 31, 2005, AWB had approximately $170.3 million of available credit (after deducting outstanding borrowings) from these sources compared to $192.5 million at December 31, 2004. During 2005, the FHLB raised AWB’s line of credit to 20% of assets, subject to collateral requirements, from 18% of assets that was applicable at the prior year end. AWB initiated three new Fed Funds lines during 2005 to bring its total to five correspondent banks. Subsequent to year end, a sixth Fed Funds line was initiated.

The Parent Company had cash balances of $3.2 million as of December 31, 2005. Cash received from the exercise of options was more than sufficient to cover its obligations during 2005, including servicing the junior subordinated debentures of $10.3 million which were issued in September of 2002. The Parent Company did not pay any dividends on its common stock or repurchase any shares in the year ended December 31, 2005. Subsequent to December 31, 2005, the Parent Company has established a $5.0 million line of credit with one of its correspondent banks for general corporate purposes.

The Parent Company’s ability to incur indebtedness is limited by government regulations and its ability to service borrowings is generally dependent upon the availability of dividends from AWB. The payments of dividends by AWB are subject to limitations imposed by law and governmental regulations. In determining whether the Board of Directors of AWB or AWBC will declare a dividend, the Boards consider factors including financial condition, anticipated growth, acquisition opportunities, and applicable laws, regulations and regulatory capital requirements.

AWBC’s total stockholders’ equity increased to $121.5 million at December 31, 2005 from $105.1 million at December 31, 2004. At December 31, 2005, stockholders’ equity was 11.0% of total assets, compared to 10.0% at December 31, 2004. At December 31, 2005 and 2004, AWBC also held cash and cash equivalent assets of $51.9 million and $29.2 million, respectively.

The capital levels of AWBC and the AWB exceeded applicable regulatory well-capitalized guidelines at December 31, 2005 and 2004. Regulatory capital ratios can be reviewed in Note 22 Regulatory Matters.

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

Contractual Obligations

The following summarizes AWBC’s contractual obligations at December 31, 2005:

($ in thousands)	Less than 1 year	1-3 years	3-5 years	Thereafter	Total
Time deposits	$229,366	$65,558	$18,951	$487	$314,362
FHLB advances and other borrowings	67,931	2,538	100	600	71,169
Capital lease obligations	95	190	190	—	475
Junior subordinated debentures	—	—	—	10,310	10,310

Obligations reflected on Consolidated Statements of Condition	$297,392	$68,286	$19,241	$11,397	$396,316

Operating lease obligations	$1,590	$3,044	$2,877	$20,992	$28,503
Purchase obligations	754	750	245	—	1,749

Obligations not reflected on Consolidated Statements of Condition	$2,344	$3,794	$3,122	$20,992	$30,252

Total	$299,736	$72,080	$22,363	$32,389	$426,568

Off-balance Sheet Arrangements

In the ordinary course of business, AWBC has entered into off-balance sheet financial instruments consisting of commitments to extend credit, commercial letters of credit, and standby letters of credit. Such financial instruments are held for purposes other than trading and are recorded in the financial statements when they are funded or related fees are incurred or received. The following summarizes the amount of commitments per expiration period:

($ in thousands)	Less than 1 year	1-3 years	3-5 years	Thereafter	Total
Commitments to extend credit	$147,209	$31,998	$565	$14,364	$194,136
Standby letters of credit and financial guarantees written	8,286	502	29	—	8,817

Total	$155,495	$32,500	$594	$14,364	$202,953

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. This statement will be adopted on January 1, 2006.

As permitted by Statement 123, the company currently accounts for share-based payments to employees using Opinion 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. The impact of adoption of Statement 123(R) cannot be fully predicted at this time because it will depend on levels of share-based payments granted in the future. However, had AWBC adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income and earnings per share in Note 1 to the consolidated financial statements.

Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. In addition, the accounting for performance based shares on the balance sheet is modified and will eliminate the unearned compensation line item from equity. This adjustment will not change the total equity balance.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Market Risk

The primary form of market risk to which banks are exposed is interest rate risk. This is the effect of changes in interest rates on a bank’s income, fair values of assets and liabilities, and capital. Any changes in interest rates will impact the bank’s net interest income, the spread between the interest earned on loans, securities and other interest earning assets, and interest paid on deposits, borrowings and other interest bearing liabilities.

AWBC has an Asset Liability Management Committee (ALCO), consisting of senior managers and a board of directors representative, to monitor interest rate risk. The ALCO meets quarterly to review current interest rate sensitivity and plan balance sheet and pricing strategies. The ALCO looks at many components of interest rate risk. Repricing risk results from differences between the timing of market rate changes and the timing of cash flows of the Bank’s assets and liabilities. Basis risk comes from changes in the relationship between different market rates on assets and liabilities and their impact on the Bank’s earnings. Yield curve risk arises from changes in the shape of the yield curve. All of these aspects of interest rate risk must be considered by the Bank in monitoring its market risk profile.

As is true for any banking services provider, unfavorable changes in the interest rate environment may reduce our profits. Net interest spreads are affected by the difference between the maturities and repricing characteristics of interest earning assets and interest bearing liabilities. In addition, loan volumes and yields are affected by market interest rates on loans; rising interest rates are generally associated with a lower volume of loan originations. While an increase in the general level of interest rates may increase our net interest margin and loan yields, it may adversely affect the ability of certain borrowers with variable rate loans to make principal and interest payments on their obligations. Accordingly, changes in levels of market interest rates could materially and adversely affect our net interest spread, asset quality, loan origination volume and overall profitability.

Net Interest Income Sensitivity

To monitor the impact of changing interest rates on net interest income, AWBC employs an interest rate simulation model. The model integrates existing balance sheet maturity and repricing detail with various assumptions including prepayment projections and interest rate spreads over key index rates. This simulation measures changes in net interest income over one year if market interest rates move in even increments up or down by 100 and 200 basis points; that is, if rates change by 8.3 and 16.7 basis points each month over 12 months. All yield curve shifts are parallel in this simulation, any loans or deposits that prepay or mature are replaced by like instruments to keep the balance sheet constant.

Based on the simulation results, shown below as of December 31, 2005 and 2004, AWBC’s net interest income will increase under rising interest rates and decline under falling interest rates, indicating that AWBC is slightly asset sensitive.

	Percentage Change in Net Interest Income over 12 Months
Rate Scenario	2005	2004
Rates increase gradually 200 basis points	3.39%	2.10%
Rates increase gradually 100 basis points	1.60%	not available
Rates decrease gradually 100 basis points	-3.86%	-2.90%
Rates decrease gradually 200 basis points	-6.32%	not available

During 2005, the Bank’s asset sensitivity is somewhat amplified due to the increased proportions of floating rate loans and noninterest bearing demand deposits in its portfolios.

It should be noted that the preceding interest rate sensitivity analysis does not represent a forecast by AWBC and should not be relied upon as being indicative of future operating results. Again, these hypothetical estimates are based on numerous assumptions including but not limited to: the nature and timing of interest rate levels, yield curve shape, repayments on loans and securities, and pricing decisions on loans and deposits. As market conditions vary from those assumed in the sensitivity analysis, actual results will also differ due to prepayment and refinancing levels deviating from those assumed, the varying impact on adjustable rate assets of interest rate change caps and floors, the potential effect of changing debt service levels on customers with adjustable rate loans, and depositor early withdrawals and product preference changes. Also, the sensitivity analysis does not reflect actions that the ALCO might take in responding to or anticipating changes in interest rates. While assumptions are developed based upon current economic and local market conditions, AWBC management cannot make any assurance as to the predictive nature of these assumptions, including how customer preferences or competitor influences might change.

The Company’s policy sets limits on allowable change in one year net interest income if rates rise or fall by 200 basis points. Percentage changes noted in the table above are within these limits.

Economic Value of Equity

As a further means of quantifying interest rate risk, AWBC management looks at the economic perspective by capturing the impact of interest rate changes on the net value of future cash flows, or Economic Value of Equity (EVE).

To determine the economic value of equity, cash flows projected from the Company’s current assets and liabilities are discounted based on current market rates. Investment securities are valued using current market prices. Loans are discounted at current AWBC pricing spreads to market reference rates. Deposits and borrowings are discounted based on the FHLB yield curve as of the simulation date. Deposit cash flows include Federal Reserve Bank estimates of operating costs for each deposit type.

The table below shows the effect on equity of market value changes of the Company’s financial assets and liabilities if interest rates change immediately up or down by 100 or 200 basis points as of December 31, 2005.

Rate Scenario	Percentage Change in EVE
Rates increase 200 basis points	11.33%
Rates increase 100 basis points	5.47%
Rates decrease 100 basis points	-7.23%
Rates decrease 200 basis points	-13.33%

The Company’s policy sets limits on allowable change in the economic value of equity if rates rise or fall by 200 basis points. Percentage changes noted in the table above are within these limits. Since the market value of the Company’s equity would increase with rising interest rates, this table again indicates AWBC is slightly asset sensitive.

Interest Rate Sensitivity

The table below presents AWBC’s balance sheet with estimated repricing information as of December 31, 2005. It indicates that the Company has more liabilities than assets repricing during the first year. It should be noted that transaction deposits comprise the major portion of these liabilities, and changes in rates on these deposits often occur after changes to key index rates on loans.

	Repricing Interval
($ in thousands)	1 - 3 Months	4 - 12 Months	2 - 5 Years	Over 5 Years	Non Rate Sensitive	Total
Assets
Overnight interest bearing deposits with other banks	$11,119	$—	$—	$—	$—	$11,119
Securities	2,201	4,813	13,467	10,883	—	31,364
Loans	399,271	198,761	302,525	45,724	16,602	962,883
Noninterest earning assets	—	—	—	—	103,768	103,768

Total Assets	$412,591	$203,574	$315,992	$56,607	$120,370	$1,109,134

Liabilities and Shareholders’ Equity
Interest bearing demand deposits	$80,970	$—	$—	$—	$—	$80,970
Savings and MMDA	310,906	—	—	—	—	310,906
Time deposits	68,334	161,021	84,510	497	—	314,362
FHLB advances	46,400	21,000	2,638	600	—	70,638
Other borrowings and capital lease obligations	531	—	—	368	—	899
Junior subordinated debt	10,310	—	—	—	—	10,310
Noninterest bearing liabilities and shareholders’ equity	—	—	—	—	321,049	321,049

Total Liabilities and Shareholders’ Equity	$517,451	$182,021	$87,148	$1,465	$321,049	$1,109,134

Interest Rate Repricing Gap	(104,860)	21,553	228,844	55,142	(200,679)
Cumulative Repricing Gap	(104,860)	(83,307)	145,537	200,679	—

Cumulative Gap as a % of Earning Assets	-10.4%	-8.3%	14.5%	20.0%	0.0%

Item 8. Financial Statements and Supplementary Data.

The consolidated financial statements and supplementary data of AWBC and its subsidiaries for the years ended December 31, 2005, 2004 and 2003, which have been audited by Moss Adams LLP, are included as part of Item 15 of this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There were no changes in or disagreements with accountants on accounting and financial disclosure.

Item 9A. Controls and Procedures.

An evaluation of the Company’s disclosure controls and procedures (as defined in Section 13(a)-15(e) of the Securities Exchange Act of 1934 (Act) was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and other members of the Company’s management team as of the end of the period covered by this annual report. The Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as currently in effect are effective, in all material respects, in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (1) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (2) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

In the year ended December 31, 2005, the Company has not made significant changes in its internal controls or other factors that could significantly affect the Company’s disclosure controls and procedures.

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

The Company’s internal control over financial reporting includes policies and procedures that; pertain to the maintenance of records which, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles in the United States of America, and that receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Company; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the Company’s financial statements.

Management recognizes that there are inherent limitations in the effectiveness of any system of internal control, and accordingly, even effective internal control can provide only reasonable assurance with respect to financial statement preparation and fair presentation. Further, because of changes in conditions, the effectiveness of internal control may vary over time.

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2005 is effective.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005 has been audited by Moss Adams LLP, the independent registered public accounting firm that audits the Company’s consolidated financial statements, as stated in their report included in Item 15, which expresses unqualified opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005.

Item 9B. Other Information.

There is no other information to report.

PART III

Item 10. Directors and Executive Officers of the Registrant.

Information included under the following captions in the Company’s proxy statement relating to its 2006 annual meeting of stockholders (the “2006 Proxy Statement”) which will be filed within 120 days of the Company’s year-end is incorporated herein by reference:

•	“Election of Directors”;

•	“Board Committees and Meetings”;

•	“Corporate Governance”;

•	“Compliance with Section 16(a) of the Exchange Act”;

•	“Executive Officers Who are Not Directors”; and

•	“Code of Ethics.”

With the exception of the information expressly incorporated herein by reference, the 2006 Proxy Statement is not deemed filed as part of this Annual Report on Form 10-K.

Item 11. Executive Compensation.

Information included under the following captions in the 2006 Proxy Statement which will be filed with the SEC within 120 days of the Company’s year-end is incorporated herein by reference:

•	“Directors’ Compensation”;

•	“Compensation Committee Interlocks and Insider Participation”;

•	“Executive Compensation;” and

•	“Related Party Transactions and Business Relationships.”

With the exception of the information expressly incorporated herein by reference, the 2006 Proxy Statement is not deemed filed as part of this Annual Report on Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information included under the following caption in the 2006 Proxy Statement which will be filed with the SEC within 120 days of the Company’s year-end is incorporated herein by reference:

•	“Security Ownership of Certain Beneficial Owners and Management.”

See also Note 16 of the Notes to the Consolidated Financial Statements, including the table presenting equity compensation plan information, included in this report.

With the exception of the information expressly incorporated herein by reference, the 2006 Proxy Statement is not deemed filed as part of this Annual Report on Form 10-K.

Item 13. Certain Relationships and Related Transactions.

Information included under the following captions in the 2006 Proxy Statement which will be filed with the SEC within 120 days of the Company’s year-end is incorporated herein by reference:

•	“Compensation Committee Interlocks and Insider Participation”; and

•	“Related Party Transactions and Business Relationships.”

With the exception of the information expressly incorporated herein by reference, the 2006 Proxy Statement is not deemed filed as part of this Annual Report on Form 10-K.

Item 14. Principal Accountant Fees and Services.

The information included under the following captions in the 2006 Proxy Statement which will be filed with the SEC within 120 days of the Company’s year-end is incorporated herein by reference:

•	“Independent Registered Public Accounting Firm.”

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a) (1)	Financial Statements
Report of Independent Registered Public Accounting Firm
Consolidated Statements of Condition
Consolidated Statements of Income
Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements
The Company’s financial statements are attached at the end of this annual report.

(a) (2)	All schedules are omitted as the required information is not applicable or the information is presented in the Consolidated Financial Statements or related notes.

(a) (3)	Exhibits. A list of the Company’s exhibits are as follows:

Exhibit No.	Description
2.1	Agreement and Plan of Merger dated November 29, 2005 by and between AmericanWest Bancorporation and Columbia Trust Bancorp is incorporated by reference to Exhibit 2.1 to the registrant’s Form 8-K (File No. 000-18561) filed November 30, 2005.

3.1	2004 Amended and Restated Articles of Incorporation of registrant are incorporated herein by reference to Exhibit 3.1 to the registrant’s quarterly report on Form 10-Q (File No. 000-18561) filed August 9, 2004.

3.2	2004 Amended and Restated Bylaws of registrant is incorporated by reference to Exhibit 3.2 to the registrant’s quarterly report on Form 10-Q (File No. 000-18561) filed August 9, 2004.

10.1	Agreement and Plan of Mergers dated March 28, 2002, by and among AmericanWest Bancorporation, AmericanWest Bank, Latah Bancorporation, Inc. and Bank of Latah is incorporated by reference to Appendix A of the registrant’s statement on Form S-4 (File No. 333-87838) filed May 8, 2002.

10.2	Latah Bancorporation, Inc. 1999 Employee Incentive Stock Option Plan is incorporated by reference to Exhibit 99.1 to the registrant’s registration statement on Form S-8 (File No. 333-101040) filed November 6, 2002.*

10.3	Latah Bancorporation, Inc. 1999 Non-Qualified Stock Option Plan is incorporated by reference to Exhibit 99.2 to the registrant’s registration statement on Form S-8 (File No. 333-101040) filed November 6, 2002.*

10.4	Placement Agreement dated as of September 18, 2002, between AmericanWest Bancorporation and AmericanWest Statutory Trust I, as Offerors, and FTN Financial Capital Markets and Keefe, Bruyette & Woods, Inc., as Placement Agents, for the issuance of Floating Rate Capital Securities to Preferred Term Securities VII, Ltd. is incorporated by reference to Exhibit 10.4 to the registrant’s annual report on Form 10-K (File No. 000-18561) filed March 26, 2003.

10.5	Indenture dated as of September 26, 2002, between AmericanWest Bancorporation, as Issuer, and State Street Bank and Trust Company of Connecticut, National Association, as Trustee, for the issuance of Floating Rate Junior Subordinated Deferrable Interest Debentures due 2032 is incorporated by reference to Exhibit 10.5 to the registrant’s annual report on Form 10-K (File No. 000-18561) filed March 26, 2003.

10.6	Form of AmericanWest Bancorporation Floating Rate Junior Subordinated Deferrable Interest Debentures is incorporated by reference to Exhibit 10.6 to the registrant’s annual report on Form 10-K (File No. 000-18561) filed March 26, 2003.

Exhibit No.	Description
10.7	Form of AmericanWest Statutory Trust I Floating Rate Capital Securities is incorporated by reference to Exhibit 10.7 to the registrant’s annual report on Form 10-K (File No. 000-18561) filed March 26, 2003.

10.8	Form of AmericanWest Statutory Trust I Floating Rate Common Securities is incorporated by reference to Exhibit 10.8 to the registrant’s annual report on Form 10-K (File No. 000-18561) filed March 26, 2003.

10.9	Amended and Restated Declaration of Trust dated as of September 26, 2002, between AmericanWest Bancorporation, as Sponsor; Wesley E. Colley, Wade Griffith and John L. Gilbert, as Administrators; and State Street Bank and Trust Company of Connecticut National Association, as Institutional Trustee is incorporated by reference to Exhibit 10.9 to the registrant’s annual report on Form 10-K (File No. 000-18561) filed March 26, 2003.

10.10	Guarantee Agreement dated as of September 26, 2002, between AmericanWest Bancorporation, as Guarantor, and State Street Bank and Trust Company of Connecticut National Association, as Guarantee Trustee is incorporated by reference to Exhibit 10.10 to the registrant’s annual report on Form 10-K (File No. 000-18561) filed March 26, 2003.

10.11	Subscription Agreement dated as of September 26, 2002, between AmericanWest Bancorporation and AmericanWest Statutory Trust I, as Offerors, and Preferred Term Securities VII, Ltd., as Purchaser is incorporated by reference to Exhibit 10.11 to the registrant’s annual report on Form 10-K (File No. 000-18561) filed March 26, 2003.

10.12	AmericanWest Bancorporation 2001 Incentive Stock Plan is incorporated by reference to Exhibit 99.1 to the registrant’s registration statement on Form S-8 (File No. 333-65628) filed July 23, 2001.*

10.13	AmericanWest Bancorporation 2001 Employee Stock Purchase Plan is incorporated by reference to Exhibit 99.1 to the registrant’s registration statement on Form S-8 (File No. 333-65630) filed July 23, 2001.*

10.14	Employment Agreement dated as of September 20, 2004 with Robert M. Daugherty is incorporated by reference to Exhibit 10.14 to the registrant’s quarterly report on Form 10-Q (File No. 000-18561) filed November 2, 2004. *

10.15	Release and Settlement Agreement dated as of October 29, 2004 with Wesley E. Colley is incorporated by reference to exhibit 10.15 to the registrant’s annual report on Form 10-K (File No. 000-18561) filed March 15, 2005. *

10.16	Fee Continuation Agreement dated as of January 1, 2003 with Donald Swartz, II is incorporated by reference to Exhibit 10.16 to the registrant’s annual report on Form 10-K (File No. 000-18561) filed March 15, 2005. *

10.17	Employment Agreement dated as of June 6, 2005 with Diane Kelleher is incorporated by reference to Exhibit 10.17 to the registrant’s quarterly report on Form 10-Q (File No. 000-18561) filed August 9, 2005. *

10.18	Employment Agreement dated as of January 25, 2005 with R. Blair Reynolds is incorporated by reference to Exhibit 10.18 to the registrant’s quarterly report on Form 10-Q (File No. 000-18561) filed August 9, 2005. *

10.19	Employment Agreement dated as of January 28, 2005 with Rick Shamberger is incorporated by reference to Exhibit 10.19 to the registrant’s quarterly report on Form 10-Q (File No. 000-18561) filed August 9, 2005. *

Exhibit No.			Description
	10.20		Employment Agreement dated as of January 28, 2005 with Nicole Sherman is incorporated by reference to Exhibit 10.20 to the registrant’s quarterly report on Form 10-Q (File No. 000-18561) filed August 9, 2005. *

	10.21		Employment Agreement dated as of May 23, 2005 with Greg Hansen is incorporated by reference to Exhibit 10.21 to the registrant’s quarterly report on Form 10-Q (File No. 000-18561) filed August 9, 2005. *

	10.22		Grant of Performance Shares dated as of June 6, 2005 to Diane Kelleher is incorporated by reference to Exhibit 10.22 to the registrant’s quarterly report on Form 10-Q (File No. 000-18561) filed August 9, 2005. *

	10.23		Grant of Performance Shares dated as of June 6, 2005 to R. Blair Reynolds is incorporated by reference to Exhibit 10.23 to the registrant’s quarterly report on Form 10-Q (File No. 000-18561) filed August 9, 2005. *

	10.24		Grant of Performance Shares dated as of June 6, 2005 to Rick Shamberger is incorporated by reference to Exhibit 10.24 to the registrant’s quarterly report on Form 10-Q (File No. 000-18561) filed August 9, 2005. *

	10.25		Grant of Performance Shares dated as of June 6, 2005 to Nicole Sherman is incorporated by reference to Exhibit 10.25 to the registrant’s quarterly report on Form 10-Q (File No. 000-18561) filed August 9, 2005. *

	10.26		Grant of Performance Shares dated as of May 23, 2005 to Greg Hansen is incorporated by reference to Exhibit 10.26 to the registrant’s quarterly report on Form 10-Q (File No. 000-18561) filed August 9, 2005. *

	10.27		Fee Continuation Agreement with Rand Elliott. *+

	10.28		Fee Continuation Agreement with P. Mike Taylor. *+

	14.1		Code of Ethics & Business Conduct dated as of April 26, 2004 is incorporated by reference to Exhibit 99 of the registrant’s report on Form 8-K (File No. 000-18561) filed April 27, 2004.

	21		Subsidiaries of Registrant. Reference is made to “Item 1. Business.” AmericanWest Bancorporation and the Bank for the required information.

	23.1		Consent of Moss Adams LLP, Independent Registered Public Accounting Firm.+

31		(a)	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.+

	(b	)	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.+

32		(a)	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.+

	(b	)	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.+

*	Denotes executive compensation plan or arrangement.
+	Denotes items filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 8th day of March, 2006.

AMERICANWEST BANCORPORATION

By:	/s/ ROBERT M. DAUGHERTY
Robert M. Daugherty President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 8th day of March, 2006.

Principal Executive Officer

By:	/s/ ROBERT M. DAUGHERTY
Robert M. Daugherty, President, Chief Executive Officer and Director

Principal Financial and Accounting Officer

By:	/s/ DIANE L. KELLEHER
Diane L. Kelleher, Executive Vice President and Chief Financial Officer

Remaining Directors

By:	/s/ JAMES RAND ELLIOTT	By:	/s/ DONALD H. SWARTZ, II
	James Rand Elliott, Director		Donald H. Swartz, II, Director

By:	/s/ ALLEN KETELSEN	By:	/s/ P. MIKE TAYLOR
	Allen Ketelsen, Director		P. Mike Taylor, Director

By:	/s/ CRAIG D. EERKES
Craig D. Eerkes, Director

By:	/s/ DONALD H. LIVINGSTONE
Donald H. Livingstone, Director

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

AmericanWest Bancorporation

We have audited the accompanying consolidated statements of financial condition of AmericanWest Bancorporation and subsidiaries (Company) as of December 31, 2005 and 2004, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for the three years in the period ended December 31, 2005. We also have audited management’s assessment included in the accompanying Management’s Report on Internal Control over Financial Reporting that the Company maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on these financial statements, an opinion on management’s assessment, and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinion.

The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A Company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and Directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of AmericanWest Bancorporation and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and cash flows for each of the three years ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, management’s assessment that AmericanWest Bancorporation and subsidiaries maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Furthermore, in our opinion, AmericanWest Bancorporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/    Moss Adams LLP

Everett, Washington

March 8, 2006

AMERICANWEST BANCORPORATION

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

DECEMBER 31, 2005 and 2004

($ in thousands)

	2005	2004
ASSETS
Cash and due from banks	$40,825	$26,915
Overnight interest bearing deposits with other banks	11,119	2,302

Cash and cash equivalents	51,944	29,217

Securities, available-for-sale at fair value	31,364	28,511

Loans, net of allowance for loan losses of $14,361 and $18,475, respectively	947,893	907,958

Loans, held for sale	3,395	1,297
Accrued interest receivable	6,969	6,520
FHLB stock	5,397	5,375
Premises and equipment, net	21,762	23,955
Foreclosed real estate and other foreclosed assets	2,221	4,201
Bank owned life insurance	16,987	18,912
Goodwill	12,050	12,050
Intangible assets	2,391	2,642
Other assets	6,761	8,356

TOTAL ASSETS	$1,109,134	$1,048,994

LIABILITIES
Noninterest bearing demand deposits	$191,192	$169,579
Interest bearing deposits:
NOW, savings accounts and MMDA	391,876	452,357
Time, $100,000 and over	149,101	123,006
Other time	165,261	149,856

TOTAL DEPOSITS	897,430	894,798

Federal Home Loan Bank advances	70,638	29,667
Other borrowings and capital lease obligations	899	956
Junior subordinated debt	10,310	10,310
Accrued interest payable	1,754	1,000
Other liabilities	6,626	7,188

TOTAL LIABILITIES	987,657	943,919

STOCKHOLDERS’ EQUITY
Common stock, no par, shares authorized 15 million; 10,547,407 issued and 10,490,907 oustanding at December 31, 2005; 10,269,454 issued and outstanding at December 31, 2004	104,667	100,812
Retained earnings	17,967	4,057
Unearned compensation	(1,095)	—
Accumulated other comprehensive income (loss), net of tax	(62)	206

TOTAL STOCKHOLDERS’ EQUITY	121,477	105,075

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,109,134	$1,048,994

The accompanying notes are an integral part of the financial statements.

AMERICANWEST BANCORPORATION

CONSOLIDATED STATEMENTS OF INCOME

YEARS ENDED DECEMBER 31, 2005, 2004 and 2003

($ in thousands, except per share amounts)

	2005	2004	2003
Interest Income
Interest and fees on loans	$70,898	$70,565	$68,059
Interest on securities	1,176	2,926	1,667
Other interest income	246	188	378

Total Interest Income	72,320	73,679	70,104

Interest Expense
Interest on deposits	15,223	11,813	13,124
Interest on borrowings	3,110	2,146	1,362

Total Interest Expense	18,333	13,959	14,486

Net Interest Income	53,987	59,720	55,618
Provision for loan losses	2,365	13,046	6,324

Net Interest Income After Provision for Loan Losses	51,622	46,674	49,294

Noninterest Income
Fees and service charges	4,942	4,925	4,242
Brokered fee income	1,293	1,257	1,144
Other	2,148	3,065	1,934

Total Noninterest Income	8,383	9,247	7,320

Noninterest Expense
Salaries and employee benefits	23,439	22,936	20,291
Occupancy expense, net	3,534	3,078	2,429
Equipment expense	2,657	2,232	1,986
State business and occupation tax	960	936	808
Foreclosed real estate and other foreclosed assets expense	669	5,281	1,653
Intangible assets amortization	251	251	251
Other	9,625	8,032	7,702

Total Noninterest Expense	41,135	42,746	35,120

Income Before Provision for Income Tax	18,870	13,175	21,494

Provision for Income Tax	4,998	3,670	7,508

Net Income	$13,872	$9,505	$13,986

Basic earnings per common share	$1.33	$0.93	$1.39
Diluted earnings per common share	$1.31	$0.91	$1.34
Basic weighted average shares outstanding	10,407,180	10,185,246	10,045,836
Diluted weighted average shares outstanding	10,593,903	10,478,969	10,473,852

The accompanying notes are an integral part of the financial statements.

AMERICANWEST BANCORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

YEARS ENDED DECEMBER 31, 2005, 2004 and 2003

($ in thousands)

	Common Stock		Retained Earnings	Unearned Employee Compensation	Accumulated Other Comprehensive Income (Loss)	Total	Comprehensive Income (Loss)
	Shares	Amount
Balances, December 31, 2002	8,085,774	$64,301	$16,394	$—	$435	$81,130

Common stock issued for options exercised and employee incentive program, net of tax benefits	366,269	$2,144				$2,144
Net income			$13,986			13,986	$13,986
10% stock dividend declared in January 2003	817,167	12,911	(12,911)
Stock repurchase program	(61,960)	(448)	(652)			(1,100)
Net change in unrealized gain on available-for-sale securities, net of $20 tax expense					$38	38	38

Balances, December 31, 2003	9,207,250	$78,908	$16,817	$—	$473	$96,198	$14,024

Common stock issued for options exercised and employee incentive program, net of tax benefits	295,399	$2,441				$2,441
Net income			$9,505			9,505	$9,505
10% stock dividend declared in January 2004	923,034	20,990	(20,990)
Stock repurchase program	(156,229)	(1,527)	(1,325)			(2,852)
Compensatory stock options issued			50			50
Net change in unrealized loss on available-for-sale securities, net of $144 tax benefit					$(267)	(267)	(267)

Balances, December 31, 2004	10,269,454	$100,812	$4,057	$—	$206	$105,075	$9,238

Common stock issued for options exercised and employee incentive program, net of tax benefits	221,453	$2,660				$2,660
Net income			$13,872			13,872	$13,872
Unearned employee restricted stock awards granted	56,500	1,195		$(1,195)
Compensatory restricted stock awards				100		100
Compensatory stock options issued			38			38
Net change in unrealized loss on available-for-sale securities, net of $143 tax benefit					(268)	(268)	(268)

Balances, December 31, 2005	10,547,407	$104,667	$17,967	$(1,095)	$(62)	$121,477	$13,604

The accompanying notes are an integral part of the financial statements.

AMERICANWEST BANCORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2005, 2004 and 2003

($ in thousands)

	2005	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$13,872	$9,505	$13,986
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses and foreclosed real estate and other foreclosed assets	2,401	17,834	7,968
Depreciation and amortization	2,498	2,518	2,234
Deferred income taxes	1,364	(1,512)	(732)
Compensatory stock options and restricted stock issued	138	50	—
Gain on disposal of branch	—	(618)	—
(Gain)/loss on sale of other	108	(531)	169
Federal Home Loan Bank stock dividends	(22)	(104)	(234)
Changes in assets and liabilities:
Net (increase) decrease in loans held for sale	(2,098)	(731)	648
Accrued interest receivable	(449)	230	(345)
Bank owned life insurance	580	(1,269)	(728)
Other assets	757	(2,598)	(98)
Accrued interest payable	754	102	(285)
Other liabilities	(1,084)	(735)	3,418

NET CASH FROM OPERATING ACTIVITIES	18,819	22,141	26,001

CASH FLOWS FROM INVESTING ACTIVITIES
Securities available-for-sale:
Maturities and principal payments	8,808	5,698	15,924
Sales	—	81,206	3,128
Purchases	(12,156)	(80,566)	(11,624)
Proceeds from sale of bankcard portfolio	5,075	—	—
Net increase in loans	(48,276)	(64,091)	(109,228)
Purchase of life insurance contracts	—	(2,000)	(3,000)
Death benefit proceeds on life insurance contracts	1,345	—	—
Purchases of premises and equipment	(2,052)	(3,970)	(3,447)
Proceeds from sale of premises and equipment	1,116	592	199
Proceeds from foreclosed real estate and other foreclosed assets	4,450	5,084	2,211
Other changes in foreclosed real estate and other foreclosed assets	(225)	(187)	(2)

NET CASH FROM INVESTING ACTIVITIES	(41,915)	(58,234)	(105,839)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	2,632	38,785	104,790
Proceeds from Federal Home Loan Bank advances	167,050	102,519	14,913
Repayments of Federal Home Loan Bank advances and other borrowing activity	(126,088)	(109,241)	(31,093)
Principal payments on capital lease obligations	(48)	(47)	(45)
Proceeds from issuance of capital stock, exercise of stock options and employee incentive program	2,277	2,309	1,743
Stock repurchase program	—	(2,852)	(1,100)
Cash payments for sale of branch	—	(14,458)	—

NET CASH FROM FINANCING ACTIVITIES	45,823	17,015	89,208

NET CHANGE IN CASH AND CASH EQUIVALENTS	22,727	(19,078)	9,370

Cash and cash equivalents, beginning of period	$29,217	$48,295	$38,925

Cash and cash equivalents, end of period	$51,944	$29,217	$48,295

Supplemental Disclosures:
Cash paid during the period for:
Interest	$17,579	$13,899	$14,771
Income taxes	$1,885	$6,665	$6,195

Noncash Investing and Financing Activities:
Foreclosed real estate acquired in settlement of loans	$2,256	$6,197	$3,671
Common stock dividend	$—	$20,990	$12,911
Tax benefit of nonqualified stock option exercises and early dispositions of incentive stock option exercises	$383	$132	$401

The accompanying notes are an integral part of the financial statements.

AMERICANWEST BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Business and Summary of Significant Accounting Policies

Nature of business:

AmericanWest Bancorporation (Company or AWBC), through its wholly-owned subsidiary AmericanWest Bank (AWB or the Bank) is a state chartered commercial bank holding company incorporated under the laws of the State of Washington, and provides banking services primarily throughout Eastern and Central Washington and Northern Idaho. AWBC is subject to competition from other financial institutions, as well as non-financial intermediaries. AWBC is subject to the regulations of certain federal and state agencies, and it undergoes periodic examinations by those regulatory agencies.

AmericanWest Statutory Trust I (Trust), a subsidiary of AWBC, was formed in September 2002 for the exclusive purpose of issuing trust preferred securities and common securities and using the $10.3 million in proceeds from the issuance to acquire junior subordinated debentures issued by AWBC.

Basis of consolidation:

The consolidated financial statements include the accounts of AWBC and its wholly owned subsidiaries, excluding the Trust, after eliminating all intercompany balances and transactions.

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

Estimates:

In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of certain assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the statement of financial condition and certain revenues and expenses for the period and the accompanying notes. Actual results could differ materially from those estimates. Material estimates that are particularly susceptible to significant changes in the near term relate to the determination of the allowance for loan losses and the valuation of foreclosed real estate and other foreclosed assets. In connection with the determination of estimated losses on loans and foreclosed real estate and other foreclosed assets, management obtains independent appraisals for significant properties.

Securities:

All of the securities are classified available-for-sale and are carried at market value. Market value is determined using published quotes or other indicators of value as of the close of business on December 31, 2005 and 2004, respectively. Unrealized holding gains and losses, net of tax, on available-for-sale securities are excluded from earnings and reported as a net amount in a separate component of stockholders’ equity until realized. Gains and losses on the sale of available-for-sale securities are determined using the specific-identification method. Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Declines in the fair value of available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. In estimating other-than-temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and

AMERICANWEST BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Gains and losses on the sale of securities are recorded on the trade date.

Federal Home Loan Bank stock:

As a member of the Federal Home Loan Bank (FHLB) system, the Bank is required to maintain a minimum level of investment in FHLB stock based on specified percentages of its outstanding FHLB advances. The Bank’s investment in FHLB stock is carried at par value, $100 per share, which reasonably approximates its fair value. The Bank may request redemption at par value of any stock in excess of the amount the Bank is required to hold. However, stock redemptions are at the discretion of the FHLB and currently, the FHLB is not redeeming their stock.

During 2002, the FHLB revised its capital structure from the issuance of one class of stock to two, B(1) and B(2) stock. B(1) stock can be sold back to the FHLB at cost, but is restricted as to purchase, sale and redemption. Class B(2) is not a required investment for institutions and is not restricted to purchase and sale, but has the same redemption restrictions as class B(1) stock. Included in the balance sheet as of December 31, 2005 the Bank had approximately $4,615,000 and approximately $782,000 of class B(1) and B(2) stock. At December 31, 2004, the Bank had approximately $5,375,000 of Class B(1) stock. Income received related to the FHLB stock was approximately $22,000, $104,000 and $234,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

Loans held for sale:

Loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or fair value, as determined by the aggregate outstanding commitments from investors or current investor yield requirements. Net unrealized losses are recognized through a valuation allowance by charges to income. Gains or losses on sales of mortgage loans are recognized based on the differences between the selling price and the carrying value of the related mortgage loans sold.

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

The accrual of interest on impaired loans is discontinued when the loan is 90 days past due or when, in management’s opinion, the borrower may be unable to meet payments as they become due. Factors considered by management in determining impairment include payment status, collateral value and the probability of

AMERICANWEST BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed. When interest accrual is discontinued, all unpaid accrued interest is reversed. Interest income is subsequently recognized only to the extent cash payments are received or payment is considered certain. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

The allowance for loan loss is maintained at a level management believes is adequate to provide for potential loan, loan commitment, commitments under credit card arrangements, standby letter of credit and financial guarantee losses. The allowance for loan losses is based on a continuing review of these items, which includes consideration of actual loss experience, changes in the size and character of the portfolio, identification of individual problem situations that may affect the borrower’s ability to repay, and evaluations of the prevailing and anticipated economic conditions. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision, as more information becomes available.

The allowance for loan losses is increased by charges to income and decreased by charge-offs, net of recoveries. Management believes the allowance for loan losses is adequate. While management uses available information to recognize losses on loans, changes in economic conditions may necessitate revision of the estimate in future years. In addition, various regulatory agencies, as an integral part of their examination processes, periodically review the Bank’s allowance for loan losses and may require the Bank to recognize additional losses based on their judgment using information available to them at the time of their examination.

Foreclosed real estate and other foreclosed assets:

Real estate properties acquired through, or in lieu of, loan foreclosure are to be sold and are initially recorded at the lower of the recorded investment or its fair value at the date of foreclosure establishing a new cost basis. After foreclosure, management periodically performs valuations and the real estate is carried at the lower of carrying amount or fair value less cost to sell. Any subsequent write-downs are recorded as a decrease in the asset and charged against operating expenses. Operating expenses of such properties, net of related income, are included in foreclosed real estate and other foreclosed assets expense, and gains and losses on their disposition are included in noninterest income.

Premises and equipment:

Premises and equipment are stated at cost less accumulated depreciation over estimated useful lives ranging from 3 to 39 years. Land is carried at cost. Depreciation expense is calculated using the straight-line method for financial statement purposes. Expenditures for new premises and equipment and major betterments are capitalized. Normal costs of maintenance and repairs are charged to expense as incurred.

Goodwill and intangible assets:

Net assets of companies acquired in purchase transactions are recorded at fair value at the date of acquisition. Identified intangibles are amortized on an accelerated basis over the period benefited. Goodwill is not amortized but is reviewed for potential impairment on an annual basis, or if events or circumstances indicate a potential impairment. The impairment test is performed in two phases. The first step of the goodwill impairment test compares the fair value of the entity with the carrying amount, including goodwill. If the fair

AMERICANWEST BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

value exceeds the carrying amount, goodwill is considered not impaired; however, if the carrying amount exceeds the fair value, an additional procedure must be performed. That additional procedure compares the implied fair value of the goodwill (as defined in Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets) with the carrying amount of that goodwill. An impairment loss is recorded to the extent that the carrying amount of goodwill exceeds its implied fair value. The Company tested its goodwill and found no impairment during 2005.

Intangible assets are evaluated for impairment if events and circumstances indicate a possible impairment. Such evaluation of other intangible assets is based on undiscounted cash flow projections. At December 31, 2005, intangible assets included on the consolidated balance sheets consist of core deposit intangibles that are amortized using an estimated life of approximately 15 years. Amortization expense for the years ended December 31, 2005, 2004 and 2003 was approximately $251,000 for each year. The Company estimates amortization expense for the next five years to be consistent with the year ended December 31, 2005.

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

AMERICANWEST BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock options:

Employee stock options are accounted for under the intrinsic value method as allowed under Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees. Stock options are generally granted at exercise prices not less than the fair market value of common stock on the date of grant. Under APB No. 25, no compensation expense is recognized pursuant to AWBC’s stock option plans if the exercise price is equal to or greater than the market price on the grant date. The following table sets out the pro forma amounts of net income and earnings per share that would have been reported had it elected to follow the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, as amended. Fair values were arrived at through the use of the Black-Scholes-Merton model.

( $ in thousands, except per share)	2005	2004	2003
Reported net income	$13,872	$9,505	$13,986
Add: stock-based compensation expense reported in net income, net of tax	25	33	—
Deduct: total stock-based compensation expense determined under fair value based method for all awards, net of tax effects	(676)	(729)	(326)

Pro forma net income	$13,221	$8,809	$13,660

Basic earnings per share
Reported earnings per share	$1.33	$0.93	$1.39
Stock-based employee compensation, fair value	(0.06)	(0.07)	(0.03)

Pro forma earnings per share	$1.27	$0.86	$1.36

Diluted earnings per share
Reported diluted earnings per share	$1.31	$0.91	$1.34
Stock-based employee compensation, fair value	(0.06)	(0.07)	(0.04)

Pro forma diluted earnings per share	$1.25	$0.84	$1.30

Fair value calculation assumptions for grants in each respective year:

Risk free interest rate	4.32%	4.12%	3.98%
Expected volatility	24.66%	25.31%	25.44%
Expected cash dividends	0%	0%	0%
Expected stock option life	7.5 years	7.5 years	7.7 years

Comprehensive income:

Accounting principles generally accepted in the United States of America require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income. The following table summarizes the available-for-sale securities component of comprehensive income for the periods presented:

	Year Ended December 31,
($ in thousands)	2005	2004	2003
Unrealized holding gains (losses) on available-for-sale securities	$(436)	$(455)	$119
Reclassification adjustments for losses (gains) included in income	25	44	(61)

Net unrealized gains	$(411)	$(411)	$58

Tax effect	143	144	(20)

Net-of-tax amount	$(268)	$(267)	$38

AMERICANWEST BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other off-balance sheet instruments:

In the ordinary course of business AWBC has entered into off-balance sheet financial instruments consisting of commitments to extend credit, commitments under bankcard arrangements, commercial letters of credit and standby letters of credit and financial guarantees. Such financial instruments are held for purposes other than trading and are recorded in the financial statements when they are funded or related fees are incurred or received.

Bank owned life insurance:

The carrying amount of bank owned life insurance approximates its fair value, net of any surrender charges. Fair value of bank owned life insurance is estimated using the cash surrender value. For the years ended December 31, 2005, 2004 and 2003, income related to bank owned life insurance was approximately $813,000, $835,000 and $734,000, respectively, and is reflected in other noninterest income on the Consolidated Statements of Income.

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

Significant group concentrations of credit risk:

Most of the Bank’s business activity is with customers located within Eastern and Central Washington and Northern Idaho. The Bank originates commercial and industrial, commercial real estate, agricultural, real estate construction, real estate mortgage, installment, bankcards and other loans. Generally, loans are secured by accounts receivable, inventory, deposit accounts, personal property or real estate. Rights to collateral vary and are legally documented to the extent practicable. Although the Bank has a diversified loan portfolio, local economic conditions may affect borrowers’ ability to meet the stated repayment terms. The ability of the Bank’s debtors to honor their contracts is dependent upon the real estate and general economic conditions in the area.

Advertising:

The Company expenses all costs associated with advertising and promotional efforts as incurred. Advertising costs for the years ended December 31, 2005, 2004 and 2003 were approximately $669,000, $1,210,000 and $801,000, respectively.

Reclassifications:

Certain prior year balances have been reclassified to conform to the current year presentation. These reclassifications had no effect on retained earnings or net income as previously presented.

Note 2. Recently Issued Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash

AMERICANWEST BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Flows. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. This statement will be adopted on January 1, 2006.

As permitted by Statement 123, the Company currently accounts for share-based payments to employees using Opinion 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. The impact of adoption of Statement 123(R) cannot be fully predicted at this time because it will depend on levels of share-based payments granted in the future. However, had AWBC adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income and earnings per share in Note 1 to the consolidated financial statements. Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. In addition, the accounting for performance based shares on the balance sheet is modified and will eliminate the unearned compensation line item from equity. This adjustment will not change the total equity balance.

Note 3. Cash and Cash Equivalents

The Bank is required to maintain cash reserves with the Federal Reserve Bank. Cash reserve requirements are computed by applying prescribed percentages to various types of deposits. When the Bank’s cash reserves are in excess of that required, it may lend the excess to other banks.

Conversely, when cash reserves are less than required, the Bank borrows funds on a daily basis. Such reserve requirements at December 31, 2005 and 2004 were approximately $2,898,000 and $1,734,000, respectively. The average amounts of federal funds sold and overnight interest bearing deposits with other banks for the years ended December 31, 2005 and 2004 were approximately $3,949,000 and $1,437,000, respectively. Similarly, averages of overnight borrowings were approximately $30,727,000 and $34,187,000 for the year ended December 31, 2005 and 2004, respectively.

Note 4. Securities

Debt and equity securities have been classified according to management’s intent to have them available for sale. The amortized cost of securities, their gross unrealized gains and losses and their fair values at the respective dates are shown in the following table. This table also includes information on investment securities with 12 months or greater continuous unrealized losses as of December 31, 2005.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Fair Value
December 31, 2005 ($ in thousands)			Less than 12 months	12 months or longer
Obligations of federal government agencies	$12,915	$—	$42	$104	$12,769
Obligations of states, municipalities and political subdivisions	7,539	119	4	29	7,625
Mortgage backed securities	6,792	33	10	—	6,815
Corporate securities	3,001	1	136	—	2,866
Other securities	1,212	77	—	—	1,289

Total	$31,459	$230	$192	$133	$31,364

AMERICANWEST BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Fair Value
December 31, 2004 ($ in thousands)			Less than 12 months	12 months or longer
U.S. Treasury securities	$501	$7	$—	$—	$508
Obligations of federal government agencies	7,158	39	13	11	7,173
Obligations of states, municipalities and political subdivisions	8,728	211	1	52	8,886
Mortgage backed securities	4,637	50	40	5	4,642
Corporate securities	6,009	131	—	—	6,140
Other securities	1,162	—	—	—	1,162

Total	$28,195	$438	$54	$68	$28,511

Certain investment securities shown above have fair values less than amortized cost and therefore contain unrealized losses. The Company has evaluated these securities and has determined that the decline in value is temporary and is primarily related to the change in market interest rates since purchase and is not related to any company or industry specific events. There were thirty-eight and eleven investment securities with unrealized losses at December 31, 2005 and 2004, respectively. Management has determined that no investment security is other than temporarily impaired. The Company anticipates full recovery of amortized cost with respect to these securities at maturity or sooner in the event of a more favorable market interest rate environment.

Securities taxable interest income was approximately $820,000, $2,478,000 and $1,178,000 for 2005, 2004 and 2003, respectively. Securities nontaxable interest income was approximately $356,000, $391,000 and $365,000 for 2005, 2004 and 2003, respectively. Dividend income was approximately $0, $57,000 and $124,000 for 2005, 2004 and 2003, respectively. Securities with an amortized cost of $12,578,000 and $10,186,000 at December 31, 2005 and 2004, respectively, were pledged for purposes required or permitted by law. Market value of these securities was approximately $12,442,000 and $9,926,000 at December 31, 2005 and 2004, respectively.

For the year ended December 31, 2005 losses on securities were approximately $25,000. For the year ended December 31, 2004 gains and losses on securities were approximately $271,000 and $315,000, respectively. For the year ended December 31, 2003 gains on securities were approximately $61,000.

The contractual scheduled maturity of securities at December 31, 2005 was as follows:

($ in thousands)	Amortized Cost	Fair Value
Due in one year or less	$7,014	$6,975
Due from one to five years	13,756	13,540
Due from five to ten years	967	1,002
Due after ten years	1,718	1,743
Mortgage backed securities	6,792	6,815
Other nonmaturity securities	1,212	1,289

Total	$31,459	$31,364

Expected maturities will differ from contractual maturities as the issues of certain debt securities have the right to call or prepay their obligations without penalties.

AMERICANWEST BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 5. Loans and Allowance for Loan Losses

Loan categories as of December 31, 2005 and 2004 were as follows:

($ in thousands)	2005	2004
Commercial real estate	$501,328	$497,253
Commercial and industrial	226,964	197,912
Agricultural	119,355	122,735
Real estate mortgage	58,803	31,406
Real estate construction	33,906	45,908
Installment	17,341	22,454
Bankcards and other	5,186	8,909

Total loans	962,883	926,577
Allowance for loan losses	(14,361)	(18,475)
Deferred loan fees, net of deferred costs	(629)	(144)

Net loans	$947,893	$907,958

Adjustable and variable rate loans were approximately $614,732,000 and $509,982,000 as of December 31, 2005 and 2004, respectively. Remaining loans were fixed rate loans. Bankcards and other loans include approximately $399,000 and $340,000 in overdraft deposits reclassified as loans in 2005 and 2004, respectively. Approximately $170,925,000 and $182,127,000 in loans were pledged as security for borrowings as of December 31, 2005 and 2004, respectively.

During the year ended December 31, 2005, the Company purchased loans at a premium. At December 31, 2005, the remaining unamortized premium on these purchased loans was approximately $513,000 and is included in the commercial real estate loan category above.

A summary of loans by contractual maturity as of December 31, 2005 and 2004 was as follows:

($ in thousands)	2005	2004
Maturity within one year	$306,165	$327,730
One to five years	232,343	279,173
Over five years	424,375	319,674

Total	$962,883	$926,577

Changes in the allowance for loan losses for the years ending December 31, 2005, 2004 and 2003 were as follows:

($ in thousands)	2005	2004	2003
Balance, beginning of year	$18,475	$12,453	$10,272
Provision charged to operations	2,365	13,046	6,324
Loans charged-off	(6,925)	(8,122)	(4,524)
Recoveries	446	1,098	381

Balance, end of year	$14,361	$18,475	$12,453

AMERICANWEST BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Nonperforming loan information as of December 31, 2005 and 2004 was as follows:

($ in thousands)	2005	2004
Nonperforming loans:
Total nonaccrual loans	$14,452	$24,222
Accrual loans 90 or more past due	31	53

Total nonperforming loans	$14,483	$24,275

Impaired loan information as of December 31, 2005 and 2004 was as follows:

($ in thousands)	2005	2004
Impaired loans:
Impaired loans with specific allowance for loan losses	$4,468	$3,587
Impaired loans without a specific allowance for loan losses	3,695	12,325

Total impaired loans	$8,163	$15,912

Impaired loans allowance for loan losses	$1,256	$1,426
Average impaired loans	12,752	12,509

Impaired loans included in management’s analysis above include loans that have been restructured or are nonperforming and have a remaining balance of greater than $500,000.

Note 6. Premises and Equipment

Major classifications of premises and equipment are summarized as of December 31, 2005 and 2004 as follows:

($ in thousands)	2005	2004	Estimated Useful Life
Premises	$18,214	$19,053	5-39 Years
Furniture, fixtures, and equipment	9,911	9,345	3-7 Years
Leasehold improvements	2,627	2,867	5-15 Years

	30,752	31,265
Less accumulated depreciation	(12,805)	(12,470)

	17,947	18,795
Land	3,815	5,160

Premises and equipment, net	$21,762	$23,955

Depreciation expense for the years ended December 31, 2005, 2004 and 2003 was approximately $2,188,000, $2,117,000 and $1,595,000, respectively.

Note 7. Bank Owned Life Insurance and Salary Continuation Plan

AWBC maintains salary continuation plans for the benefit of certain directors, executive officers and other key employees. The plans provide for monthly payments to such persons, or their designated beneficiaries, for a period of time following retirement, or in some cases death prior to retirement. Amounts payable to eligible participants are determined by reference to such person’s salary or directors’ fee as of the date of each person’s agreement under the plans.

AMERICANWEST BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In prior years, the plans were generally available to most directors, executive officers and other key employees, and vest according to the specific plan. The Bank has invested funds in life insurance policies to protect the Bank from early payout of the obligations under the salary continuation plans due to the untimely death of plan participants. The Bank is the beneficiary of the life insurance policies. The Bank earns interest on these invested funds, which are classified as noninterest income. During the year ended December 31, 2005, AWBC received the death benefit related to the unfortunate passing of a prior bank executive. The recorded value of the policy was approximately $2,048,000 resulting in a slight gain of approximately $64,000. In addition, this individual also had salary continuation and deferred compensation agreements which are no longer payable since he has passed. The total amount of the liabilities related to the prior bank executive during the year ended December 31, 2005 was approximately $683,000. This is no longer payable and was offset against salaries and employee benefits expense.

Cash surrender values related to the life insurance policies net of estimated surrender charges, salary continuance benefit obligations at retirement and the recorded liability were as follows as of December 31, 2005 and 2004:

($ in thousands)	2005	2004
Cash surrender value	$16,987	$18,912
Present value at retirement of all participants after full vesting is obtained	5,529	10,697
Present value at retirement of the current fully vested participants	3,662	4,791
Recorded liability for future benefit obligation	3,313	4,412

Note 8. Income Taxes

The components of income tax expense for the years presented were as follows:

($ in thousands)	2005	2004	2003
Current expense	$3,634	$5,182	$8,240
Deferred tax expense (benefit)	1,364	(1,512)	(732)

Income tax expense	$4,998	$3,670	$7,508

The effective tax rate differs from the statutory tax rate as follows:

($ in thousands)	2005	2004	2003
Income tax at statutory rate	$6,604	$4,611	$7,492
Effect of tax-exempt interest income	(203)	(225)	(205)
Effect of bank owned life insurance	(797)	578	(257)
Effect of tax credits	(280)	(1,035)	—
Effect of nondeductible expenses and other	(326)	(259)	478

Income tax expense	$4,998	$3,670	$7,508

AMERICANWEST BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following were the significant components of deferred tax assets and liabilities:

($ in thousands)	2005	2004
Deferred tax assets:
Allowance for loan losses	$5,098	$6,558
Deferred compensation expense	1,176	1,566
Unrealized losses on available-for-sale securities	33	—
Other	1,740	1,893

Total deferred tax assets	8,047	10,017

Deferred tax liabilities:
Deferred loan fees	800	1,646
Depreciation	1,558	1,730
FHLB stock dividend income	574	567
Unrealized gain on available-for-sale securities	—	110
Other	872	500

Total deferred tax liabilities	3,804	4,553

Net deferred tax assets	$4,243	$5,464

During the years ended December 31, 2005 and 2004, the Company recognized historical rehabilitation tax credits as noted in the table above of approximately $280,000 and $1,035,000, respectively. These credits relate to historical buildings located in Spokane, Washington. A portion of these credits may be subject to recapture in future years depending on the ultimate usage of these buildings.

Note 9. Federal Home Loan Bank advances and other borrowings:

Federal Home Loan Bank (FHLB) advances maturities and weighted average interest rates as of December 31, 2005 and 2004 are summarized as follows:

	December 31,
	2005		2004
($ in thousands) Maturity Date	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
2005			$24,000	2.57%
2006	$67,400	4.26%	2,400	4.06%
2007	1,538	2.79%	1,567	2.87%
2008	1,000	5.90%	1,000	5.90%
2009	100	6.96%	100	6.96%
Thereafter	600	3.83%	600	3.83%

Total	$70,638	4.25%	$29,667	2.86%

The maximum amount of FHLB advances outstanding at any month-end and the average amounts outstanding for each of the respective periods presented are summarized below:

	December 31,
($ in thousands)	2005	2004
Maximum amount of outstanding FHLB advances at any month-end	$106,455	$131,485
Average amount of outstanding FHLB advances during the year	$58,998	$73,517

AMERICANWEST BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Bank’s FHLB advances were all fixed-rate as of December 31, 2005. The Bank had one borrowing of $400,000 at December 31, 2005, where the FHLB has the option to convert the advance to a variable rate after a specified period of time. At December 31, 2005, the Bank had available on its line of credit from the FHLB of Seattle approximately $100,287,000, subject to the availability of collateral. The Bank’s credit line is the lesser of 20% of total assets or up to the eligible collateral balance. FHLB advances are collateralized by otherwise unencumbered permanent residential mortgages, investment grade securities and other eligible real estate mortgages. Federal statute requires all members of the FHLB to maintain collateral on FHLB borrowings and advances equivalent to the amount borrowed on a daily basis.

The Company includes securities sold under agreements to repurchase in other borrowings on the consolidated statements of condition. The securities’ underlying agreements to repurchase entered into by the Bank are for the same securities originally sold, with a one day maturity. In all cases, the Bank maintains control over the securities. Securities sold under agreements to repurchase averaged approximately $651,000 and $580,000 for the years ended December 31, 2005 and 2004, respectively. The outstanding balance at December 31, 2005 and 2004 was approximately $531,000 and $540,000, respectively. The maximum amount outstanding at any month end for the year ended December 31, 2005 and 2004 was approximately $842,000 and $1,421,000, respectively. Investment securities are pledged as collateral in an amount equal to the repurchase agreements.

Capital lease obligations are also included in other borrowings on the consolidated statements of condition. The balances at December 31, 2005 and 2004 were approximately $368,000 and $416,000, respectively.

Note 10. Time Deposit Maturities

At December 31, 2005, the scheduled maturities of time deposits were as follows:

($ in thousands)
2006	$229,366
2007	47,728
2008	17,830
2009	15,191
2010	3,760
Thereafter	487

Total	$314,362

Note 11. Junior Subordinated Debentures

AmericanWest Statutory Trust I, a wholly-owned subsidiary of AWBC, is a statutory business trust created for the exclusive purposes of issuing and selling capital securities and utilizing sale proceeds to acquire junior subordinated debt issued by AWBC. In 2002, the Trust issued $10,310,000 of trust preferred securities with a 30 year maturity, callable after the fifth year by AWBC. The rate adjusts quarterly based on LIBOR (London Inter Bank Offered Rate) plus 3.40%. These securities are considered Tier I capital for the purposes of regulatory capital requirements. Accordingly, the junior subordinated debentures are the sole assets of the Trust, and payments under the junior subordinated debentures will be the sole revenues of the Trust. All of the common securities of the Trust are owned by AWBC. AWBC has fully and unconditionally guaranteed the capital securities along with all obligations of the Trust under the trust agreements. As a result of the adoption of Financial Accounting Standards Board Interpretation No. 46R, Consolidation of Variable Interest Entities, on January 1, 2004, the trust was deconsolidated. The junior subordinated debentures are included as a separate line item in AWBC’s statement of financial condition and distributions payable are treated as interest expense in the consolidated statement of income.

AMERICANWEST BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 12. Commitments and Contingent Liabilities

In the ordinary course of business, AWBC has various outstanding commitments and contingent liabilities that are not reflected in the accompanying consolidated financial statements. In addition, AWBC is a defendant in certain claims and legal actions arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the ultimate disposition of these matters is not expected to have a material effect on the consolidated financial condition or results of operations of AWBC.

The minimum annual rental commitments on capital and operating leases at December 31, 2005, exclusive of taxes and other charges, are summarized as follows:

($ in thousands)	Capital Leases	Operating Leases
2006	$95	$1,590
2007	95	1,537
2008	95	1,507
2009	95	1,426
2010	95	1,451
Thereafter	—	20,992

Total minimum amounts due	$475	$28,503

Less: Amount representing interest	(107)

Present value of net minimum lease payments	$368

AWBC rental expense for 2005, 2004 and 2003 was approximately $1,262,000, $868,000 and $752,000, respectively. In addition to the above required lease payments, the Company has purchase obligations related mainly to information technology contracts and other maintenance contracts of approximately $1,749,000 in total over the next five years.

AWBC is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, standby letters of credit and financial guarantees. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the statement of condition. The contract or notional amounts of those instruments reflect the extent of involvement AWBC has in particular classes of financial instruments.

AWBC’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit and financial guarantees written is represented by the contractual or notional amount of those instruments. AWBC uses the same credit policies in making commitments and conditional obligations as it does for statement of condition instruments. During the year ended December 31, 2005, AWBC sold its bankcard portfolio and no longer has unused commitments related to bankcards. The following table summarizes the contract or notional amount at December 31, 2005 and 2004:

($ in thousands)	2005	2004
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$194,136	$178,514
Standby letters of credit and financial guarantees written	8,817	5,369
Unused commitments on bankcards	—	12,639

Total	$202,953	$196,522

AMERICANWEST BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

A majority of AWBC’s loans, commitments, and commercial and standby letters of credit have been granted to customers in the Company’s market area. As such, significant changes in economic conditions in the states of Washington and Idaho or within its primary industries could adversely affect the Company’s ability to collect loans. Substantially all such customers are depositors of the Company. The concentrations of credit by type of loan are set forth in Note 5. AWBC’s related party loans and deposits are disclosed in Note 20. The Company, as a matter of policy, does not extend credit to any single borrower in excess of $19.0 million.

As of December 31, 2005 and 2004, AWBC had lines of credit available of approximately $170.3 million and $192.5 million, respectively. The lines were available for short-term and long-term borrowings with maturities up to 30 years at market interest rates.

Note 13. Common Stock

The Board of Directors approved stock repurchases in 2004 and 2003. In 2004 and 2003, 156,229 shares and 61,960 shares, respectively, were repurchased for approximately $2,852,000 and $1,100,000 million, respectively. There were no stock repurchases in 2005. Total shares available for repurchase under this plan are 69,880 as of December 31, 2005.

In January of 2004 and 2003 the Board of Directors declared 10% common stock dividends. AWBC recorded a transfer from retained earnings to common stock for the market value of the additional shares on the date issued. Per share amounts and weighted average shares outstanding have been retroactively adjusted to reflect the stock dividends. No dividends were declared in 2005.

Note 14. Restrictions on Dividends and Loans

AWB is subject to banking regulations relating to the payment of dividends and the amount of loans that it may extend. AWB is allowed to pay dividends out of retained earnings. In determining whether a dividend will be declared, AWB’s Board of Directors will consider factors including applicable laws and regulatory requirements, AWB’s financial condition, anticipated growth, and regulatory capital requirements. As of December 31, 2005, 2004 and 2003, the amount of retained earnings of AWB was approximately $77,363,000, $62,453,000 and $52,481,000, respectively.

AMERICANWEST BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Certain loans to any one person, including liabilities of a firm or association, cannot exceed 20% of the capital and surplus of the Bank. Loans that are secured or covered by guarantees, or by commitments or agreements to take over or to purchase the same, made by any Federal Reserve Bank or by the United States, including any corporation wholly owned directly or indirectly by the United States, are not subject to these restrictions. No loans can be made unless the Bank has more than the minimum available funds required by law.

Note 15. Employee Stock Ownership Plan (ESOP or Plan) and 401(k) Retirement Savings Plan

AWBC sponsors an ESOP. An ESOP is a form of retirement plan whereby AWBC receives a deduction for contributions to the Plan and the Plan invests all or a portion of the employer contributions and earnings in stock of AWBC. The Plan is qualified under Section 401(a) of the Internal Revenue Code as a stock bonus plan. All employees 21 years or older are eligible to participate in the ESOP on January 1 after they have completed a minimum of 1,000 hours and one full year of service, and benefits fully vest after five years of service. Contributions to the ESOP plan are discretionary and totaled approximately $90,000 and $288,000 for 2004 and 2003, respectively and were based on a percentage of AWBC’s earnings. Contributions are allocated pro rata based on eligible annual compensation on December 31. Stock dividends are allocated on a pro rata basis on allocated shares per participant at the record date of the stock dividend. Subsequent to December 31, 2005 AWBC has made the decision to merge the ESOP into the 401(k) Retirement Savings Plan. The merge is subject to the Internal Revenue Service’s approval. For the year ended December 31, 2005, AWBC did not make a contribution to the Plan.

AWBC also has a 401(k) Retirement Savings Plan. Employees are eligible to contribute to the plan after completing six months of employment and attaining age 18. AWBC matches employee deferrals up to 3% of participant compensation and 50% from 3% to 5% of participant compensation. Employees are fully vested on all contributions made to the 401(k) Retirement Savings Plan. Contributions to the 401(k) Retirement Savings Plan in 2005, 2004 and 2003 were approximately $449,000, $523,000 and $279,000, respectively.

Note 16. Incentive Stock Plan

The AWBC Shareholders and Board of Directors approved an Incentive Stock Plan (Plan) in 2001. The plan provides for the issuance of incentive and non-qualified stock options to key employees, officers and directors. The maximum aggregate number of authorized shares issued under this plan is 1,064,800. The Board of Directors’ Compensation Committee administers the Plan. The maximum term of an incentive stock option granted under the Plan is ten years and the Plan will terminate on December 31, 2010. During 2005 and 2004, there were 45,293 and 393,816 options issued under the Plan.

The status of the Plan as of December 31, 2005, 2004 and 2003 was as follows:

	2005		2004		2003
	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
Outstanding at beginning of year	697,231	$13.87	624,562	$9.44	794,314	$7.45
Granted	45,293	20.58	393,816	17.87	194,554	13.17
Exercised	(222,863)	10.01	(282,612)	7.27	(342,367)	5.46
Forfeited	(65,525)	16.90	(38,535)	16.04	(21,939)	12.69

Outstanding at year end	454,136	$15.96	697,231	$13.87	624,562	$9.44

Exercisable at year end	228,946	$13.30	354,513	$10.30	462,936	$7.99

AMERICANWEST BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The weighted average fair values of options granted during the years ended December 31, 2005, 2004 and 2003 were $8.04, $9.10 and $7.98, respectively. The following table summarizes information about stock options outstanding at December 31, 2005:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.84 - $4.31	30,440	2.2 years	$2.91	30,440	$2.91
$4.62 - $5.61	17,707	4.1 years	$5.04	17,707	$5.04
$7.76 - $9.14	14,909	0.1 years	$8.05	14,909	$8.05
$9.92	44,238	1.1 years	$9.92	38,921	$9.92
$11.76 - $17.79	51,040	6.2 years	$15.78	36,080	$15.72
$18.07 - $20.71	203,009	8.7 years	$18.29	48,689	$18.53
$21.14 - $23.05	92,793	8.2 years	$21.47	42,200	$21.15

Total	454,136			228,946

Note 17. Performance Common Stock Awards

In 2005, the Company granted restricted common stock awards to certain executives and employees. The purpose of the restricted stock awards was to promote the long term interests of the Company and its shareholders by providing restricted stock as a means for retaining certain executives and employees. These restricted stock awards vest between January and November, 2010, and therefore, the unamortized cost of shares not yet earned is reported as a reduction of shareholders’ equity and will be amortized ratably over a five year period as compensation expense. The agreements require that the Company will achieve a return on assets of 1.0% per year, and for every year that this goal is not achieved, the award recipients will forfeit 20% of their restricted stock. In addition, the executives and employees must be employed by AWBC at the time of vesting or the awards are forfeited. For the year ended December 31, 2005, compensation expense related to these grants was approximately $100,000.

Note 18. Parent Company Only Statements

The following are the condensed statements of condition, income, and cash flows for the parent company only, AmericanWest Bancorporation.

Condensed Statements of Condition

December 31, 2005 and 2004

($ in thousands)

	2005	2004
Cash	$3,159	$937
Investment in Bank subsidiary	128,490	113,674
Other assets	619	850

TOTAL ASSETS	$132,268	$115,461

Junior Subordinated Debt and other liabilities	$10,791	$10,386
Stockholders’ equity	121,477	105,075

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$132,268	$115,461

AMERICANWEST BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Statements of Income

Years Ended December 31, 2005, 2004 and 2003

($ in thousands)

	2005	2004	2003
INCOME
Bank subsidiaries dividends	$—	$—	$3,300
Other income	18	23	2

	18	23	3,302

EXPENSES
Interest expense	758	579	552
Other operating expenses	828	122	34

	1,586	701	586

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAX AND EQUITY IN UNDISTRIBUTED NET INCOME OF SUBSIDIARIES	(1,568)	(678)	2,716
Provision for income tax	530	212	204

INCOME (LOSS) BEFORE EQUITY IN UNDISTRIBUTED NET INCOME OF SUBSIDIARIES	(1,038)	(466)	2,920
Equity in undistributed net income of:
Bank subsidiaries	14,910	9,971	11,066

NET INCOME	$13,872	$9,505	$13,986

Condensed Statements of Cash Flows

Years Ended December 31, 2005, 2004 and 2003

($ in thousands)

	2005	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$13,872	$9,505	$13,986
Adjustments to reconcile net income to cash provided by operating activities:
Equity in undistributed net income of subsidiaries	(14,910)	(9,971)	(11,066)
Compensation expense for stock based awards	138	50	—
Net change in other assets	63	63	(126)
Net change in other liabilities	449	312	—

NET CASH FROM (USED BY) OPERATING ACTIVITIES	(388)	(41)	2,794

CASH FLOWS FROM INVESTING ACTIVITIES
Investment purchased	(50)	(50)	—

NET CASH (USED BY) INVESTING ACTIVITIES	(50)	(50)	—

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of capital stock	2,660	2,441	2,144
Stock repurchase program	—	(2,852)	(1,100)
Repayment of Long Term Debt and other	—	—	(2,575)

NET CASH FROM (USED BY) FINANCING ACTIVITIES	2,660	(411)	(1,531)

NET CHANGE IN CASH	2,222	(502)	1,263
CASH, beginning of year	937	1,439	176

CASH, end of year	$3,159	$937	$1,439

AMERICANWEST BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 19. Subsequent Event

AWBC received regulatory approval in February of 2006, for the acquisition of Columbia Trust Bancorporation. The transaction is expected to close mid-March 2006. In addition on February 27, 2006 Columbia Trust Bancorp’s shareholders approved the acquisition of their company. Columbia Trust Bancorp is the holding company for Columbia Trust Bank (CTB). CTB is based in Pasco, Washington and had total assets of $209 million and total deposits of $179 million as of September 30, 2005. CTB has branches located in Pasco, Kennewick, Sunnyside and Yakima, Washington through which it provides commercial banking services. Upon completion of the merger, AWBC is expected to have approximately $1.4 billion in assets and $1.1 billion in deposits and will operate, through its wholly-owned banking subsidiary AmericanWest Bank, 44 branches throughout Central and Eastern Washington and Northern Idaho.

Note 20. Related Party Transactions

Loans to related parties:

Loans to AWBC’s officers and directors are on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than normal risk of collectability. Such loans had the following balances and activity during the years ended December 31, 2005, 2004 and 2003:

($ in thousands)	2005	2004	2003
Balance at beginning of year	$1,024	$3,186	$9,394
New loans or advances	1,218	3,325	3,485
Repayments	(1,208)	(5,487)	(9,693)

Balance at end of year	$1,034	$1,024	$3,186

Deposits from related parties:

Deposits from related parties were approximately $1,554,000 and $2,426,000 at December 31, 2005 and 2004, respectively.

Payments to related parties:

AWB paid approximately $120,000, $104,000 and $93,000 in 2005, 2004 and 2003 to related parties for various services provided. Approximately $119,000, $84,000 and $84,000 for the years ended December 31, 2005, 2004 and 2003, respectively, relates to operating lease payments for the Ephrata facility to a partnership of which one of the partners is a related party.

AMERICANWEST BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 21. Fair Value of Financial Instruments

SFAS No. 107, Disclosures about Fair Value of Financial Instruments, requires disclosure of fair value information about financial instruments for which it is practicable to estimate fair value. As defined by SFAS No. 107, financial instruments include the categories listed below. It does not include the value of premises and equipment and intangible assets such as customer relationships and core deposit intangibles. Fair values of off-balance sheet lending commitments, standby letters of credit and guarantees are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counter parties’ credit standing. See Note 12 for the notional amount of the commitments to extend credit. The following table summarizes carrying amounts, estimated fair values, and assumptions used by AWBC to estimate fair value as of December 31, 2005 and 2004:

As of December 31, 2005: ($ in thousands)	Assumptions Used in Estimating Fair Value	Carrying Amount	Estimated Fair Value
Financial Assets:
Cash and due from banks	Equal to carrying value	$40,825	$40,825
Overnight interest bearing deposits with other banks	Equal to carrying value	11,119	11,119
Securities	Quoted market prices	31,364	31,364
Federal Home Loan Bank Stock	Par value	5,397	5,397
Loans, held for sale	Equal to carrying value	3,395	3,395
Loans	Fixed-rate loans: Discounted expected future cash flows, variable-rate loans: equal to carrying value, net of allowance for loan losses	947,893	939,579
Financial Liabilities:
Deposits	Fixed-rate certificates of deposit: Discounted expected future cash flows
	All other deposits: Equal to carrying value	897,430	895,247
Federal Home Loan Bank advances and other borrowings	Discounted expected future cash flows	71,537	71,487
Junior subordinated debentures	Equal to carrying value	10,310	10,310

As of December 31, 2004: ($ in thousands)	Assumptions Used in Estimating Fair Value	Carrying Amount	Estimated Fair Value
Financial Assets:
Cash and due from banks	Equal to carrying value	$26,915	$26,915
Overnight interest bearing deposits with other banks	Equal to carrying value	2,302	2,302
Securities	Quoted market prices	28,511	28,511
Federal Home Loan Bank Stock	Par value	5,375	5,375
Loans, held for sale	Equal to carrying value	1,297	1,297
Loans	Fixed-rate loans: Discounted expected future cash flows, variable-rate loans: equal to carrying value, net of allowance for loan losses	907,958	909,695
Financial Liabilities:
Deposits	Fixed-rate certificates of deposit: Discounted expected future cash flows
	All other deposits: Equal to carrying value	894,798	894,000
Federal Home Loan Bank advances and other borrowings	Discounted expected future cash flows	30,623	30,470
Junior subordinated debentures	Equal to carrying value	10,310	10,310

AMERICANWEST BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 22. Regulatory Matters

AWBC and AWB are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, AWBC and AWB must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital to risk-weighted assets and of Tier I capital to average assets, as defined in the regulations. Management believes, as of December 31, 2005 and 2004, that AWBC and AWB meet all capital adequacy requirements to which they are subject.

As of December 31, 2005, the most recent notification from the Federal Deposit Insurance Company categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following tables. There are no conditions or events since the notification that management believes have changed the Bank’s category. The Company’s and the Bank’s actual capital amounts and ratios as of December 31, 2005 and 2004 are also presented in the table:

	Actual			Adequately Capitalized			Well Capitalized
($ in thousands)	Amount	Ratio		Amount	Ratio		Amount	Ratio
As of December 31, 2005:
Total capital to risk weighted assets:
AWBC	$129,587	12.99%	≥	$79,779	8.00%	≥	N/A	N/A
AWB	126,536	12.69%	≥	79,762	8.00%	≥	99,703	10.00%

Tier I capital to risk weighted assets:
AWBC	117,098	11.74%	≥	39,890	4.00%	≥	N/A	N/A
AWB	114,050	11.44%	≥	39,881	4.00%	≥	59,822	6.00%

Leverage capital, Tier I capital to average assets:
AWBC	117,098	10.65%	≥	43,986	4.00%	≥	N/A	N/A
AWB	114,050	10.37%	≥	43,986	4.00%	≥	54,982	5.00%

As of December 31, 2004:
Total capital to risk weighted assets:
AWBC	$112,691	11.32%	≥	$79,620	8.00%	≥	N/A	N/A
AWB	111,395	11.20%	≥	79,560	8.00%	≥	99,450	10.00%

Tier I capital to risk weighted assets:
AWBC	100,176	10.07%	≥	39,810	4.00%	≥	N/A	N/A
AWB	98,889	9.94%	≥	39,780	4.00%	≥	59,670	6.00%

Leverage capital, Tier I capital to average assets:
AWBC	100,176	9.03%	≥	44,345	4.00%	≥	N/A	N/A
AWB	98,889	8.92%	≥	44,345	4.00%	≥	55,436	5.00%

AMERICANWEST BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 23. Earnings Per Share

The following is a reconciliation of the numerators and denominators for basic and diluted earnings per share computations for the years ended December 31, 2005, 2004 and 2003:

($ in thousands, except per share)	2005	2004	2003
Numerator:
Net income	$13,872	$9,505	$13,986
Denominator:
Weighted-average number of common shares outstanding	10,407,180	10,185,246	10,045,836
Incremental shares assumed for stock options	186,723	293,723	428,016

Total	10,593,903	10,478,969	10,473,852

Basic earnings per common share	$1.33	$0.93	$1.39
Diluted earnings per common share	$1.31	$0.91	$1.34

Antidilutive options not included in diluted earnings per share	6,074	11,202	—

AMERICANWEST BANCORPORATION

QUARTERLY UNAUDITED FINANCIAL DATA

CONDENSED CONSOLIDATED STATEMENT OF QUARTERLY INCOME

($ in thousands, except per share)

	Quarter Ended
	December 31, 2005	September 30, 2005	June 30, 2005	March 31, 2005
Statement of Income:
Interest income	$19,182	$18,675	$17,595	$16,868
Interest expense	5,424	5,242	4,072	3,595

Net Interest Income	13,758	13,433	13,523	13,273
Provision for loan losses	—	1,100	190	1,075

Net interest income after provision for loan losses	13,758	12,333	13,333	12,198
Noninterest income	2,552	1,966	1,832	2,033
Noninterest expense	11,220	10,523	9,866	9,526

Income before provision for income tax	5,090	3,776	5,299	4,705
Provision for income tax	1,123	552	1,757	1,566

Net income	$3,967	$3,224	$3,542	$3,139

Basic earnings per common share	$0.38	$0.31	$0.34	$0.30
Diluted earnings per common share	$0.37	$0.30	$0.34	$0.30
Basic weighted average shares outstanding	10,451,783	10,425,258	10,387,957	10,338,025
Diluted weighted average shares outstanding	10,614,101	10,633,733	10,530,674	10,490,197

	Quarter Ended
	December 31, 2004	September 30, 2004	June 30, 2004	March 31, 2004
Statement of Income:
Interest income	$19,032	$19,501	$18,052	$17,094
Interest expense	3,794	3,737	3,230	3,198

Net Interest Income	15,238	15,764	14,822	13,896
Provision for loan losses	4,548	1,788	5,710	1,000

Net interest income after provision for loan losses	10,690	13,976	9,112	12,896
Noninterest income	2,287	2,164	3,045	1,751
Noninterest expense	12,622	9,976	10,176	9,972

Income before provision for income tax	355	6,164	1,981	4,675
Provision for income tax	(367)	2,186	713	1,138

Net income	$722	$3,978	$1,268	$3,537

Basic earnings per common share	$0.07	$0.39	$0.12	$0.35
Diluted earnings per common share	$0.07	$0.38	$0.12	$0.34
Basic weighted average shares outstanding	10,241,667	10,191,775	10,205,436	10,150,470
Diluted weighted average shares outstanding	10,475,127	10,438,276	10,525,173	10,505,234