Form 10-Q
period 2006-03-31
AMERICANWEST BANCORPORATION
filed 2006-05-08
CIK 726990

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2006

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by a check mark whether the registrant is large accelerated filer, an accelerated filer, or a non-accelerated filer, (as defined in Rule 12b-2 of the Act).

Large Accelerated filer  ☐                    Accelerated filer  ☒                    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Number of Shares Outstanding
Common Stock	11,291,467 at May 1, 2006

AMERICANWEST BANCORPORATION

INDEX TO QUARTERLY REPORT ON FORM 10-Q

March 31, 2006

AMERICANWEST BANCORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CONDITION

(unaudited)

($ in thousands)

	March 31, 2006	December 31, 2005
ASSETS
Cash and due from banks	$43,386	$40,825
Overnight interest bearing deposits with other banks	6,887	11,119

Cash and cash equivalents	50,273	51,944
Securities, available-for-sale at fair value	45,405	31,364
Loans, net of allowance for loan losses of $14,597 and $14,361, respectively	1,134,047	947,893
Loans, held for sale	1,750	3,395
Accrued interest receivable	7,645	6,969
FHLB stock	6,319	5,397
Premises and equipment, net	25,130	21,762
Foreclosed real estate and other foreclosed assets	1,452	2,221
Bank owned life insurance	19,236	16,987
Goodwill	33,062	12,050
Intangible assets	8,388	2,391
Other assets	5,310	6,761

TOTAL ASSETS	$1,338,017	$1,109,134

LIABILITIES
Noninterest bearing demand deposits	$232,352	$191,192
Interest bearing deposits:
NOW, savings accounts and MMDA	472,811	391,876
Time, $100,000 and over	191,632	149,101
Other time	185,227	165,261

TOTAL DEPOSITS	1,082,022	897,430
Federal Home Loan Bank advances	79,804	70,638
Other borrowings and capital lease obligations	2,154	899
Junior subordinated debt	20,620	10,310
Accrued interest payable	2,191	1,754
Other liabilities	6,817	6,626

TOTAL LIABILITIES	1,193,608	987,657
STOCKHOLDERS’ EQUITY
Common stock, no par, shares authorized 15 million; 11,307,334 issued and 11,248,334 outstanding at March 31, 2006; 10,547,407 issued and 10,490,907 outstanding at December 31, 2005	124,899	104,667
Retained earnings	19,616	17,967
Unearned compensation	—	(1,095)
Accumulated other comprehensive loss, net of tax	(106)	(62)

TOTAL STOCKHOLDERS’ EQUITY	144,409	121,477

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,338,017	$1,109,134

The accompanying notes are an integral part of these statements.

AMERICANWEST BANCORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

THREE MONTHS ENDED MARCH 31, 2006 AND 2005

(unaudited)

($ in thousands, except per share amounts)

	March 31, 2006	March 31, 2005
INTEREST INCOME
Interest and fees on loans	$18,857	$16,515
Interest on securities	458	343
Other interest income	51	10

TOTAL INTEREST INCOME	19,366	16,868

INTEREST EXPENSE
Interest on deposits	5,036	3,027
Interest on borrowings	1,107	568

TOTAL INTEREST EXPENSE	6,143	3,595

NET INTEREST INCOME	13,223	13,273
Provision for loan losses	782	1,075

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	12,441	12,198

NONINTEREST INCOME
Fees and service charges	1,166	1,123
Brokered fee income	280	468
Other	310	442

TOTAL NONINTEREST INCOME	1,756	2,033

NONINTEREST EXPENSE
Salaries and employee benefits	6,891	5,549
Occupancy expense, net	924	1,045
Equipment expense	887	799
State business and occupation tax	254	223
Foreclosed real estate and other foreclosed assets	426	66
Intangible assets amortization	100	63
Other	2,186	1,781

TOTAL NONINTEREST EXPENSE	11,668	9,526

INCOME BEFORE PROVISION FOR INCOME TAX	2,529	4,705
PROVISION FOR INCOME TAXES	880	1,566

NET INCOME	$1,649	$3,139

Basic earnings per common share	$0.15	$0.30
Diluted earnings per common share	$0.15	$0.30
Basic weighted average shares outstanding	10,641,585	10,338,025
Diluted weighted average shares outstanding	10,880,915	10,490,197

The accompanying notes are an integral part of these statements.

AMERICANWEST BANCORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2006 AND 2005

(unaudited)

($ in thousands)

	March 31, 2006	March 31, 2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$1,649	$3,139
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses and foreclosed real estate and other	1,125	1,075
Depreciation and amortization	654	707
Gain on sale of fixed assets and foreclosed real estate and other foreclosed assets	(3)	(13)
Compensatory stock and restricted performance grants	231	—
Federal Home Loan Bank stock dividends	—	(22)
Loss on reclassification of premises to held for sale	300	—
Changes in assets and liabilities:
Net decrease in loans held for sale	1,645	170
Accrued interest receivable	247	(14)
Bank owned life insurance	(53)	(203)
Other assets	1,121	1,428
Accrued interest payable	27	28
Other liabilities	(308)	236

NET CASH FROM OPERATING ACTIVITIES	6,635	6,531

CASH FLOWS FROM INVESTING ACTIVITIES
Securities available-for-sale:
Maturities, sales and principal payments	2,681	2,295
Purchases	(860)	(2,200)
Net (increase) decrease in loans	(43,532)	17,308
Purchase of Columbia Trust Bancorp, net of cash acquired	17,920	—
Purchases of premises and equipment	(1,199)	(917)
Proceeds from sale of premises and equipment	5	78
Proceeds from foreclosed real estate and other foreclosed assets	545	2,608
Other changes in foreclosed real estate and other foreclosed assets	—	(221)

NET CASH FROM (USED IN) INVESTING ACTIVITIES	(24,440)	18,951

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	8,678	(37,959)
Proceeds from Federal Home Loan Bank advances	10,000	—
Repayments of Federal Home Loan Bank advances and other borrowing activity	(10,145)	5,360
Proceeds from issuance of capital stock, exercise of stock options and employee incentive program	384	1,054
Proceeds from issuance of junior subordinated debt	7,217	—

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	16,134	(31,545)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(1,671)	(6,063)
Cash and cash equivalents, beginning of period	$51,944	$29,217

Cash and cash equivalents, end of period	$50,273	$23,154

Supplemental Disclosures:
Cash paid during the period for:
Interest	$6,116	$3,567
Income taxes	$6	$—
Noncash Investing and Financing Activities:
Foreclosed real estate acquired in settlement of loans	$40	$102
Issuance of stock and options in acquisition	$20,580	$—
Fair value of assets acquired, net of cash acquired	$193,142	$—
Fair value of liabilities assumed	$190,482	$—

The accompanying notes are an integral part of these statements.

AMERICANWEST BANCORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. Basis of Presentation

The foregoing unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission. Accordingly, these financial statements do not include all of the disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes included in the annual report on Form 10-K for the year ended December 31, 2005. In the opinion of management, the unaudited interim consolidated financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim periods presented. The results of operations for the periods ended March 31, 2006 and March 31, 2005 are not necessarily indicative of the operating results for the full year. Certain prior year balances have been reclassified to conform to the current year presentation. These reclassifications had no effect on retained earnings or net income as previously presented.

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published, and the reported amounts of revenues and expenses during the reporting period. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of AmericanWest Bancorporation’s (AWBC or Company) consolidated financial statements; accordingly, it is possible that the actual results could differ from these estimates and assumptions, which could have a material effect on the reported amounts of AWBC’s consolidated financial position and results of operations.

NOTE 2. Securities

All of the securities are classified as available-for-sale and are carried at fair value. Unrealized gains and losses, net of tax, are excluded from earnings and reported as a net amount as a separate component of stockholders’ equity. Gains or losses on the sale of available-for-sale securities are determined using the specific identification method. Premiums and discounts are recognized in interest income using the effective interest method over the period to maturity. Carrying amounts and fair values at March 31, 2006 and December 31, 2005 were as follows:

	March 31, 2006		December 31, 2005
($ in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Obligations of Federal Government Agencies	$16,845	$16,658	$12,915	$12,769
Obligations of states, municipalities and political subdivisions	10,198	10,244	7,539	7,625
Mortgage backed securities	15,313	15,307	6,792	6,815
Corporate securities	2,000	1,907	3,001	2,866
Other securities	1,212	1,289	1,212	1,289

Total	$45,568	$45,405	$31,459	$31,364

AMERICANWEST BANCORPORATION

NOTE 3. Loans and Allowance for Loan Losses

Loan detail by category as of March 31, 2006 and December 31, 2005 were as follows:

($ in thousands)	March 31, 2006	December 31, 2005
Commercial real estate	$599,962	$501,328
Commercial and industrial	280,351	226,964
Agricultural	147,574	119,355
Real estate mortgage	63,071	58,803
Real estate construction	32,274	33,906
Installment	20,517	17,341
Other	5,576	5,186

Total Loans	$1,149,325	$962,883

Allowance for loan losses	(14,597)	(14,361)
Deferred loan fees, net of deferred costs	(681)	(629)

Net Loans	$1,134,047	$947,893

The allowance for loan loss is maintained at levels considered adequate by management to provide for possible loan losses. The allowance is based on management’s assessment of various factors affecting the loan portfolio, including problem loans, business conditions and loss experience, and an overall evaluation of the quality of the underlying collateral. Changes in the allowance for loan losses during the three months ended March 31, 2006 and 2005 were as follows:

($ in thousands)	March 31, 2006	March 31, 2005
Balance, beginning of period	$14,361	$18,475
Provision charged to operations	782	1,075
Allowance acquired through acquisition	2,068	—
Loan charge-offs	(2,727)	(2,675)
Recoveries	113	48

Balance, end of period	$14,597	$16,923

NOTE 4. Premises and Equipment

During the three months ended March 31, 2006, AWBC reclassified three buildings as held for sale. Buildings held for sale are recorded at the lower of cost or market value. AWBC recorded a write-down on these buildings of approximately $0.3 million. These buildings total $1.5 million and are included in the premises and equipment, net category on the statement of condition.

NOTE 5. Business Combination

On March 15, 2006 AWBC acquired Columbia Trust Bancorp (CTB) and its wholly-owned subsidiaries, Columbia Trust Bank and Columbia Trust Statutory Trust I, in an acquisition accounted for under the purchase method of accounting. The results of CTB have been included in the consolidated financial statements since that date. This merger was consistent with AWBC’s expansion strategy and provides the opportunity to expand in the Columbia Basin market in Washington State.

The aggregate purchase price was $39.5 million and included cash of $17.5 million, common stock of $18.0 million, conversion of stock options valued at $2.6 million, and direct merger costs of $1.4 million. The value of the 719,845 shares issued was determined based on the $24.96 average closing market price of the Company’s common stock for the two trading days before and after the measurement date of March 8, 2006 when the number of shares to be issued was determined. The measurement period to determine the merger consideration of $45.70 to be paid for each share of Columbia Trust Bancorp common stock was the 20 day trading period ended on March 8, 2006. Outstanding CTB stock options were converted (using the same 1.8035 exchange ratio applied to the share conversion) into approximately 161,000 AWBC stock options at a weighted average fair value of $16.25 per option. Total transaction expenses of $2.5 million included $1.4 million of direct expenses noted above, $771 thousand of merger expenses that were paid by CTB prior to the close of the transaction, $300

AMERICANWEST BANCORPORATION

thousand of loss related to the reclassification of premises into held for sale (NOTE 4) and $57 thousand of other miscellaneous expenses.

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition.

($ in thousands)
Assets acquired:
Cash and cash equivalents	$36,820
Securities	15,937
Loans, net of allowance for loan losses	143,444
Goodwill	21,013
Other intangibles	6,097
Premises and equipment, net	3,022
Other assets	3,629

Total assets	$229,962

Liabilities assumed:
Deposits	175,914
FHLB advances and other borrowings	10,566
Junior subordinated debt	3,093
Other liabilities	909

Total liabilities	$190,482

Net assets acquired	$39,480

The core deposit intangible of $5.8 million is being amortized on a straight-line basis over 8 years. Noncompete agreements of $0.3 million are being amortized on a straight-line basis over the next 1-2 years. Goodwill of $21.0 million is not amortized but will be reviewed for potential impairment on an annual basis, or if events or circumstances indicate a potential impairment.

Additional adjustments to the purchase price allocation may occur as certain items are based on estimates at the time of acquisition, including taxes, direct costs and compensation adjustments.

AMERICANWEST BANCORPORATION

The following table presents unaudited pro forma results of operations for the three months ended March 31, 2006 and for the year ended December 31, 2005. The Company expects to realize cost savings as a result of the CTB merger that are not reflected in the pro forma consolidated condensed statements of income. No assurance can be given with respect to the ultimate level of such cost savings. The pro forma results do not necessarily indicate the results that would have been obtained had the acquisition actually occurred on January 1, 2005.

For the three months ended March 31, 2006

($ in thousands, except per share amounts)	AWBC	CTB	Pro Forma Adjustments		Pro Forma Combined
Net interest income	$13,223	$1,411	$(34	)(a)	$14,600
Provision for loan losses	782	1,126			1,908
Noninterest income	1,756	(196)			1,560
Noninterest expense	11,668	2,192	169	(b)	14,029

Income before provision for income tax	2,529	(2,103)	(203)		223
Provision for income taxes	880	(779)	(72	)(c)	29

Net Income	$1,649	$(1,324)	$(131)		$194

Basic earnings per share	$0.15				$0.02
Diluted earnings per share	$0.15				$0.02
Basic weighted average shares outstanding	10,641,585				11,233,440
Diluted weighted average shares outstanding	10,880,915				11,472,770

(a)	Amount represents amortization of purchase adjustments.

(b)	Amount represents amortization of intangibles.

(c)	Income tax effect of proforma adjustments.

For the year ended December 31, 2005

($ in thousands, except per share amounts)	AWBC	CTB	Pro Forma Adjustments		Pro Forma Combined
Net interest income	$53,987	$8,227	$(185	)(a)	$62,029
Provision for loan losses	2,365	415			2,780
Noninterest income	8,383	772			9,155
Noninterest expense	41,135	7,010	924	(b)	49,069

Income before provision for income tax	18,870	1,574	(1,109)		19,335
Provision for income taxes	4,998	488	(394	)(c)	5,092

Net Income	$13,872	$1,086	$(715)		$14,243

Basic earnings per share	$1.33				$1.28
Diluted earnings per share	$1.31				$1.25
Basic weighted average shares outstanding	10,407,180				11,127,025
Diluted weighted average shares outstanding	10,593,903				11,396,879

(a)	Amount represents amortization of purchase adjustments.

(b)	Amount represents amortization of intangibles.

(c)	Income tax effect of proforma adjustments.

NOTE 6. Junior Subordinated Debentures

AmericanWest Statutory Trust II (Trust II), a wholly-owned subsidiary of AWBC, is a statutory business trust created in March 2006 for the exclusive purposes of issuing and selling capital securities and utilizing sale proceeds to acquire junior subordinated debt issued by AWBC. In March 2006, the Trust issued $7.2 million of trust preferred securities with a 30 year maturity, callable after the fifth year. The rate is fixed at 6.755% for the first 5 years and is floating based on LIBOR (London Inter Bank Offered Rate) plus 1.50% after the first 5 years. Trust II has invested these proceeds in junior subordinated debt of AWBC that has the same repayment terms.

Columbia Trust Statutory Trust I (CTB Trust) was acquired from CTB on March 15, 2006. CTB Trust has $3.1 million of trust preferred securities outstanding which mature in June 2033 and are callable beginning in June 2008.

AMERICANWEST BANCORPORATION

The rate adjusts quarterly based on LIBOR plus 3.10%. CTB Trust has invested these proceeds in junior subordinated debt of CTB that has same repayment terms and has also been acquired by AWBC.

AmericanWest Capital Trust I (Trust I), a wholly-owned subsidiary of AWBC, is a statutory business trust created in September 2002 for the exclusive purpose of issuing and selling capital securities and utilizing sale proceeds to acquire junior subordinated debt issued by AWBC. During 2002, the Trust issued $10.3 million in trust preferred securities and used the proceeds from the issuance to acquire junior subordinated debentures issued by AWBC. These securities have a 30 year maturity, callable after the fifth year. The rate adjusts quarterly based on LIBOR plus 3.40%. Trust I has invested these proceeds in junior subordinated debt of AWBC that has the same repayment terms.

These securities are considered Tier I capital for the purposes of regulatory capital requirements. All of the common securities of the Trusts are owned by AWBC. AWBC has fully and unconditionally guaranteed the capital securities along with all obligations of the Trusts under the trust agreements. The junior subordinated debentures are the source of revenues for these Trusts. In accordance with Financial Accounting Standards Board Interpretation No. 46R, Consolidation of Variable Interest Entities, the Trusts are not consolidated in AWBC’s financial statements.

NOTE 7. Comprehensive Income

Total comprehensive income, which includes net income and unrealized gains and losses on the Company’s available-for-sale securities, net of tax, amounted to approximately $1.6 million and $2.8 million for the three months ended March 31, 2006 and 2005, respectively.

NOTE 8. Earnings Per Share

The following is a reconciliation of the numerators and denominators for basic and diluted per share computations for net income for the three months ended March 31, 2006 and 2005 were as follows:

($ in thousands, except per share)	March 31, 2006	March 31, 2005
Numerator:
Net income	$1,649	$3,139
Denominator:
Weighted average number of common shares outstanding	10,641,585	10,338,025
Incremental shares assumed for stock options	239,330	152,172

Total	10,880,915	10,490,197

Basic Earnings per common share	$0.15	$0.30
Diluted Earnings per common share	$0.15	$0.30

NOTE 9. Stock-Based Compensation

The AWBC Shareholders and Board of Directors approved an Incentive Stock Plan (Plan) in 2001. The Plan provides for the issuance of incentive and nonqualified stock options to key employees, officers and directors. The maximum aggregate number of authorized shares issued under this plan is 1,064,800. The Board of Directors’ Compensation Committee administers the Plan. The maximum term of an incentive stock option granted under the Plan is ten years and the Plan will terminate on December 31, 2010. Incentive stock options granted under the Plan generally vest over a five year period. Nonqualified options granted under the Plan generally vest immediately.

Effective January 1, 2006, AWBC adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. The fair values were calculated using the Black-Scholes-Merton model. Compensation

AMERICANWEST BANCORPORATION

cost is recorded as if each vesting portion of the award is a separate award. The adoption of this standard, using the modified prospective method, resulted in approximately $189,000 of compensation expense for the three months ended March 31, 2006. Net of taxes, this deducted approximately $155,000 from net income resulting in $0.01 for basic earnings per share and for diluted earnings per share. The weighted average fair value of options issued during the three months ended March 31, 2006 was $9.90. There were no options issued during the three months ended March 31, 2005. For the three months ended March 31, 2006, there were no impacts to the cash flow from financing activities as there were no tax deductions which exceeded the compensation cost for share-based payments. Total unrecognized compensation cost at March 31, 2006 is $0.8 million which will be recognized through 2010.

The following table summarizes the stock option activity for the three months ended March 31, 2006.

	Options	Weighted average exercise price
Outstanding at December 31, 2005	454,136	$15.96
Assumed through acquisition	160,818	12.00
Granted	2,507	25.69
Exercised	(37,582)	9.64
Forfeited	(1,240)	19.33

Outstanding at March 31, 2006	578,639	$15.30

Exercisable at March 31, 2006	372,208	$13.30

The weighted average assumptions for options issued during the three months ended March 31, 2006 included expected volatility of 22.8% (based on historical volatility), expected dividends of 0% (based on historical cash dividends), expected term of 7.5 years (based on the short-cut method) and risk free interest rate of 4.6% (based on US Treasury Constant Maturity yields for periods similar to the expected life of the option). The weighted average remaining term for outstanding and exercisable stock options at March 31, 2006 was 6.0 years and 4.8 years, respectively. The aggregate intrinsic value at March 31, 2006 was $6.5 million for stock options outstanding and $4.9 million for stock options exercisable. The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the market price of our common stock as of the reporting date.

SFAS 123(R) requires the recognition of stock-based compensation for the number of awards that are expected to vest. As a result, for most awards, recognized stock compensation expense was reduced by estimated forfeitures primarily based on historical forfeiture rates of approximately 5%. Estimated forfeitures will be continually evaluated in subsequent periods and may change based on new facts and circumstances.

Prior to adoption of SFAS 123(R) on January 1, 2006, employee stock options were accounted for under the intrinsic value method as allowed under Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees. Stock options are generally granted at exercise prices not less than the fair market value of common stock on the date of grant. Under APB No. 25, no compensation expense was recognized pursuant to AWBC’s stock option plans for stock options that are granted at exercise prices not less than the fair market value of common stock on the date of grant.

AMERICANWEST BANCORPORATION

The following table sets out the proforma amounts of net income and earnings per share that would have been reported had AWBC elected to follow the fair value recognition provisions of Statement of Financial Accounting Standards Board No. 123(R), Share-Based Payment, in the prior year.

($ in thousands, except per share)	Three Months Ended March 31, 2005
Reported Net Income	$3,139
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of tax effects	(182)

Pro forma Net Income	$2,957

Basic Earnings Per Share
Reported Earnings Per Share	$0.30
Stock-based employee compensation, fair value	(0.01)

Pro forma Earnings Per Share	$0.29

Diluted Earnings Per Share
Reported Diluted Earnings Per Share	$0.30
Stock-based employee compensation, fair value	(0.02)

Pro forma Diluted Earnings Per Share	$0.28

The intrinsic value of stock options exercised during the three months ended March 31, 2006 and 2005 was $0.6 million and $1.1 million, respectively.

NOTE 10. Performance Common Stock Awards

The Company has granted restricted common stock awards to certain executives and employees. The purpose of the restricted stock awards was to promote the long-term interests of the Company and its shareholders by providing restricted stock as a means for retaining certain executives and employees. These restricted stock awards vest between January 2010 and January 2011 and are expensed as compensation over the period earned. The agreements require that the Company will achieve a return on assets of 1.0% per year and, for every year that this goal is not achieved, the award recipients will forfeit 20% of their restricted stock. In addition, the executives and employees must be employed by AWB at the time of vesting or the awards are forfeited. For the three months ended March 31, 2006 compensation expense, pre-tax, related to these grants was approximately $64,000. There were no such awards outstanding on March 31, 2005. Due to the adoption of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, these amounts are no longer shown as common stock and as a negative component of equity as unearned compensation and rather are added to common stock as they are expensed. Total equity remained unchanged by the adoption of this standard.

The following table summarizes nonvested performance common stock activity for the three months ended March 31, 2006.

	Restricted Stock	Weighted average grant date fair value
Unvested as of December 31, 2005	56,500	$21.15
Granted	2,500	26.00

Unvested as of March 31, 2006	59,000	$21.36

NOTE 11. Subsequent Events

On April 25, 2006, the Board of Directors declared a cash dividend of $0.03 per share payable on May 31, 2006 to shareholders of record at the close of business on May 5, 2006.

Additionally, at the annual shareholder meeting held on April 25, 2006, the shareholders’ adopted the Company’s 2006 Equity Incentive Plan (2006 Plan). The 2006 Plan is assuming all unissued or subsequently expired or forfeited grants from the earlier plans.

AMERICANWEST BANCORPORATION

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain matters discussed or incorporated by reference in this Quarterly Report on Form 10-Q including, but not limited to, matters described in Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” may be deemed forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (PSLRA), including statements about the business strategy, financial condition, results of operations, regulatory matters, future financial targets and earnings outlook of the Company. The forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Those factors include, but are not limited to, impact of the current national and regional economy on small business loan demand in the Company’s market, loan delinquency rates, changes in portfolio composition, AmericanWest Bank’s (AWB or the Bank) ability to attract quality commercial business, interest rate movements and the impact on margins such movement may cause, changes in the demographic make-up of the Company’s market, fluctuation in demand for the Company’s products and services, the Company’s ability to attract and retain qualified people, regulatory changes, competition with other banks and financial institutions, and other factors. For a discussion of factors that could cause actual results to differ, please see the Company’s prior report on Form 10-K as filed with the Securities and Exchange Commission. Words such as “targets,” “expects,” “anticipates,” “believes,” other similar expressions or future or conditional verbs such as “will,” “may,” “should,” “would,” and “could” are intended to identify such forward-looking statements. Readers should not place undue reliance on the forward-looking statements, which reflect management’s view only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect subsequent events or circumstances. This statement is included for the express purpose of protecting the Company under PSLRA’s safe harbor provisions.

The following discussion contains a review of the results of operations and financial condition for the three months ended March 31, 2006 and 2005. This information should be read in conjunction with the financial statements and related notes appearing in this report. The reader is assumed to have access to AWBC’s Form 10-K for the year ended December 31, 2005, which contains additional information.

AmericanWest Bancorporation

AmericanWest Bancorporation (AWBC or Company) is a Washington corporation registered as a bank holding company under the Bank Holding Company Act of 1956. AWBC is headquartered in Spokane, Washington. AWBC’s wholly-owned subsidiary is AmericanWest Bank (AWB or Bank), a Washington state chartered bank that operates in Eastern and Central Washington and Northern Idaho. Unless otherwise indicated, reference to AWBC shall include AWB. AmericanWest Bancorporation’s unconsolidated information will be referred to as the Parent Company. The bank holding company was formed in 1983 as United Security Bancorporation, with the initial subsidiary, United Security Bank, founded in 1974. The subsidiary bank charters then existing were consolidated in 2001 and the holding company name changed to AmericanWest Bancorporation. AWBC trades on NASDAQ under the symbol AWBC.

The financial statements reflect AWBC’s acquisition of Columbia Trust Bancorp, and its subsidiary, Columbia Trust Bank, on March 15, 2006. Additionally, AWBC acquired Columbia Trust Bancorp’s subsidiary, Columbia Trust Statutory Trust I on the same date. At March 31, 2006, AWBC had total assets of $1.338 billion, net loans of $1.134 billion, deposits of $1.082 billion and stockholders’ equity of $0.144 billion.

AmericanWest Capital Trust I, Columbia Trust Statutory Trust I and AmericanWest Capital Trust II (collectively Trusts) are wholly owned subsidiaries of AWBC that were formed for the exclusive purpose of issuing capital securities and using the proceeds from the issuance to acquire junior subordinated debentures issued by AWBC (or CTB in the case of Columbia Trust Statutory Trust I). Due to the prior adoption of amended Financial Interpretation Number (FIN) 46, the investments in these Trusts are not consolidated on the Condensed Consolidated Financial Statements.

Business Strategy

AWB provides a full range of banking services to small and medium-sized businesses, agricultural businesses, professionals and consumers through 45 offices located in Eastern and Central Washington and Northern Idaho. Two of these financial centers have subsequently been consolidated during the second quarter of 2006.

AMERICANWEST BANCORPORATION

AWBC’s management believes that the operation of AWBC, based on its mission and core values, provides a competitive advantage through a commitment to helping its customers to meet their financial goals through a relationship banking approach that includes community involvement. The Company’s commitment to community banking includes the extension of consistent, quality service for the benefit of the individual customer. The Company’s service goes beyond being friendly. Many organizations talk about providing good service, but what makes AWB different is a promise to provide competitive solutions, not always based on being the best price in town, but offering tangible value with solutions that work for the individual customers. The Company’s service is responsive and reliable, personal and honest, relaxed and confident, insightful and intuitive.

AWBC derives income primarily from the difference between the interest income it earns on loans and investments and the interest expense it pays on customers’ deposits and the Company’s borrowings, commonly known as net interest income. This is supplemented by noninterest income the Company earns. Primarily, noninterest income is derived from service fees related to deposit services provided by AWBC, broker fees earned through mortgage banking activities, increases in the cash surrender value of bank owned life insurance and gains on sales of assets. These income sources are partially offset by provision for loan losses related to risks and charges associated with its loan portfolio and by operating expenses, including salaries and employee benefits, occupancy and equipment expenses, state business and occupation taxes, foreclosed real estate and other foreclosed assets expense, intangible assets amortization and other expenses. Other expenses may include, but are not limited to, professional fees, advertising, travel and training.

AWB’s products and services consist mainly of gathering deposits and providing loans to enable its customers to meet their financial objectives. The Bank offers a variety of accounts designed to attract both short term and long term deposits from its retail and business customers. These accounts include noninterest bearing demand deposits, negotiable order of withdrawal (NOW) accounts, money market demand accounts (MMDA), savings accounts and time deposits. Interest bearing accounts earn interest at rates established by AWB management based on competitive market factors and management’s desire to increase or decrease certain types or maturities of deposits based on anticipated future funding needs. AWB’s loan portfolio consists of commercial real estate loans, commercial and industrial loans, agricultural loans, real estate mortgage loans, real estate construction loans and installment and other loans. The majority of the loans held by AWB were to borrowers within the Bank’s principal market areas.

Recent Events

On March 15, 2006, AWBC completed its acquisition of Columbia Trust Bancorp (CTB), the parent company of Columbia Trust Bank. This acquisition was consistent with AWBC’s strategy to expand the markets that it serves. AWBC acquired total assets of $230 million and total deposits of $176 million from CTB. CTB had financial centers located in Pasco, Kennewick, Sunnyside and Yakima, Washington through which it provided commercial banking services. AWBC already had financial centers in Kennewick, Sunnyside and Yakima and consolidated two of these locations in the second quarter. Overall, the cost savings related to these consolidations and the assumption of administration and management functions are expected to be in excess of $3 million to the combined entities during the first twelve months of operations. Please refer to Note 5 Business Combination to the Financial Statements contained herein for additional information about this transaction.

AWBC has previously announced that its principal subsidiary, AmericanWest Bank, has received regulatory approval to open de novo financial centers in Sandpoint and Coeur d’Alene, Idaho. The Sandpoint financial center opened in the first quarter and the Coeur d’Alene financial center is expected to open in the fourth quarter of 2006.

AWBC has also recently received approval from the Utah State Department of Financial Institutions for regulatory approval to open a lending office in the greater metropolitan Salt Lake City, Utah area. AWB anticipates opening the loan production office in the second or third quarter of 2006. AWB has full expectations of opening full-service financial center operations in this rapidly growing Utah market later this calendar year.

In April 2006, AWBC announced Craig D. Eerkes has been appointed Chairman of the Board of Directors for AmericanWest Bank and AmericanWest Bancorporation.

AMERICANWEST BANCORPORATION

Performance Overview

The table below summarizes the Company’s financial performance for the three months ending March 31, 2006 and 2005:

($ in thousands except per share data)	March 31, 2006	March 31, 2005	% Change
Interest Income	$19,366	$16,868	14.8%
Interest Expense	6,143	3,595	70.9%

Net Interest Income	13,223	13,273	-0.4%

Provision for Loan Loss	782	1,075	-27.3%
Net interest income after provision for loan losses	12,441	12,198	2.0%

Noninterest Income	1,756	2,033	-13.6%
Noninterest Expense	11,668	9,526	22.5%

Income before provision for income taxes	2,529	4,705	-46.2%

Provision for income taxes	880	1,566	-43.8%

Net Income	$1,649	$3,139	-47.5%

Basic earnings per common share	$0.15	$0.30	-50.0%
Diluted earnings per common share	$0.15	$0.30	-50.0%

	3/31/2006	3/31/2005
Quarterly Financial Ratios, annualized
Return on average assets	0.59%	1.23%
Return on average equity	5.32%	11.84%
Net interest margin to average earning assets	5.15%	5.65%
Efficiency ratio	77.90%	62.24%
Noninterest income to average assets	0.63%	0.80%
Noninterest expenses to average assets	4.18%	3.73%
Ending shareholders’ equity to assets	10.79%	10.68%
Ending tangible shareholders’ equity to average assets	9.09%	9.11%
Nonperforming loans to gross loans	1.33%	3.46%
Allowance for loan loss to gross loans	1.27%	1.87%

Net Income

The Company reported net income of $1.6 million or $0.15 per fully diluted share for the three months ended March 31, 2006 compared to $3.1 million or $0.30 per fully diluted share for the same period in 2005. Return on average assets for the three months ending March 31, 2006 and 2005 was 0.59% and 1.23% respectively.

The decrease in net income compared to the same quarter of the prior year is due mainly to $2.1 million of higher noninterest expenses. Noninterest expenses were higher in the current period due to hiring the team and building the infrastructure to deliver higher consumer loan and deposit growth that is still developing. This included a $1.3 million increase in salaries and employee benefits due to the higher FTE count, expensing of stock options and a vacation policy change which occurred in the first quarter of 2006. This increase in noninterest expense was partially offset by a lower loan loss provision as compared to the prior year. The net interest income remained stable despite the decline in the net interest margin to 5.15% from 5.65% which was offset by higher average balances. Additionally, there was a $0.4 million interest reversal related to the deterioration of a legacy $6.3 million commercial loan. Noninterest income was lower primarily due to a write-down on the reclassification to

AMERICANWEST BANCORPORATION

held for sale of three buildings related to the CTB consolidation. The provision for taxes is higher as the Company had recognized historical tax rehabilitation credits in the prior year which reduced the effective tax rate in that year.

Net Interest Income

Net interest income was $13.2 million for the three months ending March 31, 2006, which was stable as compared to $13.3 million for the three months ended March 31, 2005. However, the components of these results were different. Interest income has risen to $19.4 million from $16.9 million due to higher average balances and increased earning asset yields. Interest expense has risen to $6.1 million from $3.6 million also due to higher average balances and increased cost of funds.

The following table sets forth the Company’s net interest margin for the three months ending March 31, 2006 and 2005.

	Three months ended
	March 31, 2006			March 31, 2005
($ in thousands)	Average Balance	Interest	%	Average Balance	Interest	%
Assets
Loans	$1,003,622	$18,857	7.62%	$919,350	$16,515	7.29%
Taxable securities	24,903	373	6.07%	20,492	230	4.55%
Nontaxable securities	8,290	129	6.31%	8,723	138	6.42%
FHLB Stock	5,520	—	0.00%	5,375	22	1.66%
Overnight deposits with other banks and other	3,355	51	6.16%	1,857	10	2.18%

Total interest earning assets	1,045,690	19,410	7.53%	955,797	16,915	7.18%

Noninterest earning assets	86,908			79,541

Total assets	$1,132,598			$1,035,338

Liabilities
Interest bearing demand deposits	$90,299	$142	0.64%	$63,881	$45	0.29%
Savings deposits	309,715	1,981	2.59%	366,338	1,372	1.52%
Time deposits	321,602	2,913	3.67%	257,297	1,610	2.54%

Total interest bearing deposits	721,616	5,036	2.83%	687,516	3,027	1.79%

Overnight borrowings	16,652	191	4.65%	39,764	256	2.61%
Other borrowings	71,028	916	5.23%	24,331	312	5.20%

Total interest bearing liabilities	809,296	6,143	3.08%	751,611	3,595	1.94%

Noninterest bearing demand deposits	188,838			167,729
Other noninterest bearing liabilities	8,651			8,506

Total liabilities	1,006,785			927,846
Stockholders’ Equity	125,813			107,492

Total liabilities and stockholders’ equity	$1,132,598			$1,035,338

Net interest income and spread		$13,267	4.45%		$13,320	5.24%

Net interest margin to average earning assets			5.15%			5.65%

The above table includes nonaccrual loans in the average loan balances. Tax exempt securities income has been presented using a tax equivalent basis and an assumed tax rate of 34%.

The net interest margin for the quarter ended March 31, 2006 was 5.15% compared to 5.65% for the similar period of the prior year. During the first quarter of 2006, AWBC reversed $0.4 million of interest on a loan classified as nonaccrual related to a $6.3 million legacy relationship. This reversal of interest impacted the net interest margin by 13 basis points. Excluding this item, the net interest margin for the first quarter of 2006 would have been close to the 5.30% net interest margin for the quarter ended December 31, 2005 and 37 basis points lower than the net interest margin for the quarter ended March 31, 2005. During this period of rising interest rates, the slower rise in the loan yield as compared to the cost of interest bearing liabilities is attributable to deliberate changes in the loan portfolio to improve overall credit quality. These results are also indicated in the improvements in the credit quality ratios. At the same time, the cost of deposits has been rising faster than expected as the competition for deposits

AMERICANWEST BANCORPORATION

has intensified. Overall, interest rates have been rising in conjunction with the increase in the Fed Funds rate to 4.75% as of March 31, 2006 from 2.75% as of March 31, 2005.

The yield on earning assets was 35 basis points higher for the three months ended March 31, 2006 as compared to the same period of the prior year. Loan yields for the three months ended March 31, 2006 were 7.62% compared to 7.29% for the three months ended March 31, 2005. Loan yields have generally increased as the market rates have increased, but at a slower pace as the higher credit quality of the new and remaining loans in the portfolio has resulted in lower spreads compared to the prior year. The average balance of loans was $1.004 billion which is $84.3 million higher during the first quarter of 2006 compared to the same period of 2005. Taxable investment yields were 6.07% for the first three months of 2006 compared to 4.55% for the three months ended March 31, 2005 due to the impacts of new purchases that were made during the year and the addition of the investments that were acquired from CTB. Nontaxable investment yields declined from 6.42% to 6.31% due to maturities of higher yielding securities during the year and the impact of the addition of the CTB portfolio. The Federal Home Loan Bank of Seattle (FHLB) did not pay dividends on its stock during the first three months of 2006 compared to a modest dividend in the same period of 2005.

The cost of funds was 114 basis points higher for the three months ended March 31, 2006 as compared to the same period of the prior year. The cost of deposits for the three months ended March 31, 2006 was 2.83% compared to 1.79% for the three months ended March 31, 2005. The increase in the cost of deposits was due to higher market rates to which AWB responded with raised deposit yields on some products to remain competitive and to retain deposit balances. The increase of $21.1 million in average noninterest bearing deposits during the first quarter of 2006 partially offset the impact of the increase in rates on interest bearing deposits. This increase was the result of sales efforts which produced an increase in new accounts and the acquired accounts from CTB. The cost of overnight and term borrowings for the three months ended March 31, 2006 was 4.65% and 5.23%, respectively. These compare to 2.61% and 5.20%, respectively, for the three months ended March 31, 2005.

Provision for Loan Losses

The provision for loan losses for the three months ended March 31, 2006 was $0.8 million as compared to $1.1 million for the three months ended March 31, 2005. The decrease was due to management’s continual assessment of specific loan characteristics in the portfolio and their determination of loan classifications. In general, AWB regularly evaluates the level of provision and the allowance for loan losses for adequacy by considering changes in the nature of the loan portfolio, portfolio composition, overall portfolio quality, industry concentrations, delinquency trends, current economic factors and the estimated impact of current economic conditions that may affect a borrower’s ability to pay. Management continually monitors the economic conditions of the markets in which it currently operates, which includes Eastern and Central Washington and Northern Idaho. This information is used in the analysis of its provision for loan losses. Management also considers general economic conditions in its analysis. The provision for loan losses is a significant estimate and the use of different assumptions could produce different results.

Noninterest Income

Noninterest income for the three months ended March 31, 2006 was approximately $1.8 million. This represented a decrease of $0.3 million for the like period in 2005. During the quarter ended March 31, 2006, AWBC reclassified three buildings as held for sale and recorded a write-down of $0.3 million. These buildings total $1.5 million and are included in the statement of condition in premises and equipment, net. Additionally, the brokered fee income has decreased from the similar quarter of the prior year by $0.2 million. Partially offsetting these decreases in income, AWBC sold its mortgage servicing during the first quarter which resulted in a gain of $0.2 million.

Noninterest Expense

Noninterest expense increased by $2.1 million or 22% to $11.7 million for the three months ended March 31, 2006 compared to the three months ended March 31, 2005. This increase consists of higher salaries and employee benefits of $1.3 million, foreclosed real estate and other foreclosed assets expense of $0.4 million and other expenses of $0.4 million. The activity in these categories are summarized below.

•	Salaries and employee benefits increased due to the FTE count increasing to 450 at March 31, 2006 from 360 at March 31, 2005. This includes the expansion with CTB and new Idaho financial centers plus building up the overall relationship management team during 2005 to support anticipated growth.

AMERICANWEST BANCORPORATION

•	During the first quarter of 2006, AWBC modified its vacation policy to be more competitive which resulted in a one time expense of $0.2 million.

•	Effective January 1, 2006, AWBC adopted Statement of Financial Accounting Standards No. 123R, Share-based payments, which mandated the expensing of stock options. As a result, AWBC recorded $0.2 million of expense.

•	Foreclosed real estate and other foreclosed assets expense increased due mainly to a $0.3 million writedown of one property.

•	Other expenses increased from the similar quarter of the prior year due mainly to increased advertising costs, acquisition related expenses, training costs and various other expense increases related to the increased volume of activities.

Provision for Income Tax

The provision for income tax as a percentage of income before provision for income tax has increased to 34.8% for the three months ended March 31, 2006 compared to 33.3% in the similar quarter of 2005. During the years ended December 31, 2004 and 2005, the Company recognized historical tax rehabilitation credits. Management has determined that some of the tax credits recognized will be recaptured due to a modification to the usage of those buildings. The recapture is expected to result in the effective tax rate increasing over the preceding year’s.

Nonperforming Assets

Nonperforming assets include loans that are 90 or more days past due or in nonaccrual status and real estate and other loan collateral acquired through foreclosure and repossession. Accruing loans 90 days or more past due may remain on an accrual basis because they are adequately collateralized and in the process of collection. For nonaccrual loans no interest is taken into income unless received in cash and the borrower demonstrates an ability to resume payments of principal and interest. Interest previously accrued, but not collected, is reversed and charged against income at the time a loan is placed in nonaccrual status. The following table summarizes the nonperforming assets at March 31, 2006 and 2005.

	3/31/2006	3/31/2005
Nonperforming assets:
($ in thousands)
Accruing loans over 90 days past due	$27	$46
Nonaccrual loans	15,315	31,314

Total nonperforming loans	$15,342	$31,360
Foreclosed real estate and other foreclosed assets	1,452	1,940

Total nonperforming assets	$16,794	$33,300

Total nonperforming loans to total gross loans	1.33%	3.46%
Total nonperforming assets to total assets	1.26%	3.26%
Allowance for loan loss to total gross loans	1.27%	1.87%
Allowance for loan loss to nonperforming loans	95.14%	53.96%

Total nonperforming assets were $16.8 million or 1.26% of total assets at March 31, 2006. This compares to $33.3 million or 3.26% of assets at March 31, 2005. The nonperforming assets at March 31, 2006 included several borrowing relationships totaling $1.5 million obtained through the Columbia Trust Bancorp acquisition. The majority of nonperforming assets are comprised of several loans and properties. Significant events occurring in the first quarter of 2006 are discussed below.

The Bank has classified as nonaccrual two related loans totaling $6.3 million during the quarter, due to the principal guarantor seeking relief under a Chapter 11 Bankruptcy filing. During the quarter, the Company collected $1.5 million from liquidation of a portion of the collateral, and charged off $2.4 million, resulting in a balance at March 31, 2006 of $2.4 million. The loans are related to private investments of the guarantor and a casino operation located in Western Washington that is owned in part by the guarantor. The casino continues to operate, but has insufficient cash flow to service the associated debt without support from the guarantor. Based upon schedules provided to the Creditor’s Committee, the Bank anticipates receiving payment in full of the current carrying value of the loans. The Bank has been named to the Creditor’s Committee, and will continue to evaluate the adequacy of reserves on an ongoing basis.

AMERICANWEST BANCORPORATION

The Bank has acquired title to farm land in Touchet, Washington. It is currently carried in foreclosed real estate and other foreclosed assets at $0.6 million. It is operating as a farm while it is marketed for sale. The Bank sold certain property at auction, and subsequent to quarter end the remaining asset was sold. Following a write-down of the asset value totaling $0.3 million during the first quarter of 2006, the asset was subsequently sold in the second quarter. Additionally, the Bank has classified a $0.4 million loan to the same operation as nonaccrual due to operating shortfalls and the borrower’s inability to demonstrate debt service capacity. The borrower continues to operate, and the balance of the loan is covered by a Farm Services Agency (FSA) Guaranty. The Bank has requested that the Farm Services Agency honor the Guaranty.

The Bank has classified $0.8 million in loans to a farming and crop dusting operation located in Dayton, Washington as nonaccrual due to an inability to meet the terms of repayment as outlined in the loan documents. The borrower and the Bank are evaluating options, including liquidation of assets to repay the Bank to a level that would allow the operation to service the remaining debt.

The Bank has classified $0.6 million in loans to a logging operation in St. Maries, Idaho as nonaccrual due to continued operating losses, and the borrower’s inability to demonstrate adequate cash flow to service the debt. The entity continues to operate. The Bank’s loans are secured by equipment, and the Bank believes it is adequately secured. A liquidation plan is in process that will result in payment in full of the obligations.

The Bank has classified $0.5 million in loans to a real estate investor located in Yakima, Washington as nonaccrual due to inadequate cash flows being generated to service the debt. Subsequent to placing the loans on nonaccrual, the borrower brought the loans current. The Bank is continuing to evaluate performance.

The Bank has evaluated collateral coverage of the principal balances of the assets that are nonperforming and has provided for specific reserves related to these assets of $0.7 million, in addition to the Company’s general reserves.

During the quarter, the Company sold nonaccruing loans totaling $3.3 million, related to a winery operation located in Walla Walla, Washington, to a private third party for $3.0 million. The remaining $0.3 million was charged-off during the quarter.

Subsequent to March 31, 2006, payoffs of nonperforming loans and sales of foreclosed real estate and other foreclosed assets totaling $1.9 million has occurred.

Financial Condition

The Company’s consolidated assets at March 31, 2006 and December 31, 2005 were $1.338 billion and $1.109 billion, respectively. Cash and cash equivalents decreased slightly to $50.3 million at March 31, 2006 from $51.9 million at December 31, 2005.

Total stockholders’ equity was $144.4 million at March 31, 2006, up from $121.5 million at December 31, 2005. The increase in stockholders’ equity was mostly due to the issuance of $18.0 million in stock and the $2.6 million of stock options acquired related to the Columbia Trust Bancorp acquisition.

Investment Portfolio

The Company’s investment portfolio increased from $31.4 million at December 31, 2005 to $45.4 million at March 31, 2006 due mainly to the $15.9 million of securities acquired from CTB. All securities are classified as available-for–sale and recorded at their fair market value. Management believes that this classification provides greater flexibility to respond to interest rate changes and liquidity needs. The Company’s portfolio includes two corporate bonds which have fallen below investment grade totaling $1.4 million at March 31, 2006. As these investments have relatively short maturities (both mature in 2008) and the companies are anticipated to have cash flows sufficient to meet the required payments, management has decided to continue to hold these investments.

Loan Portfolio

Total gross loans increased $186.4 million or 19.4% to $1.149 billion as of March 31, 2006 from $962.9 million at December 31, 2005. This includes the CTB acquired gross loans of $145.5 million. AWBC loan growth, excluding

AMERICANWEST BANCORPORATION

the CTB acquired portfolio, was $40.7 million or 4.2% during the quarter including an increase of $52.5 million in commercial and industrial loans and commercial real estate loans which was offset by an $8.2 million decrease in agriculture loans and additional decreases in other categories. The percentage of commercial real estate loans remained consistent at 52% of the total portfolio at March 31, 2006 compared to December 31, 2005.

The major classifications of loans at March 31, 2006 and December 31, 2005 can be found in the Notes to Condensed Consolidated Financial Statements.

Allowance for Loan Losses

At March 31, 2006, the Company’s allowance for loan losses was $14.6 million or 1.27% of total gross loans. This compares to $14.4 million or 1.49% at December 31, 2005. The allowance for loan losses is increased by charges to income through the provision for loan losses, allowance acquired through acquisition and decreased by charge-offs, net of recoveries. Loans are charged to the allowance when management believes the collection of principal is unlikely.

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

A majority of the Bank’s loans are to small and medium-sized businesses, agricultural businesses, professionals and consumers in Eastern and Central Washington and Northern Idaho and are secured by residential and commercial real estate, crops, business inventory and receivables. Real estate values in this area remain stable. Prices for agricultural commodities also remain at normal levels. However, significant, long-term changes in either of these underlying factors could affect the collectability of a material portion of the Bank’s loans outstanding. Each of these factors is also considered in the analysis of assessing the adequacy of the allowance for loan losses.

Management believes that the allowances for loan losses and other real estate owned are adequate. Additionally, management believes the acquired allowance related to the CTB loan portfolio is consistent with the inherent risks in the acquired portfolio. Management uses currently available information to recognize losses on loans and foreclosed real estate and other foreclosed assets; however, future additions to the allowances may be necessary based on changes in economic conditions and borrower or loan characteristics.

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

At March 31, 2006, total deposits were $1.082 billion, an increase of $184.6 million from $897.4 million at December 31, 2005. Of the total increase, deposits acquired from CTB contributed $175.9 million. NOW, savings and MMDA accounts have increased $80.9 million, time deposits have increased $62.5 million and noninterest bearing deposits have increased $41.2 million from December 31, 2005. The Company strives to maintain a high percentage of noninterest bearing deposits, which lower the Bank’s cost of funds and result in higher interest margins. The Company’s ratio of noninterest bearing deposits to total deposits was 21.5% as of March 31, 2006 compared to 21.3% as of March 31, 2005. AWBC is focused on building its customer relationships and driving higher deposit balances through its existing and new locations to enhance the profitability of its financial centers.

AMERICANWEST BANCORPORATION

Liquidity Resources

Management actively analyzes and manages the Company’s liquidity position. The objective of liquidity management is to ensure the availability of sufficient cash flows to meet all financial commitments and to capitalize on opportunities for profitable business expansion. Management believes that the Company’s cash flow will be sufficient to support its operations for the foreseeable future.

The Company’s primary source of liquidity is its deposit gathering capabilities and this will continue to be a significant focus of its operations. In addition, the Company uses short term and long term wholesale borrowing sources. The FHLB provides a significant source of wholesale funding in the form of advances. With maturities ranging from overnight to 30 years, these advances are used to provide a ready source of liquidity for the operations of the Bank. These advances can also be used as a tool for managing the Company’s interest rate risk through matching the overall maturities of liabilities with the overall maturities of assets. The Bank also obtains time deposit funding through brokers in the national markets that have maturities that can range between seven days to ten years, but most of these terms are for less than one year. The Company also purchases Fed Funds from its correspondent banks as a source of short term funding.

As indicated on the Company’s Condensed Consolidated Statement of Cash Flows, net cash from operating activities for the three months ended March 31, 2006 contributed $6.6 million to liquidity.

At March 31, 2006, FHLB advances and other borrowings and capital lease obligations stood at $79.8 million and $2.2 million, respectively. These balances represented an increase of $9.2 million in FHLB advances and an increase of $1.3 million in other borrowings and capital lease obligations in comparison to December 31, 2005 balances, which were $70.6 million and $0.9 million, respectively. Additionally, junior subordinated debt has increased $10.3 million to $20.6 million at March 31, 2006. This increase was due to the issuance of junior subordinated debt of $7.2 million in March 2006 and $3.1 million of junior subordinated debt acquired from CTB.

As of March 31, 2006 and December 31, 2005, the Bank had available credit (after deducting outstanding borrowings) in the form of advances from the FHLB of $79.8 million and $100.3 million, respectively. These lines were available for overnight and term borrowings at market interest rates. Borrowings from the FHLB of Seattle are secured with loan collateral. AWB also pledges securities to the Federal Reserve Bank from time to time. In addition, the Bank had available credit of $90.0 million at March 31, 2006 and $70.0 million at December 31, 2005 in the form of Fed Funds from its correspondent banks.

The Parent Company had cash balances of $3.3 million as of March 31, 2006 which is slightly higher than the cash balances held as of December 31, 2005. During the quarter, the Parent Company received a $10.0 million dividend from AWB and $7.0 million in trust preferred securities proceeds from its Trust II. These funds provided the cash consideration of $17.5 million for the CTB acquisition. Cash received from the exercise of options was more than sufficient to cover other operating expenses. The Parent Company did not pay any dividends on its common stock or repurchase any shares for the three months ended March 31, 2006. The Parent Company has a $5.0 million line of credit with one of its correspondent banks for general corporate purposes. Subsequent to the end of the quarter, on April 25, 2006, the Board of Directors declared a cash dividend of $0.03 per share payable on May 31, 2006 to shareholders of record at the close of business on May 5, 2006.

Capital Resources

AWBC’s total stockholders’ equity to total assets ratio increased slightly to 10.79% as of March 31, 2006 from 10.68% as of March 31, 2005. AWBC’s tangible shareholders’ equity to average assets ratio decreased to 9.09% from 9.11% as of March 31, 2005 mainly as a result of new goodwill and other intangible assets of $21.0 million and $6.1 million, respectively, related to the acquisition of CTB during the first three months of 2006.

As a federally-regulated bank holding corporation, the Company is required to maintain minimum levels of capital at all times at both AWBC and AWB. Bank regulatory agencies have promulgated regulations that measure the Company’s capital in three ways. Tier 1 capital, currently comprised of stockholders’ equity and trust preferred securities, is measured against assets both on a book basis and on a risk-weighted basis according to standardized risk categories for specific types of assets. In addition, tier 1 capital is adjusted for certain other items, most prominently the allowance for loan losses and certain intangibles, to arrive at defined total regulatory capital. This amount is then measured against risk-weighted assets.

AMERICANWEST BANCORPORATION

The table below lists AWB and AWBC’s capital ratios relative to regulatory requirements at March 31, 2006:

Capital Ratio	Regulatory Standard for “Well Capitalized” Rating	AWBC Actual Ratio	AWB Actual Ratio
Tier 1 Capital to Average Total Assets	5.00%	11.28%	10.99%
Tier 1 Capital to Risk Weighted Assets	6.00%	10.51%	10.24%
Total Capital to Risk Weighted Assets	10.00%	11.76%	11.49%

Management has established and continues to meet its target of remaining above the regulatory standard for achieving a “well capitalized” rating.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

The primary form of market risk to which banks are exposed is interest rate risk. This is the effect of changes in interest rates on a bank’s income, fair values of assets and liabilities, and capital. Any changes in interest rates will impact a bank’s net interest income, the spread between the interest earned on loans, securities and other interest earning assets, and interest paid on deposits, borrowings and other interest bearing liabilities.

As is true for any banking services provider, unfavorable changes in the interest rate environment may reduce our profits. Net interest spreads are affected by the difference between the maturities and repricing characteristics of interest earning assets and interest bearing liabilities. In addition, loan volumes and yields are affected by market interest rates on loans since rising interest rates are generally associated with a lower volume of loan originations. While an increase in the general level of interest rates may increase the Bank’s net interest margin and loan yields, it may also adversely affect the ability of certain borrowers with variable rate loans to make principal and interest payments on their obligations. Accordingly, changes in levels of market interest rates could materially and adversely affect the Bank’s net interest spread, asset quality, loan origination volume and overall profitability.

AWBC has an Asset Liability Management Committee (ALCO), consisting of senior managers and a board of directors representative, to monitor and manage interest rate risk. The ALCO meets quarterly to review current interest rate sensitivity and plan balance sheet and pricing strategies. The Company’s policy sets limits on the allowable change in one year net interest income if rates rise or fall by 200 basis points and on the allowable change in the economic value of equity if rates rise or fall by 200 basis points.

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

AMERICANWEST BANCORPORATION

As a further means of quantifying interest rate risk, AWBC management looks at the economic perspective by capturing the impact of interest rate changes on the net value of future cash flows, or economic value of equity.

In management’s opinion, there have been no material changes in reported market risks faced by AWBC since the end of the most recent fiscal year. AWBC’s net interest income is expected to increase under rising interest rates and decline under falling interest rates, indicating that AWBC is slightly asset sensitive. The economic value of the Company’s equity is also expected to increase with rising interest rates. Both of these interest rate risk measures remain within the Company’s policy limits.

Item 4.	Controls and Procedures.

During the first quarter of 2006, there were no changes in the Company’s internal control over financial reporting that materially affected or are reasonably likely to materially affect internal control over financial reporting.

During the quarter, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of the disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (Exchange Act). Based upon that evaluation, the Company’s chief executive officer and the chief financial officer concluded that the Company’s disclosure controls and procedures were effective, as of the end of the period covered by this report, in ensuring that material information relating to AmericanWest Bancorporation, including its consolidated subsidiaries, required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Item 1A.	Risk Factors

There have been no material changes in risk factors.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.	Other Information

AWBC’s Board of Directors has authorized the repurchase of up to 250,000 shares of the Company’s common stock at a price within certain parameters. The stock repurchase program may be limited or terminated at any time without prior notice. Stock repurchases under this program may be made through open market and privately negotiated transactions at times and in such amounts as management deems appropriate. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements and other market conditions. As of March 31, 2006, there were 11,248,334 shares of common stock outstanding.

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

AMERICANWEST BANCORPORATION

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized on May 8, 2006.

AMERICANWEST BANCORPORATION

/s/ Robert M. Daugherty
Robert M. Daugherty, President and Chief Executive Officer

/s/ Diane L. Kelleher
Diane L. Kelleher, Executive Vice President and Chief Financial Officer