Form 10-Q
period 2006-06-30
AMERICANWEST BANCORPORATION
filed 2006-08-08
CIK 726990

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2006

or

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

Large Accelerated filer  ☐                 Accelerated filer  ☒                 Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Number of Shares Outstanding
Common Stock	11,370,919 at August 1, 2006

AMERICANWEST BANCORPORATION

INDEX TO QUARTERLY REPORT ON FORM 10-Q

June 30, 2006

AMERICANWEST BANCORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CONDITION

(unaudited)

($ in thousands)

	June 30, 2006	December 31, 2005
ASSETS
Cash and due from banks	$41,467	$40,825
Overnight interest bearing deposits with other banks	885	11,119

Cash and cash equivalents	42,352	51,944
Securities, available-for-sale at fair value	44,783	31,364
Loans, net of allowance for loan losses of $14,527 and $14,361, respectively	1,174,790	947,893
Loans, held for sale	5,439	3,395
Accrued interest receivable	8,197	6,969
FHLB stock	6,319	5,397
Premises and equipment, net	26,574	21,762
Foreclosed real estate and other foreclosed assets	876	2,221
Bank owned life insurance	19,357	16,987
Goodwill	33,136	12,050
Intangible assets	8,094	2,391
Other assets	6,293	6,761

TOTAL ASSETS	$1,376,210	$1,109,134

LIABILITIES
Noninterest bearing demand deposits	$223,561	$191,192
Interest bearing deposits:
NOW, savings accounts and MMDA	443,250	391,876
Time, $100,000 and over	216,974	149,101
Other time	181,840	165,261

TOTAL DEPOSITS	1,065,625	897,430
FHLB advances	128,041	70,638
Other borrowings and capital lease obligations	3,441	899
Junior subordinated debt	20,620	10,310
Accrued interest payable	2,976	1,754
Other liabilities	6,812	6,626

TOTAL LIABILITIES	1,227,515	987,657
STOCKHOLDERS’ EQUITY
Common stock, no par, shares authorized 15 million; 11,422,767 issued and 11,362,267 outstanding at June 30, 2006; 10,547,407 issued and 10,490,907 outstanding at December 31, 2005	126,985	104,667
Retained earnings	22,045	17,967
Unearned compensation	—	(1,095)
Accumulated other comprehensive loss, net of tax	(335)	(62)

TOTAL STOCKHOLDERS’ EQUITY	148,695	121,477

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,376,210	$1,109,134

The accompanying notes are an integral part of these statements.

AMERICANWEST BANCORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

THREE AND SIX MONTHS ENDED JUNE 30, 2006 AND 2005

(unaudited)

($ in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
INTEREST INCOME
Interest and fees on loans	$23,535	$17,245	$42,392	$33,760
Interest on securities	458	328	916	671
Other interest income	28	21	79	31

TOTAL INTEREST INCOME	24,021	17,594	43,387	34,462

INTEREST EXPENSE
Interest on deposits	6,551	3,460	11,587	6,487
Interest on borrowings	1,957	612	3,064	1,180

TOTAL INTEREST EXPENSE	8,508	4,072	14,651	7,667

NET INTEREST INCOME	15,513	13,522	28,736	26,795
Provision for loan losses	704	190	1,486	1,265

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	14,809	13,332	27,250	25,530

NONINTEREST INCOME
Fees and service charges	1,388	1,213	2,554	2,336
Brokered fee income	405	268	685	736
Other	397	352	707	794

TOTAL NONINTEREST INCOME	2,190	1,833	3,946	3,866

NONINTEREST EXPENSE
Salaries and employee benefits	7,376	5,554	14,267	11,103
Occupancy expense, net	1,018	772	1,942	1,817
Equipment expense	953	706	1,840	1,505
State business and occupation tax	312	226	566	449
Foreclosed real estate and other foreclosed assets	81	353	507	419
Intangible assets amortization	294	63	394	126
Other	2,650	2,192	4,836	3,973

TOTAL NONINTEREST EXPENSE	12,684	9,866	24,352	19,392

INCOME BEFORE PROVISION FOR INCOME TAX	4,315	5,299	6,844	10,004
PROVISION FOR INCOME TAXES	1,547	1,757	2,427	3,323

NET INCOME	$2,768	$3,542	$4,417	$6,681

Basic earnings per common share	$0.24	$0.34	$0.40	$0.65
Diluted earnings per common share	$0.24	$0.34	$0.39	$0.64
Basic weighted average shares outstanding	11,376,386	10,387,957	11,038,376	10,355,891
Diluted weighted average shares outstanding	11,573,208	10,530,674	11,229,382	10,506,664

The accompanying notes are an integral part of these statements.

AMERICANWEST BANCORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2006 AND 2005

(unaudited)

($ in thousands)

	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$4,417	$6,681
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses and foreclosed real estate and other	1,829	1,265
Depreciation and amortization	1,561	1,340
(Gain) loss on sale of other	(23)	27
Stock-based compensation	542	—
Federal Home Loan Bank stock dividends	—	(22)
Loss on reclassification of premises to held for sale	300	—
Changes in assets and liabilities:
Net increase in loans held for sale	(2,044)	(1,589)
Accrued interest receivable increase	(305)	(62)
Bank owned life insurance increase	(174)	(406)
Other assets decrease	128	1,115
Accrued interest payable increase	812	113
Other liabilities increase (decrease)	(313)	15

NET CASH FROM OPERATING ACTIVITIES	6,730	8,477

CASH FLOWS FROM INVESTING ACTIVITIES
Securities available-for-sale:
Maturities, sales and principal payments	3,938	6,553
Purchases	(1,854)	(2,250)
Net increase in loans	(85,386)	(62,865)
Purchase of Columbia Trust Bancorp, net of cash acquired	17,858	—
Purchases of premises and equipment	(3,308)	(1,558)
Proceeds from sale of premises and equipment	65	675
Proceeds from foreclosed real estate and other foreclosed assets	1,548	2,732
Other changes in foreclosed real estate and other foreclosed assets	—	(225)

NET CASH USED IN INVESTING ACTIVITIES	(67,139)	(56,938)

CASH FLOWS FROM FINANCING ACTIVITIES
Net decrease in deposits	(7,719)	(46,564)
Proceeds from FHLB term advances	50,000	79,000
Repayments of FHLB term advances and net other borrowing activity	(621)	18,263
Proceeds from exercise of stock options	1,838	1,328
Excess cash benefits from stock-based compensation	441	—
Cash dividend paid to shareholders	(339)	—
Proceeds from issuance of junior subordinated debt	7,217	—

NET CASH PROVIDED BY FINANCING ACTIVITIES	50,817	52,027

NET CHANGE IN CASH AND CASH EQUIVALENTS	(9,592)	3,566
Cash and cash equivalents, beginning of period	$51,944	$29,217

Cash and cash equivalents, end of period	$42,352	$32,783

Supplemental Disclosures:
Cash paid during the period for:
Interest	$10,775	$7,554
Income taxes	$2,051	$1,468
Noncash Investing and Financing Activities:
Foreclosed real estate acquired in settlement of loans	$447	$1,504
Issuance of stock and options in acquisition	$20,592	$—
Fair value of assets acquired, net of cash acquired	$193,216	$—
Fair value of liabilities assumed	$190,482	$—

The accompanying notes are an integral part of these statements.

AMERICANWEST BANCORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. Basis of Presentation

The foregoing unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission. Accordingly, these financial statements do not include all of the disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes included in the annual report on Form 10-K for the year ended December 31, 2005. In the opinion of management, the unaudited interim consolidated financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim periods presented. The results of operations for the three and six month periods ended June 30, 2006 and June 30, 2005 are not necessarily indicative of the operating results for the full year. Certain prior year balances have been reclassified to conform to the current year presentation. These reclassifications had no effect on retained earnings or net income as previously presented.

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

NOTE 2. Securities

All of the securities are classified as available-for-sale and are carried at fair value. Unrealized gains and losses, net of tax, are excluded from earnings and reported as a net amount as a separate component of stockholders’ equity. Gains or losses on the sale of available-for-sale securities are determined using the specific identification method. Premiums and discounts are recognized in interest income using the effective interest method over the period to maturity. Carrying amounts and fair values at June 30, 2006 and December 31, 2005 were as follows:

	June 30, 2006		December 31, 2005
($ in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Obligations of Federal Government Agencies	$15,722	$15,446	$12,915	$12,769
Obligations of states, municipalities and political subdivisions	10,826	10,784	7,539	7,625
Mortgage backed securities	14,955	14,755	6,792	6,815
Corporate securities	1,498	1,427	3,001	2,866
Other securities	2,297	2,371	1,212	1,289

Total	$45,298	$44,783	$31,459	$31,364

AMERICANWEST BANCORPORATION

NOTE 3. Loans and Allowance for Loan Losses

Loan detail by category as of June 30, 2006 and December 31, 2005 were as follows:

($ in thousands)	June 30, 2006	December 31, 2005
Commercial real estate	$604,337	$501,328
Commercial and industrial	297,855	226,964
Agricultural	157,290	119,355
Real estate mortgage	69,564	58,803
Real estate construction	35,548	33,906
Installment	20,320	17,341
Other	5,239	5,186

Total Loans	$1,190,153	$962,883

Allowance for loan losses	(14,527)	(14,361)
Deferred loan fees, net of deferred costs	(836)	(629)

Net Loans	$1,174,790	$947,893

The allowance for loan loss is maintained at levels considered adequate by management to provide for possible loan losses. The allowance is based on management’s assessment of various factors affecting the loan portfolio, including problem loans, business conditions and loss experience, and an overall evaluation of the quality of the underlying collateral. Changes in the allowance for loan losses during the three and six months ended June 30, 2006 and 2005 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2006	2005	2006	2005
Balance, beginning of period	$14,597	$16,923	$14,361	$18,475
Provision charged to operations	704	190	1,486	1,265
Allowance related to acquired loans	—	—	2,068	—
Loan charge-offs	(917)	(1,832)	(3,644)	(4,507)
Recoveries	143	96	256	144

Balance, end of period	$14,527	$15,377	$14,527	$15,377

NOTE 4. Premises and Equipment

During the six months ended June 30, 2006, AWBC reclassified three buildings as held for sale. Buildings held for sale are recorded at the lower of cost or market value. AWBC recorded a write-down on these buildings of approximately $0.3 million. These buildings total $1.5 million and are included in the premises and equipment, net category on the statement of condition.

NOTE 5. Business Combination

On March 15, 2006 AWBC acquired Columbia Trust Bancorp (CTB) and its wholly-owned subsidiaries, Columbia Trust Bank and Columbia Trust Statutory Trust I, in an acquisition accounted for under the purchase method of accounting. The results of CTB have been included in the consolidated financial statements since that date.

The aggregate purchase price was $39.6 million and included cash of $17.5 million, common stock of $18.0 million, conversion of stock options valued at $2.6 million, and direct merger costs of $1.5 million. The value of the 720,746 shares issued was determined based on the $24.96 average closing market price of the Company’s common stock for the two trading days before and after the measurement date of March 8, 2006 when the number of shares to be issued was determined. The measurement period to determine the merger consideration of $45.70 to be paid for each share of Columbia Trust Bancorp common stock was the 20 day trading period ended on March 8, 2006. Outstanding CTB stock options were converted (using the same 1.8035 exchange ratio applied to the share conversion) into approximately 161,000 AWBC stock options at a weighted average fair value of $16.25 per option. Total transaction expenses of $2.8 million included $1.5 million of direct expenses noted above, $0.8 million of merger expenses that were paid by CTB prior to the close of the transaction, $0.3 million of loss related to the reclassification of premises into held for sale (NOTE 4) and $0.2 million of other miscellaneous expenses.

AMERICANWEST BANCORPORATION

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition.

($ in thousands)
Assets acquired:
Cash and cash equivalents	$36,820
Securities	15,937
Loans, net of allowance for loan losses	143,444
Goodwill	21,087
Other intangibles	6,097
Premises and equipment, net	3,022
Other assets	3,629

Total assets	$230,036

Liabilities assumed:
Deposits	175,914
FHLB advances and other borrowings	10,566
Junior subordinated debt	3,093
Other liabilities	909

Total liabilities	$190,482

Net assets acquired	$39,554

The core deposit intangible of $5.8 million is being amortized on a straight-line basis over 8 years. Noncompete agreements of $0.3 million are being amortized on a straight-line basis over the next 1-2 years. Goodwill of $21.1 million is not amortized but will be reviewed for potential impairment on an annual basis, or if events or circumstances indicate a potential impairment.

Additional adjustments to the purchase price allocation may occur as certain items are based on estimates at the time of acquisition, including taxes, direct costs and compensation adjustments.

AMERICANWEST BANCORPORATION

The following table presents unaudited proforma results of operations related to the acquisition consummated on March 15, 2006, for the six months ended June 30, 2006 and for the year ended December 31, 2005. The Company expects to realize cost savings as a result of the CTB merger that are not reflected in the proforma consolidated condensed statements of income. No assurance can be given with respect to the ultimate level of such cost savings. The CTB column reflects the actual results for the periods shown, prior to the acquisition date. The proforma column represents purchase adjustments which would have occurred during the periods shown if the acquisition would have occurred on January 1, 2005. The proforma results do not necessarily indicate the results that would have been obtained had the acquisition actually occurred on January 1, 2005.

For the six months ended June 30, 2006

($ in thousands, except per share amounts)	AWBC	CTB	Proforma Adjustments		Proforma Combined
Net interest income	$28,736	$1,411	$(27	)(a)	$30,120
Provision for loan losses	1,486	1,126			2,612
Noninterest income	3,946	(196)			3,750
Noninterest expense	24,352	2,192	145	(b)	26,689

Income before provision for income tax	6,844	(2,103)	(172)		4,569
Provision for income taxes	2,427	(779)	(61	)(c)	1,587

Net Income	$4,417	$(1,324)	$(111)		$2,982

Basic earnings per share	$0.40				$0.26
Diluted earnings per share	$0.39				$0.26
Basic weighted average shares outstanding	11,038,376				11,341,949
Diluted weighted average shares outstanding	11,229,382				11,556,172

(a)	Amount represents amortization of purchase adjustments.

(b)	Amount represents amortization of intangibles.

(c)	Income tax effect of proforma adjustments.

For the year ended December 31, 2005

($ in thousands, except per share amounts)	AWBC	CTB	Proforma Adjustments		Proforma Combined
Net interest income	$53,987	$8,227	$(185	)(a)	$62,029
Provision for loan losses	2,365	415			2,780
Noninterest income	8,383	772			9,155
Noninterest expense	41,135	7,010	924	(b)	49,069

Income before provision for income tax	18,870	1,574	(1,109)		19,335
Provision for income taxes	4,998	488	(394	)(c)	5,092

Net Income	$13,872	$1,086	$(715)		$14,243

Basic earnings per share	$1.33				$1.28
Diluted earnings per share	$1.31				$1.25
Basic weighted average shares outstanding	10,407,180				11,127,025
Diluted weighted average shares outstanding	10,593,903				11,396,879

(a)	Amount represents amortization of purchase adjustments.

(b)	Amount represents amortization of intangibles.

(c)	Income tax effect of proforma adjustments.

NOTE 6. Junior Subordinated Debentures

AmericanWest Statutory Trust II (Trust II), a wholly-owned subsidiary of AWBC, is a statutory business trust created in March 2006 for the exclusive purposes of issuing and selling capital securities and utilizing sale proceeds to acquire junior subordinated debt issued by AWBC. In March 2006, the Trust II issued $7.2 million of trust preferred securities with a 30 year maturity, callable after the fifth year. The rate is fixed at 6.755% for the first 5 years, and thereafter floats quarterly based on LIBOR (London Inter Bank Offered Rate) plus 1.50%. Trust II has invested these proceeds in junior subordinated debt of AWBC that has the same repayment terms.

AMERICANWEST BANCORPORATION

Columbia Trust Statutory Trust I (CTB Trust) was acquired from CTB on March 15, 2006. CTB Trust has $3.1 million of trust preferred securities outstanding which mature in June 2033 and are callable beginning in June 2008. The rate adjusts quarterly based on LIBOR plus 3.10%. CTB Trust has invested these proceeds in junior subordinated debt of CTB, assumed by AWBC, that has same repayment terms.

AmericanWest Capital Trust I (Trust I), a wholly-owned subsidiary of AWBC, is a statutory business trust created in September 2002 for the exclusive purpose of issuing and selling capital securities and utilizing sale proceeds to acquire junior subordinated debt issued by AWBC. During 2002, the Trust I issued $10.3 million in trust preferred securities and used the proceeds from the issuance to acquire junior subordinated debentures issued by AWBC. These securities have a 30 year maturity, callable after the fifth year. The rate adjusts quarterly based on LIBOR plus 3.40%. Trust I has invested these proceeds in junior subordinated debt of AWBC that has the same repayment terms.

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

NOTE 7. Comprehensive Income

Total comprehensive income, which includes net income, and unrealized gains and losses on the Company’s available-for-sale securities, net of tax, amounted to approximately $4.1 million and $6.5 million for the six months ended June 30, 2006 and 2005, respectively.

NOTE 8. Cash Dividends

On April 25, 2006, the Board of Directors declared a cash dividend of $0.03 per share payable on May 31, 2006 to shareholders of record at the close of business on May 5, 2006.

NOTE 9. Earnings Per Share

The following is a reconciliation of the numerators and denominators for basic and diluted per share computations for net income for the three and six months ended June 30, 2006 and 2005:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands, except per share)	2006	2005	2006	2005
Numerator:
Net income	$2,768	$3,542	$4,417	$6,681
Denominator:
Weighted average number of common shares outstanding	11,376,386	10,387,957	11,038,376	10,355,891
Incremental shares assumed for stock options	196,822	142,717	191,006	150,773

Total	11,573,208	10,530,674	11,229,382	10,506,664

Basic Earnings per common share	$0.24	$0.34	$0.40	$0.65
Diluted Earnings per common share	$0.24	$0.34	$0.39	$0.64

NOTE 10. Stock-Based Compensation

The AWBC Shareholders and Board of Directors approved the AmericanWest Bancorporation 2006 Equity Incentive Plan (Plan) in April of 2006. This plan supersedes the 2001 Incentive Stock Option Plan (2001 Plan). The Plan provides for the issuance of incentive options, nonqualified stock options, restricted stock awards and unrestricted stock awards to key employees, officers and directors. The maximum aggregate number of authorized shares issued under the Plan is 315,666, which was the number of unissued shares remaining under the 2001 Plan on the date of approval, plus any shares under the 2001 Plan as to which options or other benefits granted thereunder and outstanding as of April 25, 2006 may lapse, expire, terminate or be cancelled. The Board

AMERICANWEST BANCORPORATION

of Directors’ Compensation Committee administers the Plan. The maximum term of an incentive stock option granted under the Plan is ten years and the Plan will terminate on April 25, 2016. Incentive stock options granted under the Plan generally vest over a five year period and nonqualified options granted under the Plan generally vest immediately.

Effective January 1, 2006, AWBC adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. The fair values were calculated using the Black-Scholes-Merton model. Compensation cost is recorded as if each vesting portion of the award is a separate award. The adoption of this standard, using the modified prospective method, resulted in approximately $251,000 and $440,000 of compensation expense for the three and six months ended June 30, 2006, respectively. Net of taxes for the three and six months ended June 30, 2006, this reduced net income by approximately $183,000 and $339,000, respectively or $0.02 for both basic and diluted earnings per share for the three months ended June 30, 2006 and $0.03 for both basic and diluted earnings per share for the six months ended June 30, 2006. The weighted average fair value of options issued during the three and six months ended June 30, 2006 was $8.46 and $8.67, respectively. The weighted average fair value of options issued during the three and six months ended June 30, 2005 was $7.34. Total unrecognized compensation cost at June 30, 2006 is $0.7 million which will be recognized through 2010.

The following table summarizes the stock option activity for the six months ended June 30, 2006.

	Options	Weighted average exercise price
Outstanding at December 31, 2005	454,136	$15.96
Assumed through acquisition	160,818	12.00
Granted	17,507	25.89
Exercised	(153,675)	12.44
Forfeited	(6,320)	19.78

Outstanding at June 30, 2006	472,466	$16.07

Exercisable at June 30, 2006	273,826	$14.05

The weighted average assumptions for options issued during the three months ended June 30, 2006 included expected volatility of 28.0% (based on historical volatility), expected dividends of 0.5% (based on historical cash dividends), expected term of 5.0 years (based on the short-cut method) and risk free interest rate of 5.0% (based on US Treasury Constant Maturity yields for periods similar to the expected life of the option). The weighted average assumptions for options issued during the six months ended June 30, 2006 included expected volatility of 27.2% (based on historical volatility), expected dividends of 0.4% (based on historical cash dividends), expected term of 5.4 years (based on the short-cut method) and risk free interest rate of 4.9% (based on US Treasury Constant Maturity yields for periods similar to the expected life of the option). The weighted average assumptions for options issued during the three and six months ended June 30, 2005 included expected volatility of 24.8% (based on historical volatility), expected dividends of 0.0% (based on historical cash dividends), expected term of 7.5 years (based on the short-cut method) and risk free interest rate of 4.2% (based on US Treasury Constant Maturity yields for periods similar to the expected life of the option).

The weighted average remaining term for outstanding and exercisable stock options at June 30, 2006 was 6.5 years and 5.3 years, respectively. The aggregate intrinsic value at June 30, 2006 was $3.1 million for stock options outstanding and $2.4 million for stock options exercisable. The intrinsic value for stock options is

AMERICANWEST BANCORPORATION

calculated based on the exercise price of the underlying awards and the market price of our common stock as of the reporting date.

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

Prior to the Company’s adoption of SFAS 123(R) on January 1, 2006, employee stock options were accounted for under the intrinsic value method as allowed under Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees. Stock options are generally granted at exercise prices not less than the fair market value of common stock on the date of grant. Under APB No. 25, no compensation expense was recognized pursuant to AWBC’s stock option plans for stock options that are granted at exercise prices not less than the fair market value of common stock on the date of grant.

The following table sets out the proforma amounts of net income and earnings per share that would have been reported had AWBC elected to follow the fair value recognition provisions of Statement of Financial Accounting Standards Board No. 123(R), Share-Based Payment, in the prior year.

( $ in thousands, except per share)	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Reported Net Income	$3,542	$6,681
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of tax effects	(161)	(343)

Pro forma Net Income	$3,381	$6,338

Basic Earnings Per Share
Reported Earnings Per Share	$0.34	$0.65
Stock-based employee compensation, fair value	(0.01)	(0.04)

Pro forma Earnings Per Share	$0.33	$0.61

Diluted Earnings Per Share
Reported Diluted Earnings Per Share	$0.34	$0.64
Stock-based employee compensation, fair value	(0.02)	(0.04)

Pro forma Diluted Earnings Per Share	$0.32	$0.60

The intrinsic value of stock options exercised during the three and six months ended June 30, 2006 was $1.2 million and $1.8 million, respectively. The intrinsic value of stock options exercised during the three and six months ended June 30, 2005 was $0.2 million and $1.4 million, respectively.

NOTE 11. Restricted Common Stock Awards

The Company has granted performance common stock awards to certain executives and employees. The performance restricted stock awards vest between January 2010 and January 2011 and are expensed as compensation over the period earned. The agreements require that the Company will achieve a return on assets of 1.0% per year and, for every year that this goal is not achieved the award recipients will forfeit 20% of their restricted stock. Additionally, during the three months ended June 30, 2006, the Company granted 5,000 restricted stock awards. These awards do not have performance criteria and will vest after five years of service. Awards are forfeited if an employee departs prior to vesting.

The purpose of these awards was to promote the long-term interests of the Company and its shareholders by providing restricted stock as a means for retaining certain executives and employees. For the three and six months ended June 30, 2006 compensation expense, pre-tax, related to these grants was approximately $38,000 and $102,000, respectively. At June 30, 2006 there were 55,500 performance restricted stock awards outstanding and 5,000 restricted stock awards. At June 30, 2005, there were 35,000 performance restricted common stock awards outstanding.

AMERICANWEST BANCORPORATION

Due to the adoption of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, these amounts are no longer shown as common stock and as a negative component of equity as unearned compensation and rather are added to common stock as they are expensed. Total equity remained unchanged by the adoption of this standard.

The following table summarizes both nonvested performance based restricted common stock activity and nonvested restricted common stock activity for the six months ended June 30, 2006.

	Restricted Stock	Weighted average grant date fair value
Unvested as of December 31, 2005	56,500	$21.15
Granted	11,500	23.20
Forfeited	(7,500)	21.22

Unvested as of June 30, 2006	60,500	$21.53

NOTE 12. Subsequent Event

On July 20, 2006, the Board of Directors declared a cash dividend of $0.03 per share payable on August 31, 2006 to shareholders of record at the close of business on August 4, 2006.

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

The following discussion contains a review of the results of operations and financial condition for the three and six months ended June 30, 2006 and 2005. This information should be read in conjunction with the financial statements and related notes appearing in this report. The reader is assumed to have access to AWBC’s Form 10-K for the year ended December 31, 2005, which contains additional information.

AmericanWest Bancorporation

AmericanWest Bancorporation (AWBC or Company) is a Washington corporation registered as a bank holding company under the Bank Holding Company Act of 1956. AWBC is headquartered in Spokane, Washington. AWBC’s wholly-owned banking subsidiary is AmericanWest Bank (AWB or Bank), a Washington state chartered bank that operates in Eastern and Central Washington, Northern Idaho and the Salt Lake City, Utah metropolitan area. Unless otherwise indicated, reference to AWBC shall include AWB. AWB’s operations in Utah are in the initial stages and will be doing business as Precision Bank. AmericanWest Bancorporation’s unconsolidated information will be referred to as the Parent Company. The bank holding company was formed in 1983 as United Security Bancorporation, with the initial subsidiary, United Security Bank, founded in 1974. The subsidiary bank charters then existing were consolidated in 2001 and the holding company name changed to AmericanWest Bancorporation. AWBC trades on NASDAQ under the symbol AWBC.

The financial statements reflect AWBC’s acquisition of Columbia Trust Bancorp, and its subsidiary, Columbia Trust Bank, on March 15, 2006. Additionally, AWBC acquired Columbia Trust Bancorp’s subsidiary, Columbia Trust Statutory Trust I on the same date. At June 30, 2006, AWBC had total assets of $1.376 billion, net loans of $1.175 billion, deposits of $1.066 billion and stockholders’ equity of $0.149 billion.

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

Business Strategy

AWB provides a full range of banking services to small and medium-sized businesses, agricultural businesses, professionals and consumers through 43 offices located in Eastern and Central Washington and Northern Idaho.

AMERICANWEST BANCORPORATION

Additionally, AWB provides services through loan production offices in Ellensburg, Washington and Salt Lake City, Utah.

AWBC derives income primarily from the difference between the interest income it earns on loans and investments and the interest expense it pays on customers’ deposits and the Company’s borrowings, commonly known as net interest income. This is supplemented by noninterest income that the Company earns. Noninterest income is mainly derived from service fees related to deposit services, broker fees earned through mortgage banking activities, increases in the cash surrender value of bank owned life insurance and gains on sales of assets. These income sources are partially offset by the provision for loan losses related to risks and charges associated with its loan portfolio and by operating expenses, including salaries and employee benefits, occupancy and equipment expenses, state business and occupation taxes, foreclosed real estate and other foreclosed assets expense, intangible assets amortization and other expenses. Other expenses may include, but are not limited to, professional fees, advertising, travel and training.

AWB’s products and services consist mainly of gathering deposits and providing loans to enable its customers to meet their financial objectives. The Bank offers a variety of accounts designed to attract both short term and long term deposits from its retail and business customers. These accounts include noninterest bearing demand deposits, negotiable order of withdrawal (NOW) accounts, money market demand accounts (MMDA), savings accounts and time deposits. Interest bearing accounts earn interest at rates established by AWB management based on competitive market factors and management’s desire to increase or decrease certain types or maturities of deposits based on anticipated future funding needs. AWB’s loan portfolio consists of commercial real estate loans, commercial and industrial loans, agricultural loans, real estate mortgage loans, real estate construction loans and installment and other loans. The majority of the loans held by AWB are to borrowers within the Bank’s principal market areas.

Recent Events

On March 15, 2006, AWBC completed its acquisition of Columbia Trust Bancorp (CTB), the parent company of Columbia Trust Bank. This acquisition was consistent with AWBC’s strategy to expand the markets that it serves. AWBC acquired total assets of $230 million and total deposits of $176 million from CTB. CTB had financial centers located in Pasco, Kennewick, Sunnyside and Yakima, Washington through which it provided commercial banking services. AWBC already had financial centers in Kennewick, Sunnyside and Yakima and consolidated two of these locations during the second quarter. Overall, the cost savings related to these consolidations and the assumption of administration and management functions are expected to be in excess of $3 million to the combined entities during the first twelve months of operations following the consolidation of financial centers which occurred during the last weekend of April. This estimate includes the impact of a net reduction of 32 employees. For additional information about this transaction refer to Note 5 Business Combination to the Financial Statements.

AWBC has recently announced that the Bank received regulatory approval from the Washington Department of Financial Institutions to open a new financial center in Yakima, Washington. This location will replace the existing West Yakima financial center in the third quarter of this year.

AWBC has also previously announced that the Bank received regulatory approval to open de novo financial centers in the fast growing markets of Sandpoint and Coeur d’Alene, Idaho. The Sandpoint financial center opened in the first quarter and the Coeur d’Alene financial center is expected to open in the fourth quarter of 2006.

AWB opened a loan production office in the greater metropolitan Salt Lake City, Utah area during the second quarter of 2006. AWB has recently received regulatory approval for this entity to operate under the business name “Precision Bank.” AWB intends to open full-service financial center operations in this rapidly growing Utah market later this calendar year.

AWB also recently received approval from the Washington State Department of Financial Institutions and the Federal Deposit Insurance Corporation to open two new financial centers in newly developing neighborhoods, one to be located in College Place, Washington, near Walla Walla, and the other to be located in the West Plains area near Spokane, Washington. AWB intends to open each financial center in the fourth quarter of this year.

AMERICANWEST BANCORPORATION

Effective July 1, 2006 Dr. Kay C. Carnes was appointed to the Board of Directors of both AWBC and AWB. AWBC expanded the size of its Board of Directors from six to seven to accommodate the appointment of Dr. Carnes. Dr. Carnes will serve on the Audit and Compliance Committee of the Board.

On June 27, 2006 the Board of Directors appointed Robert M. Bowen as Executive Vice President of AWB. Mr. Bowen is managing the Bank’s loan production office operations in the State of Utah.

In April 2006, AWBC announced Craig D. Eerkes has been elected Chairman of the Board of Directors for AmericanWest Bank and AmericanWest Bancorporation.

Performance Overview

The table below summarizes the Company’s financial performance for the three and six months ending June 30, 2006 and 2005:

	Three Months Ended June 30,			Six Months Ended June 30,
($ in thousands except per share data)	2006	2005	% Change	2006	2005	% Change
Interest Income	$24,021	$17,594	36.5%	$43,387	$34,462	25.9%
Interest Expense	8,508	4,072	108.9%	14,651	7,667	91.1%

Net Interest Income	15,513	13,522	14.7%	28,736	26,795	7.2%
Provision for Loan Loss	704	190	270.5%	1,486	1,265	17.5%

Net interest income after provision for loan losses	14,809	13,332	11.1%	27,250	25,530	6.7%

Noninterest Income	2,190	1,833	19.5%	3,946	3,866	2.1%
Noninterest Expense	12,684	9,866	28.6%	24,352	19,392	25.6%

Income before provision for income taxes	4,315	5,299	-18.6%	6,844	10,004	-31.6%
Provision for income taxes	1,547	1,757	-12.0%	2,427	3,323	-27.0%

Net Income	$2,768	$3,542	-21.9%	$4,417	$6,681	-33.9%

Basic earnings per common share	$0.24	$0.34	-29.4%	$0.40	$0.65	-38.5%
Diluted earnings per common share	$0.24	$0.34	-29.4%	$0.39	$0.64	-39.1%

	Three Months Ended		Six Months Ended
	6/30/2006	6/30/2005	6/30/2006	6/30/2005
Financial Ratios, annualized:
Return on average assets	0.82%	1.39%	0.72%	1.31%
Return on average equity	7.61%	12.86%	6.55%	12.39%
Efficiency ratio	69.99%	63.84%	73.31%	62.84%
Noninterest income to average assets	0.65%	0.72%	0.64%	0.76%
Noninterest expenses to average assets	3.76%	3.86%	3.95%	3.80%
Net interest margin to average earning assets	5.07%	5.77%	5.09%	5.71%
Ending shareholders’ equity to assets	10.80%	10.19%	10.80%	10.19%
Ending tangible shareholders’ equity to average assets	7.95%	9.60%	8.64%	9.55%

Net Income

The Company reported net income of $2.8 million or $0.24 per fully diluted share for the three months ended June 30, 2006 compared to $3.5 million or $0.34 per fully diluted share for the same period in 2005. Net income for the six months ended June 30, 2006 was $4.4 million or $0.39 per fully diluted share as compared to $6.7 million and $0.64 per fully diluted share for the same period of 2005. Return on average assets, annualized, for the six months ended June 30, 2006 was 0.72% as compared to 1.31% for the similar period of the prior year. Return on equity, annualized, for the six months ended June 30, 2006 was 6.55% as compared to 12.39% for the similar period of the prior year.

Net income for the three months ended June 30, 2006 decreased $0.8 million as compared to the similar period of the prior year due mainly to higher noninterest expenses of $2.8 million. Noninterest expenses were higher in the current period due primarily to a $1.8 million increase in salaries and employee benefits related to higher full time equivalents (FTE) and expensing of stock options. The other expense categories were all higher as well due to expansion activities, technology improvements and support services enhancements. Also, the provision for loan losses was higher by $0.5 million and the effective tax rate is higher. These unfavorable variances were partially offset by an increase in net interest income of $2.0 million and higher noninterest income of $0.4 million. The net interest income increased due to higher average earning asset balances of $288.8 million despite the quarterly net

AMERICANWEST BANCORPORATION

interest margin decline to 5.07% from 5.77%. Noninterest income was higher mainly due to increases in deposit fees and service charges and brokered mortgage loan activity.

Net income for the six months ended June 30, 2006 decreased $2.3 million as compared to the similar period of the prior year due mainly to higher noninterest expenses of $5.0 million. Noninterest expenses were higher in the current period due primarily to the increase in salaries and employee benefits of $3.2 million related to an increase in FTE from 408 to 491 as the Bank positions itself to take advantage of its entry into high growth markets, plus expensing of stock options of $0.4 million and a vacation policy change of $0.2 million. Equipment expense was higher over the prior year by $0.3 million due mainly to service contracts. Intangible assets expense is higher than the prior year due to the CTB acquisition. Foreclosed real estate and other foreclosed assets expense has increased due mainly to a $0.3 million write down which occurred in the first quarter of 2006. Other expenses have also increased $0.9 million. This increase includes higher advertising, insurance, acquisition costs and training expenses. Also, the provision for loan losses was higher by $0.2 million and the effective tax rate is higher primarily due to the recapture of certain tax credits recognized in prior years. These unfavorable variances were partially offset by higher net interest income of $1.9 million due to an increase in average earning asset balances of $191.9 million as the net interest margin declined to 5.09% from 5.71%. Noninterest income was slightly higher, including the loss of $0.3 million on the reclassification to held for sale of three buildings related to the CTB consolidation and the gain on sale of mortgage servicing of $0.2 million.

Net Interest Income

Net interest income was higher at $15.5 million for the three months ended June 30, 2006 as compared to $13.5 million for the similar period of the prior year. Interest income for the three months ending June 30, 2006 has increased $6.4 million to $24.0 million from the same period of the prior year due to higher average earning assets by $288.8 million and higher average yields by 34 basis points (bps). Interest expense has increased $4.4 million to $8.5 million for the three months ended June 30, 2006 as compared to the similar period of the prior year due to higher average interest bearing liabilities by $241.2 million and higher average costs by 127 bps.

Net interest income was $28.7 million for the six months ended June 30, 2006 as compared to $26.8 million for the same period of the prior year. Interest income for the six months ended June 30, 2006 has increased $8.9 million to $43.4 million from the same period of the prior year due to $191.9 million in higher average earning assets and higher average yields by 34 bps. Interest expense for the six months ending June 30, 2006 increased $7.0 million to $14.7 million due to higher interest bearing liabilities by $150.5 million and higher average costs by 123 bps.

AMERICANWEST BANCORPORATION

The following table sets forth the Company’s net interest margin for the six months ending June 30, 2006 and 2005.

	Six Months Ended June 30,
	2006			2005
($ in thousands)	Average Balance	Interest	%	Average Balance	Interest	%
Assets
Loans	$1,093,338	$42,392	7.82%	$915,530	$33,760	7.44%
Taxable securities	29,767	730	4.95%	18,751	467	5.02%
Nontaxable securities	9,405	282	6.05%	8,712	276	6.39%
FHLB Stock	5,922	—	0.00%	5,386	22	0.82%
Overnight deposits with other banks and other	3,035	79	5.25%	1,166	31	5.36%

Total interest earning assets	1,141,467	43,483	7.68%	949,545	34,556	7.34%

Noninterest earning assets	101,981			80,379

Total assets	$1,243,448			$1,029,924

Liabilities
Interest bearing demand deposits	$86,494	$314	0.73%	$63,110	$93	0.30%
Savings and MMDA deposits	337,363	4,475	2.67%	354,731	2,918	1.66%
Time deposits	353,115	6,798	3.88%	261,493	3,476	2.68%

Total interest bearing deposits	776,972	11,587	3.01%	679,334	6,487	1.93%

Overnight borrowings	44,160	1,085	4.95%	40,416	576	2.87%
Other borrowings	71,672	1,979	5.57%	22,506	604	5.41%

Total interest bearing liabilities	892,804	14,651	3.31%	742,256	7,667	2.08%

Noninterest bearing demand deposits	205,770			169,967
Other noninterest bearing liabilities	8,928			8,984

Total liabilities	1,107,502			921,207
Stockholders’ Equity	135,946			108,717

Total liabilities and stockholders’ equity	$1,243,448			$1,029,924

Net interest income and spread		$28,832	4.37%		$26,889	5.26%

Net interest margin to average earning assets			5.09%			5.71%

The above table includes nonaccrual loans in the average loan balances. Tax exempt securities income has been presented using a tax equivalent basis and an assumed tax rate of 34%.

The net interest margin for the six months ended June 30, 2006 was 5.09% compared to 5.71% for the similar period of the prior year. The lower than anticipated net interest margin is primarily due to loan growth being funded with higher cost wholesale and retail deposits. Overall, interest rates have been rising in conjunction with the increase in the Fed Funds rate to 5.25% as of June 30, 2006 from 3.25% as of June 30, 2005. During this period of rising interest rates, the cost of deposits has been rising faster than anticipated as the competition for deposits has intensified. The proportion of deposits to total assets is similar for the first six months of 2006 and 2005 at 77%. Another reason for the net interest margin decline is the slower rise in the loan yield as compared to the cost of interest bearing liabilities which is attributable to deliberate changes in the loan portfolio to improve overall credit quality. These results are also indicated in the improvements in the credit quality ratios.

The yield on earning assets was 34 basis points higher for the six months ended June 30, 2006 as compared to the same period of the prior year. The yield on average earning assets for the first six months of 2006 was 7.68% as compared to 7.34% for the six months ended June 30, 2005. The average balance of earning assets was $1.141 billion as of June 30, 2006 which is $191.9 million higher as compared to June 30, 2005. Loan yields for the six months ended June 30, 2006 were 38 bps higher at 7.82% compared to 7.44% for the six months ended June 30, 2005. Average loans represented 96% of average earning assets for both of these time periods. The average yield on securities was 5.21% for the first six months of 2006 as compared to 5.46% for the same period of the prior year. These average yields on securities exclude FHLB stock of $5.9 million and $5.4 million for the six months ended June 30, 2006 and 2005, respectively, which had dividend yields of 0.00% and 0.82%.

AMERICANWEST BANCORPORATION

The cost of interest bearing liabilities increased 123 basis points to 3.31% for the six months ended June 30, 2006 as compared 2.08% for the same period of the prior year. The cost of interest bearing deposits for the six months ended June 30, 2006 was 3.01% compared to 1.93% for the six months ended June 30, 2005. The increase in the cost of deposits was due to higher market rates and intensified competition for deposits to which AWB responded with raised deposit yields on some products to remain competitive and to retain deposit balances. The increase of $35.8 million in average noninterest bearing deposits during the first six months of 2006 partially offset the impact of the increase in rates on interest bearing deposits. This increase was the result of sales efforts which produced an increase in new accounts plus the acquired accounts from the CTB acquisition. The cost of overnight and term borrowings for the six months ended June 30, 2006 was 4.95% and 5.57%, respectively. These compare to 2.87% and 5.41%, respectively, for the six months ended June 30, 2005.

Provision for Loan Losses

The provision for loan losses for the three and six months ended June 30, 2006 was $0.7 million and $1.5 million, respectively. These compare to $0.2 million and $1.3 million for the three and six months ended June 30, 2005, respectively. The provision is due to management’s continual assessment of specific loan characteristics in the portfolio and its determination of loan classifications. In general, AWB regularly evaluates the level of provision and the allowance for loan losses for adequacy by considering changes in the nature of the loan portfolio, portfolio composition, overall portfolio quality, industry concentrations, delinquency trends, current economic factors and the estimated impact of current economic conditions that may affect a borrower’s ability to pay. Management continually monitors the economic conditions of the markets in which it currently operates, which includes Eastern and Central Washington, Northern Idaho and Salt Lake City, Utah. This information is used in the analysis of its provision for loan losses. Management also considers general economic conditions in its analysis. The provision for loan losses is a significant estimate and the use of different assumptions could produce different results.

Noninterest Income

Noninterest income for the three and six months ended June 30, 2006 was approximately $2.2 million and $3.9 million, respectively. This represented an increase of $0.4 million and $0.1 million, respectively over the same three and six month periods of the prior year. During 2006, AWBC reclassified three buildings as held for sale and recorded a loss of $0.3 million. Partially offsetting this decrease in income, AWBC sold its mortgage servicing during 2006 which resulted in a gain of $0.2 million. Enhancements in Cash Management services, Mortgage Banking and a new Private Banking initiative are supporting managements’ efforts to increase these noninterest income sources for the remainder of the year.

Noninterest Expense

Noninterest expense increased by $2.8 million or 29% to $12.7 million for the three months ended June 30, 2006 compared to the three months ended June 30, 2005. Noninterest expenses increased $5.0 million or 26% for the six months ended June 30, 2006 compared to the six months ended June 30, 2005. The increase for the six months as compared to the prior year consists of higher salaries and employee benefits of $3.2 million, other expenses of $0.9 million, equipment expense of $0.3 million and intangibles expense of $0.3 million. The activity in these categories is summarized below.

•	Salaries and employee benefits increased due to the FTE count increasing during the year. This includes the expansion with CTB and new Idaho financial centers plus augmenting the overall relationship management team during 2005 to support anticipated growth.

•	During the first quarter of 2006, AWBC modified its vacation policy to be more competitive which resulted in a one time expense of $0.2 million which is included in salaries and employee benefits.

•	Effective January 1, 2006, AWBC adopted Statement of Financial Accounting Standards No. 123R, Share-based payments, which mandated the expensing of stock options. As a result, AWBC has recorded $0.4 million of expense in the six months ended June 30, 2006 which is included in salaries and employee benefits.

•	Equipment expenses increased due mainly to the continued expansion plans in the existing footprint and in Utah.

•	Intangibles amortization expense has increased over the prior year due to the acquisition of CTB which occurred in the first quarter of 2006.

•	Other expenses increased from the similar six month period of the prior year due mainly to increased advertising costs, acquisition related expenses, training costs and various other expense increases related to the increased volume of activities.

AMERICANWEST BANCORPORATION

Additionally, noninterest expenses related to expansion plans in the growing footprint markets to further enhance balance sheet and revenue growth for the remainder of 2006 and 2007 are anticipated to be approximately $1.5 million and $4.0 million, respectively. These investments are anticipated to break even within 12 to 18 months after their opening.

Provision for Income Tax

The provision for income tax as a percentage of income before provision for income tax has increased to 35.5% for the six months ended June 30, 2006 compared to 33.2% in the similar period of 2005. During the years ended December 31, 2004 and 2005, the Company recognized historical tax rehabilitation credits. Management has determined that some of the tax credits recognized will be recaptured due to a modification to the usage of those buildings. The recapture is expected to result in the effective tax rate increasing over the preceding year’s.

Nonperforming Assets

Nonperforming assets include loans that are 90 or more days past due or in nonaccrual status and real estate and other loan collateral acquired through foreclosure and repossession. Accruing loans 90 days or more past due may remain on an accrual basis because they are adequately collateralized and in the process of collection. For nonaccrual loans no interest is taken into income unless received in cash and the borrower demonstrates an ability to resume payments of principal and interest. Interest previously accrued, but not collected, is reversed and charged against income at the time a loan is placed in nonaccrual status. The following table summarizes the nonperforming assets at June 30, 2006, December 31, 2005 and June 30, 2005.

($ in thousands)	6/30/2006	12/31/2005	6/30/2005
Accruing loans over 90 days past due	$0	$31	$74
Nonaccrual loans	13,577	14,452	15,441

Total nonperforming loans	$13,577	$14,483	$15,515
Foreclosed real estate and other foreclosed assets	876	2,221	3,222

Total nonperforming assets	$14,453	$16,704	$18,737

Total nonperforming loans to total gross loans	1.14%	1.50%	1.58%
Total nonperforming assets to total assets	1.05%	1.51%	1.69%
Allowance for loan loss to total gross loans	1.22%	1.49%	1.56%
Allowance for loan loss to nonperforming loans	107.00%	99.16%	99.11%

Total nonperforming assets were $14.5 million or 1.05% of total assets at June 30, 2006. This compares to $18.7 million or 1.69% of assets at June 30, 2005. The nonperforming assets were $16.7 million or 1.51% of total assets at December 31, 2005. The majority of nonperforming assets are comprised of several loans and properties.

Significant increases in nonperforming assets during the six months ended June 30, 2006 are discussed below.

•	The Bank is carrying as nonaccrual two related loans totaling $6.3 million, due to the principal guarantor seeking relief under a Chapter 11 Bankruptcy filing. During the first quarter, the Company collected $1.5 million from liquidation of a portion of the collateral, and also charged off $2.4 million, resulting in a balance of $2.4 million. The loans are related to private investments of the guarantor and a casino operation located in Western Washington that is owned in part by the guarantor. Based upon schedules provided to the Creditor’s Committee in the Bankruptcy proceeding, the Bank anticipates ultimately receiving payment in full of the current carrying value of the loans. The Bank has been named to the Creditor’s Committee, and will continue to evaluate the adequacy of reserves on an ongoing basis.

•	During the second quarter the Bank classified as nonaccrual two loans totaling $1.0 million to a dryland farming operation located in Pendleton, Oregon due to operating losses and failure to comply with the terms of the loan agreements. Subsequent to quarter end, the Bank was paid in full as the borrower refinanced the loans.

AMERICANWEST BANCORPORATION

Significant decreases in nonperforming assets during the six months ended June 30, 2006 are discussed below.

•	In the first quarter, the Company sold nonaccrual loans totaling $3.3 million, related to a winery operation located in Walla Walla, Washington, to a private third party for $3.0 million. The remaining $0.3 million was charged off during the first three months of 2006.

•	During the six months ended June 30, 2006, the Company sold foreclosed real estate and other foreclosed assets of $1.5 million.

•	The Company also sold nonaccrual loans totaling $1.0 million during the second quarter, related to a housing facility for mentally disabled and chemically dependent tenants located in Spokane, Washington to a private third party for $1.0 million.

The Bank has evaluated collateral coverage of the principal balances of the assets that are nonperforming and has provided for specific reserves of $0.3 million as a separate component of the overall loan loss reserve. Subsequent to the end of the quarter, AWBC received payments in excess of $1.5 million, including recovered interest, related to nonperforming loans. Had these payments been received prior to June 30, 2006, nonperforming assets to total assets would have been 0.95%.

Financial Condition

The Company’s consolidated assets at June 30, 2006 and December 31, 2005 were $1.376 billion and $1.109 billion, respectively. Cash and cash equivalents decreased to $42.4 million at June 30, 2006 from $51.9 million at December 31, 2005.

Total stockholders’ equity was $148.7 million at June 30, 2006, up from $121.5 million at December 31, 2005. The increase in stockholders’ equity was largely due to the issuance of $18.0 million in stock, the $2.6 million of stock options acquired related to the Columbia Trust Bancorp acquisition, and the net income for the six months ended June 30, 2006 of $4.4 million.

Investment Portfolio

The Company’s investment portfolio increased from $31.4 million at December 31, 2005 to $44.8 million at June 30, 2006 due mainly to the $15.9 million of securities acquired from CTB. All securities are classified as available-for–sale and recorded at their fair market value. Management believes that this classification provides greater flexibility to respond to interest rate changes and liquidity needs. The Company’s portfolio includes two corporate bonds which have fallen below investment grade totaling $1.4 million at June 30, 2006. As these investments have relatively short maturities (both mature in 2008) and the companies are anticipated to have cash flows sufficient to meet the required payments, management has decided to continue to hold these investments.

Loan Portfolio

Total gross loans increased $227.3 million or 23.6% to $1.190 billion as of June 30, 2006 from $962.9 million at December 31, 2005. This includes the CTB acquired gross loans of $145.5 million. Loan growth, excluding the CTB acquired portfolio, was $81.8 million or 8.5% during the six months ended June 30, 2006 including an increase of $74.4 million in commercial and industrial loans and commercial real estate loans. The percentage of commercial real estate loans remained consistent at 51% of the total portfolio at June 30, 2006 compared to 52% at December 31, 2005.

A majority of the Bank’s loans are to small and medium-sized businesses, agricultural businesses, professionals and consumers in Eastern and Central Washington and Northern Idaho and are secured by residential and commercial real estate, crops, business inventory and receivables. Real estate values in this area remain stable. Prices for agricultural commodities also remain at normal levels. However, significant, long term changes in either of these underlying factors could affect the collectability of a material portion of the Bank’s loans outstanding. Each of these factors is also considered in the analysis of assessing the adequacy of the allowance for loan losses.

The major classifications of loans at June 30, 2006 and December 31, 2005 can be found in the Notes to Condensed Consolidated Financial Statements.

AMERICANWEST BANCORPORATION

Allowance for Loan Losses

At June 30, 2006, the Company’s allowance for loan losses was $14.5 million or 1.22% of total gross loans. This compares to $14.4 million or 1.49% at December 31, 2005. The allowance for loan losses is increased by charges to income through the provision for loan losses, allowance related to acquired loans and decreased by charge-offs, net of recoveries. Loans are charged to the allowance when management believes the collection of principal is unlikely.

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

Management believes that the allowance for loan losses is adequate. Additionally, management believes the acquired allowance related to the CTB loan portfolio is consistent with the inherent risks in the acquired portfolio. Management uses currently available information to recognize losses on loans and foreclosed real estate and other foreclosed assets; however, future additions to the allowances may be necessary based on changes in economic conditions and borrower or loan characteristics.

Deposits

The Company’s primary source of funds is customer deposits. To attract and retain deposits, the Bank offers a wide variety of account types and maturities, both interest bearing and noninterest bearing. Some account types have additional services bundled with them, such as free checks and free or discounted access to other bank services. Interest rates on accounts are determined by management based on the Bank’s funding needs and market conditions and can change as frequently as daily.

At June 30, 2006, total deposits were $1.066 billion, an increase of $168.2 million from $897.4 million at December 31, 2005. Deposits acquired from CTB were $175.9 million. NOW, savings and MMDA accounts have increased $51.4 million, time deposits have increased $84.5 million and noninterest bearing deposits have increased $32.4 million from December 31, 2005. The Company strives to maintain a high percentage of noninterest bearing deposits, which lower the Bank’s cost of funds and result in higher interest margins. The Company’s ratio of noninterest bearing deposits to total deposits has remained consistent at 21% as of June 30, 2006 and 2005.

AWB management is focused on building premier customer relationships to support higher deposit balances, including noninterest bearing transaction accounts. Strategies to achieve this goal include being the employer of choice to attract and retain highly talented staff with strong local connections, enhancing the sales culture, continued centralization of non sales activities, providing excellent products and competitive pricing, and improving distribution channels. Distribution is being improved through expansion into growth markets both within its existing footprint and beyond it when significant opportunities arise, such as in the Utah market, and through the rollout of additional ATMs that are creating more convenience for our customers.

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

AMERICANWEST BANCORPORATION

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

As indicated on the Company’s Condensed Consolidated Statement of Cash Flows, net cash from operating activities for the six months ended June 30, 2006 contributed $6.7 million to liquidity.

At June 30, 2006, FHLB advances and other borrowings and capital lease obligations stood at $128.0 million and $3.4 million, respectively. These balances represented an increase of $57.4 million in FHLB advances and an increase of $2.5 million in other borrowings and capital lease obligations in comparison to December 31, 2005 balances, which were $70.6 million and $0.9 million, respectively. Additionally, junior subordinated debt has increased $10.3 million to $20.6 million at June 30, 2006. This increase was due to the issuance of junior subordinated debt of $7.2 million in March 2006 and $3.1 million of junior subordinated debt acquired from CTB.

As of June 30, 2006 and December 31, 2005, the Bank had available credit (after deducting outstanding borrowings) from the FHLB of $59.0 million and $100.3 million, respectively. These lines were available for overnight and term borrowings at market interest rates. Borrowings from the FHLB of Seattle are secured with loan collateral. In addition, securities collateral is pledged to the Federal Reserve Bank from time to time. In addition, the Bank had available credit of $90.0 million at June 30, 2006 and $70.0 million at December 31, 2005 in the form of Fed Funds from its correspondent banks.

The Parent Company had cash balances of $4.5 million as of June 30, 2006 which is slightly higher than the cash balances held as of December 31, 2005. During the first quarter, the Parent Company received a $10.0 million dividend from AWB and $7.0 million in trust preferred securities proceeds from its Trust II. These funds provided the cash consideration of $17.5 million for the CTB acquisition. Cash received from the exercise of options was more than sufficient to cover other operating expenses. The Parent Company paid a cash dividend of $0.03 per share on its common stock on May 31, 2006 to shareholders of record at the close of business on May 5, 2006. The Parent Company did not repurchase any shares for the six months ended June 30, 2006. The Parent Company has a $5.0 million line of credit with one of its correspondent banks for general corporate purposes. Subsequent to the end of the quarter, on July 20, 2006, the Board of Directors declared a cash dividend of $0.03 per share payable on August 31, 2006 to shareholders of record at the close of business on August 4, 2006.

Capital Resources

AWBC’s total stockholders’ equity to total assets ratio increased to 10.80% as of June 30, 2006 from 10.19% as of June 30, 2005. For the six months ended June 30, 2006, AWBC’s ending tangible shareholders’ equity to average assets ratio decreased to 8.64% as compared to 9.55% for the similar period of the prior year mainly as a result of new goodwill and other intangible assets of $21.1 million and $6.1 million, respectively, related to the acquisition of CTB during the first three months of 2006.

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

AMERICANWEST BANCORPORATION

The table below lists AWB and AWBC’s capital ratios relative to regulatory requirements at June 30, 2006:

Capital Ratio	Regulatory Standard for “Well Capitalized” Rating	AWBC Actual Ratio	AWB Actual Ratio
Tier 1 Capital to Average Total Assets	5.00%	9.75%	9.42%
Tier 1 Capital to Risk Weighted Assets	6.00%	10.35%	10.00%
Total Capital to Risk Weighted Assets	10.00%	11.52%	11.17%

Management has established and continues to meet its target of remaining above the regulatory standard for achieving a “well capitalized” rating.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

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

As is true for any banking services provider, unfavorable changes in the interest rate environment may reduce the Bank’s profits. Net interest spreads are affected by the difference between the maturities and repricing characteristics of interest earning assets and interest bearing liabilities. In addition, loan volumes and yields are affected by market interest rates on loans since rising interest rates are generally associated with a lower volume of loan originations. While an increase in the general level of interest rates may increase the Bank’s net interest margin and loan yields, it may also adversely affect the ability of certain borrowers with variable rate loans to make principal and interest payments on their obligations. Accordingly, changes in levels of market interest rates could materially and adversely affect the Bank’s net interest spread, asset quality, loan origination volume and overall profitability.

AWBC has an Asset Liability Management Committee (ALCO), consisting of senior managers and a board of directors representative, to monitor and manage interest rate risk. The ALCO meets at least quarterly to review current interest rate sensitivity and plan balance sheet and pricing strategies. The Company’s policy sets limits on the allowable change in one year net interest income if rates rise or fall gradually by 200 basis points and on the allowable change in the economic value of equity if rates rise or fall immediately by 200 basis points.

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

These hypothetical estimates are based on numerous assumptions including but not limited to: the nature and timing of interest rate levels, yield curve shape, repayments on loans and securities, and pricing decisions on loans and deposits. As market conditions vary from those assumed in the sensitivity analysis, actual results will also differ due to prepayment and refinancing levels deviating from those assumed, the varying impact on adjustable rate assets of interest rate caps and floors, the potential effect of changing debt service levels on customers with adjustable rate loans, and depositor early withdrawals and product preference changes. Also, the sensitivity analysis does not reflect actions that the ALCO might take in responding to or anticipating changes in interest rates. While assumptions are developed based upon current economic and local market conditions, AWBC management cannot make any assurance as to the predictive nature of these assumptions, including how

AMERICANWEST BANCORPORATION

customer preferences or competitor influences might change. It should be noted that the increasingly competitive environment for deposit growth which banks are encountering has led to higher rates and to greater borrowing in the wholesale markets.

As a further means of quantifying interest rate risk, AWBC management looks at the economic perspective by capturing the impact of interest rate changes on the net value of future cash flows, or economic value of equity.

In management’s opinion, there have been no material changes in reported market risks faced by AWBC since the end of the most recent fiscal year. Given parallel rate changes, AWBC’s net interest income is expected to increase under rising interest rates and decline under falling interest rates, as AWBC has more assets repricing than liabilities. As of June 30, 2006, 31% of loans reprice immediately with increases in Prime, 38% reprice at scheduled intervals with Prime or other market indices, and 31% are at fixed rates. Consequently, the economic value of the Company’s equity is also expected to increase with rising interest rates. Both of these interest rate risk measures remain within the Company’s policy limits.

Item 4.	Controls and Procedures.

During the six months ended June 30, 2006, there were no changes in the Company’s internal control over financial reporting that materially affected or are reasonably likely to materially affect internal control over financial reporting.

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

Item 1A.	Risk Factors

There have been no material changes in risk factors.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

a.	Annual meeting of shareholders was held on April 25, 2006.

b.	Proxies for the annual meeting were solicited pursuant to Regulation 14 under the Act.

c.	Matters voted upon at the meeting:

Proposal 1 – Election of Directors

	For	Withhold
J. Frank Armijo	8,014,088	250,332
Robert M. Daugherty	8,000,935	263,485
Craig D. Eerkes	7,979,366	285,054
Donald H. Livingstone	7,787,616	476,804
Donald H. Swartz	7,849,508	414,912
P. Mike Taylor	7,865,464	398,956

Proposal 2 – Adoption of the Company’s 2006 Equity Incentive Plan

For	Against	Abstained
4,746,860	1,232,442	146,159

Item 5.	Other Information

There is no other information to report.

Item 6.	Exhibits

a. Exhibits. The exhibits filed as part of this report are as follows:

10.29	2006 Equity Incentive Plan incorporated herein by reference to Exhibit A to the registrant’s Definitive Proxy Statement filed March 27, 2006.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

AMERICANWEST BANCORPORATION

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized on August 8, 2006.

AMERICANWEST BANCORPORATION

/s/ Robert M. Daugherty
Robert M. Daugherty, President and
Chief Executive Officer

/s/ Diane L. Kelleher
Diane L. Kelleher, Executive Vice President and
Chief Financial Officer