Form 10-Q
period 2006-09-30
AMERICANWEST BANCORPORATION
filed 2006-11-09
CIK 726990

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2006

or

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

Large Accelerated filer  ☐                Accelerated filer  ☒                Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Number of Shares Outstanding
Common Stock	11,381,625 at October 31, 2006

AMERICANWEST BANCORPORATION

INDEX TO QUARTERLY REPORT ON FORM 10-Q

September 30, 2006

AMERICANWEST BANCORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CONDITION

(unaudited)

($ in thousands)

	September 30, 2006	December 31, 2005
ASSETS
Cash and due from banks	$38,888	$40,825
Overnight interest bearing deposits with other banks	175	11,119

Cash and cash equivalents	39,063	51,944
Securities, available-for-sale at fair value	42,758	31,364
Loans, net of allowance for loan losses of $15,477 and $14,361, respectively	1,166,842	947,893
Loans, held for sale	7,672	3,395
Accrued interest receivable	8,958	6,969
FHLB stock	6,319	5,397
Premises and equipment, net	27,320	21,762
Foreclosed real estate and other foreclosed assets	573	2,221
Bank owned life insurance	19,537	16,987
Goodwill	33,068	12,050
Intangible assets	7,800	2,391
Other assets	7,631	6,761

TOTAL ASSETS	$1,367,541	$1,109,134

LIABILITIES
Noninterest bearing demand deposits	$225,558	$191,192
Interest bearing deposits:
NOW, savings accounts and MMDA	472,974	391,876
Time, $100,000 and over	214,736	149,101
Other time	187,425	165,261

TOTAL DEPOSITS	1,100,693	897,430
FHLB advances	80,575	70,638
Other borrowings	5,190	899
Junior subordinated debt	20,620	10,310
Accrued interest payable	3,617	1,754
Other liabilities	6,926	6,626

TOTAL LIABILITIES	1,217,621	987,657

STOCKHOLDERS’ EQUITY
Common stock, no par, shares authorized 15 million; 11,467,497 issued and 11,376,497 outstanding at September 30, 2006; 10,547,407 issued and 10,490,907 outstanding at December 31, 2005	127,242	104,667
Retained earnings	22,666	17,967
Unearned compensation	—	(1,095)
Accumulated other comprehensive income (loss), net of tax	12	(62)

TOTAL STOCKHOLDERS’ EQUITY	149,920	121,477

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,367,541	$1,109,134

The accompanying notes are an integral part of these statements.

AMERICANWEST BANCORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

(unaudited)

($ in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
INTEREST INCOME
Interest and fees on loans	$24,447	$18,423	$66,839	$52,183
Interest on securities	494	242	1,410	913
Other interest income	44	11	123	42

TOTAL INTEREST INCOME	24,985	18,676	68,372	53,138

INTEREST EXPENSE
Interest on deposits	7,281	4,110	18,868	10,597
Interest on borrowings	1,993	1,132	5,057	2,312

TOTAL INTEREST EXPENSE	9,274	5,242	23,925	12,909

NET INTEREST INCOME	15,711	13,434	44,447	40,229
Provision for loan losses	3,681	1,100	5,167	2,365

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	12,030	12,334	39,280	37,864

NONINTEREST INCOME
Fees and service charges	1,467	1,253	4,021	3,589
Fees on mortgage sales	452	274	1,137	1,010
Other	845	438	1,552	1,232

TOTAL NONINTEREST INCOME	2,764	1,965	6,710	5,831

NONINTEREST EXPENSE
Salaries and employee benefits	7,748	5,775	22,015	16,878
Occupancy expense, net	1,064	820	3,006	2,637
Equipment expense	988	789	2,828	2,294
State business and occupation tax	383	244	949	693
Foreclosed real estate and other foreclosed assets	52	125	559	544
Intangible assets amortization	294	62	688	188
Other	2,716	2,708	7,552	6,681

TOTAL NONINTEREST EXPENSE	13,245	10,523	37,597	29,915

INCOME BEFORE PROVISION FOR INCOME TAX	1,549	3,776	8,393	13,780
PROVISION FOR INCOME TAXES	587	552	3,014	3,875

NET INCOME	$962	$3,224	$5,379	$9,905

Basic earnings per common share	$0.08	$0.31	$0.48	$0.95
Diluted earnings per common share	$0.08	$0.30	$0.48	$0.94
Basic weighted average shares outstanding	11,373,559	10,425,258	11,114,884	10,388,358
Diluted weighted average shares outstanding	11,530,546	10,633,733	11,295,170	10,566,666

The accompanying notes are an integral part of these statements.

AMERICANWEST BANCORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

(unaudited)

($ in thousands)

	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$5,379	$9,905
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	5,167	2,365
Provision for foreclosed real estate and other	344	—
Depreciation and amortization	2,446	1,943
Loss on sale of other assets	36	82
Stock-based compensation	695	82
Federal Home Loan Bank stock dividends	—	(22)
Loss on reclassification of premises to held for sale and other impairment	473	—
Changes in assets and liabilities:
Net increase in loans held for sale	(4,277)	(2,377)
Accrued interest receivable increase	(1,066)	(828)
Bank owned life insurance (increase) decrease	(354)	669
Other assets (increase) decrease	(1,397)	343
Accrued interest payable increase	1,453	506
Other liabilities decrease	(130)	(476)

NET CASH FROM OPERATING ACTIVITIES	8,769	12,192

CASH FLOWS FROM INVESTING ACTIVITIES
Securities available-for-sale:
Maturities, sales and principal payments	6,486	7,440
Purchases	(1,854)	(2,250)
Net increase in loans	(81,119)	(73,550)
Purchase of Columbia Trust Bancorp, net of cash acquired	17,858	—
Death benefit on bank owned life insurance	—	1,332
Purchases of premises and equipment	(5,167)	(1,738)
Proceeds from sale of premises and equipment	356	1,304
Proceeds from foreclosed real estate and other foreclosed assets	1,859	2,733
Other changes in foreclosed real estate and other foreclosed assets	—	(189)

NET CASH USED IN INVESTING ACTIVITIES	(61,581)	(64,918)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	27,349	68,189
Proceeds from FHLB term advances	90,000	126,550
Repayments of FHLB term advances and net other borrowing activity	(86,338)	(115,445)
Proceeds from exercise of stock options	1,994	1,678
Excess cash benefits from stock-based compensation	389	—
Cash dividends paid to shareholders	(680)	—
Proceeds from issuance of junior subordinated debt	7,217	—

NET CASH PROVIDED BY FINANCING ACTIVITIES	39,931	80,972

NET CHANGE IN CASH AND CASH EQUIVALENTS	(12,881)	28,246
Cash and cash equivalents, beginning of period	$51,944	$29,217

Cash and cash equivalents, end of period	$39,063	$57,463

Supplemental Disclosures:
Cash paid during the period for:
Interest	$17,415	$12,403
Income taxes	$4,211	$1,468
Noncash Investing and Financing Activities:
Foreclosed real estate acquired in settlement of loans	$447	$1,533
Issuance of stock and options in acquisition	$20,592	$—
Fair value of assets acquired, net of cash acquired	$193,147	$—
Fair value of liabilities assumed	$190,413	$—

The accompanying notes are an integral part of these statements.

AMERICANWEST BANCORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. Basis of Presentation

The foregoing unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission. Accordingly, these financial statements do not include all of the disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes included in the annual report on Form 10-K for the year ended December 31, 2005. In the opinion of management, the unaudited interim consolidated financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim periods presented. The results of operations for the three and nine month periods ended September 30, 2006 and September 30, 2005 are not necessarily indicative of the operating results for the full year. Certain prior year balances have been reclassified to conform to the current year presentation. These reclassifications had no effect on retained earnings or net income as previously presented.

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

NOTE 2. Securities

All of the securities are classified as available-for-sale and are carried at fair value. Unrealized gains and losses, net of tax, are excluded from earnings and reported as a net amount as a separate component of stockholders’ equity. Gains or losses on the sale of available-for-sale securities are determined using the specific identification method. Premiums and discounts are recognized in interest income using the effective interest method over the period to maturity. Carrying amounts and fair values at September 30, 2006 and December 31, 2005 were as follows:

	September 30, 2006		December 31, 2005
($ in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Obligations of Federal Government Agencies	$14,118	$14,016	$12,915	$12,769
Obligations of states, municipalities and political subdivisions	10,560	10,608	7,539	7,625
Mortgage backed securities	14,268	14,299	6,792	6,815
Corporate securities	1,498	1,460	3,001	2,866
Other securities	2,297	2,375	1,212	1,289

Total	$42,741	$42,758	$31,459	$31,364

AMERICANWEST BANCORPORATION

NOTE 3. Loans and Allowance for Loan Losses

Loan detail by category as of September 30, 2006 and December 31, 2005 were as follows:

($ in thousands)	September 30, 2006	December 31, 2005
Commercial real estate	$605,097	$501,328
Commercial and industrial	281,956	226,964
Agricultural	155,875	119,355
Residential mortgage	74,910	58,803
Residential construction	40,523	33,906
Installment and other	24,846	22,527

Total Loans	$1,183,207	$962,883

Allowance for loan losses	(15,477)	(14,361)
Deferred loan fees, net of deferred costs	(888)	(629)

Net Loans	$1,166,842	$947,893

The allowance for loan loss is maintained at levels considered adequate by management to provide for possible loan losses. The allowance is based on management’s assessment of various factors affecting the loan portfolio, including problem loans, business conditions and loss experience, and an overall evaluation of the quality of the underlying collateral. Changes in the allowance for loan losses during the three and nine months ended September 30, 2006 and 2005 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2006	2005	2006	2005
Balance, beginning of period	$14,527	$15,377	$14,361	$18,475
Provision charged to operations	3,681	1,100	5,167	2,365
Allowance related to acquired loans	—	—	2,068	—
Loan charge-offs	(3,006)	(517)	(6,650)	(5,024)
Recoveries	275	53	531	197

Balance, end of period	$15,477	$16,013	$15,477	$16,013

NOTE 4. Premises and Equipment

During the nine months ended September 30, 2006, AWBC reclassified three buildings as held for sale related to consolidations which occurred in conjunction with the Columbia Trust Bancorp (CTB) merger. Buildings held for sale are recorded at the lower of cost or market value. AWBC recorded a write-down on these buildings of approximately $0.3 million during the first quarter of 2006. One of these buildings sold during the third quarter of 2006 for the approximate carrying value. The remaining two buildings have an aggregate carrying value of $1.2 million and are included in the premises and equipment, net category on the statement of condition. Additionally, during the three months ended September 30, 2006 AWBC recorded impairment on a building of $0.2 million.

NOTE 5. Business Combination

On March 15, 2006 AWBC acquired CTB and its wholly-owned subsidiaries, Columbia Trust Bank and Columbia Trust Statutory Trust I, in an acquisition accounted for under the purchase method of accounting. The results of CTB have been included in the consolidated financial statements since that date.

The aggregate purchase price was $39.6 million and included cash of $17.5 million, common stock of $18.0 million, conversion of stock options valued at $2.6 million, and direct merger costs of $1.5 million. The value of the 720,746 shares issued was determined based on the $24.96 average closing market price of the Company’s common stock for the two trading days before and after the measurement date of March 8, 2006 when the number of shares to be issued was determined. The measurement period to determine the merger consideration of $45.70 to be paid for each share of Columbia Trust Bancorp common stock was the 20 day trading period ended on March 8, 2006. Outstanding CTB stock options were converted (using the same 1.8035 exchange ratio applied to the share conversion) into approximately 161,000 AWBC stock options at a weighted average fair value of $16.25 per option. Total transaction expenses of $2.8 million included $1.5 million of direct expenses noted above, $0.8 million of merger expenses that were paid by CTB prior to the close of the transaction, $0.3 million of loss related to the reclassification of premises into held for sale and $0.2 million of other miscellaneous expenses. Refer to Note 4 for additional information.

AMERICANWEST BANCORPORATION

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition.

($ in thousands)
Assets acquired:
Cash and cash equivalents	$36,820
Securities	15,937
Loans, net of allowance for loan losses	143,444
Goodwill	21,018
Other intangibles	6,097
Premises and equipment, net	3,022
Other assets	3,629

Total assets	$229,967

Liabilities assumed:
Deposits	175,914
FHLB advances and other borrowings	10,566
Junior subordinated debt	3,093
Other liabilities	840

Total liabilities	$190,413

Net assets acquired	$39,554

The core deposit intangible of $5.8 million is being amortized on a straight-line basis over 8 years. Noncompete agreements of $0.3 million are being amortized on a straight-line basis over 1-2 years. Goodwill of $21.0 million is not amortized but will be reviewed for potential impairment on an annual basis, or if events or circumstances indicate a potential impairment.

Additional adjustments to the purchase price allocation may occur as certain items are based on estimates at the time of acquisition, including taxes, direct costs and compensation adjustments.

AMERICANWEST BANCORPORATION

The following table presents unaudited pro forma results of operations related to the acquisition consummated on March 15, 2006, for the nine months ended September 30, 2006 and for the year ended December 31, 2005. The cost savings already realized by the Company as a result of the CTB merger are included in the AWBC column for the nine months ended September 30, 2006. Additional cost savings anticipated are not reflected in the pro forma consolidated condensed statements of income. No assurance can be given with respect to the ultimate level of such cost savings. The AWBC column reflects the actual results reported for the periods shown. The CTB column reflects the actual results for the periods shown, prior to the acquisition date. The pro forma column represents purchase adjustments which would have occurred during the periods shown if the acquisition would have occurred on January 1, 2005. The pro forma results do not necessarily indicate the results that would have been obtained had the acquisition actually occurred on January 1, 2005.

For the nine months ended September 30, 2006

($ in thousands, except per share amounts)	AWBC	CTB	Pro forma Adjustments		Pro forma Combined
Net interest income	$44,447	$1,411	$(118	)(a)	$45,740
Provision for loan losses	5,167	1,126			6,293
Noninterest income	6,710	(196)			6,514
Noninterest expense	37,597	2,192	121	(b)	39,910

Income before provision for income tax	8,393	(2,103)	(239)		6,051
Provision for income taxes	3,014	(779)	(85	)(c)	2,150

Net Income	$5,379	$(1,324)	$(154)		$3,901

Basic earnings per share	$0.48				$0.34
Diluted earnings per share	$0.48				$0.34
Basic weighted average shares outstanding	11,114,884				11,310,271
Diluted weighted average shares outstanding	11,295,170				11,507,616

(a)	Amount represents amortization of purchase adjustments and junior subordinated debentures issuance.

(b)	Amount represents amortization of intangibles.

(c)	Income tax effect of proforma adjustments.

For the year ended December 31, 2005

($ in thousands, except per share amounts)	AWBC	CTB	Pro forma Adjustments		Pro forma Combined
Net interest income	$53,987	$8,227	$(658	)(a)	$61,556
Provision for loan losses	2,365	415			2,780
Noninterest income	8,383	772			9,155
Noninterest expense	41,135	7,010	924	(b)	49,069

Income before provision for income tax	18,870	1,574	(1,582)		18,862
Provision for income taxes	4,998	488	(562	)(c)	4,924

Net Income	$13,872	$1,086	$(1,020)		$13,938

Basic earnings per share	$1.33				$1.25
Diluted earnings per share	$1.31				$1.22
Basic weighted average shares outstanding	10,407,180				11,129,536
Diluted weighted average shares outstanding	10,593,903				11,384,561

(a)	Amount represents amortization of purchase adjustments and junior subordinated debentures issuance.

(b)	Amount represents amortization of intangibles.

(c)	Income tax effect of proforma adjustments.

NOTE 6. Junior Subordinated Debentures

AmericanWest Statutory Trust II (Trust II), a wholly-owned subsidiary of AWBC, is a statutory business trust created in March 2006 for the exclusive purposes of issuing and selling capital securities and utilizing sale proceeds to acquire junior subordinated debt

AMERICANWEST BANCORPORATION

issued by AWBC. In March 2006, the Trust issued $7.2 million of trust preferred securities with a 30 year maturity, callable after the fifth year. The rate is fixed at 6.755% for the first 5 years, and thereafter floats quarterly based on LIBOR (London Inter Bank Offered Rate) plus 1.50%. Trust II has invested these proceeds in junior subordinated debt of AWBC that has the same repayment terms.

Columbia Trust Statutory Trust I (CTB Trust) was acquired from CTB on March 15, 2006. CTB Trust has $3.1 million of trust preferred securities outstanding which mature in June 2033 and are callable beginning in June 2008. The rate adjusts quarterly based on LIBOR plus 3.10%. CTB Trust has invested these proceeds in junior subordinated debt of CTB, assumed by AWBC that has same repayment terms.

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

All of the subordinated debentures issued to the Trusts, less the common stock of the Trusts, qualified as Tier I capital as of September 30, 2006, under the guidance issued by the Board of Governors of the Federal Reserve System (FRB). Effective April 11, 2005, the FRB adopted a rule that permits the inclusion of trust preferred securities in Tier I capital, but with stricter quantitative limits. Under the FRB rule, after a five-year transition period ending March 31, 2009, the aggregate amount of trust preferred securities and certain other restricted core capital elements is limited to 25% of Tier I capital elements, net of goodwill. The amount of trust preferred securities and certain other elements in excess of the limit could be included in Tier II capital, subject to restrictions. AWBC currently includes all issued trust preferred securities in Tier I capital and all of the currently issued trust preferred securities are expected to qualify under the new limitations as of March 31, 2009. There can be no assurance that the FRB will not further limit the amount of trust preferred securities permitted to be included in Tier I capital for regulatory capital purposes.

NOTE 7. Comprehensive Income

Total comprehensive income, which includes net income and unrealized gains and losses on the Company’s available-for-sale securities, net of tax, amounted to approximately $5.5 million and $9.7 million for the nine months ended September 30, 2006 and 2005, respectively.

NOTE 8. Cash Dividends

On April 25, 2006, the Board of Directors declared a cash dividend of $0.03 per share payable on May 31, 2006 to shareholders of record at the close of business on May 5, 2006. On July 20, 2006, the Board of Directors declared a cash dividend of $0.03 per share payable on August 31, 2006 to shareholders of record at the close of business on August 4, 2006.

AMERICANWEST BANCORPORATION

NOTE 9. Earnings Per Share

The following is a reconciliation of the numerators and denominators for basic and diluted per share computations for net income for the three and nine months ended September 30, 2006 and 2005:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands, except per share)	2006	2005	2006	2005
Numerator:
Net income	$962	$3,224	$5,379	$9,905
Denominator:
Weighted average number of common shares outstanding	11,373,559	10,425,258	11,114,884	10,388,358
Incremental shares assumed for stock-based compensation	156,987	208,475	180,286	178,308

Total	11,530,546	10,633,733	11,295,170	10,566,666

Basic Earnings per common share	$0.08	$0.31	$0.48	$0.95
Diluted Earnings per common share	$0.08	$0.30	$0.48	$0.94

NOTE 10. Stock-Based Compensation

The AWBC Shareholders approved the AmericanWest Bancorporation 2006 Equity Incentive Plan (Plan) in 2006. This plan supersedes the 2001 Incentive Stock Option Plan (2001 Plan). The Plan provides for the issuance of incentive stock options, nonqualified stock options, restricted stock awards and unrestricted stock awards to key employees, officers and directors. The maximum aggregate number of authorized shares issued under the Plan is 315,666, which was the number of unissued shares remaining under the 2001 Plan on the date of approval, plus any shares under the 2001 Plan as to which options or other benefits granted thereunder and outstanding as of April 25, 2006 may lapse, expire, terminate or be cancelled. The Board of Directors’ Compensation Committee administers the Plan. The maximum term of an incentive stock option granted under the Plan is ten years and the Plan will terminate on April 25, 2016.

Effective January 1, 2006, AWBC adopted Statement of Financial Accounting Standards (SFAS) No. 123(R), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supersedes Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS 123. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. The fair values were calculated using the Black-Scholes-Merton model. Compensation cost is recorded as if each vesting portion of the award is a separate award. The adoption of this standard, using the modified prospective method, resulted in approximately $74,000 and $514,000 of compensation expense for the three and nine months ended September 30, 2006, respectively. Net of taxes for the three and nine months ended September 30, 2006, this reduced net income by approximately $61,000 and $373,000, respectively or $0.01 for both basic and diluted earnings per share for the three months ended September 30, 2006 and $0.03 for both basic and diluted earnings per share for the nine months ended September 30, 2006. The weighted average fair value of options issued during the three and nine months ended September 30, 2006 was $10.15 and $8.77, respectively. The weighted average fair value of options issued during the nine months ended September 30, 2005 was $7.34. There were no options issued in the three months ended September 30, 2005. Total unrecognized compensation cost at September 30, 2006 is $0.5 million which will be recognized through 2010.

AMERICANWEST BANCORPORATION

The following table summarizes the stock option activity for the nine months ended September 30, 2006.

	Options	Weighted average exercise price
Outstanding at December 31, 2005	454,136	$15.96
Assumed through acquisition	160,818	12.00
Granted	18,507	25.73
Exercised	(168,114)	12.30
Forfeited	(7,560)	19.67

Outstanding at September 30, 2006	457,787	$16.24

Exercisable at September 30, 2006	299,387	$14.75

The following table summarizes the weighted average assumptions for options issued during the three and nine months ended September 30, 2006 and the nine months ended September 30, 2005. There were no options issued during the three months ended September 30, 2005.

	Three Months Ended September 30, 2006	Nine Months Ended September 30,
		2006	2005
Expected volatility	32.9%	27.5%	24.8%
Expected dividends	0.5%	0.4%	0.0%
Expected term	7.5 years	5.5 years	7.5 years
Risk free interest rate	5.0%	4.9%	4.2%

The expected volatility is based on historical volatility, the expected dividends are based on historical cash dividends, the expected term is based on the short-cut method and the risk free interest rate is based on US Treasury Constant Maturity yields for periods similar to the expected life of the option.

The weighted average remaining term for outstanding and exercisable stock options at September 30, 2006 was 6.8 years and 5.5 years, respectively. The aggregate intrinsic value at September 30, 2006 was $2.3 million for stock options outstanding and $1.9 million for stock options exercisable. The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the market price of AWBC’s common stock as of the reporting date.

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

Prior to the Company’s adoption of SFAS 123(R) on January 1, 2006, employee stock options were accounted for under the intrinsic value method as allowed under APB No. 25. Stock options are generally granted at exercise prices not less than the fair market value of AWBC’s common stock on the date of grant. Under APB No. 25, no compensation expense was recognized pursuant to AWBC’s stock option plans for stock options that were granted at exercise prices not less than the fair market value of common stock on the date of grant.

AMERICANWEST BANCORPORATION

The following table sets out the pro forma amounts of net income and earnings per share that would have been reported had AWBC elected to follow the fair value recognition provisions of SFAS No. 123(R) in the prior year.

( $ in thousands, except per share)	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Reported Net Income	$3,224	$9,905
Add: Stock-based compensation expense reported in net income, net of tax effects	$25	$25
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of tax effects	(174)	(517)

Pro forma Net Income	$3,075	$9,413

Basic Earnings Per Share
Reported Earnings Per Share	$0.31	$0.95
Stock-based employee compensation, fair value	(0.02)	(0.04)

Pro forma Earnings Per Share	$0.29	$0.91

Diluted Earnings Per Share
Reported Diluted Earnings Per Share	$0.30	$0.94
Stock-based employee compensation, fair value	(0.01)	(0.05)

Pro forma Diluted Earnings Per Share	$0.29	$0.89

The intrinsic value of stock options exercised during the three and nine months ended September 30, 2006 was $0.2 million and $2.0 million, respectively. The intrinsic value of stock options exercised during the three and nine months ended September 30, 2005 was $0.4 million and $1.8 million, respectively.

NOTE 11. Restricted Common Stock Awards

The Company has granted performance restricted common stock awards to certain executives and employees. The performance restricted common stock awards vest between January 2010 and September 2011 and are expensed as compensation over the period earned. The agreements require that the Company will achieve a return on average assets of 1.0% per year and, for every year that this goal is not achieved the award recipients will forfeit 20% of their performance restricted common stock. Additionally, during the nine months ended September 30, 2006, the Company granted 5,000 restricted common stock awards. These awards do not have performance criteria and will vest after five years of service. Awards are forfeited if an employee is voluntarily terminated prior to vesting.

The purpose of these awards was to promote the long term interests of the Company and its shareholders by providing a financial incentive as a means for retaining certain key executives and employees. For the three and nine months ended September 30, 2006 compensation expense, pre-tax, related to these grants was approximately $79,000 and $181,000, respectively. At September 30, 2006 there were 86,000 performance restricted common stock awards outstanding and 5,000 restricted common stock awards. At September 30, 2005, there were 40,500 performance restricted common stock awards outstanding.

Due to the adoption of SFAS No. 123(R) these unvested amounts are no longer shown as common stock and as a negative component of stockholders’ equity as unearned compensation, but are added to common stock as they are expensed. Total stockholders’ equity remained unchanged by the adoption of this standard.

AMERICANWEST BANCORPORATION

The following table summarizes both unvested performance restricted and unvested restricted common stock activity for the nine months ended September 30, 2006.

	Restricted Common Stock	Weighted average grant date fair value
Unvested as of December 31, 2005	56,500	$21.15
Granted	43,000	22.10
Forfeited	(8,500)	21.37

Unvested as of September 30, 2006	91,000	$21.58

NOTE 12. Subsequent Events

On October 19, 2006, AWBC and Utah-based Far West Bancorporation announced the signing of a definitive agreement for Far West Bancorporation to merge with and into AWBC, followed by the merger of Far West’s principal operating subsidiary, Far West Bank with and into AWBC’s principal operating subsidiary, AmericanWest Bank, in a transaction valued at approximately $150 million. The transaction is expected to be completed during the first quarter of 2007 and is subject to regulatory approval and approval by the shareholders of both companies.

On October 23, 2006, the Board of Directors declared a cash dividend of $0.03 per share payable on November 17, 2006 to shareholders of record at the close of business on November 3, 2006.

AMERICANWEST BANCORPORATION

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This document contains comments and information that constitute “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995). The forward-looking statements herein are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in or implied by such statements. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, among other things, the following possibilities: the ability to open new financial centers and to do so on time and on budget; the ability to realize contribution from the Company’s loan production office in Utah and new financial centers; success in controlling expansion related costs; realization of noninterest income from cash management, mortgage banking and private banking initiatives; the ability to improve collections and realize increased fee income; the ability to grow revenues and improve the efficiency ratio; the ability to realize tax estimates; the ability of the companies to obtain the required shareholder or regulatory approvals for the transaction with Far West; the ability of the companies to consummate the transaction; the ability to successfully integrate the companies following the transaction; a material adverse change in the financial condition, results of operations or prospects of either company; the ability to fully realize the expected cost savings and revenues or the ability to realize them on a timely basis; the risk of borrower, depositor and other customer attrition after the transaction is completed; a change in general business and economic conditions; changes in the interest rate environment, deposit flows, loan demand, real estate values, and competition; changes in accounting principles, policies or guidelines; changes in legislation and regulation; other economic, competitive, governmental, regulatory, geopolitical and technological factors affecting the companies’ operations, pricing and services; and other risk factors referred to from time to time in filings made by the Company with the Securities and Exchange Commission. When used in this document, the words “believes,” “estimates,” “expects,” “should,” “anticipates” and similar expressions as they relate to either company or the proposed transaction are intended to identify forward-looking statements. Forward-looking statements speak only as to the date they are made. The Company does not undertake to update forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made.

The following discussion contains a review of the results of operations and financial condition for the three and nine months ended September 30, 2006 and 2005. This information should be read in conjunction with the financial statements and related notes appearing in this report. The reader is assumed to have access to AWBC’s Form 10-K for the year ended December 31, 2005, which contains additional information.

AmericanWest Bancorporation

AmericanWest Bancorporation (AWBC or Company) is a Washington corporation registered as a bank holding company under the Bank Holding Company Act of 1956. AWBC is headquartered in Spokane, Washington. AWBC’s wholly-owned banking subsidiary is AmericanWest Bank (AWB or Bank), a Washington state chartered bank that operates in Eastern and Central Washington, Northern Idaho and the Salt Lake City, Utah metropolitan area. Unless otherwise indicated, reference to AWBC shall include AWB. AWB’s operations in Utah are currently doing business as Precision Bank. AWBC’s unconsolidated information will be referred to as the Parent Company. AWBC’s common stock trades on NASDAQ under the symbol AWBC.

The financial statements reflect AWBC’s acquisition of Columbia Trust Bancorp, and its principal subsidiary, Columbia Trust Bank, on March 15, 2006. Additionally, AWBC acquired Columbia Trust Bancorp’s subsidiary, Columbia Trust Statutory Trust I on the same date. At September 30, 2006, AWBC had total assets of $1.4 billion, net loans of $1.2 billion, deposits of $1.1 billion and stockholders’ equity of $150 million.

AmericanWest Capital Trust I, Columbia Trust Statutory Trust I and AmericanWest Capital Trust II (collectively Trusts) are wholly owned subsidiaries of AWBC that were formed for the exclusive purpose of issuing capital securities and using the proceeds from the issuance to acquire junior subordinated debentures issued by AWBC (or CTB in the case of Columbia Trust Statutory Trust I). Due to the prior adoption of Financial Interpretation Number 46R, Consolidation of Variable Interest Entities, the investments in these Trusts are not consolidated on the Condensed Consolidated Financial Statements.

AMERICANWEST BANCORPORATION

Business Strategy

AWB provides a full range of banking services to small and medium-sized businesses, agricultural businesses, professionals and consumers through 43 offices located in Eastern and Central Washington and Northern Idaho. Additionally, AWB provides services through loan production offices in Ellensburg, Washington and Jordan, Utah. AWB expects to open three de novo financial centers in the fourth quarter of 2006. These will be located in Coeur d’Alene, Idaho, in College Place near Walla Walla, Washington and in the West Plains area near Spokane, Washington.

AWBC derives income primarily from the difference between the interest income earned on loans and investments and the interest expense paid on customers’ deposits and the Company’s borrowings, commonly known as net interest income. This is supplemented by noninterest income mainly derived from service fees related to deposit services, broker fees earned through mortgage banking activities, increases in the cash surrender value of bank owned life insurance and gains on sales of assets. These income sources are partially offset by the provision for loan losses related to risks and charges associated with its loan portfolio and by operating expenses, including salaries and employee benefits, occupancy and equipment expenses, state business and occupation taxes, foreclosed real estate and other foreclosed assets expense, intangible assets amortization and other expenses. Other expenses may include, but are not limited to, professional fees, advertising, travel and training.

AWB’s products and services consist mainly of gathering deposits and providing loans to enable its customers to meet their financial objectives. AWB offers a variety of accounts designed to attract both short term and long term deposits from its retail and business customers. These accounts include noninterest bearing demand deposits, negotiable order of withdrawal (NOW) accounts, money market demand accounts (MMDA), savings accounts and time deposits. Interest bearing accounts earn interest at rates established by AWB management based on competitive market factors and management’s desire to increase or decrease certain types or maturities of deposits based on anticipated future funding needs. AWB’s loan portfolio consists of commercial real estate loans, commercial and industrial loans, agricultural loans, residential mortgage loans, residential construction loans and installment and other loans. Substantially all of the loans held by AWB are to borrowers within the Bank’s principal market areas.

Recent Events

On October 19, 2006, AWBC and Utah-based Far West Bancorporation announced the signing of a definitive agreement for Far West Bancorporation (Far West) to merge with and into AWBC, followed by the merger of Far West’s principal operating subsidiary, Far West Bank (FWB) with and into AWBC’s principal operating subsidiary, AWB, in a transaction valued at approximately $150 million. The transaction is expected to be completed during the first quarter of 2007 and is subject to regulatory approval and approval by the shareholders of both companies. If this transaction is successfully consummated, all Utah operations will be operated under the Far West brand name, including those currently operated under the name Precision Bank.

During the quarter ended September 30, 2006, AWB opened its permanent financial center in Hayden, Idaho, replacing the temporary facility that was opened in 2002. Also, during the third quarter, the Bank opened a financial center in an emerging growth area on the west side of Yakima, Washington while closing an older and less convenient office that generally served the same market.

During the second quarter of 2006, AWB opened a loan production office in the greater metropolitan Salt Lake City, Utah area which is operating under the business name of Precision Bank. AWB intends to expand its operations in Utah during 2007 through the Far West merger discussed above and through de novo activities.

On March 15, 2006, AWBC completed its acquisition of Columbia Trust Bancorp (CTB), the parent company of Columbia Trust Bank. This acquisition was consistent with AWBC’s strategy to expand within the markets that it serves. AWBC acquired total assets of $230 million and total deposits of $176 million from CTB. CTB had financial centers located in Pasco, Kennewick, Sunnyside and Yakima, Washington through which it provided consumer and commercial banking services. AWBC already had financial centers in Kennewick, Sunnyside and Yakima and consolidated two of these locations during the year. Overall, the pre-tax cost savings related to these consolidations and the assumption of administration and management functions are expected to be in excess of $3 million to the combined entities during the first twelve months of operations following the consolidation of financial centers, which was completed in April 2006. This estimate includes the impact of a net reduction of 32 employees. For additional information about this transaction refer to Note 5 Business Combination to the Financial Statements. Additionally, during the first quarter of 2006, AWB opened a de novo financial center in Sandpoint, Idaho.

AMERICANWEST BANCORPORATION

Results of Operations

Overview

The Company reported net income of $1.0 million or $0.08 per fully diluted share for the three months ended September 30, 2006 compared to $3.2 million or $0.30 per fully diluted share for the same period in 2005. Net income for the nine months ended September 30, 2006 was $5.4 million or $0.48 per fully diluted share as compared to $9.9 million and $0.94 per fully diluted share for the same period of 2005. Return on average assets, annualized, for the nine months ended September 30, 2006 was 0.56% as compared to 1.25% for the same period of the prior year. Return on average equity, annualized, for the nine months ended September 30, 2006 was 5.12% as compared to 11.97% for the same period of the prior year.

The tables below summarize the Company’s financial performance for the three and nine months ending September 30, 2006 and 2005:

	Three Months Ended September 30,			Nine Months Ended September 30,
($ in thousands except per share data)	2006	2005	% Change	2006	2005	% Change
Interest Income	$24,985	$18,676	33.8%	$68,372	$53,138	28.7%
Interest Expense	9,274	5,242	76.9%	23,925	12,909	85.3%

Net Interest Income	15,711	13,434	16.9%	44,447	40,229	10.5%
Provision for Loan Loss	3,681	1,100	234.6%	5,167	2,365	118.5%

Net interest income after provision for loan losses	12,030	12,334	-2.5%	39,280	37,864	3.7%

Noninterest Income	2,764	1,965	40.7%	6,710	5,831	15.1%
Noninterest Expense	13,245	10,523	25.9%	37,597	29,915	25.7%

Income before provision for income taxes	1,549	3,776	-59.0%	8,393	13,780	-39.1%
Provision for income taxes	587	552	6.3%	3,014	3,875	-22.2%

Net Income	$962	$3,224	-70.2%	$5,379	$9,905	-45.7%

Basic earnings per common share	$0.08	$0.31	-74.2%	$0.48	$0.95	-49.5%
Diluted earnings per common share	$0.08	$0.30	-73.3%	$0.48	$0.94	-48.9%

	Three Months Ended		Nine Months Ended
	9/30/2006	9/30/2005	9/30/2006	9/30/2005
Financial Ratios, annualized:
Return on average assets	0.28%	1.15%	0.56%	1.25%
Return on average equity	2.55%	11.19%	5.12%	11.97%
Efficiency ratio	70.10%	67.93%	72.15%	64.54%
Noninterest income to average assets	0.80%	0.70%	0.70%	0.74%
Noninterest expenses to average assets	3.85%	3.77%	3.92%	3.79%
Net interest margin to average earning assets	5.03%	5.23%	5.07%	5.54%
Ending shareholders’ equity to assets	10.96%	10.22%	10.96%	10.22%
Ending tangible shareholders’ equity to ending tangible assets	8.22%	9.07%	8.22%	9.07%

Net Interest Income

Three Months Ended September 30, 2006 and 2005

Net interest income was higher at $15.7 million for the three months ended September 30, 2006 as compared to $13.4 million for the same period of the prior year. Interest income for the three months ending September 30, 2006 has increased $6.3 million to $25.0 million from the same period of the prior year due to higher average earning assets by $220.1 million and higher average yields by 73 basis points (bps). Interest expense increased $4.0 million to $9.3 million for the three months ended September 30, 2006 as compared to the same period of the prior year due to an increase in average interest bearing liabilities by $171.7 million and an increase in average costs by 118 bps.

AMERICANWEST BANCORPORATION

The net interest margin has declined 20 bps to 5.03% compared to the same quarter of the prior year. The net interest margin decreased due to the cost of funds rising faster than the earning assets yield. Overall, deposit and borrowing costs have been rising in conjunction with the increase in the Fed Funds rate to 5.25% as of September 30, 2006 from 3.75% as of September 30, 2005. During this period of rising interest rates, the cost of deposits has also been rising faster than anticipated as the competition for deposits has intensified. AWB responded with raised deposit yields on some products to remain competitive and to retain deposit balances. An increase in average noninterest bearing deposits as compared to the prior year partially offset the impact of the increase in rates on interest bearing deposits. This increase was the result of sales efforts which produced an increase in new accounts plus the acquired accounts from the CTB acquisition. Borrowing costs have also increased due to the $7.2 million of junior subordinated debentures issued during the first quarter of 2006 and the $3.1 million acquired from CTB. Another reason for the net interest margin decline is the slower rise in the loan yield as compared to the cost of interest bearing liabilities which is attributable to intensified competition for loans and deliberate changes in the loan portfolio to improve overall credit quality. These results are also indicated in the improvements in the credit quality ratios. Also, there is a lag in the repricing of approximately 37% of the loan portfolio which has adjustable rates that are tied to Prime or another market index but do not price immediately with market changes. Variable rate loans which change immediately with Prime are approximately 33% of the portfolio and the remaining 30% of the loan portfolio have fixed rates.

The following table sets forth the Company’s net interest margin for the three months ended September 30, 2006 and 2005.

	Three Months Ended September 30,
	2006			2005
($ in thousands)	Average Balance	Interest	%	Average Balance	Interest	%
Assets
Loans (1)	$1,189,151	$24,447	8.16%	$991,184	$18,423	7.37%
Taxable securities	33,361	386	4.59%	14,916	154	4.10%
Nontaxable securities (2)	10,769	165	6.08%	8,616	133	6.12%
FHLB Stock	6,319	—	0.00%	5,397	—	0.00%
Overnight deposits with other banks and other	3,106	44	5.62%	2,469	11	1.77%

Total interest earning assets	1,242,706	25,042	7.99%	1,022,582	18,721	7.26%

Noninterest earning assets	120,668			85,786

Total assets	$1,363,374			$1,108,368

Liabilities
Interest bearing demand deposits	$91,827	$168	0.73%	$68,169	$75	0.44%
Savings and MMDA deposits	352,140	2,700	3.04%	331,962	1,803	2.15%
Time deposits	397,454	4,413	4.41%	295,585	2,232	3.00%

Total interest bearing deposits	841,421	7,281	3.43%	695,716	4,110	2.34%

Overnight borrowings	42,273	582	5.46%	36,651	377	4.08%
Other borrowings	91,963	1,411	6.09%	71,596	755	4.18%

Total interest bearing liabilities	975,657	9,274	3.77%	803,963	5,242	2.59%

Noninterest bearing demand deposits	227,782			181,075
Other noninterest bearing liabilities	10,222			9,057

Total liabilities	1,213,661			994,095
Stockholders’ Equity	149,713			114,273

Total liabilities and stockholders’ equity	$1,363,374			$1,108,368

Net interest income and spread		$15,768	4.22%		$13,479	4.67%

Net interest margin to average earning assets			5.03%			5.23%

(1)	Includes held for sale loans and nonaccrual loans.

(2)	Tax equivalent basis with assumed rate of 34%.

Nine months ended September 30, 2006 and 2005

Net interest income was $44.4 million for the nine months ended September 30, 2006 as compared to $40.2 million for the same period of the prior year.

AMERICANWEST BANCORPORATION

Interest income for the nine months ended September 30, 2006 has increased $15.2 million to $68.4 million from the same period of the prior year due to $202.0 million in higher average earning assets and higher average yields by 48 bps. Loan yields for the nine months ended September 30, 2006 were 52 bps higher at 7.93% compared to 7.41% for the nine months ended September 30, 2005. The average yield on securities was 5.11% for the first nine months of 2006 as compared to 5.27% for the same period of the prior year. These average yields on securities exclude the average FHLB stock of $6.1 million and $5.4 million for the nine months ended September 30, 2006 and 2005, respectively, which had dividend yields of 0.00% and 0.55%.

Interest expense for the nine months ending September 30, 2006 increased $11.0 million to $23.9 million due to an increase in interest bearing liabilities by $157.5 million and an increase in average costs by 121 bps. The cost of deposits for this period was 109 bps higher at 3.16% as compared to the same period of the prior year. The cost of overnight and term borrowings for the nine months ended September 30, 2006 was 5.12% and 5.78%, respectively. These compare to 3.96% and 3.94%, respectively, for the nine months ended September 30, 2005.

The net interest margin for the nine months ended September 30, 2006 declined 47 bps to 5.07% as compared to the same period of the prior year. The net interest margin declined due to the cost of funds rising faster than the earning assets yield for the reasons discussed above. Another factor during the nine months ended September 30, 2006 as compared to the same period of the prior year is that AWBC has relied on a slightly increased percentage of borrowings to fund the loan growth which has been outpacing deposit growth.

The following table sets forth the Company’s net interest margin for the nine months ending September 30, 2006 and 2005.

	Nine Months Ended September 30,
	2006			2005
($ in thousands)	Average Balance	Interest	%	Average Balance	Interest	%
Assets
Loans (1)	$1,126,255	$66,839	7.93%	$941,025	$52,183	7.41%
Taxable securities	30,977	1,115	4.81%	17,459	621	4.76%
Nontaxable securities (2)	9,865	447	6.06%	8,680	409	6.30%
FHLB Stock	6,055	—	0.00%	5,390	22	0.55%
Overnight deposits with other banks and other	3,005	123	5.47%	1,606	42	3.50%

Total interest earning assets	1,176,157	68,524	7.79%	974,160	53,277	7.31%

Noninterest earning assets	107,694			82,490

Total assets	$1,283,851			$1,056,650

Liabilities
Interest bearing demand deposits	$88,291	$482	0.73%	$64,815	$168	0.35%
Savings and MMDA deposits	342,342	7,175	2.80%	347,058	4,601	1.77%
Time deposits	368,025	11,211	4.07%	272,981	5,828	2.85%

Total interest bearing deposits	798,658	18,868	3.16%	684,854	10,597	2.07%

Overnight borrowings	43,544	1,668	5.12%	49,158	1,457	3.96%
Other borrowings	78,329	3,389	5.78%	29,038	855	3.94%

Total interest bearing liabilities	920,531	23,925	3.47%	763,050	12,909	2.26%

Noninterest bearing demand deposits	213,184			173,711
Other noninterest bearing liabilities	9,548			9,273

Total liabilities	1,143,263			946,034
Stockholders’ Equity	140,588			110,616

Total liabilities and stockholders’ equity	$1,283,851			$1,056,650

Net interest income and spread		$44,599	4.32%		$40,368	5.05%

Net interest margin to average earning assets			5.07%			5.54%

(1)	Includes held for sale loans and nonaccrual loans.

(2)	Tax equivalent basis with assumed rate of 34%.

AMERICANWEST BANCORPORATION

Provision for Loan Losses

The provision for loan losses for the three and nine months ended September 30, 2006 was $3.7 million and $5.2 million, respectively. These compare to $1.1 million and $2.4 million for the three and nine months ended September 30, 2005, respectively. The provision for loan losses annualized as a percentage of the average gross loans for the nine months ended September 30, 2006 increased to 0.61% as compared to 0.34% for the same period of the prior year. For the nine months ended September 30, 2006 and 2005, the annualized net charge offs were 0.73% and 0.69% of average gross loans, respectively. The increase in these ratios is due primarily to the partial charge off of a single relationship of $2.4 million in the quarter ended March 31, 2006 and the charge off of the remaining carrying value of $2.4 million in the quarter ended September 30, 2006. The loans in this relationship are related to private investments of the guarantor of the loans, and a casino operation located in Western Washington that is owned in part by the guarantor. During the first quarter of 2006, the guarantor sought relief under a Chapter 11 bankruptcy filing. Subsequently, proceeds from the liquidation of collateral of $1.5 million and recognition of a partial charge off of $2.4 million reduced the aggregate carrying value of the loans to $2.4 million during the quarter ended March 31, 2006. The remaining $2.4 million carrying value was charged off during the quarter ended September 30, 2006 as the Company anticipates an extended time frame for the resolution of the pending bankruptcy proceeding. AWB will continue to pursue recovery of all amounts due through its membership, participation and key role in the Creditors’ Committee.

The provision is determined based on a model which considers among other things, specific loan risk characteristics in the portfolio and the determination of loan classifications. AWB regularly evaluates the level of provision and the allowance for loan losses for adequacy by considering changes in the nature of the loan portfolio, portfolio composition, overall portfolio quality, industry concentrations, delinquency trends, current economic factors and the estimated impact of current economic conditions that may affect a borrower’s ability to pay. Management continually monitors the economic conditions of the markets in which it currently operates, which includes Eastern and Central Washington, Northern Idaho and the Salt Lake City metropolitan area, Utah. This information is used in the analysis of its provision for loan losses. Management also considers general economic conditions in the analysis. The provision for loan losses is a significant estimate and the use of different assumptions could produce different results.

Noninterest Income

Noninterest income for the three and nine months ended September 30, 2006 was approximately $2.8 million and $6.7 million, respectively. This represented an increase of $0.8 million and $0.9 million, respectively. The increase for the nine months ended September 30, 2006 as compared to the same period of the prior year includes the gain on sales of $10.2 million of government guaranteed loans during the third quarter of 2006 resulting in $0.5 million noninterest income, increased fees and service charges of $0.4 million and the gain on sale of mortgage servicing rights of $0.2 million. These gains are partially offset by the loss of $0.3 million on the reclassification to held for sale of three buildings related to the CTB consolidation and $0.2 of an impairment charge recorded on a temporary building which was taken out of service upon completion of a permanent facility in the third quarter of 2006.

Enhancements in Cash Management services and Mortgage Banking, and a Private Banking initiative are supporting managements’ efforts to increase these noninterest income sources for the remainder of the year. Additionally, deposit and service fees are expected to increase related to growth and improved collections.

Noninterest Expense

Noninterest expense increased by $2.7 million to $13.2 million for the three months ended September 30, 2006 compared to the three months ended September 30, 2005. Noninterest expenses increased $7.7 million for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005. The increase for the nine months ended September 30, 2006 as compared to the prior year consists of higher salaries and employee benefits of $5.1 million, other expenses of $0.9 million, equipment expenses of $0.5 million and intangibles expense of $0.5 million. The activity in these categories for the nine months ended September 30, 2006 is summarized below.

•	Salaries and employee benefits increased due to the FTE count increasing during the year. This includes the expansion with CTB, new Idaho financial centers and new hires augmenting the overall relationship management team during 2005 to support anticipated growth.

•	Effective January 1, 2006, AWBC adopted Statement of Financial Accounting Standards No. 123R, Share-based payments, which mandated the expensing of stock options. As a result, AWBC has recorded $0.5 million of expense in the nine months ended September 30, 2006 which is included in salaries and employee benefits. Refer to Note 10 to Condensed Consolidated Financial Statements.

AMERICANWEST BANCORPORATION

•	Equipment expenses increased due mainly to CTB and the continued expansion.

•	Intangibles amortization expense has increased over the prior year due to the acquisition of CTB which occurred in the first quarter of 2006.

•	Other expenses increased from the same nine month period of the prior year due mainly to increased advertising costs, acquisition related expenses, training costs and various other expense increases related to the increased volume of activities.

During the nine months ended September 30, 2005, there was a reversal of salary continuation and deferred compensation benefit accruals of $0.7 million which reduced the salaries and employee benefits expense in that period. Additionally, during the same period there was an exchange on certain bank owned life insurance policies which resulted in $0.6 million of other expense.

Noninterest expenses related to current de novo expansion plans in the growing footprint markets to further enhance balance sheet and revenue growth for the remainder of 2006 and 2007 are anticipated to be approximately $0.8 million and $4.5 million, respectively. Each of these investments is anticipated to break even within 12 to 18 months after their opening.

Provision for Income Tax

The effective tax rate for the nine months ended September 30, 2006 was 36% which is higher than the same period of the prior year of 28%. The effective tax rate for the three months ended September 30, 2006 was 38% and is consistent with management’s expectations for the fourth quarter of 2006. This compares to the 15% effective tax rate for the three months ended September 30, 2005. During the three months ended September 30, 2005, AWBC recorded a $0.9 million reversal of a tax reserve which significantly reduced the effective tax rate in that year. During the years ended December 31, 2004 and 2005, the Company recognized historical tax rehabilitation credits. Management has determined that some of the tax credits recognized will be recaptured due to the modification of the usage of a building and uncertain construction completion.

Nonperforming Assets

Nonperforming assets include loans that are 90 or more days past due or in nonaccrual status and real estate and other loan collateral acquired through foreclosure and repossession. Accruing loans 90 days or more past due may remain on an accrual basis if adequately collateralized and in the process of collection. For nonaccrual loans income may be recognized on a cash basis if the borrower demonstrates an ability to continue payments of principal and interest in accordance with the loan agreement. Interest previously accrued, but not collected, is reversed and charged against income at the time a loan is placed in nonaccrual status.

The following table summarizes the nonperforming assets at September 30, 2006, December 31, 2005 and September 30, 2005.

($ in thousands)	9/30/2006	12/31/2005	9/30/2005
Accruing loans over 90 days past due	$549	$31	$1
Nonaccrual loans	9,255	14,452	17,241

Total nonperforming loans	$9,804	$14,483	$17,242
Foreclosed real estate and other foreclosed assets	573	2,221	3,210

Total nonperforming assets	$10,377	$16,704	$20,452

Total nonperforming loans to total gross loans	0.83%	1.50%	1.73%
Total nonperforming assets to total assets	0.76%	1.51%	1.79%
Allowance for loan loss to total gross loans	1.31%	1.49%	1.61%
Allowance for loan loss to nonperforming loans	157.86%	99.16%	92.87%

AMERICANWEST BANCORPORATION

Total nonperforming assets were $10.4 million or 0.76% of total assets at September 30, 2006. This compares to $20.5 million or 1.79% of assets at September 30, 2005. The nonperforming assets were $16.7 million or 1.51% of total assets at December 31, 2005. The majority of nonperforming assets are comprised of several loans and properties. Significant reductions in nonperforming assets during the nine months ended September 30, 2006 are discussed below.

•	The Company was carrying as nonaccrual two related loans with a carrying value at December 31, 2005 of $6.3 million. During the first quarter, the Company collected $1.5 million from liquidation of a portion of the collateral, and also charged off $2.4 million due to the principal guarantor seeking relief under a Chapter 11 Bankruptcy filing. During the third quarter, the Company charged off the remaining nonaccrual balance of $2.4 million due to the extended time frame anticipated for the resolution of the bankruptcy. The loans are related to private investments of the guarantor and a casino operation located in Western Washington that is owned in part by the guarantor. Management will continue to pursue recovery of all amounts due through its membership, participation and key role in the Creditors’ Committee.

•	In the first quarter, the Company sold nonaccrual loans totaling $3.3 million, related to a winery operation located in Walla Walla, Washington, to a private third party for $3.0 million. The remaining $0.3 million was charged off during the first three months of 2006.

•	During the nine months ended September 30, 2006, the Company sold foreclosed real estate and other foreclosed assets of $1.9 million without any significant gains or losses.

•	The Company also sold nonaccrual loans totaling $1.0 million during the second quarter, related to a housing facility for mentally disabled and chemically dependent tenants located in Spokane, Washington to a private third party for $1.0 million.

•	During the third quarter of 2006, the Company was paid in full on nonaccrual loans totaling $1.0 million, related to a farming operation located in Pendleton, Oregon.

Financial Condition

The Company’s consolidated assets at September 30, 2006 and December 31, 2005 were $1.4 billion and $1.1 billion, respectively.

Total stockholders’ equity was $149.9 million at September 30, 2006, up from $121.5 million at December 31, 2005. The increase in stockholders’ equity was principally due to the issuance of $18.0 million in stock, conversion of $2.6 million of stock options in connection with CTB, and the retention of 87.4% of net income for the nine months ended September 30, 2006.

Investment Portfolio

The Company’s investment portfolio increased from $31.4 million at December 31, 2005 to $42.8 million at September 30, 2006 due mainly to the $15.9 million of securities acquired from CTB. All securities are classified as available-for–sale and recorded at fair value. Management believes that this classification provides greater flexibility to respond to interest rate changes and liquidity needs. The Company’s portfolio includes two corporate bonds which have fallen below investment grade totaling $1.5 million at September 30, 2006. As these investments have relatively short maturities (both mature in 2008) and the companies are expected to have cash flows sufficient to meet the required payments, management has decided to continue to hold these investments.

Loan Portfolio

Total gross loans increased $220.3 million or 22.9% to $1.183 billion as of September 30, 2006 from $962.9 million at December 31, 2005. This includes the CTB acquired gross loans of $145.5 million. The percentage of commercial real estate loans remained consistent at 51% of the total portfolio at September 30, 2006 compared to 52% at December 31, 2005.

A substantial majority of the Bank’s loans are to small and medium-sized businesses, agricultural businesses, professionals and consumers in the Bank’s principal market area and are secured by residential and commercial real estate, crops, business inventory and receivables. Real estate values in these areas remain stable. Prices for agricultural commodities are relatively stable, however,

AMERICANWEST BANCORPORATION

year over year petroleum related costs have strained operating margins. Significant, long term deterioration in either of these underlying factors could affect the collectability of a material portion of the Bank’s loans outstanding. Each of these factors is also considered in the analysis of assessing the adequacy of the allowance for loan losses.

The major classifications of loans at September 30, 2006 and December 31, 2005 can be found in Note 3 to the Condensed Consolidated Financial Statements.

Allowance for Loan Losses

At September 30, 2006, the Company’s allowance for loan losses was $15.5 million or 1.31% of total gross loans. This compares to $14.4 million or 1.49% at December 31, 2005. The allowance for loan losses is increased by charges to income through the provision for loan losses and allowance related to acquired loans, and decreased by charge-offs, net of recoveries. Loans are charged to the allowance when management believes the collection of principal is unlikely.

In assessing the adequacy of the allowance for loan losses, management objectively analyzes recent historical loan loss experience and projects future allowance requirements. The analysis of credits provides an inherent loss rate by risk ratings. Each category of risk rating is assigned a projected loss value based upon general historic valuations and current management expectations for future losses. Additionally, management utilizes an analysis of impaired loans to determine specific reserves. Management also compares projected future allowance requirements with current nonperforming loan conditions and historical loss statistics. Finally, management utilizes judgment based on individual loan evaluations, delay in receipt of customer financial information, related credit facilities, volatility of economic and customer specific conditions or concentrations, and delinquency rates in assessing the allowance for loan losses.

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

Total deposits increased $203.3 million or 22.6% to $1.101 billion as of September 30, 2006 from $897.4 million at December 31, 2005. This includes the CTB acquired deposits of $175.9 million. NOW, savings and MMDA accounts have increased $81.1 million, time deposits have increased $87.8 million and noninterest bearing deposits have increased $34.4 million from December 31, 2005. The Company strives to maintain a high percentage of noninterest bearing deposits, which lower the Company’s cost of funds and result in higher net interest margins. The Company’s ratio of noninterest bearing deposits to total deposits has remained relatively consistent at 20% as of September 30, 2006 and 21% as of December 31, 2005.

AWB management is focused on building consumer and business relationships to support higher deposit balances, including noninterest bearing transaction accounts. Strategies to achieve this include the goal of being the employer of choice to attract and retain highly talented staff with strong local connections, expanding the sales and service culture, continuing to centralize non sales and service activities, providing excellent products and competitive pricing, and improving distribution channels. Distribution is being improved through expansion into growth markets both within its existing footprint and beyond it when significant opportunities arise, such as in the Utah market, and through the rollout of additional ATMs and merchant capture that provide customers additional convenience.

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

The Company’s primary source of liquidity is its deposit gathering capabilities. In addition, the Company uses short term and long term wholesale borrowing sources. The Federal Home Loan Bank of Seattle (FHLB) provides a significant source of wholesale funding in the form of advances. With maturities ranging from overnight to 30 years, these advances are used to provide a ready source of liquidity for the operations of the Bank. These advances can also be used as a tool for managing the Company’s interest rate risk through matching the overall maturities of liabilities with the overall maturities of assets. The Company also obtains time deposit funding through brokers in the national markets that have maturities that can range between seven days to ten years, but most of these terms are for less than one year. The Company also purchases Fed Funds from its correspondent banks as a source of short term funding.

As indicated on the Company’s Condensed Consolidated Statement of Cash Flows, net cash from operating activities for the nine months ended September 30, 2006 contributed $8.8 million to liquidity.

At September 30, 2006, FHLB advances and other borrowings were $80.6 million and $5.2 million, respectively. These balances represented an increase of $9.9 million in FHLB advances and an increase of $4.3 million in other borrowings in comparison to December 31, 2005. Additionally, junior subordinated debt increased $10.3 million to $20.6 million at September 30, 2006. This increase was due to the issuance of junior subordinated debt of $7.2 million in March 2006 and $3.1 million of junior subordinated debt acquired from CTB.

As of September 30, 2006 and December 31, 2005, the Bank had available credit (after deducting outstanding borrowings) from the FHLB of $156.5 million and $100.3 million, respectively. These lines were available for overnight and term borrowings at market interest rates. Borrowings from the FHLB are secured with loan collateral. In addition, securities collateral is pledged to the Federal Reserve Bank from time to time. The Bank also had available Fed Funds lines of credit of $86.9 million at September 30, 2006 and $70.0 million at December 31, 2005.

The Parent Company had cash balances of $3.8 million as of September 30, 2006 which is slightly higher than the cash balances of $3.2 million held as of December 31, 2005. During the first quarter, the Parent Company received a $10.0 million dividend from AWB and $7.0 million in junior subordinated debt proceeds from its Trust II. These funds provided most of the cash consideration of $17.5 million for the CTB acquisition. Cash received from the exercise of stock options was more than sufficient to cover other operating expenses and dividends. The Parent Company paid cash dividends of $0.03 per share on its common stock on May 31, 2006 and August 31, 2006. The Parent Company did not repurchase any shares for the nine months ended September 30, 2006. The Parent Company has a $5.0 million line of credit from an unaffiliated commercial bank for general corporate purposes with no outstanding balance at September 30, 2006.

Capital Resources

AWBC’s total stockholders’ equity to total assets ratio increased to 10.96% as of September 30, 2006 from 10.22% as of September 30, 2005. As of September 30, 2006, AWBC’s ending tangible shareholders’ equity to ending tangible assets ratio decreased to 8.22% as compared to 9.07% for the same period of the prior year mainly as a result of the increase in goodwill and other intangible assets in connection with the CTB merger.

The Company is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a material effect on the Company’s financial statements. Under capital adequacy guidelines, the Company must meet specific capital guidelines that involve quantitative measures of the Company’s assets, liabilities, and certain off balance sheet items as calculated under regulatory accounting practices. The Company’s capital amounts and classifications are also subject to qualitative judgments by the regulators about risk components, asset risk weighting, and other factors.

AMERICANWEST BANCORPORATION

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of total and Tier I capital to risk-weighted assets (as defined in the regulations), and of Tier I capital to average assets (as defined in the regulations).

The table below lists AWBC and AWB’s capital ratios relative to regulatory requirements at September 30, 2006:

Capital Ratio	Regulatory Standard for “Well Capitalized” Rating	AWBC Actual Ratio	AWB Actual Ratio
Tier 1 Capital to Average Total Assets	5.00%	9.76%	9.46%
Tier 1 Capital to Risk Weighted Assets	6.00%	10.12%	9.82%
Total Capital to Risk Weighted Assets	10.00%	11.33%	11.03%

Management has established and continues to meet its target of remaining above the regulatory standard for achieving a “well capitalized” rating.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

In management’s opinion, there have been no material changes in reported market risks faced by AWBC since the end of the most recent fiscal year including the impact of the CTB merger. Under parallel interest rate changes of an increase or decrease in rates of 100 bps and 200 bps over the next twelve months, AWBC’s net interest income is expected to increase moderately under rising interest rates and to decline moderately under falling interest rates. This is because AWBC has slightly more assets repricing than liabilities during this time period. These scenarios also include the assumptions that balances and current pricing spreads remain constant. The economic value of the Company’s equity is also expected to increase with rising interest rates. Both of these interest rate risk measures remain within the Company’s policy limits as of September 30, 2006. Management also runs nonparallel interest rate scenarios and a most likely rate scenario to consider the impact of various interest rate changes in the yield curve and the respective impact on net interest income to determine if any actions should be taken.

The Company has experienced some modest compression in its net interest margin during the year even though short term interest rates have risen by approximately 100 bps. One reason is that longer term interest rates have not increased by the same amount. For example, the 5 year FHLB Advance rate which is a pricing index for some of AWBC’s fixed and adjustable rate loans has increased by less than 20 bps during the year. The net interest margin has declined to 5.03% for the third quarter of 2006 from 5.15% in the first quarter of 2006. The primary reason is that the increasingly competitive environment for deposits has led to higher deposit rates which are now closer to wholesale borrowing rates. In addition, the proportion of higher cost time deposits has been increasing due to customer preferences. Loan spreads have also tightened during the year due to the competitive environment for loans.

Item 4.	Controls and Procedures.

During the nine months ended September 30, 2006, there were no changes in the Company’s internal control over financial reporting that materially affected or are reasonably likely to materially affect internal control over financial reporting.

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

Periodically and in the ordinary course of business, various claims and lawsuits are brought against AWBC or AWB, such as claims to enforce liens, condemnation proceedings on properties in which the Bank held a security interest, claims involving the making and servicing of real property loans, actions relating to employee claims and other issues incident to the business of AWBC and AWB. In the opinion of management, the ultimate liability, if any, resulting from such claims or lawsuits will not have a material adverse effect on the financial position or results of operations of AWBC.

Item 1A.	Risk Factors

There have been no material changes in risk factors.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.	Other Information

There is no other information to report.

Item 6.	Exhibits

a. Exhibits. The exhibits filed as part of this report are as follows:

3.1	2004 Amended and Restated Articles of Incorporation of registrant are incorporated herein by reference to Exhibit 3.1 to the registrant’s quarterly report on Form 10-Q filed August 9, 2004.

3.2	2004 Amended and Restated Bylaws of registrant is incorporated by reference to Exhibit 3.2 to the registrant’s quarterly report on Form 10-Q filed August 9, 2004.

10.1	Employment Agreement dated as of September 18, 2006 with Patrick J. Rusnak is incorporated by reference to Exhibit 99.1 to the Form 8-K filed on September 19, 2006.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

AMERICANWEST BANCORPORATION

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized on November 9, 2006.

AMERICANWEST BANCORPORATION

/s/ Robert M. Daugherty
Robert M. Daugherty, President and
Chief Executive Officer

/s/ Diane L. Kelleher
Diane L. Kelleher, Executive Vice President and
Chief Financial Officer