Form 10-K/A
period 2005-12-31
AMERICANWEST BANCORPORATION
filed 2007-01-22
CIK 726990

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

Explanatory Note:

This Amendment No. 1 on Form 10-K/A (“Amendment”) amends the Form 10-K for the year ended December 31, 2005 (“Original Report”) of AmericanWest Bancorporation (“Company”), and is being filed to add Note 24 to the Notes to Consolidated Financial Statements, disclosing a correction of an error in the Company’s Consolidated Statement of Cash Flows for the year ended December 31, 2004. Specifically, cash flows related to the sale of a branch have been reclassified from a financing activity to an investing activity as required by Statement of Financial Accounting Standards No. 95 (Statement of Cash Flows). The Financial Statements required by Part II, Item 8, and as amended, are included immediately following Part II, Item 15 and the signature page. A related change to the disclosure under the Liquidity section of Part II, Item 7 (Management’s Discussion and Analysis) is also reflected in this amendment. No other Items have been amended and are included in this Form 10-K/A for convenience.

The effect of this correction was a decrease of $14.46 million in net cash flows from investing activities and an increase of the same amount in net cash flows from financing activities. This correction had no effect on the Company’s income, financial position, or total net cash flows.

For purposes of this Form 10-K/A, and in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the Company has amended and restated in its entirety each item of the Original Report which was affected by the correction noted above. In order to preserve the nature and character of the disclosures provided in the Original Report, no attempt was made to modify or update any disclosures except those related to correction of the error.

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

Liquidity and Capital Resources

Management believes that AWBC’s cash flow will be sufficient to support its existing operations for the foreseeable future. Cash flows from operations contribute significantly to liquidity, as do proceeds from maturities of securities and increasing customer deposits. In 2005, AWBC generated $18.8 million of net cash flows from its operating activities compared to $22.1 million in 2004. Additionally, the Company generated $45.8 million and $31.5 million in net cash from financing activities in 2005 and 2004, respectively.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 22nd day of January, 2007.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of AmericanWest Bancorporation and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and cash flows for each of the three years ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. As discussed in Note 24 to the financial statements, the Company has adjusted its Consolidated Statement of Cash Flows for the year ended December 31, 2004, to properly classify net cash payments made in connection with the sale of an AWB branch. Also in our opinion, management’s assessment that AmericanWest Bancorporation and subsidiaries maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Furthermore, in our opinion, AmericanWest Bancorporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/    Moss Adams LLP

Everett, Washington

March 8, 2006, except for Note 24,

as to which the date is January 19, 2007

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

AMERICANWEST BANCORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2005, 2004 and 2003

($ in thousands)

	2005	Restated 2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$13,872	$9,505	$13,986
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses and foreclosed real estate and other foreclosed assets	2,401	17,834	7,968
Depreciation and amortization	2,498	2,518	2,234
Deferred income taxes	1,364	(1,512)	(732)
Compensatory stock options and restricted stock issued	138	50	—
Gain on disposal of branch	—	(618)	—
(Gain)/loss on sale of other	108	(531)	169
Federal Home Loan Bank stock dividends	(22)	(104)	(234)
Changes in assets and liabilities:
Net (increase) decrease in loans held for sale	(2,098)	(731)	648
Accrued interest receivable	(449)	230	(345)
Bank owned life insurance	580	(1,269)	(728)
Other assets	757	(2,598)	(98)
Accrued interest payable	754	102	(285)
Other liabilities	(1,084)	(735)	3,418

NET CASH FROM OPERATING ACTIVITIES	18,819	22,141	26,001

CASH FLOWS FROM INVESTING ACTIVITIES
Securities available-for-sale:
Maturities and principal payments	8,808	5,698	15,924
Sales	—	81,206	3,128
Purchases	(12,156)	(80,566)	(11,624)
Proceeds from sale of bankcard portfolio	5,075	—	—
Net increase in loans	(48,276)	(64,091)	(109,228)
Purchase of life insurance contracts	—	(2,000)	(3,000)
Death benefit proceeds on life insurance contracts	1,345	—	—
Purchases of premises and equipment	(2,052)	(3,970)	(3,447)
Proceeds from sale of premises and equipment	1,116	592	199
Proceeds from foreclosed real estate and other foreclosed assets	4,450	5,084	2,211
Other changes in foreclosed real estate and other foreclosed assets	(225)	(187)	(2)
Cash payments for sale of branch	—	(14,458)	—

NET CASH FROM INVESTING ACTIVITIES	(41,915)	(72,692)	(105,839)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	2,632	38,785	104,790
Proceeds from Federal Home Loan Bank advances	167,050	102,519	14,913
Repayments of Federal Home Loan Bank advances and other borrowing activity	(126,088)	(109,241)	(31,093)
Principal payments on capital lease obligations	(48)	(47)	(45)
Proceeds from issuance of capital stock, exercise of stock options and employee incentive program	2,277	2,309	1,743
Stock repurchase program	—	(2,852)	(1,100)

NET CASH FROM FINANCING ACTIVITIES	45,823	31,473	89,208

NET CHANGE IN CASH AND CASH EQUIVALENTS	22,727	(19,078)	9,370

Cash and cash equivalents, beginning of period	$29,217	$48,295	$38,925

Cash and cash equivalents, end of period	$51,944	$29,217	$48,295

Supplemental Disclosures:
Cash paid during the period for:
Interest	$17,579	$13,899	$14,771
Income taxes	$1,885	$6,665	$6,195

Noncash Investing and Financing Activities:
Foreclosed real estate acquired in settlement of loans	$2,256	$6,197	$3,671
Common stock dividend	$—	$20,990	$12,911
Tax benefit of nonqualified stock option exercises and early dispositions of incentive stock option exercises	$383	$132	$401

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

The allowance for loan loss is maintained at a level management believes is adequate to provide for probable loan, loan commitment, commitments under credit card arrangements, standby letter of credit and financial guarantee losses. The allowance for loan losses is based on a continuing review of these items, which includes consideration of actual loss experience, changes in the size and character of the portfolio, identification of individual problem situations that may affect the borrower’s ability to repay, and evaluations of the prevailing and anticipated economic conditions. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision, as more information becomes available.

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

Note 24.

The accompanying Consolidated Statement of Cash Flows for the year ended December 31, 2004 has been restated to properly classify the net cash payments made in connection with the sale of an AWB branch. The effect of this restatement was a decrease in cash flows from investing activities of $14,458,000 and an increase in cash flows from financing activities of the same amount. This correction had no effect on the Consolidated Statements of Financial Position or Consolidated Statements of income.

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