Form 10-Q
period 2007-03-31
AMERICANWEST BANCORPORATION
filed 2007-05-09
CIK 726990

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2007 or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to

Commission File Number 000-18561

AMERICANWEST BANCORPORATION

(Exact name of registrant as specified in its charter)

Washington	91-1259511
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

41 West Riverside, Suite 400

Spokane, Washington 99201-0813

(Address of principal executive offices, including zip code)

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

Large Accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Number of Shares Outstanding
Common Stock	17,184,588 at May 1, 2007

INDEX TO QUARTERLY REPORT ON FORM 10-Q

March 31, 2007

Part I. Financial Information

Item 1. Financial Statements

CONSOLIDATED STATEMENT OF CONDITION

(unaudited)

($ in thousands)

	March 31, 2007	December 31, 2006
ASSETS
Cash and due from banks	$64,973	$45,866
Overnight interest bearing deposits with other banks	481	9,863

Cash and cash equivalents	65,454	55,729

Securities, available-for-sale at fair value	40,156	39,518

Loans, net of allowance for loan losses of $14,657 and $15,136, respectively	1,231,731	1,204,519

Loans, held for sale	6,904	2,913
Accrued interest receivable	8,275	8,311
FHLB stock	6,319	6,319
Premises and equipment, net	30,985	30,484
Foreclosed real estate and other foreclosed assets	1,013	644
Bank owned life insurance	19,894	19,716
Goodwill	33,073	33,073
Intangible assets	7,215	7,506
Other assets	7,627	7,796

TOTAL ASSETS	$1,458,646	$1,416,528

LIABILITIES
Non-interest bearing demand deposits	$217,967	$236,375
Interest bearing deposits:
NOW, savings account and money market accounts	503,126	476,852
Time, $100,000 and over	251,088	217,508
Other time	194,967	193,204

TOTAL DEPOSITS	1,167,148	1,123,939

Federal Home Loan Bank advances	73,543	105,759
Other borrowings and capital lease obligations	8,247	307
Junior subordinated debt	41,239	20,620
Accrued interest payable	4,442	4,270
Other liabilities	9,296	9,596

TOTAL LIABILITIES	1,303,915	1,264,491
STOCKHOLDERS’ EQUITY
Common stock, no par, shares authorized 50 million; 11,520,331 issued and 11,424,831 outstanding at March 31, 2007; 11,467,648 issued and 11,388,315 outstanding at December 31, 2006	128,261	127,396
Retained earnings	26,419	24,576
Accumulated other comprehensive income, net of tax	51	65

TOTAL STOCKHOLDERS’ EQUITY	154,731	152,037

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,458,646	$1,416,528

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF INCOME

THREE MONTHS ENDED MARCH 31, 2007 AND 2006

(unaudited)

($ in thousands, except per share amounts)

	Three Months Ended March 31,
	2007	2006
INTEREST INCOME
Interest and fees on loans	$24,329	$18,857
Interest on securities	462	458
Other interest income	71	51

TOTAL INTEREST INCOME	24,862	19,366

INTEREST EXPENSE
Interest on deposits	8,520	5,036
Interest on borrowings	1,608	1,107

TOTAL INTEREST EXPENSE	10,128	6,143

NET INTEREST INCOME	14,734	13,223
Provision for credit losses	—	782

NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	14,734	12,441

NON-INTEREST INCOME
Fees and service charges on deposits	1,390	1,166
Fees on mortgage loan sales	342	280
Other	673	310

TOTAL NON-INTEREST INCOME	2,405	1,756

NON-INTEREST EXPENSE
Salaries and employee benefits	8,418	6,891
Equipment expense	1,261	887
Occupancy expense, net	1,227	924
State business and occupation tax	304	254
Intangible assets amortization	291	100
Foreclosed real estate and other foreclosed assets	48	426
Other	2,218	2,186

TOTAL NON-INTEREST EXPENSE	13,767	11,668

INCOME BEFORE PROVISION FOR INCOME TAX	3,372	2,529
PROVISION FOR INCOME TAX	1,187	880

NET INCOME	$2,185	$1,649

Basic earnings per common share	$0.19	$0.15
Diluted earnings per common share	$0.19	$0.15
Basic weighted average shares outstanding	11,412,991	10,641,585
Diluted weighted average shares outstanding	11,540,998	10,880,915

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2007 AND 2006

(unaudited)

($ in thousands)

	Three months ended March 31,
	2007	2006
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES
Net Income	$2,185	$1,649
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses and foreclosed real estate and other foreclosed assets	13	1,125
Depreciation and amortization	1,053	654
Stock-based compensation	445	231
Gain on sale of other premises and equipment, investments and foreclosed real estate and other foreclosed assets	(192)	(3)
Loss on reclassification of premises to held for sale	—	300
Originations of loans held for sale	(31,611)	(11,122)
Proceeds from loans sold	27,620	12,767
Changes in assets and liabilities:
Accrued interest receivable	36	247
Bank owned life insurance	(178)	(53)
Other assets	796	1,337
Accrued interest payable	172	27
Other liabilities	(333)	(245)

NET CASH PROVIDED BY OPERATING ACTIVITIES	6	6,914

CASH FLOWS USED IN INVESTING ACTIVITIES
Securities available-for-sale:
Maturities, calls, sales and principal payments	1,809	2,681
Purchases	(2,453)	(860)
Purchase of Columbia Trust Bancorporation, net of cash acquired	—	17,858
Purchased securities of Capital Trust Subsidiaries	(619)	(217)
Net increase in loans	(27,963)	(43,532)
Purchases of premises and equipment	(1,283)	(1,199)
Proceeds from sale of premises and equipment	15	5
Proceeds from sale of foreclosed real estate and other foreclosed assets	583	545

NET CASH USED IN INVESTING ACTIVITIES	(29,911)	(24,719)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES
Net increase in deposits	43,209	8,678
Proceeds from Federal Home Loan Bank advances	40,000	10,000
Repayments of Federal Home Loan Bank advances and other borrowing activity	(64,276)	(10,145)
Proceeds from issuances of common stock under equity incentive plans	420	384
Proceeds from issuance of junior subordinated debt	20,619	7,217
Payment of cash dividend	(342)	—

NET CASH PROVIDED BY FINANCING ACTIVITIES	39,630	16,134

NET CHANGE IN CASH AND CASH EQUIVALENTS	9,725	(1,671)
Cash and cash equivalents, beginning of year	$55,729	$51,944

Cash and cash equivalents, end of period	$65,454	$50,273

Supplemental Disclosures:
Cash paid during the period for:
Interest	$9,956	$6,116
Income taxes	$14	$6
Non-cash Investing and Financing Activities:
Foreclosed real estate acquired in settlement of loans	$784	$40
Fair value of assets acquired	$—	$229,972
Cash consideration paid for acquisition	$—	$(18,961)
Stock-based consideration issued for acquisition	$—	$(20,593)
Liabilities assumed in acquisition	$—	$190,418

The accompanying notes are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. Basis of Presentation

The foregoing unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission. Accordingly, these financial statements do not include all of the disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes included in the annual report on Form 10-K for the year ended December 31, 2006. In the opinion of management, the unaudited interim consolidated financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim periods presented. The results of operations for the three month periods ended March 31, 2007 and March 31, 2006 are not necessarily indicative of the operating results for the full year. Certain prior year balances have been reclassified to conform to the current year presentation. These reclassifications had no effect on retained earnings or net income as previously presented.

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published, and the reported amounts of revenues and expenses during the reporting period. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of AmericanWest Bancorporation’s (Company) consolidated financial statements; accordingly, it is possible that the actual results could differ from these estimates and assumptions, which could have a material effect on the reported amounts of the Company’s consolidated financial position and results of operations.

NOTE 2. Securities

All securities are classified as available-for-sale and are carried at fair value. Unrealized gains and losses, net of tax, are excluded from earnings and reported as a net amount as a separate component of stockholders’ equity. Gains or losses on the sale of available-for-sale securities are determined using the specific identification method. Premiums and discounts are recognized in interest income using the effective interest method over the period to maturity. Carrying amounts and fair values at March 31, 2007 and December 31, 2006 were as follows:

($ in thousands)	March 31, 2007		December 31, 2006
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Obligations of Federal Government Agencies	$9,744	$9,693	$11,927	$11,857
Obligations of states, municipalities and political subdivisions	10,267	10,280	9,016	9,062
Mortgage-backed securities	14,163	14,224	14,680	14,739
Corporate securities	1,499	1,485	1,498	1,481
Other securities	4,406	4,474	2,297	2,379

Total	$40,079	$40,156	$39,418	$39,518

NOTE 3. Loans and Allowance for Loan Losses

Loan detail by category as of March 31, 2007 and December 31, 2006 were as follows:

($ in thousands)	March 31, 2007	December 31, 2006
Commercial real estate	$676,442	$651,386
Commercial and industrial	298,888	283,889
Agricultural	120,445	141,646
Residential mortgage	79,002	74,222
Residential construction	51,472	47,235
Installment and other	21,913	22,508

Total Loans	$1,248,162	$1,220,886

Allowance for loan losses	(14,657)	(15,136)
Deferred loan fees, net of deferred costs	(1,774)	(1,231)

Net Loans	$1,231,731	$1,204,519

The allowance for loan loss and reserve for unfunded commitments are maintained at levels considered adequate by management to provide for possible loan losses as of the consolidated statement of condition reporting dates. The allowance and reserve for unfunded commitments are based on management’s assessment of various factors affecting the loan portfolio, including problem loans, business conditions and loss experience, and an overall evaluation of the quality of the underlying collateral. Changes in the allowance for loan losses and the reserve for unfunded commitments during the three months ended March 31, 2007 and 2006 were as follows:

	Three Months Ended
	3/31/2007	3/31/2006
Allowance for Loan Losses:
Balance, beginning of period	$15,136	$13,895
Provision for loan losses	(33)	666
Allowance related to acquired loans	—	2,068
Loans charged-off	(546)	(2,727)
Recoveries	100	113

Balance, end of period	$14,657	$14,015

Reserve for Unfunded Commitments:
Balance, beginning of period	$881	$466
Provision for unfunded commitments	33	116

Balance, end of period	$914	$582

The provision for credit losses on the Consolidated Statements of Income includes the provision for loan losses and the provision for unfunded commitments.

NOTE 4. Business Combination

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

The initial core deposit intangible of $5,794,000 is being amortized on a straight-line basis over 8 years. Non-compete agreements of $303,000 are being amortized on a straight-line basis over 1-2 years. Goodwill of $21,023,000 is not amortized but will be reviewed for potential impairment on an annual basis, or more frequently if events or circumstances indicate a potential impairment.

NOTE 5. Junior Subordinated Debt

As of March 31, 2007, the Company had four wholly owned trusts (Trusts) that were formed to issue trust preferred securities and related common securities of the Trusts. The Trusts are summarized as follows:

($ in thousands)
Trust Name	Issue Date	Outstanding Amount	Rate		Effective Rate	Call Date	Maturity Date
AmericanWest Statutory Trust I	September 2002	$10,310	Floating	(1)	8.75%	September 2007	September 2032
Columbia Trust Statutory Trust I	June 2003	$3,093	Floating	(2)	8.45%	June 2008	June 2033
AmericanWest Capital Trust II	March 2006	$7,217	6.76%	(3)	6.76%	March 2011	March 2036
AmericanWest Capital Trust III	March 2007	$20,619	6.53%	(4)	6.53%	March 2012	June 2037

(1)	Rate based on LIBOR plus 3.40%, adjusted quarterly.
(2)	Rate based on LIBOR plus 3.10%, adjusted quarterly.
(3)	Rate fixed for 5 years from issuance, then adjusted quarterly thereafter based on LIBOR plus 1.50%.
(4)	Rate fixed for 5 years from issuance, then adjusted quarterly thereafter based on LIBOR plus 1.63%.

All of the common securities of the Trusts are owned by the Company. The Company has fully and unconditionally guaranteed the capital securities along with all obligations of the Trusts under the trust agreements. Interest income from the trust preferred securities is the source of revenues for these Trusts. In accordance with Financial Accounting Standards Board Interpretation No. 46R, Consolidation of Variable Interest Entities, the Trusts are not consolidated in the Company’s financial statements.

As of March 31, 2007, $1,330,000 of the junior subordinated debt, less the common stock of the Trusts, did not qualify as Tier I capital, under the guidance issued by the Board of Governors of the Federal Reserve System (FRB). Effective April 11, 2005, the FRB adopted a rule that permits the inclusion of junior subordinated debt in Tier I capital, but with stricter quantitative limits. Under the FRB rule, after a five-year transition period ending March 31, 2009, the aggregate amount of junior subordinated debt and certain other restricted core capital elements is limited to 25% of Tier I capital elements, net of goodwill. The amount of junior subordinated debt and certain other elements in excess of the limit could be included in Tier II capital, subject to restrictions. All of the currently issued junior subordinated debt is expected to qualify under the new limitations as of March 31, 2009. There can be no assurance that the FRB will not further limit the amount of junior subordinated debt permitted to be included in Tier I capital for regulatory capital purposes.

NOTE 6. Comprehensive Income

Total comprehensive income, which includes net income and unrealized gains and losses on the Company’s available-for-sale securities, net of tax, amounted to approximately $2,171,000 and $1,605,000 for the three months ended March 31, 2007 and 2006, respectively.

NOTE 7. Cash Dividends

During the three months ended March 31, 2007, the Company declared and paid a cash dividend of $0.03 per share.

NOTE 8. Earnings Per Share

The following is a reconciliation of the numerators and denominators for basic and diluted per share computations for net income for the three months ended March 31, 2007 and 2006:

	Three Months Ended March 31,
($ in thousands, except per share)	2007	2006
Numerator:
Net income	$2,185	$1,649
Denominator:
Weighted average number of common shares outstanding	11,412,991	10,641,585
Incremental shares assumed for stock-based compensation	128,007	239,330

Total	11,540,998	10,880,915

Basic Earnings per common share	$0.19	$0.15
Diluted Earnings per common share	$0.19	$0.15

NOTE 9. Stock-Based Compensation

The AmericanWest Bancorporation 2006 Equity Incentive Plan (Plan) provides for the issuance of incentive stock options, nonqualified stock options, restricted stock awards and unrestricted stock awards to key employees, officers and directors. The maximum aggregate number of authorized shares issued under the Plan is 314,666. The Board of Directors’ Compensation Committee administers the Plan. The maximum term of an incentive stock option granted under the Plan is ten years and the Plan will terminate on March 17, 2016.

Stock Options

Compensation cost recorded related to stock options accounted for under Statement of Financial Accounting Standards (SFAS) No. 123(R), Share-Based Payment, was approximately $203,000 and $189,000 for the three months ended March 31, 2007 and 2006, respectively. Net income was reduced by approximately $136,000 or $0.01 per diluted share for the three months ended March 31, 2007 related to stock options. For the three months ended March 31, 2006, compensation cost related to stock options reduced net income by approximately $155,000 or $0.01 per diluted share.

The following table summarizes the stock option activity for the three months ended March 31, 2007.

	Options	Weighted average exercise price
Outstanding at December 31, 2006	444,049	$16.51
Granted	46,050	23.27
Exercised	(36,015)	9.41
Forfeited	(4,610)	22.37

Outstanding at March 31, 2007	449,474	$17.72

Exercisable at March 31, 2007	282,424	$16.24

The following table summarizes the weighted average assumptions for options issued during the three months ended March 31, 2007 and 2006.

	Three months ended March 31,
	2007	2006
Expected volatility	31.4%	22.8%
Expected dividends	0.5%	0.0%
Expected term	6.4 years	7.5 years
Risk free interest rate	4.7%	4.6%

The expected volatility is based on historical volatility, the expected dividends are based on historical cash dividends, the expected term is based on the short-cut method and the risk free interest rate is based on US Treasury Constant Maturity yields for periods similar to the expected life of the option. The weighted average fair value of options issued during the three months ended March 31, 2007 and 2006 was $9.13 and $9.90, respectively. Total unrecognized compensation cost at March 31, 2007 is $319,000 which will be recognized through 2011. The amortization of stock-based compensation reflects estimated forfeitures adjusted for actual forfeiture experience. Estimated forfeitures will be continually evaluated in subsequent periods and may change based on new facts and circumstances.

The weighted average remaining term for outstanding and exercisable stock options at March 31, 2007 was 6.7 years and 5.9 years, respectively. The aggregate intrinsic value at March 31, 2007 was $1,719,000 for stock options outstanding and $1,496,000 for stock options exercisable. The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the market price of the Company’s common stock as of the reporting date. The intrinsic value of stock options exercised during the three months ended March 31, 2007 was $473,000.

Restricted Common Stock Awards

The Company has granted performance-based restricted common stock awards and non-performance based restricted stock awards (collectively restricted common stock awards) to certain executives and employees. The restricted common stock awards vest between September 2007 and March 2012 and are expensed as compensation over the vesting period.

The purpose of these awards was to promote the long term interests of the Company and its shareholders by providing a financial incentive as a means for retaining certain key executives and employees. For the three months ended March 31, 2007 and 2006, the compensation expense related to these grants was approximately $241,000 and $64,000, respectively. The compensation expense for the three months ended March 31, 2007, includes $141,000 related to the immediate vesting of 7,500 restricted common stock awards for an executive terminated without cause.

The following table summarizes unvested restricted common stock activity for the three months ended March 31, 2007.

	Restricted Common Stock	Weighted average grant date fair value
Unvested as of December 31, 2006	79,333	$21.59
Granted	25,700	23.63
Forfeited	(7,500)	21.29
Vested	(2,033)	21.61

Unvested as of March 31, 2007	95,500	$22.16

NOTE 10. Subsequent Events

On April 1, 2007, the Company completed the acquisition of Far West Bancorporation and its wholly owned subsidiary, Far West Bank, based in Provo, Utah. The acquisition will be accounted for under the purchase method of accounting. The Company issued approximately 5.74 million shares of common stock and paid approximately $30 million in cash in exchange for the outstanding shares of Far West Bancorporation. As of March 31, 2007, the recorded values of Far West Bancorporation’s assets and liabilities were as follows:

($ in thousands)	March 31, 2007
ASSETS
Cash and cash equivalents	$31,490
Securities, available-for-sale	30,445
Loans, net of allowance for loan losses	347,988
Premises and equipment, net	7,438
Other assets	21,455

TOTAL ASSETS	$438,816

LIABILITIES
Deposits	$383,550
Other liabilities	4,404

TOTAL LIABILITIES	$387,954

Under the purchase method of accounting, the Company will record Far West Bancorporation’s assets and liabilities at their fair values at the acquisition date, and record an intangible asset (goodwill) for the excess of the fair value of the purchase price paid over the fair value of the assets and liabilities acquired. Additionally, the results of operations on and after April 1, 2007 will be reported on a combined basis.

On April 30, 2007, the Company declared a cash dividend of $0.04 per common share. The dividend is payable on May 29, 2007 to shareholders of record on May 14, 2007.

NOTE 11. Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115. The new guidance allows an institution, at its option, and on an item by item basis, to begin valuing selected assets and liabilities at fair market value. The rule is required to be adopted for years beginning after November 15, 2007. Upon adoption of this guidance, the initial valuation adjustment would be made to beginning retained earnings. The Company will adopt this guidance on January 1, 2008 and management is assessing the impact of the implementation of this guidance.

On July 13, 2006, FASB Interpretation Number (FIN) 48, Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109, was issued. FIN 48 clarifies the accounting and reporting for income taxes where interpretation of the tax law may be uncertain. FIN 48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of income tax uncertainties with respect to positions taken or expected to be taken in income tax returns. The Company adopted FIN 48 on January 1, 2007. The implementation of FIN 48 did not have an impact on the Company.

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain matters discussed or incorporated by reference in this Quarterly Report on Form 10-Q including, but not limited to, matters described in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (PSLRA). Such forward looking statements include statements about the financial condition, results of operations, future financial targets and earnings outlook of the Company. The forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Those factors include, but are not limited to, impact of the current national and regional economy on small business loan demand in the Company’s market, loan delinquency rates, changes in portfolio composition, the Company’s ability to increase market share, the Company’s ability to attract quality commercial business, the Company’s ability to expand its markets through new branches and acquisitions, interest rate movements and the impact on net interest margins such movement may cause, changes in the demographic make-up of the Company’s market, the Company’s products and services, the Company’s ability to attract and retain qualified people, regulatory changes, competition with other banks and financial institutions, and other factors. Words such as “targets,” “expects,” “anticipates,” “believes,” other similar expressions or future or conditional verbs such as “will,” “may,” “should,” “would,” and “could” are intended to identify such forward-looking statements. Readers should not place undue reliance on the forward-looking statements, which reflect management’s view only as of the date hereto. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect subsequent events or circumstances. This statement is included for the express purpose of protecting the Company under PSLRA’s safe harbor provisions.

The following discussion contains a review of the results of operations and financial condition for the three months ended March 31, 2007 and 2006. This information should be read in conjunction with the financial statements and related notes appearing in this report. The reader is assumed to have access to the Company’s Form 10-K for the year ended December 31, 2006, which contains additional information.

AmericanWest Bancorporation

AmericanWest Bancorporation (Company) is a Washington corporation registered as a bank holding company under the Bank Holding Company Act of 1956. The Company is headquartered in Spokane, Washington. The Company’s wholly-owned subsidiary is AmericanWest Bank (Bank), a Washington state chartered bank that operates in Eastern and Central Washington and Northern Idaho. Additionally, the Bank has two loan production offices in the Salt Lake City, Utah, area and two loan production offices in Washington. Unless otherwise indicated, reference to the Company shall include its wholly-owned subsidiary. The Company’s unconsolidated information will be referred to as the Parent Company.

AmericanWest Statutory Trust I, Columbia Trust Statutory Trust I, AmericanWest Capital Trust II and AmericanWest Capital Trust III (collectively Trusts) are wholly owned subsidiaries of the Company that were formed for the exclusive purpose of issuing capital securities and using the proceeds from the issuance to acquire junior subordinated debt issued by the Company. Due to the prior adoption of Financial Interpretation Number 46R, Consolidation of Variable Interest Entities, the investments in these Trusts are not consolidated on the Consolidated Financial Statements.

On April 1, 2007, AmericanWest Bancorporation merged with Far West Bancorporation and Far West Bancorporation’s principal operating subsidiary, Far West Bank, was merged with and into AmericanWest Bank. All operations in Utah will function under the Far West Bank brand as a division of AmericanWest Bank. Since the completion of the merger, the Bank provides a full range of banking services to small and medium-sized businesses, agricultural businesses, professionals and consumers through 62 financial centers and four loan production offices located in Eastern and Central Washington, Northern Idaho and Utah. The financial information included in this Form 10-Q does not reflect the merger with Far West Bancorporation.

Results of Operations

Overview

The Company reported net income of $2.2 million or $0.19 per fully diluted share for the three months ended March 31, 2007 compared to $1.6 million or $0.15 per fully diluted share for the same period in 2006. The return on average assets for the three months ended March 31, 2007 was 0.63%, as compared to 0.59% for the same period of the prior year. The return on average equity for the three months ended March 31, 2007 was 5.75%, as compared to 5.32% for the same period of the prior year.

The tables below summarize the Company’s financial performance for the three months ending March 31, 2007 and 2006:

	Three Months Ended March 31,
($ in thousands except per share data)	2007	2006	% Change
Interest Income	$24,862	$19,366	28.4%
Interest Expense	10,128	6,143	64.9%

Net Interest Income	14,734	13,223	11.4%
Provision for Loan Loss	—	782	-100.0%

Net interest income after provision for loan losses	14,734	12,441	18.4%

Non-interest Income	2,405	1,756	37.0%
Non-interest Expense	13,767	11,668	18.0%

Income before provision for income taxes	3,372	2,529	33.3%
Provision for income taxes	1,187	880	34.9%

Net Income	$2,185	$1,649	32.5%

Basic earnings per common share	$0.19	$0.15	26.7%
Diluted earnings per common share	$0.19	$0.15	26.7%

	Three Months Ended
Selected Financial Ratios:	3/31/2007	3/31/2006
Return on average assets	0.63%	0.59%
Return on average equity	5.75%	5.32%
Efficiency ratio	78.63%	77.23%
Non-interest income to average assets	0.70%	0.63%
Non-interest expenses to average assets	3.98%	4.18%
Net interest margin (1)	4.69%	5.15%
Ending shareholders’ equity to assets	10.61%	10.79%
Ending tangible shareholders’ equity to tangible assets	8.07%	7.94%

(1)	Presented on a tax equivalent basis for tax exempt securities.

Net Interest Income

Net interest income for the first quarter of 2007 was $14.7 million, an increase of $1.5 million from first quarter of 2006. Interest income for the first quarter of 2007 was $24.9 million, an increase of $5.5 million over the same period of the prior year. The increase in interest income is related mainly to the average earning assets increase of $233.9 million and an increased yield on earning assets of 37 basis points. The increase in the average earning assets is principally due to acquired loans from Columbia Trust Bancorp of $145.5 million. Interest expense for the first quarter of 2007 was $10.1 million, an increase of $4.0 million over the similar period of the prior year. The increase in interest expense is related to an increase in the cost of interest bearing liabilities of 96 basis points and the average interest bearing liabilities increase of $208.0 million from the similar period of 2006. The increase in the average interest bearing liabilities is principally due to the acquired interest-bearing deposits from Columbia Trust Bancorp of $133.4 million.

The tax equivalent net interest margin for the first quarter of 2007 was 4.69%, a decrease of 46 basis points from the same period in 2006. Prior to January 1, 2007, the Company did not defer loan fees on loans with contractual maturities of one year or less as the amount was deemed immaterial. Effective January 1, 2007, based on the increased originations of short-term loans, the Company began deferring all loans fees. This change resulted in the deferral of approximately $800,000 of loan fee income on new loan originations during the first quarter of 2007 which, under the prior method, would have been recognized as interest income during the first quarter of 2007. The impact of this change represented approximately 25 of the 46 basis points of margin compression from the similar quarter of the prior year.

The average yield on loans for the first quarter of 2007 was 8.02%, an increase of 40 basis points from the same period in 2006. During the first quarter of 2006, the average yield on loans was reduced by approximately 15 basis points due to the reversal of interest for a large loan placed on non-accrual status. The remaining increase from the prior year is due mainly to higher market interest rates, offset by the change in the accounting for deferred loan fees and origination costs in 2007. The following table summarizes the repricing in the loan portfolio as of March 31, 2007 and December 31, 2006. The adjustable and variable rate loans are tied to Prime or another market index. Adjustable rate loans do not reprice immediately with market changes.

	March 31, 2007	December 31, 2006
Adjustable Rates	36%	36%
Variable Rates	36%	35%
Fixed Rates	28%	29%

The Company’s net interest margin for the first quarter of 2007 was also adversely impacted by the cost of interest bearing deposits, which increased by 97 basis points over the same period in 2006. The increases were driven principally by a shift in the Company’s deposit mix, with a reduction in non-interest bearing deposits having to be replaced with higher cost money market and certificate of deposit accounts, and by continued increases in offered rates due to competitive pricing pressures.

The following table sets forth the Company’s net interest margin for the three months ended March 31, 2007 and 2006.

($ in thousands)	Three months ended March 31,
	2007			2006
	Average Balance	Interest	%	Average Balance	Interest	%
Assets
Loans (1)	$1,229,508	$24,329	8.02%	$1,003,622	$18,857	7.62%
Taxable securities	30,267	369	4.94%	24,903	373	6.07%
Non-taxable securities (2)	8,974	142	6.42%	8,290	129	6.31%
FHLB Stock	6,319	6	0.39%	5,520	—	0.00%
Overnight deposits with other banks and other	4,494	65	5.87%	3,355	51	6.16%

Total interest earning assets	1,279,562	24,911	7.90%	1,045,690	19,410	7.53%

Non-interest earning assets	122,507			86,908

Total assets	$1,402,069			$1,132,598

Liabilities
Interest bearing demand deposits	$88,671	$178	0.81%	$90,299	$142	0.64%
Savings and MMDA deposits	386,572	3,097	3.25%	309,715	1,981	2.59%
Time deposits	434,822	5,245	4.89%	321,602	2,913	3.67%

Total interest bearing deposits	910,065	8,520	3.80%	721,616	5,036	2.83%

Overnight borrowings	22,204	305	5.57%	16,652	191	4.65%
Junior subordinated debt	22,911	462	8.18%	12,303	254	8.37%
Other borrowings	62,128	841	5.49%	58,725	662	4.57%

Total interest bearing liabilities	1,017,308	10,128	4.04%	809,296	6,143	3.08%

Non-interest bearing demand deposits	218,213			188,838
Other non-interest bearing liabilities	12,540			8,651

Total liabilities	1,248,061			1,006,785
Stockholders’ Equity	154,008			125,813

Total liabilities and stockholders’ equity	$1,402,069			$1,132,598

Net interest income and spread		$14,783	3.86%		$13,267	4.45%

Net interest margin to average earning assets			4.69%			5.15%

(1)	Includes loans held for sale and non-accrual loans.
(2)	Tax equivalent basis with assumed rate of 34%.

The following table sets forth a summary of changes in the components of net interest income during the first quarter of 2007 as compared to the first quarter of 2006 due to the changes in average interest earning assets and interest earning liabilities and the resultant changes in interest income and interest expense:

($ in thousands)	Three months ended March 31, 2007 compared to 2006
	Increase (decrease) in net interest income due to changes in:
	Volume	Rate	Total
Interest earning assets
Loans	$4,242	$1,230	$5,472
Securities	91	(82)	9
Overnight deposits with other banks and FHLB stock	12	8	20

Total interest earning assets	$4,345	$1,156	$5,501

Interest bearing liabilities
Interest bearing demand deposits	$(3)	$39	$36
Savings deposits	491	625	1,116
Time deposits	1,025	1,307	2,332

Total interest bearing deposits	1,513	1,971	3,484
Overnight borrowings	63	51	114
Other borrowings and junior subordinated debt	181	206	387

Total interest bearing liabilities	1,757	2,228	3,985

Total increase (decrease) in net interest income	$2,588	$(1,072)	$1,516

Provision for Credit Losses

The Company did not recognize a provision for credit losses for the three months ended March 31, 2007, principally due to the reduction in non-performing loans from loan payments (including principal reductions and payments in full). The provision for credit losses for the first quarter of 2006 was $782,000, or 0.32% of average loans on an annualized basis. For the three months ended March 31, 2007 and 2006, the annualized net charge offs were 0.15% and 1.06% of average gross loans, respectively. The significant decline in this ratio is due primarily to the partial charge-off of a single relationship of $2.4 million in the quarter ended March 31, 2006.

The provision is determined based on a model which considers, among other things, specific loan risk characteristics in the portfolio and the determination of loan classifications. Management regularly evaluates the level of provision and the allowance for credit losses for adequacy by considering changes in the nature of the loan portfolio, portfolio composition, overall portfolio quality, industry concentrations, delinquency trends, current economic factors and the estimated impact of current economic conditions that may affect a borrower’s ability to pay. Management continually monitors the economic conditions of the markets in which it currently operates, which include Eastern and Central Washington, Northern Idaho and Utah. This information is used in the analysis of its provision for credit losses. Management also considers general economic conditions in the analysis. The provision for credit losses is a significant estimate and the use of different assumptions could produce different results.

Non-interest Income

Non-interest income for the three months ended March 31, 2007 was approximately $2.4 million, an increase of $0.6 million or 37% over the similar period of 2006. This increase is due principally to growth in deposit service charges of $224,000, increased bank-owned life insurance revenue of $126,000, increased mortgage banking revenue of $62,000 and a gain of $166,000 recorded in connection with the sale of foreclosed property during the first quarter of 2007. The growth in deposit service charges is principally due to an increase in debit card interchange fees of $138,000 and growth in the number of deposit accounts from the acquisition of Columbia Trust Bancorp, which was completed on March 15, 2006. Non-interest income of the first quarter of 2006 included a loss of $300,000 of the reclassification of three buildings as held for sale, which was partially offset by a gain on sale of mortgage servicing rights of $237,000.

Non-interest Expense

Non-interest expense for the three months ended March 31, 2007 was approximately $13.8 million, an increase of $2.1 million or 18% over the similar period of 2006. The increase from the prior year is related mainly to higher salaries and employee benefits expense of $1.5 million. The following items contributed to this change:

•	Severance benefits of $364,000 paid to employees terminated in connection with the Company’s expense reduction initiative.

•	Increased full-time equivalent attributable to the Columbia Trust Bancorp acquisition, the opening of four new financial center locations and loan production offices.

•	Stock options granted to non-employee board members of $96,000.

These costs are partially offset by a change in deferral of certain direct loan origination costs associated with loans with a term of one year or less, which decreased the salaries and employee benefits expense by approximately $400,000 during the first quarter of 2007.

Total occupancy and equipment expense increased by $677,000 over the first quarter of 2006. The increase is principally attributed to costs associated with new and acquired facilities and other remodeled or relocated financial centers. Additionally, vendor service contracts have increased with the increased number of employees and volumes of business. The foreclosed real estate and other foreclosed assets expense declined $378,000 related mainly to a write-down in the first quarter of 2006 of $340,000.

Provision for Income Tax

The effective tax rates for the three months ended March 31, 2007 and 2006 were 35.2% and 34.8%, respectively. The slight increase from the prior year is related mainly to increases in recaptured tax credits as compared to the first quarter of 2006 and increasing state income taxes related to operations in Utah.

Non-performing Assets

Non-performing assets include loans that are 90 or more days past due or on non-accrual status and real estate and other loan collateral acquired through foreclosure and repossession. Accruing loans 90 days or more past due may remain on an accrual basis if adequately collateralized and in the process of collection. For non-accrual loans income may be recognized on a cash basis if the borrower demonstrates an ability to continue payments of principal and interest in accordance with the loan agreement. Interest previously accrued, but not collected, is reversed and charged against income at the time a loan is placed in non-accrual status.

The following table summarizes the non-performing assets at March 31, 2007, December 31, 2006 and March 31, 2006.

($ in thousands)	March 31, 2007	December 31, 2006	March 31, 2006
Accruing loans over 90 days past due	$0	$0	$27
Non-accrual loans	5,819	11,500	15,315

Total non-performing loans	$5,819	$11,500	$15,342
Foreclosed real estate and other foreclosed assets	1,013	644	1,452

Total non-performing assets	$6,832	$12,144	$16,794

Non-performing loans to total gross loans (1)	0.47%	0.94%	1.33%
Non-performing assets to total assets (1)	0.47%	0.86%	1.25%
Allowance for loan loss to total gross loans	1.17%	1.24%	1.22%
Allowance for credit losses to total gross loans	1.25%	1.31%	1.27%
Allowance for credit losses to non-performing loans (1)	267.59%	139.28%	95.14%

(1)	Amounts and ratios shown net of government guarantees on non-performing loans of $2.3 million, $4.0 million and $3.3 million, respectively.

Total non-performing assets were $6.8 million, or 0.47% of total assets, at March 31, 2007. This compares to $16.8 million or 1.25% of total assets at March 31, 2006. At December 31, 2006, the non-performing assets were $12.1 million, or 0.86% of total assets. The significant reductions in non-performing loans and assets during the first quarter of 2007 was mainly due to principal repayments of $6.3 million (including principal reductions and payments in full). Included in the balance of non-performing loans at December 31, 2006 was one aggregate lending relationship of $6.2 million, of which $2.8 million was subject to a government guarantee. During the first quarter of 2007, the borrower repaid $4.4 million leaving a remaining balance of $1.8 million, of which $1.5 million is subject to a government guarantee. This remaining balance is expected to be repaid in full in the second quarter of 2007.

At March 31, 2007 and December 31, 2006, the Company had approximately $15.3 million and $19.3 million, respectively, of loans that were not classified as non-performing but for which known information about the borrower’s financial condition caused management to have concern about the ability of the borrowers to comply with the repayment terms of the loans.

Investment Portfolio

The Company’s investment portfolio increased from $39.5 million at December 31, 2006 to $40.2 million at March 31, 2007. All securities are classified as available-for–sale and recorded at fair value. Management believes that this classification provides greater flexibility to respond to interest rate changes and liquidity needs. The Company’s portfolio includes two corporate bonds which have fallen below investment grade totaling $1.5 million at March 31, 2007. These investments have relatively short maturities (both mature in 2008) and the issuers are expected to have cash flows sufficient to meet the required payments.

Loan Portfolio

Total gross loans increased $27.3 million or 9% on an annualized basis, during the first quarter of 2007. This increase includes growth in commercial real estate of $25.1 million and commercial and industrial loans of $15.0 million, offset by a decline of agricultural loans of $21.2 million. The reduction in agricultural related loans was due in part to seasonality of line usage and repayments (including disengagements of marginal loan relationships which the Company elected to not renew) related to the Company’s continuing efforts to improve the credit risk profile of the loan portfolio. Approximately $19.0 million of the first quarter loan growth was generated by the Company’s loan production office in South Jordan, Utah. The percentage of commercial real estate loans remained consistent at 54% of the total portfolio at March 31, 2007 compared to 53% at December 31, 2006. At March 31, 2007, the Bank’s largest 20 credit relationships consisted of loans and loan commitments ranging from $9.7 million to $25.0 million, with an aggregate total credit exposure of $292.7 million and outstanding balances of $103.5 million.

A substantial majority of the Bank’s loans are to small and medium-sized businesses, agricultural businesses, professionals and consumers in the Bank’s principal market area and are secured by residential and commercial real estate, crops, business inventory and receivables. Real estate values in these areas remain stable. Prices for agricultural commodities are relatively stable. Significant, long term deterioration in either of these underlying factors could affect the collectability of a material portion of the Bank’s loans outstanding. Each of these factors is also considered in the analysis of assessing the adequacy of the allowance for credit losses.

The major classifications of loans at March 31, 2007 and December 31, 2006 can be found in Note 3 to the Consolidated Financial Statements.

Allowance for Loan Losses and Reserve for Unfunded Commitments

At March 31, 2007, the Company’s allowance for loan losses was $14.7 million or 1.17% of total gross loans. This compares to $15.1 million or 1.24% at December 31, 2006. At March 31, 2007 the Company’s reserve for unfunded commitments was $914,000 as compared to $881,000 at December 31, 2006. The allowance for loan losses and the reserve for unfunded commitments are increased by charges to income through the provision for credit losses and allowance related to acquired loans, and decreased by charge-offs, net of recoveries. Loans are charged to the allowance when management believes the collection of principal is unlikely.

In assessing the adequacy of the allowance for loan losses and reserve for unfunded commitments, management objectively analyzes recent historical loan loss experience and projects future allowance requirements. The analysis of credits provides an inherent loss rate by risk ratings. Each category of risk rating is assigned a projected loss value based upon general historic valuations and current management expectations for future losses. Additionally, management utilizes an analysis of impaired loans to determine specific reserves. Management also compares projected future allowance requirements with current non-performing loan conditions and historical loss statistics. Finally, management utilizes judgment based on individual loan evaluations, delay in receipt of customer financial information, related credit facilities, volatility of economic and customer specific conditions or concentrations, and delinquency rates in assessing the allowance for loan losses.

Management believes that the allowance for loan losses and reserve for unfunded commitments are adequate at March 31, 2007. Management uses currently available information to recognize losses on loans and foreclosed real estate and other foreclosed assets; however, future additions to the allowances may be necessary based on changes in economic conditions and borrower or loan characteristics.

Deposits and Borrowings

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

Total deposits grew $43.2 million, or an annualized rate of 16%, for the first quarter of 2007, ending the period at $1.17 billion. Of this increase, $35.3 million related to higher cost certificate of deposits. Non-interest bearing deposits were 19% of total deposits as of March 31, 2007 as compared to 21% at December 31, 2006.

FHLB advances and other borrowings decreased approximately $24.3 million during the first quarter of 2007. The decrease in FHLB advances and other borrowings were principally funded by the increase in the certificate of deposit accounts. The Company issued $20.6 million of junior subordinated debt on March 22, 2007 to provide a portion of the cash consideration for the merger with Far West Bancorporation. The junior subordinated debt will bear a fixed rate of interest at 6.53% for the first five years and thereafter will bear interest at a rate equal to the three month LIBOR plus 1.63%.

Liquidity and Capital Resources

Management believes that the Company’s cash flow will be sufficient to support its existing operations for the foreseeable future. Cash flows from operations generally contribute significantly to liquidity, as do proceeds from issuances of junior subordinated debt and increasing customer deposits. In the three months ended March 31, 2007, the Company had minimal cash provided by operating activities principally due to the net cash outflow related to held for sale loans. This compared to $6.6 million provided by operating activities in the three months ended March 31, 2006. Additionally, the Company generated $39.6 million and $16.1 million in net cash from financing activities for the three months ended March 31, 2007 and 2006, respectively.

The Bank’s primary source of funds is its deposits. In addition, the Bank has the ability to borrow from various sources, including the FHLB and correspondent banks that provide Fed Funds lines. At March 31, 2007, the Bank had $275.0 million of available credit (after deducting outstanding borrowings) from these sources as compared to $244.2 million at December 31, 2006.

The Parent Company cash balances as of March 31, 2007 included $30.0 million held in an escrow account for funding the cash consideration for the merger with Far West Bancorporation. The source of these funds was a $10.0 million dividend received from the Bank and $20.0 million from the issuance of junior subordinated debt, net of purchased securities of the Trust of $619,000 (refer to Note 6). The merger was completed on April 1, 2007 at which time the Company relinquished the funds in escrow. The Parent Company declared $0.03 per share of dividends on its common stock during the first quarter of 2007. On April 30, 2007, the Parent Company declared a dividend of $0.04 per common share. There were no repurchases of common stock during the three months ended March 31, 2007 or 2006, other than 1,532 shares tendered on payment for the exercise of stock options.

The Parent Company’s ability to service borrowings is generally dependent upon the availability of dividends from the Bank. The payments of dividends by the Bank are subject to limitations imposed by law and governmental regulations. In determining whether the Bank or the Company will declare a dividend, the respective boards of directors consider factors including financial condition, anticipated growth, acquisition opportunities, and applicable laws, regulations and regulatory capital requirements. Another potential source of cash is a line of credit of $5.0 million that the Parent Company has with an unaffiliated financial institution. The line was not used during the first three months of 2007.

The Company’s total stockholders’ equity increased to $154.7 million at March 31, 2007 as compared to $152.0 million at December 31, 2006. This increase is mainly related to retained net income of $1.8 million and the expensing of stock-based compensation. The Company’s total stockholders’ equity to total assets ratio decreased to 10.61% as of March 31, 2007 from 10.73% as of December 31, 2006. As of March 31, 2007, the Company’s ending tangible shareholders’ equity to ending tangible assets ratio decreased to 8.07% as compared to 8.10% from December 31, 2006. At March 31, 2007 and December 31, 2006, the Company held cash and cash equivalent assets of $65.5 million and $55.7 million, respectively.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier I capital to risk-weighted assets and of Tier I capital to average assets, as those terms are defined in the regulations. Management believes, as of March 31, 2007, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

As of March 31, 2007, the most recent notification from the Federal Deposit Insurance Company categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following tables. There are no conditions or events since the notification that management believes have changed the Bank’s category. The Company’s and the Bank’s actual capital amounts and ratios as of March 31, 2007 are presented in the table below:

Capital Ratio	Regulatory Standard for “Well Capitalized” Rating	Company	Bank
Tier 1 Capital to Average Total Assets	5.00%	11.24%	8.92%
Tier 1 Capital to Risk Weighted Assets	6.00%	11.27%	8.98%
Total Capital to Risk Weighted Assets	10.00%	12.52%	10.14%

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

In management’s opinion, there have been no material changes in reported market risks faced by the Company since the end of the most recent fiscal year. Under parallel interest rate changes of an increase or decrease in rates of 100 bps and 200 bps over the next twelve months, the Company’s net interest income is expected to increase moderately under rising interest rates and to decline moderately under falling interest rates. This is because the Company has slightly more assets repricing than liabilities during this time period. These scenarios also include the assumptions that balances and current pricing spreads remain constant. The economic value of the Company’s equity is also expected to increase with rising interest rates. Both of these interest rate risk measures remain within the Company’s policy limits as of March 31, 2007. Management also runs nonparallel interest rate scenarios and a most likely rate scenario to consider the impact of various interest rate changes in the yield curve and the respective impact on net interest income to determine if any actions should be taken.

Item 4.	Controls and Procedures.

During the three months ended March 31, 2007, there were no changes in the Company’s internal control over financial reporting that materially affected or are reasonably likely to materially affect internal control over financial reporting.

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the principal executive officer and the principal financial officer, of the effectiveness of the design and operation of the disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (Exchange Act). Based upon that evaluation, the Company’s chief executive officer and the chief operating officer concluded that the Company’s disclosure controls and procedures were effective, as of the end of the period covered by this report, in ensuring that material information relating to AmericanWest Bancorporation, including its consolidated subsidiaries, required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Item 1A.	Risk Factors

There have been no material changes in risk factors since December 31, 2006.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes repurchases of common stock during the three months ended March, 31, 2007. No repurchases were made during the three months ended March 31, 2006.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased under the Plans or Programs
January 1, 2007 to January 31, 2007	1,532	$22.29	—	250,000
February 1, 2007 to February 28, 2007	—	—	—	250,000
March 1, 2007 to March 31, 2007	—	—	—	250,000

Total	1,532	$22.29	—	250,000

The shares purchased in the table above represent tendered shares as payment for the exercise of stock options.

The Company has a stock repurchase authorization for 250,000 common shares which was approved by the Board of Directors during 2006. This authorization does not have an expiration date. No shares were repurchased under this authorization during the first quarter of 2007 or the year ended December 31, 2006.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

The Company conducted a special meeting of shareholders on March 27, 2007. On February 1, 2007, the record date for that meeting, there were 11,411,218 shares of common stock outstanding. Holders of 8,896,632 shares (78%) were present at the meeting in person or by proxy. Three proposals were voted upon at the meeting:

Proposal 1: Approval of the amendment to the Articles of Incorporation to increase the number of authorized shares of common stock from 15.0 million to 50.0 million. This proposal was approved by the following vote:

For	Against	Abstain
7,839,508	859,171	197,953

Proposal 2: Approval of the amendment of the Articles of Incorporation to require majority vote of outstanding shares for approval of future mergers. This proposal was approved by the following vote:

For	Against	Abstain
7,857,679	860,877	178,076

Proposal 3: Approval of the Agreement and Plan of Merger, dated October 18, 2006 by and between AmericanWest Bancorporation and Far West Bancorporation. This proposal was approved by the following vote:

For	Against	Abstain
8,394,527	334,573	167,532

Item 5.	Other Information

There is no other information to report.

Item 6.	Exhibits

a. Exhibits. The exhibits filed as part of this report are as follows:

3.1	Amended & Restated Articles of Incorporation of the registrant +

3.2	2004 Amended and Restated By-Laws of the registrant +

10.1	Employment Agreement, dated as of October 18, 2006, by and between AmericanWest Bank and H. Don Norton (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on October 19, 2006, and incorporated herein by this reference)*

10.2	Amended and Restated Joint Beneficiary Designation Agreement between H. Don Norton and AmericanWest Bank (as successor)*+

10.3	Executive Long-Term Care Agreement between H. Don Norton and AmericanWest Bank (as successor)*+

10.4	Director Supplemental Compensation Agreement between Ivan T. Call and AmericanWest Bank (as successor)*+

10.5	Director Long-Term Care Agreement between Ivan T. Call and AmericanWest Bank (as successor)*+

10.6	Indenture dated as of March 22, 2007, by and between AmericanWest Bancorporation and Wilmington Trust Company, as Trustee, for the issuance of Fixed/Floating Junior Subordinated Deferrable Interest Debentures due 2037+

10.7	Executive Supplemental Compensation Agreement between H. Don Norton and AmericanWest Bank (as successor)*+

10.8	Life Insurance Endorsement Method Split Dollar Agreement between H. Don Norton and AmericanWest Bank (as successor)*+

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002+

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002+

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002+

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002+

*	Denotes executive compensation plan or arrangement
+	Denotes items filed herewith

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized on May 9, 2007.

AMERICANWEST BANCORPORATION

/s/ Robert M. Daugherty
Robert M. Daugherty, President and Chief Executive Officer

/s/ Patrick J. Rusnak
Patrick J. Rusnak, Executive Vice President and Chief Operating Officer
Principal Financial and Accounting Officer