Form 10-Q
period 2007-06-30
AMERICANWEST BANCORPORATION
filed 2007-08-08
CIK 726990

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2007 or

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

Large Accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Number of Shares Outstanding
Common Stock	17,194,305 at August 1, 2007

INDEX TO QUARTERLY REPORT ON FORM 10-Q

June 30, 2007

CONSOLIDATED STATEMENT OF CONDITION

(unaudited)

($ in thousands)

	June 30, 2007	December 31, 2006
ASSETS
Cash and due from banks	$58,850	$45,866
Overnight interest bearing deposits with other banks	688	9,863

Cash and cash equivalents	59,538	55,729

Securities, available-for-sale at fair value	68,979	39,518

Loans, net of allowance for loan losses of $21,830 and $15,136, respectively	1,625,242	1,204,519

Loans, held for sale	13,051	2,913
Accrued interest receivable	11,816	8,311
FHLB stock	7,801	6,319
Premises and equipment, net	44,116	30,484
Foreclosed real estate and other foreclosed assets	213	644
Bank owned life insurance	28,550	19,716
Goodwill	129,147	33,073
Intangible assets	19,068	7,506
Other assets	4,084	7,796

TOTAL ASSETS	$2,011,605	$1,416,528

LIABILITIES
Non-interest bearing demand deposits	$348,763	$236,375
Interest bearing deposits:
NOW, savings account and money market accounts	659,246	476,852
Time, $100,000 and over	270,270	217,508
Other time	231,887	193,204

TOTAL DEPOSITS	1,510,166	1,123,939

Federal Home Loan Bank advances	157,329	105,759
Other borrowings and capital lease obligations	274	307
Junior subordinated debt	41,239	20,620
Accrued interest payable	5,049	4,270
Other liabilities	14,680	9,596

TOTAL LIABILITIES	1,728,737	1,264,491

STOCKHOLDERS’ EQUITY
Common stock, no par, shares authorized 50 million; 17,272,449 issued and 17,185,649 outstanding at June 30, 2007; 11,467,648 issued and 11,388,315 outstanding at December 31, 2006	252,951	127,396
Retained earnings	30,273	24,576
Accumulated other comprehensive income (loss), net of tax	(356)	65

TOTAL STOCKHOLDERS’ EQUITY	282,868	152,037

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,011,605	$1,416,528

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF INCOME

THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006

(unaudited)

($ in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
INTEREST INCOME
Interest and fees on loans	$34,825	$23,535	$59,154	$42,392
Interest on securities	844	458	1,306	916
Other interest income	85	28	156	79

TOTAL INTEREST INCOME	35,754	24,021	60,616	43,387

INTEREST EXPENSE
Interest on deposits	10,234	6,551	18,754	11,587
Interest on borrowings	2,519	1,957	4,127	3,064

TOTAL INTEREST EXPENSE	12,753	8,508	22,881	14,651

NET INTEREST INCOME	23,001	15,513	37,735	28,736
Provision for credit losses	1,750	704	1,750	1,486

NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	21,251	14,809	35,985	27,250

NON-INTEREST INCOME
Fees and service charges on deposits	2,498	1,388	3,888	2,554
Fees on mortgage loan sales	1,004	405	1,346	685
Other	1,185	397	1,858	707

TOTAL NON-INTEREST INCOME	4,687	2,190	7,092	3,946

NON-INTEREST EXPENSE
Salaries and employee benefits	11,409	7,376	19,827	14,267
Equipment expense	1,773	953	3,034	1,840
Occupancy expense, net	1,388	1,018	2,615	1,942
Intangible assets amortization	1,063	294	1,354	394
State business and occupation tax	323	312	627	566
Foreclosed real estate and other foreclosed assets	74	81	122	507
Other	2,934	2,650	5,152	4,836

TOTAL NON-INTEREST EXPENSE	18,964	12,684	32,731	24,352

INCOME BEFORE PROVISION FOR INCOME TAX	6,974	4,315	10,346	6,844

PROVISION FOR INCOME TAX	2,433	1,547	3,620	2,427

NET INCOME	$4,541	$2,768	$6,726	$4,417

Basic earnings per common share	$0.26	$0.24	$0.47	$0.40
Diluted earnings per common share	$0.26	$0.24	$0.47	$0.39
Basic weighted average shares outstanding	17,177,214	11,317,386	14,311,026	11,038,376
Diluted weighted average shares outstanding	17,290,389	11,511,564	14,431,576	11,229,382

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2007 AND 2006

(unaudited)

($ in thousands)

	Six months ended June 30,
	2007	2006
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES
Net Income	$6,726	$4,417
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses and foreclosed real estate and other foreclosed assets	1,750	1,829
Depreciation and amortization	2,993	1,561
Stock-based compensation	683	542
Gain on sale of other premises and equipment, investments and foreclosed real estate and other foreclosed assets	(359)	(23)
Loss on impairment of facilities	190	300
Originations of loans held for sale	(79,174)	(34,696)
Proceeds from loans sold	75,679	32,652
Changes in assets and liabilities:
Accrued interest receivable	(418)	(305)
Bank owned life insurance	(453)	(174)
Other assets	3,065	345
Accrued interest payable	371	812
Other liabilities	253	(313)

NET CASH PROVIDED BY OPERATING ACTIVITIES	11,306	6,947

CASH FLOWS USED IN INVESTING ACTIVITIES
Securities available-for-sale:
Maturities, calls, sales and principal payments	20,665	3,938
Purchases	(20,507)	(1,854)
Cash acquired in merger, net of cash consideration paid	351	17,858
Purchased securities of Capital Trust Subsidiaries	(619)	(217)
Net increase in loans	(81,108)	(85,386)
Purchases of premises and equipment	(2,467)	(3,308)
Proceeds from sale of premises and equipment	323	65
Proceeds from sale of foreclosed real estate and other foreclosed assets	1,448	1,548

NET CASH USED IN INVESTING ACTIVITIES	(81,914)	(67,356)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES
Net increase(decrease) in deposits	2,841	(7,719)
Proceeds from Federal Home Loan Bank advances	150,000	50,000
Repayments of Federal Home Loan Bank advances and other borrowing activity	(98,463)	(621)
Proceeds from issuances of common stock under equity incentive plans	449	2,279
Proceeds from issuance of junior subordinated debt	20,619	7,217
Payment of cash dividend	(1,029)	(339)

NET CASH PROVIDED BY FINANCING ACTIVITIES	74,417	50,817

NET CHANGE IN CASH AND CASH EQUIVALENTS	3,809	(9,592)

Cash and cash equivalents, beginning of year	$55,729	$51,944

Cash and cash equivalents, end of period	$59,538	$42,352

Supplemental Disclosures:
Cash paid during the period for:
Interest	$22,510	$10,775
Income taxes	$2,616	$2,051

Non-cash Investing and Financing Activities:
Foreclosed real estate acquired in settlement of loans	$784	$447
Fair value of assets acquired	$547,341	$229,972
Stock-based consideration issued for acquisition	$(124,423)	$(20,593)
Liabilities assumed in acquisition	$391,784	$190,418

The accompanying notes are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. Basis of Presentation

The foregoing unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission. Accordingly, these financial statements do not include all of the disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes included in the annual report on Form 10-K for the year ended December 31, 2006. In the opinion of management, the unaudited interim consolidated financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim periods presented. The results of operations for the three and six month periods ended June 30, 2007 and 2006 are not necessarily indicative of the operating results for the full year.

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

NOTE 2. Securities

All securities are classified as available-for-sale and are carried at fair value. Unrealized gains and losses, net of tax, are excluded from earnings and reported as a net amount as a separate component of stockholders’ equity. Gains or losses on the sale of available-for-sale securities are determined using the specific identification method. Premiums and discounts are recognized in interest income using the effective interest method over the period to maturity. Carrying amounts and fair values at June 30, 2007 and December 31, 2006 were as follows:

	June 30, 2007		December 31, 2006
($ in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Obligations of Federal Government Agencies	$19,218	$19,138	$11,927	$11,857
Obligations of states, municipalities and political subdivisions	22,171	21,882	9,016	9,062
Mortgage-backed securities	22,275	22,160	14,680	14,739
Corporate securities	1,499	1,487	1,498	1,481
Other securities	4,363	4,312	2,297	2,379

Total	$69,526	$68,979	$39,418	$39,518

NOTE 3. Loans and Allowance for Loan Losses

Loan detail by category as of June 30, 2007 and December 31, 2006 were as follows:

($ in thousands)	June 30, 2007	December 31, 2006
Commercial real estate	$790,504	$651,386
Commercial and industrial	438,642	283,889
Agricultural	146,461	141,646
Residential construction	122,115	47,235
Residential mortgage	99,522	74,222
Installment and other	53,075	22,508

Total Loans	$1,650,319	$1,220,886

Allowance for loan losses	(21,830)	(15,136)
Deferred loan fees, net of deferred costs	(3,247)	(1,231)

Net Loans	$1,625,242	$1,204,519

The allowance for loan loss and reserve for unfunded commitments are maintained at levels considered adequate by management to provide for possible loan losses as of the consolidated statement of condition reporting dates. The allowance and reserve for unfunded commitments are based on management’s assessment of various factors affecting the loan portfolio, including problem loans, business conditions and loss experience, and an overall evaluation of the quality of the underlying collateral. Changes in the allowance for loan losses and the reserve for unfunded commitments during the three and six months ended June 30, 2007 and 2006 were as follows:

Allowance for Loan Losses

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2007	2006	2007	2006
Balance, beginning of period	$14,657	$14,015	$15,136	$13,895
Provision for loan losses	1,538	622	1,505	1,288
Allowance related to acquired loans	7,529	—	7,529	2,068
Loans charged-off	(2,074)	(917)	(2,620)	(3,644)
Recoveries	180	143	280	256

Balance, end of period	$21,830	$13,863	$21,830	$13,863

Reserve for Unfunded Commitments
	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2007	2006	2007	2006
Balance, beginning of period	$914	$582	$881	$466
Provision for unfunded commitments	212	82	245	198
Reserve related to acquired unfunded commitments	257	—	257	—

Balance, end of period	$1,383	$664	$1,383	$664

The provision for credit losses on the Consolidated Statements of Income includes the provision for loan losses and the provision for unfunded commitments.

NOTE 4. Business Combinations

Far West Bancorporation

On April 1, 2007, the Company acquired Far West Bancorporation (FWBC) and its wholly-owned subsidiary, Far West Bank, in an acquisition accounted for under the purchase method of accounting. The acquisition was consistent with the Company’s strategic plan to expand into high growth markets. The financial results of FWBC have been included in the Company’s consolidated financial statements since that date.

The aggregate purchase price was approximately $155,557,000 and included cash of $30,004,000, common stock of $124,423,000 and direct merger costs of $1,130,000. The value of the 5,744,197 shares issued was determined based on the $21.66 average closing market price of the Company’s common stock for the two trading days before and after the measurement date of March 28, 2007 when the number of shares to be issued was determined. Total transaction expenses of $1,495,000 included $1,130,000 of direct expenses noted above and $365,000 of other miscellaneous merger expenses.

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition.

($ in thousands)
Assets acquired:
Cash and cash equivalents	$31,485
Securities	30,217
Loans, net of allowance for loan losses	341,904
Goodwill	96,074
Other intangibles	12,915
Premises and equipment, net	13,241
Other assets	21,505

Total assets	$547,341

Liabilities assumed:
Deposits	383,386
Other liabilities	8,398

Total liabilities	$391,784

Net assets acquired	$155,557

The core deposit intangible of $12,915,000 is being amortized on an accelerated basis over 10 years. Goodwill of $96,074,000 is not amortized but will be reviewed for potential impairment on an annual basis, or if events or circumstances indicate a potential impairment. None of the goodwill recorded is expected to be deductible for tax purposes. Additional adjustments to the purchase price allocation may occur as certain items are based on preliminary estimates at the time of acquisition, including taxes, direct costs and compensation adjustments.

The following table presents unaudited pro forma results of operations related to the acquisition consummated on April 1, 2007, for the six months ended June 30, 2007 and 2006. The cost savings already realized by the Company as a result of the FWBC merger are included in the AWBC column for the six months ended June 30, 2007. Additional cost savings anticipated are not reflected in the pro forma consolidated condensed statements of income. No assurance can be given with respect to the ultimate level of such cost savings. The AWBC column reflects the Company’s actual results reported for the periods shown. The FWBC column reflects the actual results for the periods shown, prior to the acquisition date. The pro forma column represents purchase adjustments which would have occurred during the periods shown if the acquisition would have occurred on January 1, 2006. The pro forma results do not necessarily indicate the results that would have been obtained had the acquisition actually occurred on January 1, 2006.

For the six months ended June 30, 2007

($ in thousands, except per share amounts)	AWBC	FWBC	Pro Forma Adjustments			Pro Forma Combined
Net interest income	$37,735	$8,718	$(266)	(a	)	$46,187
Provision for loan losses	1,750	2,005				3,755
Noninterest income	7,092	2,413				9,505
Noninterest expense	32,731	8,099	446	(b	)	41,276

Income before provision for income tax	10,346	1,027	(712)			10,661
Provision for income taxes	3,620	387	(249)	(c	)	3,758

Net Income	$6,726	$640	$(463)			$6,903

Basic earnings per share	$0.47					$0.40
Diluted earnings per share	$0.47					$0.40
Basic weighted average shares outstanding	14,311,026					17,183,125
Diluted weighted average shares outstanding	14,431,576					17,303,675

(a)	Amount represents amortization of purchase adjustments and interest expense on junior subordinated debt issuance.
(b)	Amount represents amortization of intangibles.
(c)	Income tax effect of pro forma adjustments.

For the six months ended June 30, 2006

($ in thousands, except per share amounts)	AWBC	FWBC	Pro Forma Adjustments			Pro Forma Combined
Net interest income	$28,736	$15,108	$(651)	(a	)	$43,193
Provision for loan losses	1,486	1,252				2,738
Noninterest income	3,946	3,772				7,718
Noninterest expense	24,352	9,263	1,587	(b	)	35,202

Income before provision for income tax	6,844	8,365	(2,238)			12,971
Provision for income taxes	2,427	3,016	(783)	(c	)	4,660

Net Income	$4,417	$5,349	$(1,455)			$8,311

Basic earnings per share	$0.40					$0.50
Diluted earnings per share	$0.39					$0.49
Basic weighted average shares outstanding	11,038,376					16,782,573
Diluted weighted average shares outstanding	11,229,382					16,973,579

(a)	Amount represents amortization of purchase adjustments and interest expense on junior subordinated debt issuance.
(b)	Amount represents amortization of intangibles.
(c)	Income tax effect of pro forma adjustments.

Columbia Trust Bancorp

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

NOTE 5. Junior Subordinated Debt

As of June 30, 2007, the Company had four wholly owned trusts (Trusts) that were formed to issue trust preferred securities and related common securities of the Trusts. The Trusts are summarized as follows:

($ in thousands) Trust Name	Issue Date	Outstanding Amount	Rate		Effective Rate	Call Date	Maturity Date
AmericanWest Statutory Trust I	September 2002	$10,310	Floating	(1)	8.76%	September 2007	September 2032
Columbia Trust Statutory Trust I	June 2003	$3,093	Floating	(2)	8.46%	June 2008	June 2033
AmericanWest Capital Trust II	March 2006	$7,217	6.76	%(3)	6.76%	March 2011	March 2036
AmericanWest Capital Trust III	March 2007	$20,619	6.53	%(4)	6.53%	March 2012	June 2037

(1)	Rate based on LIBOR plus 3.40%, adjusted quarterly.
(2)	Rate based on LIBOR plus 3.10%, adjusted quarterly.
(3)	Rate fixed for 5 years from issuance, then adjusted quarterly thereafter based on LIBOR plus 1.50%.
(4)	Rate fixed for 5 years from issuance, then adjusted quarterly thereafter based on LIBOR plus 1.63%.

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

As of June 30, 2007, all of the junior subordinated debt, less the common stock of the Trusts, qualified as Tier I capital, under the guidance issued by the Board of Governors of the Federal Reserve System (FRB). Effective April 11, 2005, the FRB adopted a rule that permits the inclusion of junior subordinated debt in Tier I capital, but with stricter quantitative limits. Under the FRB rule, after a five-year transition period ending March 31, 2009, the aggregate amount of junior subordinated debt and certain other restricted core capital elements is limited to 25% of Tier I capital elements, net of goodwill. The amount of junior subordinated debt and certain other elements in excess of the limit could be included in Tier II capital, subject to restrictions. All of the currently issued junior subordinated debt is expected to qualify under the new limitations as of March 31, 2009. There can be no assurance that the FRB will not further limit the amount of junior subordinated debt permitted to be included in Tier I capital for regulatory capital purposes.

NOTE 6. Comprehensive Income

Total comprehensive income, which includes net income and unrealized gains and losses on the Company’s available-for-sale securities, net of tax, amounted to approximately $6,305,000 and $4,144,000 for the six months ended June 30, 2007 and 2006, respectively.

NOTE 7. Cash Dividends

During the six months ended June 30, 2007, the Company declared and paid cash dividends of $0.07 per share.

NOTE 8. Earnings Per Share

The following is a reconciliation of the numerators and denominators for basic and diluted per share computations for net income for the three and six months ended June 30, 2007 and 2006:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands, except per share)	2007	2006	2007	2006
Numerator:
Net income	$4,541	$2,768	$6,726	$4,417

Denominator:
Weighted average number of common shares outstanding	17,177,214	11,317,386	14,311,026	11,038,376
Incremental shares assumed for stock-based compensation	113,175	194,178	120,550	191,006

Total	17,290,389	11,511,564	14,431,576	11,229,382

Basic Earnings per common share	$0.26	$0.24	$0.47	$0.40
Diluted Earnings per common share	$0.26	$0.24	$0.47	$0.39

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

Stock Options

Compensation cost recorded related to stock options accounted for under Statement of Financial Accounting Standards (SFAS) No. 123(R), Share-Based Payment, is summarized in the table below including the impact on net income and diluted earnings per share for the three and six months ended June 30, 2007 and 2006.

	Three months ended June 30,		Six months ended June 30,
($ In thousands)	2007	2006	2007	2006
Stock option compensation cost	$114	$251	$318	$440
Impact on Net Income	$81	$183	$217	$339
Impact on diluted EPS	$—	$0.02	$0.02	$0.03

The following table summarizes the stock option activity for the six months ended June 30, 2007.

	Options	Weighted average exercise price
Outstanding at December 31, 2006	444,049	$16.51
Granted	61,500	22.83
Exercised	(44,081)	8.24
Forfeited	(8,910)	22.11

Outstanding at June 30, 2007	452,558	$18.06

Exercisable at June 30, 2007	273,258	$16.63

The following table summarizes the weighted average assumptions for options issued during the three and six months ended June 30, 2007 and 2006.

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Expected volatility	27.0%	28.0%	30.3%	27.2%
Expected dividends	0.5%	0.5%	0.5%	0.4%
Expected term	5.0 years	5.0 years	6.1 years	5.4 years
Risk free interest rate	4.5%	5.0%	4.6%	4.9%

The expected volatility is based on historical volatility, the expected dividends are based on historical cash dividends, the expected term is based on the short-cut method and the risk free interest rate is based on US Treasury Constant Maturity yields for periods similar to the expected life of the option. The weighted average fair value of options issued during the three and six months ended June 30, 2007 was $6.68 and $8.52, respectively. The weighted average fair value of options issued during the three and six months ended June 30, 2006 was $8.46 and $8.67, respectively. Total unrecognized compensation cost at June 30, 2007 is $245,000 which will be recognized through 2011. The amortization of stock-based compensation reflects estimated forfeitures adjusted for actual forfeiture experience. Estimated forfeitures will be continually evaluated in subsequent periods and may change based on new facts and circumstances.

The weighted average remaining term for outstanding and exercisable stock options at June 30, 2007 was 6.5 years and 5.7 years, respectively. The aggregate intrinsic value at June 30, 2007 was $798,000 for stock options outstanding and exercisable. The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the market price of the Company’s common stock as of the reporting date. The intrinsic value of stock options exercised during the three and six months ended June 30, 2007 was $143,000 and $617,000, respectively.

Restricted Common Stock Awards

The Company has granted performance-based restricted common stock awards and non-performance based restricted stock awards (collectively restricted common stock awards) to certain executives and employees. The restricted common stock awards vest between September 2007 and June 2012 and are expensed as compensation over the vesting period.

The purpose of these awards is to promote the long term interests of the Company and its shareholders by providing a financial incentive as a means for retaining certain key executives and employees. For the three months ended June 30, 2007 and 2006, the compensation expense related to these grants was approximately $123,000 and $38,000, respectively. For the six months ended June 30, 2007 and 2006, the compensation expense related to these grants was approximately $364,000 and $102,000, respectively. The compensation expense for the six months ended June 30, 2007, includes $141,000 related to the immediate vesting of 7,500 restricted common stock awards for an executive terminated without cause. The following table summarizes restricted common stock activity for the six months ended June 30, 2007.

	Restricted Common Stock	Weighted average grant date fair value
Unvested as of December 31, 2006	79,333	$21.59
Granted	35,755	22.63
Forfeited	(17,700)	22.21
Vested	(10,588)	21.24

Unvested as of June 30, 2007	86,800	$21.94

NOTE 10. Subsequent Events

On July 25, 2007, the Company declared a cash dividend of $0.04 per common share. The dividend is payable on August 28, 2007 to shareholders of record on August 14, 2007.

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

On July 13, 2006, FASB Interpretation Number (FIN) 48, Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109, was issued. FIN 48 clarifies the accounting and reporting for income taxes where interpretation of the tax law may be uncertain. FIN 48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of income tax uncertainties with respect to positions taken or expected to be taken in income tax returns. The Company adopted FIN 48 on January 1, 2007. The implementation of FIN 48 did not have a material impact on the Company.

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain matters discussed or incorporated by reference in this Quarterly Report on Form 10-Q including, but not limited to, matters described in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (PSLRA). Such forward-looking statements include statements about the financial condition, results of operations, future financial targets and earnings outlook of the Company. The forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Those factors include, but are not limited to, impact of the current national and regional economy on small business loan demand in the Company’s market, loan delinquency rates, changes in portfolio composition, the Company’s ability to increase market share, the Company’s ability to attract quality commercial business, the Company’s ability to expand its markets through new branches and acquisitions, interest rate movements and the impact on net interest margins such movement may cause, changes in the demographic make-up of the Company’s market, the Company’s products and services, the Company’s ability to attract and retain qualified people, regulatory changes, competition with other banks and financial institutions, and other factors. Words such as “targets,” “expects,” “anticipates,” “believes,” other similar expressions or future or conditional verbs such as “will,” “may,” “should,” “would,” and “could” are intended to identify such forward-looking statements. Readers should not place undue reliance on the forward-looking statements, which reflect management’s view only as of the date hereto. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect subsequent events or circumstances. This statement is included for the express purpose of protecting the Company under PSLRA’s safe harbor provisions.

The following discussion contains a review of the results of operations and financial condition for the three and six months ended June 30, 2007 and 2006. This information should be read in conjunction with the financial statements and related notes appearing in this report. The reader is assumed to have access to the Company’s Form 10-K for the year ended December 31, 2006, which contains additional information.

AmericanWest Bancorporation

AmericanWest Bancorporation (Company) is a Washington corporation registered as a bank holding company under the Bank Holding Company Act of 1956. The Company is headquartered in Spokane, Washington. The Company’s wholly-owned subsidiary is AmericanWest Bank (Bank), a Washington state chartered bank that operates in Washington, Northern Idaho and Utah. Additionally, the Bank has two loan production offices in the Salt Lake City, Utah, area and one loan production office in Washington. All Utah locations are operating as Far West Bank, a division of AmericanWest Bank. Unless otherwise indicated, reference to the Company shall include its wholly-owned subsidiary. The Company’s unconsolidated information will be referred to as the Parent Company. The Bank provides a full range of banking services to small and medium-sized businesses, agricultural businesses, professionals and consumers through 62 financial centers and three loan production offices located in Washington, Northern Idaho and Utah.

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

On April 1, 2007, AmericanWest Bancorporation merged with Far West Bancorporation (FWBC) and FWBC’s principal operating subsidiary, Far West Bank (FWB), was merged with and into AmericanWest Bank. The financial information included in this Form 10-Q reflects the merger with Far West Bancorporation effective April 1, 2007.

Results of Operations

Overview

The Company reported net income of $4.5 million or $0.26 per diluted share for the three months ended June 30, 2007 compared to $2.8 million or $0.24 per diluted share the same period 2006. The return on average assets for the three months ended June 30, 2007 was 0.92%, as compared to 0.82% for the same period of the prior year. The return on average equity for the three months ended June 30, 2007 was 6.46%, as compared to 7.61% for the same period of the prior year.

The Company reported net income of $6.7 million or $0.47 per fully diluted share for the six months ended June 30, 2007 compared to $4.4 million or $0.39 per fully diluted share for the same period in 2006. The return on average assets for the six months ended June 30, 2007 was 0.80%, as compared to 0.72% for the same period of the prior year. The return on average equity for the six months ended June 30, 2007 was 6.20%, as compared to 6.55% for the same period of the prior year.

The tables below summarize the Company’s financial performance for the three and six months ending June 30, 2007 and 2006:

	Three Months Ended June 30,			Six Months Ended June 30,
($ in thousands except per share data)	2007	2006	% Change	2007	2006	% Change
Interest Income	$35,754	$24,021	48.8%	$60,616	$43,387	39.7%
Interest Expense	12,753	8,508	49.9%	22,881	14,651	56.2%

Net Interest Income	23,001	15,513	48.3%	37,735	28,736	31.3%
Provision for Loan Loss	1,750	704	148.6%	1,750	1,486	17.8%

Net interest income after provision for loan losses	21,251	14,809	43.5%	35,985	27,250	32.1%

Non-interest Income	4,687	2,190	114.0%	7,092	3,946	79.7%
Non-interest Expense	18,964	12,684	49.5%	32,731	24,352	34.4%

Income before provision for income taxes	6,974	4,315	61.6%	10,346	6,844	51.2%
Provision for income taxes	2,433	1,547	57.3%	3,620	2,427	49.2%

Net Income	$4,541	$2,768	64.1%	$6,726	$4,417	52.3%

Basic earnings per common share	$0.26	$0.24	8.3%	$0.47	$0.40	17.5%
Diluted earnings per common share	$0.26	$0.24	8.3%	$0.47	$0.39	20.5%

	Three Months Ended June 30,		Six Months Ended June 30,
Selected Financial Ratios, annualized:	2007	2006	2007	2006
Return on average assets	0.92%	0.82%	0.80%	0.72%
Return on average equity	6.46%	7.61%	6.20%	6.55%
Return on tangible average equity	13.60%	10.33%	10.82%	8.24%
Efficiency ratio	64.65%	69.99%	70.00%	73.31%
Non-interest income to average assets	0.95%	0.65%	0.84%	0.64%
Non-interest expenses to average assets	3.83%	3.76%	3.89%	3.95%
Net interest margin (1)	5.37%	5.07%	5.08%	5.09%
Ending shareholders’ equity to assets	14.06%	10.80%	14.06%	10.80%
Ending tangible shareholders’ equity to tangible assets	7.23%	8.05%	7.23%	8.05%

(1)	Presented on a tax equivalent basis for tax exempt securities.

Net Interest Income

Three Months Ended June 30, 2007 and 2006

Net interest income for the second quarter of 2007 was $23.0 million, an increase of $7.5 million from the second quarter of 2006. Interest income for the second quarter of 2007 was $35.8 million, an increase of $11.7 million over the same period of the prior year. The increase in interest income is related mainly to the average earning assets increase of $494.0 million and an increased yield on earning assets of 49 basis points. The increase in the average earning assets is principally due to acquired loans from FWB of $350.9 million. Interest expense for the second quarter of 2007 was $12.8 million, an increase of $4.2 million over the similar period of the prior year. The increase in interest expense is related to an increase in the cost of interest bearing liabilities of 34 basis points and the average interest bearing liabilities increase of $358.8 million from the similar period of 2006. The increase in the average interest bearing liabilities is principally due to the acquired interest bearing deposits from FWB of $241.9 million.

The tax equivalent net interest margin for the second quarter of 2007 was 5.37%, an increase of 30 basis points from the same period in 2006. The average yield on loans for the second quarter of 2007 was 8.49%, an increase of 48 basis points from the same period in 2006. The increase in the average yield on loans is principally due to the FWB portfolio acquired, partially offset by a change in the accounting for deferred loan fees and origination costs implemented during the first quarter of 2007.

The Company’s net interest margin for the second quarter of 2007 was also adversely impacted by the cost of interest bearing deposits, which increased by 37 basis points over the same period in 2006. The increases were driven principally by higher rates paid on money market and time deposit accounts due to heightened market competition. This was offset slightly by a shift in the Company’s deposit mix with an increase in average non-interest bearing deposits as a percentage of total deposits to 23% from 21% for the similar quarter of the prior year.

The following table sets forth the Company’s net interest margin for the three months ended June 30, 2007 and 2006.

	Three months ended June 30,
	2007			2006
($ in thousands)	Average Balance	Interest	%	Average Balance	Interest	%
Assets
Loans (1)	$1,644,490	$34,825	8.49%	$1,178,263	$23,535	8.01%
Taxable securities	47,883	625	5.24%	34,574	357	4.14%
Non-taxable securities (2)	21,128	330	6.26%	10,507	153	5.84%
FHLB Stock	7,524	12	0.64%	6,319	—	0.00%
Overnight deposits with other banks and other	5,085	73	5.76%	2,451	28	4.58%

Total interest earning assets	1,726,110	35,865	8.33%	1,232,114	24,073	7.84%

Non-interest earning assets	261,758			119,755

Total assets	$1,987,868			$1,351,869

Liabilities
Interest bearing demand deposits	$146,496	$268	0.73%	$93,111	$172	0.74%
Savings and MMDA deposits	521,396	3,970	3.05%	354,325	2,494	2.82%
Time deposits	496,021	5,996	4.85%	384,128	3,885	4.06%

Total interest bearing deposits	1,163,913	10,234	3.53%	831,564	6,551	3.16%

Overnight borrowings	58,644	826	5.65%	70,294	894	5.10%
Junior subordinated debt	41,239	766	7.45%	20,280	419	8.29%
Other borrowings	69,164	927	5.38%	52,029	644	4.96%

Total interest bearing liabilities	1,332,960	12,753	3.84%	974,167	8,508	3.50%

Non-interest bearing demand deposits	351,751			222,516
Other non-interest bearing liabilities	21,013			9,207

Total liabilities	1,705,724			1,205,890
Stockholders’ Equity	282,144			145,979

Total liabilities and stockholders’ equity	$1,987,868			$1,351,869

Net interest income and spread		$23,112	4.49%		$15,565	4.34%

Net interest margin to average earning assets			5.37%			5.07%

(1)	Includes loans held for sale and non-accrual loans.
(2)	Tax-exempt securities income has been presented using a tax equivalent basis and an assumed tax rate of 34%.

The following table sets forth a summary of changes in the components of net interest income during the second quarter of 2007 as compared to the second quarter of 2006 due to the changes in average interest earning assets and interest bearing liabilities and the resultant changes in interest income and interest expense:

	Three months ended June 30, 2007 compared to 2006
	Increase (decrease) in net interest income due to changes in:
($ in thousands)	Volume	Rate	Total
Interest earning assets
Loans (1)	$9,311	$1,979	$11,290
Securities (2)	271	174	445
Overnight deposits with other banks, and other and FHLB stock	12	45	57

Total interest earning assets	$9,594	$2,198	$11,792

Interest bearing liabilities
Interest bearing demand deposits	$98	$(2)	$96
Savings deposits	1,175	301	1,476
Time deposits	1,133	978	2,111

Total interest bearing deposits	2,406	1,277	3,683
Overnight borrowings	(148)	80	(68)
Junior subordinated debt	433	(86)	347
Other borrowings	212	71	283

Total interest bearing liabilities	2,903	1,342	4,245

Total increase (decrease) in net interest income	$6,691	$856	$7,547

(1)	Includes loans held for sale and non-accrual loans.
(2)	Tax-exempt securities income has been presented using a tax equivalent basis and an assumed tax rate of 34%.

Six Months Ended June 30, 2007 and 2006

Net interest income for the six months ended June 30, 2007 was $37.7 million, an increase of $9.0 million from the same period of the prior year. Interest income for the six months ended June 30, 2007 was $60.6 million, an increase of $17.2 million over the same period of the prior year. Interest expense for the six months ended June 30, 2007 was $22.9 million, an increase of $8.2 million over the similar period of the prior year.

The tax equivalent net interest margin for the six months ended June 30, 2007 was 5.08%, a decrease of 1 basis point from the same period in 2006. The average yield on loans for the six months ended June 30, 2007 was 8.29%, an increase of 47 basis points from the same period in 2006. The increase in the average yield on loans is caused mainly by the acquisition of FWB’s loan portfolio of $350.9 million which generally had higher yielding loans. Additionally, during the six months ended June 30, 2006, the average yield on loans was reduced by approximately 6 basis points due to the reversal of interest for a large loan placed on non-accrual status. Offsetting the impact of this reversal was a change in the Company’s deferral of loan fees effective January 1, 2007. Prior to January 1, 2007, the Company did not defer loan fees on loans with contractual maturities of one year or less as the amount was deemed immaterial. Based on the increased originations of short-term loans, effective January 1, 2007, the Company began deferring all loan fees.

The Company’s net interest margin for the six months ended June 30, 2007 was also adversely impacted by the cost of interest bearing deposits, which increased by 63 basis points over the same period in 2006, and the cost of overnight borrowings, which increased 67 basis points over the similar period of the prior year. The cost of interest bearing deposits increased mainly due to heightened market competition.

The following table sets forth the Company’s net interest margin for the six months ended June 30, 2007 and 2006.

	Six months ended June 30,
	2007			2006
($ in thousands)	Average Balance	Interest	%	Average Balance	Interest	%
Assets
Loans (1)	$1,438,143	$59,154	8.29%	$1,093,338	$42,392	7.82%
Taxable securities	39,124	995	5.13%	29,767	730	4.95%
Non-taxable securities (2)	15,084	471	6.30%	9,405	282	6.05%
FHLB Stock	6,925	18	0.52%	5,922	—	0.00%
Overnight deposits with other banks and other	4,791	138	5.81%	3,035	79	5.25%

Total interest earning assets	1,504,067	60,776	8.15%	1,141,467	43,483	7.68%

Non-interest earning assets	192,774			101,981

Total assets	$1,696,841			$1,243,448

Liabilities
Interest bearing demand deposits	$117,743	$446	0.76%	$86,494	$314	0.73%
Savings and MMDA deposits	454,357	7,067	3.14%	337,363	4,475	2.67%
Time deposits	465,591	11,241	4.87%	353,115	6,798	3.88%

Total interest bearing deposits	1,037,691	18,754	3.64%	776,972	11,587	3.01%

Overnight borrowings	40,524	1,130	5.62%	44,160	1,085	4.95%
Junior subordinated debt	32,126	1,228	7.71%	16,040	674	8.47%
Other borrowings	65,664	1,769	5.43%	55,632	1,305	4.73%

Total interest bearing liabilities	1,176,005	22,881	3.92%	892,804	14,651	3.31%

Non-interest bearing demand deposits	285,351			205,770
Other non-interest bearing liabilities	16,800			8,928

Total liabilities	1,478,156			1,107,502
Stockholders’ Equity	218,685			135,946

Total liabilities and stockholders’ equity	$1,696,841			$1,243,448

Net interest income and spread		$37,895	4.23%		$28,832	4.37%

Net interest margin to average earning assets			5.08%			5.09%

(1)	Includes loans held for sale and non-accrual loans.
(2)	Tax-exempt securities income has been presented using a tax equivalent basis and an assumed tax rate of 34%.

The following table sets forth a summary of changes in the components of net interest income during the six months ended June 30, 2007 as compared to the similar period of 2006 due to the changes in average interest earning assets and interest bearing liabilities and the resultant changes in interest income and interest expense:

	Six months ended June 30, 2007 compared to 2006
	Increase (decrease) in net interest income due to changes in:
($ in thousands)	Volume	Rate	Total
Interest earning assets
Loans (1)	$13,371	$3,391	$16,762
Securities (2)	388	66	454
Overnight deposits with other banks, and other and FHLB stock	24	53	77

Total interest earning assets	$13,783	$3,510	$17,293

Interest bearing liabilities
Interest bearing demand deposits	$113	$19	$132
Savings deposits	1,549	1,043	2,592
Time deposits	2,164	2,279	4,443

Total interest bearing deposits	3,826	3,341	7,167
Overnight borrowings	(89)	134	45
Junior subordinated debt	676	(122)	554
Other borrowings	235	229	464

Total interest bearing liabilities	4,648	3,582	8,230

Total increase (decrease) in net interest income	$9,135	$(72)	$9,063

(1)	Includes loans held for sale and non-accrual loans.
(2)	Tax-exempt securities income has been presented using a tax equivalent basis and an assumed tax rate of 34%.

The following table summarizes the repricing in the loan portfolio as of June 30, 2007 and December 31, 2006. The adjustable and variable rate loans are tied to Prime or another market index. Adjustable rate loans do not reprice immediately with market changes.

	June 30, 2007	December 31, 2006
Adjustable Rates	26%	36%
Variable Rates	46%	35%
Fixed Rates	28%	29%

The change in the mix of the loan portfolio repricing is principally due to the portfolio acquired from FWB. Of the outstanding balances of the FWB loan portfolio 73% had variable rates.

Provision for Credit Losses

During the three and six months ended June 30, 2007, the Company recognized a provision for credit losses of $1.8 million. This represents 0.43% and 0.25% of average gross loans on an annualized basis for the three and six months ended June 30, 2007, respectively. The provision for credit losses for the second quarter of 2006 was $704,000, or 0.24% of average loans on an annualized basis. For the six months ended June 30, 2006 the provision was $1.5 million, or 0.27% of average gross loans on an annualized basis and for the three months ended June 30, 2007 and 2006, the annualized net charge-offs were 0.46% and 0.26% of average gross loans, respectively. For the six months ended June 30, 2007 and 2006, annualized net charge-offs were 0.33% and 0.62%, respectively. Included in net charge-offs for the second quarter of 2007 was the partial charge-off of $1.5 million related to a single relationship involving a wood products manufacturing loan relationship. The net charge-offs for the six months ended June 30, 2006 included the partial charge-off of a single relationship of $2.4 million.

The provision is determined based on a model which considers, among other things, specific loan risk characteristics in the portfolio and the determination of loan classifications. Management regularly evaluates the level of provision and the allowance for credit losses for adequacy by considering changes in the nature of the loan portfolio, portfolio composition, overall portfolio quality, industry concentrations, delinquency trends, current economic factors and the estimated impact of current economic conditions that may affect a borrower’s ability to pay. Management continually monitors the economic conditions of the markets in which it currently operates, which include mainly Eastern and Central Washington, Northern Idaho and Utah. This information is used in the analysis of its provision for credit losses. Management also considers general economic conditions in the analysis. The provision for credit losses is a significant estimate and the use of different assumptions could produce different results.

Non-interest Income

Non-interest income for the three months ended June 30, 2007 was approximately $4.7 million as compared to $2.2 million for the same period of 2006, an increase of $2.5 million or 114%. This increase consists of the following components:

•

Fees and service charges on deposits increased $1.1 million, or 80%. Of this change, approximately $923,000 was related to an increase in fees and service charges on deposit accounts acquired from FWB.

•	Fees on mortgage loan sales increased $599,000 or 148% related mainly to increases in staffing in the residential mortgage teams and operations in Utah, including FWB.

•

Other non-interest income increased $788,000, or 198%. The increase in non-interest income includes an increase in asset sale income of approximately $215,000, which relates mainly to the sale of an occupied financial center which is being relocated. This transaction resulted in a gain of $319,000, which was partially offset by the write-down of a vacant building of $190,000. The vacant building is under contract for sale and is expected to close in the third quarter with no additional gain or loss. Bankcard related revenue increased $156,000 from the similar period of the prior year, related mainly to the credit card portfolio acquired from FWB. Income related to bank-owned life insurance increased $154,000 mainly due to acquired policies from FWB.

Non-interest income for the six months ended June 30, 2007 was approximately $7.1 million, an increase of $3.1 million or 80% over the similar period of 2006. The following items contributed to this change:

•

Fees and service charges increased $1.3 million, or 52%. As discussed above, the acquired deposits from FWB contributed $923,000 of the revenue during 2007, all of which occurred in the second quarter. Additionally, service charges on analyzed accounts, a new product offering in mid-2006, increased by $284,000 as compared to the prior year.

•	Fees on mortgage loan sales increased $661,000, or 96%, related mainly to increases in staffing in the residential mortgage teams and operations in Utah.

•	Other non-interest income increased $1.2 million, or 163%. The following items contributed to this change:

o	Bank-owned life insurance revenue increased $280,000 related partially to acquired policies from FWB.

o	Asset sale income increased $225,000. The prior year balances included a write-down of $300,000 for the reclassification of certain buildings to held for sale, which was partially offset by a gain on sale of mortgage servicing of $237,000. The asset sale income components for 2007 are discussed above.

o	Bankcard income increased $194,000 related principally to an acquired credit card portfolio from FWB.

o	Merchant fee income increased $140,000 related to operations at FWB and enhanced product offerings launched in 2006.

o	Foreclosed asset sale income increased $123,000 related mainly to the sale of a foreclosed property in the first quarter of 2007 which resulted in a gain of $166,000.

o	Loan servicing fees increased $122,000 related to the acquired mortgage servicing portfolio from Far West Bancorporation. This portfolio was sold prior to June 30, 2007 without a gain or loss recorded.

Non-interest Expense

Non-interest expense for the three months ended June 30, 2007 was approximately $19.0 million, an increase of $6.3 million, or 50%, over the similar period of 2006. The increase from the prior year is related mainly to higher salaries and employee benefits expense of $4.0 million. This increase was caused primarily by the increase in the number of full-time equivalent positions attributable to the FWB acquisition and the opening of four financial centers and two loan production offices since the same period of the prior year and the related increases in salaries, incentives, taxes and insurance. Offsetting these costs is an increase in the deferred direct loan origination costs of $539,000, a decrease in stock option expense of $137,000 related to options issued to non-employee board members in the prior year of $127,000 and staffing reductions which occurred in the first quarter of 2007.

Non-interest expense for the six months ended June 30, 2007 was approximately $32.7 million, an increase of $8.4 million or 34% over the similar period of 2006 related mainly to higher salaries and employee benefits of $5.6 million. This increase was principally related to the higher number of full-time equivalent employees attributable to the Far West Bancorporation acquisition on April 1, 2007, the Columbia Trust Bancorp acquisition on March 16, 2006 and the opening of four new financial center locations and two loan production offices. During the first quarter of 2007, there were severance benefits of $364,000 paid to employees terminated in connection with the Company’s expense reduction initiative.

Total occupancy and equipment expense increased by $1.2 million and $1.9 million over the three and six months ended June 30, 2006, respectively. The increase is principally attributed to costs associated with new and acquired facilities and remodeled or relocated existing financial centers. Additionally, vendor service contracts have increased with the increased number of employees and account growth. Amortization of intangible assets increased $769,000 over the similar quarter of the prior year related to the amortization of the core deposit intangible asset recorded related to the FWB acquisition. The core deposit intangible is being amortized on an accelerated basis and approximately $2.4 million is expected to be expensed during 2007. Offsetting this expense is the accounting accretion and amortization of FWB loans and deposits acquired which resulted in an increase of approximately $81,000 in net interest income.

Provision for Income Tax

The effective tax rates for the six months ended June 30, 2007 and 2006 were 35.0% and 35.5%, respectively. The slight decrease from the prior year is related mainly to recaptured tax credits in the prior year which is slightly offset by increasing state income taxes in Utah. The Company anticipates recapturing certain tax credits in 2007; however, the impact is anticipated to be less significant than in the previous year.

Non-performing Assets

Non-performing assets include loans that are 90 or more days past due or on non-accrual status and real estate and other loan collateral acquired through foreclosure and repossession. Accruing loans 90 days or more past due may remain on an accrual basis if adequately collateralized and in the process of collection. For non-accrual loans, income may be recognized on a cash basis if the borrower demonstrates an ability to continue payments of principal and interest in accordance with the loan agreement. Interest previously accrued but not collected is reversed and charged against income at the time a loan is placed on non-accrual status.

The following table summarizes the non-performing assets at June 30, 2007, December 31, 2006 and June 30, 2006.

($ in thousands)	June 30, 2007	December 31, 2006	June 30, 2006
Accruing loans over 90 days past due	$0	$0	$0
Non-accrual loans	23,640	11,500	13,577

Total non-performing loans	$23,640	$11,500	$13,577
Foreclosed real estate and other foreclosed assets	213	644	876

Total non-performing assets	$23,853	$12,144	$14,453

Non-performing loans to total gross loans (1)	1.43%	0.94%	1.14%
Non-performing assets to total assets (1)	1.19%	0.86%	1.05%
Allowance for loan loss to total gross loans	1.32%	1.24%	1.16%
Allowance for credit losses to total gross loans	1.41%	1.31%	1.22%
Allowance for credit losses to non-performing loans (1)	98.19%	139.28%	107.00%

(1)	Amounts and ratios shown net of government guarantees on non-performing loans of $1.1 million, $4.0 million and $2.0 million, respectively.

Total non-performing assets were $23.9 million, or 1.19% of total assets at June 30, 2007. This compares to $14.5 million or 1.05% of total assets at June 30, 2006. At December 31, 2006, the non-performing assets were $12.1 million, or 0.86% of total assets. The increase in non-performing assets from year-end was principally due to the placement on non-accrual status of loans totaling $10.5 million related to a single-relationship wood products manufacturing company and the FWB acquisition which contributed $4.6 million to the non-performing loans total. These increases were slightly offset by the pay-off of a large non-performing loan relationship totaling $6.2 million.

At June 30, 2007 and December 31, 2006, the Company had approximately $23.5 million and $19.3 million, respectively, of loans that were not classified as non-performing but for which known information about the borrower’s financial condition caused management to have concern about the ability of the borrowers to comply with the repayment terms of the loans if the weaknesses were uncorrected.

Investment Portfolio

The Company’s investment portfolio increased from $39.5 million at December 31, 2006 to $69.0 million at June 30, 2007. The increase in the investment portfolio is mainly related to acquired investments from the FWBC merger of $30.2 million. All securities are classified as available-for–sale and recorded at fair value. Management believes that this classification provides greater flexibility to respond to interest rate changes and liquidity needs.

Loan Portfolio

Total gross loans increased $429.4 million during the six months ended June 30, 2007, including the acquired FWB portfolio of $350.9 million. Organic loan growth was $78.5 million, or 13% on an annualized basis for the six months ended June 30, 2007. This increase includes organic growth in commercial real estate of $53.9 million and residential construction loans of $16.5 million, offset by a decline of agricultural loans of $3.3 million. Approximately $29.8 million of the second quarter organic loan growth was generated by the Bank’s loan production offices in South Jordan and Salt Lake City, Utah. The percentage of commercial real estate loans declined slightly to 48% of the total portfolio at June 30, 2007 compared to 53% at December 31, 2006. The commercial real estate loans include commercial construction loans. At June 30, 2007, the Bank’s largest 20 credit relationships consisted of loans and loan commitments ranging from $9.9 million to $25.0 million, with an aggregate total credit exposure of $301.3 million and outstanding balances of $198.4 million.

A substantial majority of the Bank’s loans are extended to small and medium-sized businesses, agricultural businesses, professionals and consumers in the Bank’s principal market area and are secured by residential and commercial real estate, crops, business inventory and receivables. Real estate values in these areas remain stable. Prices for agricultural commodities are relatively stable. Significant, long term deterioration in any of these underlying factors could affect the collectability of a material portion of the Bank’s loans outstanding. Each of these factors is also considered in the analysis of assessing the adequacy of the allowance for credit losses.

The major classifications of loans at June 30, 2007 and December 31, 2006 can be found in Note 3 to the Consolidated Financial Statements.

Allowance for Loan Losses and Reserve for Unfunded Commitments

At June 30, 2007, the Bank’s allowance for loan losses was $21.8 million or 1.32% of total gross loans. This compares to $15.1 million or 1.24% at December 31, 2006. At June 30, 2007 the Bank’s reserve for unfunded commitments was $1.4 million as compared to $881,000 at December 31, 2006. The allowance for loan losses and the reserve for unfunded commitments are increased by charges to income through the provision for credit losses and the allowance related to acquired loans, and decreased by charge-offs, net of recoveries. Loans are charged to the allowance when management believes the collection of principal is unlikely.

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

Management believes that the allowance for loan losses and reserve for unfunded commitments are adequate at June 30, 2007. Management uses currently available information to recognize losses on loans and foreclosed real estate and other foreclosed assets; however, future additions to the allowances may be necessary based on changes in economic conditions and borrower or loan characteristics.

Deposits, Borrowings and Other Liabilities

To attract and retain deposits, the Bank offers a wide variety of account types and maturities, both interest bearing and non-interest bearing. Some account types have additional products bundled with them, such as free checks and free or discounted access to other bank services. Interest rates on accounts are determined by management based on the Bank’s funding needs and market conditions and can change as frequently as daily.

Total deposits grew $386.2 million for the second quarter of 2007, ending the period at $1.5 billion. This includes the acquired deposits of FWB of $383.4 million. Of the organic increase of $2.8 million from December 31, 2006, there were increases in certificate of deposit accounts of $17.4 million, NOW, savings and MMDA of $14.5 million and a decrease in the non-interest bearing deposits of $29.1 million. Non-interest bearing deposits were 23% of total deposits as of June 30, 2007 as compared to 21% at December 31, 2006 which is a result of the organic decrease in non-interest bearing deposits offset by 37% of the acquired FWB deposits being in the non-interest bearing category.

Federal Home Loan Bank of Seattle (FHLB) advances and other borrowings increased approximately $51.5 million during the six months ended June 30, 2007. The increase in FHLB advances and other borrowings is mainly a result of the growth in loans of $429.4 million combined with slower deposit growth. The Company issued $20.6 million of junior subordinated debt on March 22, 2007 to provide a portion of the cash consideration for the merger with Far West Bancorporation. The junior subordinated debt will bear a fixed rate of interest at 6.53% for the first five years and thereafter will bear interest at a rate equal to the three month LIBOR plus 1.63%.

Other liabilities have increased $5.1 million as compared to the balance of $9.6 million at December 31, 2006. The increase is related mainly to acquired salary continuation agreements from FWBC of $3.0 million. Additionally, the Company has $1.2 million of taxes payable at June 30, 2007 compared to taxes receivable, which were classified as an other asset of $1.7 million at December 31, 2006.

Liquidity and Capital Resources

Management believes that the Company’s cash flow will be sufficient to support its existing operations for the foreseeable future. Cash flows from operations generally contribute significantly to liquidity, as do proceeds from issuances of junior subordinated debt and increasing customer deposits. In the six months ended June 30, 2007, the Company had $11.3 million in cash provided by operating activities principally due to the net income for the first six months and balance sheet changes of assets and liabilities, excluding the FWB acquired balances. This compared to $6.9 million provided by operating activities in the six months ended June 30, 2006. Additionally, the Company generated $74.4 million and $50.8 million in net cash from financing activities for the six months ended June 30, 2007 and 2006, respectively.

The Bank’s primary source of funds is its deposits. In addition, the Bank has the ability to borrow from various sources, including the FHLB and correspondent banks that provide Fed Funds lines. At June 30, 2007, the Bank had $184.2 million of available credit (after deducting outstanding borrowings) from these sources as compared to $244.2 million at December 31, 2006.

The Parent Company received a dividend of $10.0 million from the Bank during the first quarter of 2007, to provide a portion of the funding for the acquisition of Far West Bancorporation which was completed on April 1, 2007. Additionally, the Parent Company issued junior subordinated debt, net of purchased securities of the Trust of $619,000 (refer to Note 5). The Parent Company declared $0.07 per share of dividends on its common stock during the six months ended June 30, 2007. On July 25, 2007, the Parent Company declared a dividend of $0.04 per common share. There were no repurchases of common stock during the six months ended June 30, 2007 or 2006, other than 1,532 shares tendered on payment for the exercise of stock options in the first quarter of 2007.

The Parent Company’s ability to service borrowings is generally dependent upon the availability of dividends from the Bank. The payment of dividends by the Bank is subject to limitations imposed by law and governmental regulations. In determining whether the Bank or the Company will declare a dividend, the respective boards of directors consider factors including financial condition, anticipated growth, acquisition opportunities and applicable laws, regulations and regulatory capital requirements. Another potential source of cash is a line of credit of $5.0 million that the Parent Company has with an unaffiliated financial institution. The line was not used during the first six months of 2007.

The Company’s total stockholders’ equity increased to $282.9 million at June 30, 2007 as compared to $152.0 million at December 31, 2006. This increase is mainly related stock issued in the acquisition of FWBC of $124.4 million and retained net income of $5.7 million. The Company’s total stockholders’ equity to total assets ratio increased to 14.06% as of June 30, 2007 from 10.73% as of December 31, 2006. As of June 30, 2007, the Company’s ending tangible shareholders’ equity to ending tangible assets ratio decreased to 7.23% as compared to 8.10% from December 31, 2006. At June 30, 2007 and December 31, 2006, the Company held cash and cash equivalent assets of $59.5 million and $55.7 million, respectively.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier I capital to risk-weighted assets and of Tier I capital to average assets, as those terms are defined in the regulations. Management believes, as of June 30, 2007, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

As of June 30, 2007, the most recent notification from the Federal Deposit Insurance Company categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following tables. There are no conditions or events since the notification that management believes have changed the Bank’s category.

The Company’s and the Bank’s actual capital amounts and ratios as of June 30, 2007 are presented in the table below:

Capital Ratio	Regulatory Standard for “Well Capitalized” Rating	Company	Bank
Tier 1 Capital to Average Total Assets	5.00%	9.51%	9.43%
Tier 1 Capital to Risk Weighted Assets	6.00%	9.55%	9.46%
Total Capital to Risk Weighted Assets	10.00%	10.80%	10.71%

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

In management’s opinion, there have been no material changes in reported market risks faced by the Company since the end of the most recent fiscal year. Under parallel interest rate changes of an increase or decrease in rates of 100 basis points and 200 basis points over the next twelve months, the Company’s net interest income is expected to increase moderately under rising interest rates and to decline moderately under falling interest rates. This is because the Company has slightly more assets repricing than liabilities during this time period. These scenarios also include the assumptions that balances and current pricing spreads remain constant. The economic value of the Company’s equity is also expected to increase with rising interest rates. Both of these interest rate risk measures remain within the Company’s policy limits as of June 30, 2007. Management also runs nonparallel interest rate scenarios and a most likely rate scenario to consider the impact of various interest rate changes in the yield curve and the respective impact on net interest income to determine if any actions should be taken.

Item 4.	Controls and Procedures.

During the six months ended June 30, 2007, there were no changes in the Company’s internal control over financial reporting that materially affected or are reasonably likely to materially affect internal control over financial reporting.

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

The Company has a stock repurchase authorization for 250,000 common shares which was approved by the Board of Directors during 2006. This authorization does not have an expiration date. No shares were repurchased under this authorization during the six months ended June 30, 2007 or the year ended December 31, 2006.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

The Company conducted the annual meeting of Shareholders on April 30, 2007. On April 2, 2007, the record date for that meeting, there were 17,169,028 shares of common stock outstanding. Holders of 14,368,488 shares (83.69%) were present at the meeting in person or by proxy. Two proposals were voted upon at the meeting.

Proposal 1. Election of eight directors to hold office until the next annual meeting of shareholders.

	For	Abstain
J. Frank Armijo	14,165,916	202,572
Ivan T. Call	14,171,068	197,420
Kay C. Carnes	14,152,837	215,651
Robert M. Daugherty	14,120,044	248,444
Craig D. Eerkes	14,185,032	282,097
H. Don Norton	14,164,873	183,456
Donald H. Swartz	14,166,676	203,615
P. Mike Taylor	14,259,310	201,812

Proposal 2. Ratification of the appointment of Moss Adams LLP as independent auditors for the year ended December 31, 2007.

For	Against	Abstain	Broker Non-Vote
14,259,310	43,072	66,106	0

Item 5.	Other Information

There is no other information to report.

Item 6.	Exhibits —

a.	Exhibits. The exhibits filed as part of this report are as follows:

3.1	Amended & Restated Articles of Incorporation of the registrant (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 10-Q filed on May 9, 2007, and incorporated herein by this reference)

3.2	2004 Amended and Restated By-Laws of the registrant (filed as Exhibit 3.2 to the Registrant’s Current Report on Form 10-Q filed on May 9, 2007, and incorporated herein by this reference)

10.1	Amendment No. 3 to Employment Agreement with R. Blair Reynolds dated July 3, 2007*+

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002+

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002+

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002+

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002+

*	Denotes executive compensation plan or arrangement
+	Denotes items filed herewith

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized on August 8, 2007.

AMERICANWEST BANCORPORATION

\s\ Robert M. Daugherty
Robert M. Daugherty, President and
Chief Executive Officer

\s\ Patrick J. Rusnak
Patrick J. Rusnak, Executive Vice President and
Chief Operating Officer
Principal Financial and Accounting Officer