Form 10-Q
period 2007-09-30
AMERICANWEST BANCORPORATION
filed 2007-11-08
CIK 726990

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2007 or

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

Large Accelerated filer  ☐        Accelerated filer  ☒        Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Number of Shares Outstanding
Common Stock	17,195,834 at November 1, 2007

AMERICANWEST BANCORPORATION

INDEX TO QUARTERLY REPORT ON FORM 10-Q

September 30, 2007

AMERICANWEST BANCORPORATION

CONSOLIDATED STATEMENT OF CONDITION

(unaudited)

($ in thousands)

	September 30, 2007	December 31, 2006
ASSETS
Cash and due from banks	$50,818	$45,866
Overnight interest bearing deposits with other banks	1,485	9,863

Cash and cash equivalents	52,303	55,729
Securities, available-for-sale at fair value	70,674	39,518
Loans, net of allowance for loan losses of $21,023 and $15,136, respectively	1,700,895	1,204,519
Loans, held for sale	10,624	2,913
Accrued interest receivable	13,927	8,311
FHLB stock	7,801	6,319
Premises and equipment, net	45,182	30,484
Foreclosed real estate and other foreclosed assets	298	644
Bank owned life insurance	28,829	19,716
Goodwill	129,155	33,073
Intangible assets	18,005	7,506
Other assets	5,784	7,796

TOTAL ASSETS	$2,083,477	$1,416,528

LIABILITIES
Non-interest bearing demand deposits	$362,387	$236,375
Interest bearing deposits:
NOW, savings account and money market accounts	698,887	476,852
Time, $100,000 and over	307,326	217,508
Other time	228,612	193,204

TOTAL DEPOSITS	1,597,212	1,123,939
Federal Home Loan Bank advances	109,516	105,759
Other borrowings and capital lease obligations	21,671	307
Junior subordinated debt	41,239	20,620
Accrued interest payable	5,937	4,270
Other liabilities	19,749	9,596

TOTAL LIABILITIES	1,795,324	1,264,491
STOCKHOLDERS’ EQUITY
Common stock, no par, shares authorized 50 million; 17,284,255 issued and 17,195,834 outstanding at September 30, 2007; 11,467,648 issued and 11,388,315 outstanding at December 31, 2006	253,266	127,396
Retained earnings	34,934	24,576
Accumulated other comprehensive (loss) income, net of tax	(47)	65

TOTAL STOCKHOLDERS’ EQUITY	288,153	152,037

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,083,477	$1,416,528

The accompanying notes are an integral part of these statements.

AMERICANWEST BANCORPORATION

CONSOLIDATED STATEMENTS OF INCOME

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

(unaudited)

($ in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
INTEREST INCOME
Interest and fees on loans	$36,378	$24,447	$95,532	$66,839
Interest on securities	814	494	2,120	1,410
Other interest income	159	44	315	123

TOTAL INTEREST INCOME	37,351	24,985	97,967	68,372

INTEREST EXPENSE
Interest on deposits	11,054	7,281	29,808	18,868
Interest on borrowings	2,807	1,993	6,934	5,057

TOTAL INTEREST EXPENSE	13,861	9,274	36,742	23,925

NET INTEREST INCOME	23,490	15,711	61,225	44,447
Provision for credit losses	1,250	3,681	3,000	5,167

NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	22,240	12,030	58,225	39,280

NON-INTEREST INCOME
Fees and service charges on deposits	2,588	1,467	6,476	4,021
Fees on mortgage loan sales	940	452	2,286	1,137
Other	922	845	2,780	1,552

TOTAL NON-INTEREST INCOME	4,450	2,764	11,542	6,710

NON-INTEREST EXPENSE
Salaries and employee benefits	11,007	7,748	30,834	22,015
Equipment expense	1,699	988	4,733	2,828
Occupancy expense, net	1,490	1,064	4,105	3,006
Intangible assets amortization	1,063	294	2,417	688
State business and occupation tax	335	383	962	949
Foreclosed real estate and other foreclosed assets	45	52	167	559
Other	3,137	2,716	8,289	7,552

TOTAL NON-INTEREST EXPENSE	18,776	13,245	51,507	37,597

INCOME BEFORE PROVISION FOR INCOME TAX	7,914	1,549	18,260	8,393
PROVISION FOR INCOME TAX	2,565	587	6,185	3,014

NET INCOME	$5,349	$962	$12,075	$5,379

Basic earnings per common share	$0.31	$0.08	$0.79	$0.48
Diluted earnings per common share	$0.31	$0.08	$0.78	$0.48
Basic weighted average shares outstanding	17,197,656	11,373,559	15,283,810	11,114,884
Diluted weighted average shares outstanding	17,268,007	11,530,546	15,387,443	11,295,170

The accompanying notes are an integral part of these statements.

AMERICANWEST BANCORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

(unaudited)

($ in thousands)

	Nine months ended September 30,
	2007	2006
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES
Net Income	$12,075	$5,379
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses and foreclosed real estate and other foreclosed assets	3,000	5,511
Depreciation and amortization	4,957	2,446
Stock-based compensation	893	695
(Gain)/Loss on sale of other premises and equipment, investments and foreclosed real estate and other foreclosed assets	(684)	36
Loss on impairment of facilities	219	473
Originations of loans held for sale	(125,185)	(58,820)
Proceeds from loans sold	124,117	54,543
Changes in assets and liabilities:
Accrued interest receivable	(2,528)	(1,066)
Bank owned life insurance	(734)	(354)
Other assets	2,918	(1,180)
Accrued interest payable	1,259	1,453
Other liabilities	3,577	(130)

NET CASH PROVIDED BY OPERATING ACTIVITIES	23,884	8,986

CASH FLOWS USED IN INVESTING ACTIVITIES
Securities available-for-sale:
Maturities, calls, sales and principal payments	23,512	6,486
Purchases	(24,462)	(1,854)
Cash acquired in merger, net of cash consideration paid	351	17,858
Purchased securities of Capital Trust Subsidiaries	(619)	(217)
Net increase in loans	(158,163)	(81,119)
Purchases of premises and equipment	(4,721)	(5,167)
Proceeds from sale of premises and equipment	708	356
Proceeds from sale of foreclosed real estate and other foreclosed assets	1,620	1,859

NET CASH USED IN INVESTING ACTIVITIES	(161,774)	(61,798)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES
Net increase in deposits	89,887	27,349
Proceeds from Federal Home Loan Bank advances	280,000	90,000
Repayments of Federal Home Loan Bank advances and other borrowing activity	(254,879)	(86,338)
Proceeds from issuances of common stock under equity incentive plans	554	2,383
Proceeds from issuance of junior subordinated debt	20,619	7,217
Payment of cash dividend	(1,717)	(680)

NET CASH PROVIDED BY FINANCING ACTIVITIES	134,464	39,931

NET CHANGE IN CASH AND CASH EQUIVALENTS	(3,426)	(12,881)
Cash and cash equivalents, beginning of year	$55,729	$51,944

Cash and cash equivalents, end of period	$52,303	$39,063

Supplemental Disclosures:
Cash paid during the period for:
Interest	$35,483	$17,415
Income taxes	$7,092	$4,211
Non-cash Investing and Financing Activities:
Foreclosed real estate acquired in settlement of loans	$955	$447
Fair value of assets acquired	$547,353	$229,972
Stock-based consideration issued for acquisition	$(124,423)	$(20,593)
Liabilities assumed in acquisition	$391,796	$190,418

The accompanying notes are an integral part of these statements.

AMERICANWEST BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. Basis of Presentation

The foregoing unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission. Accordingly, these financial statements do not include all of the disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes included in the annual report on Form 10-K for the year ended December 31, 2006. In the opinion of management, the unaudited interim consolidated financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim periods presented. The results of operations for the three and nine month periods ended September 30, 2007 and 2006 are not necessarily indicative of the operating results for the full year.

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

NOTE 2. Securities

All securities are classified as available-for-sale and are carried at fair value. Unrealized gains and losses, net of tax, are excluded from earnings and reported as a separate component of stockholders’ equity. Gains or losses on the sale of available-for-sale securities are determined using the specific identification method. Premiums and discounts are recognized in interest income using the effective interest method over the period to maturity. Carrying amounts and fair values at September 30, 2007 and December 31, 2006 were as follows:

	September 30, 2007		December 31, 2006
($ in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Obligations of Federal Government Agencies	$18,231	$18,228	$11,927	$11,857
Mortgage-backed securities	24,980	25,066	14,680	14,739
Obligations of states, municipalities and political subdivisions	21,922	21,848	9,016	9,062
Corporate securities	1,499	1,488	1,498	1,481
Other securities	4,114	4,044	2,297	2,379

Total	$70,746	$70,674	$39,418	$39,518

AMERICANWEST BANCORPORATION

NOTE 3. Loans and Allowance for Loan Losses

Loan detail by category as of September 30, 2007 and December 31, 2006 were as follows:

($ in thousands)	September 30, 2007	December 31, 2006
Commercial real estate	$821,844	$651,386
Commercial and industrial	471,771	283,889
Agricultural	152,149	141,646
Residential construction	123,343	47,235
Residential mortgage	110,940	74,222
Installment and other	45,502	22,508

Total Loans	$1,725,549	$1,220,886

Allowance for loan losses	(21,023)	(15,136)
Deferred loan fees, net of deferred costs	(3,631)	(1,231)

Net Loans	$1,700,895	$1,204,519

The allowance for loan loss and reserve for unfunded commitments are maintained at levels considered adequate by management to provide for possible loan losses as of the consolidated statement of condition reporting dates. The allowance and reserve for unfunded commitments are based on management’s assessment of various factors affecting the loan portfolio, including problem loans, business conditions and loss experience, and an overall evaluation of the quality of the underlying collateral. Changes in the allowance for loan losses and the reserve for unfunded commitments during the three and nine months ended September 30, 2007 and 2006 were as follows:

Allowance for Loan Losses

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2007	2006	2007	2006
Balance, beginning of period	$21,830	$13,863	$15,136	$13,895
Provision for loan losses	1,231	3,629	2,736	4,917
Allowance related to acquired loans	—	—	7,529	2,068
Loans charged-off	(2,148)	(3,006)	(4,768)	(6,650)
Recoveries	110	275	390	531

Balance, end of period	$21,023	$14,761	$21,023	$14,761

Reserve for Unfunded Commitments

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2007	2006	2007	2006
Balance, beginning of period	$1,383	$664	$881	$466
Provision for unfunded commitments	19	52	264	250
Reserve related to acquired unfunded commitments	—	—	257	—

Balance, end of period	$1,402	$716	$1,402	$716

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

The aggregate purchase price was approximately $155,559,000 and included cash of $30,004,000, common stock of $124,423,000 and direct merger costs of $1,132,000. The value of the 5,744,197 shares issued was determined based on the $21.66 average closing market price of the Company’s common stock for the two trading days before and after the measurement date of March 28, 2007 when the number of shares to be issued was determined. Total transaction expenses of $1,499,000 included $1,132,000 of direct expenses noted above and $367,000 of other miscellaneous merger expenses.

AMERICANWEST BANCORPORATION

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition.

($ in thousands)
Assets acquired:
Cash and cash equivalents	$31,485
Securities	30,217
Loans, net of allowance for loan losses	341,904
Goodwill	96,082
Core deposit intangible	12,915
Premises and equipment, net	13,241
Other assets	21,509

Total assets	$547,353

Liabilities assumed:
Deposits	383,386
Other liabilities	8,410

Total liabilities	$391,796

Net assets acquired	$155,557

The core deposit intangible of $12,915,000 is being amortized on an accelerated basis over 10 years. Goodwill of $96,082,000 is not amortized but will be reviewed for potential impairment on an annual basis, or if events or circumstances indicate a potential impairment. An insignificant amount of the goodwill recorded is expected to be deductible for tax purposes. Additional adjustments to the purchase price allocation may occur as certain items are based on preliminary estimates at the time of acquisition, including taxes, direct costs and compensation adjustments.

AMERICANWEST BANCORPORATION

The following table presents unaudited pro forma results of operations related to the acquisition consummated on April 1, 2007, for the nine months ended September 30, 2007 and 2006. The cost savings and revenue enhancements already realized by the Company as a result of the FWBC merger are included in the AWBC column for the nine months ended September 30, 2007. Additional cost savings and revenue enhancements anticipated are not reflected in the pro forma consolidated condensed statements of income. No assurance can be given with respect to the ultimate level of such cost savings or revenue enhancements. The AWBC column reflects the Company’s actual results reported for the periods shown. The FWBC column reflects the actual results for the periods shown, prior to the acquisition date. The pro forma column represents purchase adjustments which would have occurred during the periods shown if the acquisition would have occurred on January 1, 2006. The pro forma results do not necessarily indicate the results that would have been obtained had the acquisition actually occurred on January 1, 2006.

For the nine months ended September 30, 2007

($ in thousands, except per share amounts)	AWBC	FWBC	Pro Forma Adjustments		Pro Forma Combined
Net interest income	$61,225	$8,718	$(368	) (a)	$69,575
Provision for loan losses	3,000	2,005			$5,005
Noninterest income	11,542	2,413			$13,955
Noninterest expense	51,507	8,099	272	(b)	$59,878

Income before provision for income tax	18,260	1,027	(640)		18,647
Provision for income taxes	6,185	387	(224	) (c)	6,348

Net Income	$12,075	$640	$(416)		$12,299

Basic earnings per share	$0.79				$0.72
Diluted earnings per share	$0.78				$0.71
Basic weighted average shares outstanding	15,283,810				17,198,542
Diluted weighted average shares outstanding	15,387,443				17,302,175

(a)	Amount represents amortization of purchase adjustments and interest expense on junior subordinated debt issuance.

(b)	Amount represents amortization of intangibles.

(c)	Income tax effect of pro forma adjustments.

For the nine months ended September 30, 2006

($ in thousands, except per share amounts)	AWBC	FWBC	Pro Forma Adjustments		Pro Forma Combined
Net interest income	$44,447	$23,752	$(964	) (a)	$67,235
Provision for loan losses	5,167	1,493			$6,660
Noninterest income	6,710	5,883			$12,593
Noninterest expense	37,597	14,507	2,380	(b)	$54,484

Income before provision for income tax	8,393	13,635	(3,344)		18,684
Provision for income taxes	3,014	4,929	(1,170	) (c)	$6,773

Net Income	$5,379	$8,706	$(2,174)		$11,911

Basic earnings per share	$0.48				$0.71
Diluted earnings per share	$0.48				$0.70
Basic weighted average shares outstanding	11,114,884				16,859,081
Diluted weighted average shares outstanding	11,295,170				17,039,367

(a)	Amount represents amortization of purchase adjustments and interest expense on junior subordinated debt issuance.

(b)	Amount represents amortization of intangibles.

(c)	Income tax effect of pro forma adjustments.

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

The initial core deposit intangible of $5,794,000 is being amortized on a straight-line basis over 8 years. Non-compete agreements of $303,000 are being amortized on a straight-line basis over 1-2 years. Goodwill of $21,023,000 is not amortized but will be reviewed for potential impairment on an annual basis, or more frequently if events or circumstances indicate a potential impairment. An insignificant amount of the goodwill recorded was deductible for tax purposes.

NOTE 5. Junior Subordinated Debt

As of September 30, 2007, the Company had four wholly-owned trusts (Trusts) that were formed to issue trust preferred securities and related common securities of the Trusts. The Trusts are summarized as follows:

($ in thousands) Trust Name
	Issue Date	Outstanding Amount	Rate		Effective Rate	Next Call Date	Maturity Date
AmericanWest Statutory Trust I	September 2002	$10,310	Floating	(1)	8.60%	December 2007	September 2032
Columbia Trust Statutory Trust I	June 2003	$3,093	Floating	(2)	8.30%	June 2008	June 2033
AmericanWest Capital Trust II	March 2006	$7,217	6.76	%(3)	6.76%	March 2011	March 2036
AmericanWest Capital Trust III	March 2007	$20,619	6.53	%(4)	6.53%	March 2012	June 2037

(1)	Rate based on LIBOR plus 3.40%, adjusted quarterly.

(2)	Rate based on LIBOR plus 3.10%, adjusted quarterly.

(3)	Rate fixed for 5 years from issuance, then adjusted quarterly thereafter based on LIBOR plus 1.50%.

(4)	Rate fixed for 5 years from issuance, then adjusted quarterly thereafter based on LIBOR plus 1.63%.

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

As of September 30, 2007, all of the junior subordinated debt, less the common stock of the Trusts, qualified as Tier I capital, under the guidance issued by the Board of Governors of the Federal Reserve System (FRB). Effective April 11, 2005, the FRB adopted a rule that permits the inclusion of junior subordinated debt in Tier I capital, but with stricter quantitative limits. Under the FRB rule, after a five-year transition period ending March 31, 2009, the aggregate amount of junior subordinated debt and certain other restricted core capital elements is

AMERICANWEST BANCORPORATION

limited to 25% of Tier I capital elements, net of goodwill and other intangibles. The amount of junior subordinated debt and certain other elements in excess of the limit could be included in Tier II capital, subject to restrictions. All of the currently issued junior subordinated debt is expected to qualify as Tier I capital under the new limitations as of March 31, 2009. There can be no assurance that the FRB will not further limit the amount of junior subordinated debt permitted to be included in Tier I capital for regulatory capital purposes.

NOTE 6. Comprehensive Income

Total comprehensive income, which includes net income and unrealized gains and losses on the Company’s available-for-sale securities, net of tax, amounted to approximately $12.0 million and $5.5 million for the nine months ended September 30, 2007 and 2006, respectively.

NOTE 7. Cash Dividends

During the nine months ended September 30, 2007, the Company declared and paid cash dividends of $0.11 per share.

NOTE 8. Earnings Per Share

The following is a reconciliation of the numerators and denominators for basic and diluted per share computations for net income for the three and nine months ended September 30, 2007 and 2006:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands, except per share)	2007	2006	2007	2006
Numerator:
Net income	$5,349	$962	$12,075	$5,379
Denominator:
Weighted average number of common shares outstanding	17,197,656	11,373,559	15,283,810	11,114,884
Incremental shares assumed for stock-based compensation	70,351	156,987	103,633	180,286

Total	17,268,007	11,530,546	15,387,443	11,295,170

Basic Earnings per common share	$0.31	$0.08	$0.79	$0.48
Diluted Earnings per common share	$0.31	$0.08	$0.78	$0.48
Anti-dilutive options not included in diluted earnings per share	213,421	38,593	134,086	10,821

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

Stock Options

Compensation cost recorded related to stock options accounted for under Statement of Financial Accounting Standards (SFAS) No. 123(R), Share-Based Payment, is summarized in the table below including the impact on net income and diluted earnings per share for the three and nine months ended September 30, 2007 and 2006.

	Three months ended September 30,		Nine months ended September 30,
($ In thousands)	2007	2006	2007	2006
Stock option compensation cost	$101	$74	$419	$514
Impact on Net Income	$70	$61	$287	$373
Impact on diluted EPS	$—	$0.01	$0.02	$0.03

AMERICANWEST BANCORPORATION

The following table summarizes the stock option activity for the nine months ended September 30, 2007.

	Options	Weighted average exercise price
Outstanding at December 31, 2006	444,049	$16.51
Granted	62,000	22.79
Exercised	(52,737)	8.55
Forfeited	(22,210)	22.44

Outstanding at September 30, 2007	431,102	$18.08

Exercisable at September 30, 2007	305,102	$16.98

The following table summarizes the weighted average assumptions for options issued during the three and nine months ended September 30, 2007 and 2006.

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Expected volatility	29.2%	32.9%	30.3%	27.5%
Expected dividends	0.7%	0.5%	0.5%	0.4%
Expected term	5.0 years	7.5 years	6.1 years	5.5 years
Risk free interest rate	5.0%	5.0%	4.6%	4.9%

The expected volatility is based on historical volatility, the expected dividends are based on historical cash dividends, the expected term is based on the short-cut method and the risk free interest rate is based on US Treasury Constant Maturity yields for periods similar to the expected life of the option. The weighted average fair value of options issued during the three and nine months ended September 30, 2007 was $6.04 and $8.50, respectively. The weighed average fair value of options issued during the three and nine months ended September 30, 2006 was $10.15 and $8.77, respectively. Total unrecognized compensation cost at September 30, 2007 is $426,000 which will be recognized through 2012. The amortization of stock-based compensation reflects estimated forfeitures adjusted for actual forfeiture experience. Estimated forfeitures will be continually evaluated in subsequent periods and may change based on new facts and circumstances.

The weighted average remaining term for outstanding and exercisable stock options at September 30, 2007 was 6.4 years and 5.9 years, respectively. The aggregate intrinsic value at September 30, 2007 for stock options outstanding and exercisable was $1.0 million and $986,000, respectively. The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the market price of the Company’s common stock as of the reporting date. The intrinsic value of stock options exercised during the three and nine months ended September 30, 2007 was $72,000 and $688,000, respectively.

Restricted Common Stock Awards

The Company has granted performance based restricted common stock awards and non-performance based restricted stock awards (collectively, common stock awards) to certain executives and employees. The common stock awards vest between September 2008 and September 2012 and are expensed as compensation over the vesting period.

The purpose of these awards is to promote the long term interests of the Company and its shareholders by providing a financial incentive as a means for retaining certain key executives and employees. For the three months ended September 30, 2007 and 2006, the compensation expense related to these awards was approximately $109,000 and $79,000, respectively. For the nine months ended September 30, 2007 and 2006, the compensation expense related to these awards was approximately $474,000 and $181,000, respectively. The compensation expense for the nine months ended September 30, 2007, includes $141,000 related to the

AMERICANWEST BANCORPORATION

immediate vesting of 7,500 restricted common stock awards for an executive terminated without cause. The following table summarizes restricted common stock activity for the nine months ended September 30, 2007.

	Restricted Common Stock	Weighted average grant date fair value
Unvested as of December 31, 2006	79,333	$21.59
Granted	42,705	21.83
Forfeited	(21,500)	22.29
Vested	(12,117)	21.29

Unvested as of September 30, 2007	88,421	$21.58

NOTE 10. Subsequent Events

On October 22, 2007, the Company declared a cash dividend of $0.04 per common share. The dividend is payable on November 27, 2007 to shareholders of record on November 13, 2007.

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

On July 13, 2006, FASB Interpretation Number (FIN) 48, Accounting for Uncertainty in Income Taxes-An Interpretation of FASB Statement No. 109, was issued. FIN 48 clarifies the accounting and reporting for income taxes where interpretation of the tax law may be uncertain. FIN 48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of income tax uncertainties with respect to positions taken or expected to be taken in income tax returns. The Company adopted FIN 48 on January 1, 2007. The implementation of FIN 48 did not have a material impact on the Company.

AMERICANWEST BANCORPORATION

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain matters discussed or incorporated by reference in this Quarterly Report on Form 10-Q including, but not limited to, matters described in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” have forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (PSLRA). Such forward-looking statements may include statements or forecasts about the Company’s financial condition and results of operations, expectations for future financial performance and assumptions for those forecasts and expectations. Actual results might differ significantly from the Company’s forecasts and expectations due to several factors. Some of these factors include, but are not limited to, impact of the current national and regional economy (including real estate values) on loan demand and borrower financial capacity in the Company’s market, changes in loan portfolio composition, the Company’s ability to increase market share, the Company’s ability to attract quality customers, the Company’s ability to expand its markets through new financial centers and acquisitions, interest rate movements and the impact on net interest margins such movement may cause, changes in the demographic make-up of the Company’s market, the Company’s products and services, the Company’s ability to attract and retain qualified employees, regulatory changes, competition with other banks and financial institutions. Other factors are included in the Annual Report on Form 10-K for the year ended December 31, 2006, filed with the US Securities and Exchange Commission (SEC) and is available on the SEC’s website at www.sec.gov. Words such as “targets,” “expects,” “anticipates,” “believes,” other similar expressions or future or conditional verbs such as “will,” “may,” “should,” “would,” and “could” are intended to identify such forward-looking statements. Readers should not place undue reliance on the forward-looking statements, which reflect management’s view only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect subsequent events or circumstances. This statement is included for the express purpose of protecting the Company under PSLRA’s safe harbor provisions.

The following discussion contains a review of the results of operations and financial condition for the three and nine months ended September 30, 2007 and 2006. This information should be read in conjunction with the financial statements and related notes appearing in this report. The reader is assumed to have access to the Company’s Form 10-K for the year ended December 31, 2006, which contains additional information.

AmericanWest Bancorporation

AmericanWest Bancorporation (Company) is a Washington corporation registered as a bank holding company under the Bank Holding Company Act of 1956. The Company is headquartered in Spokane, Washington. The Company’s wholly-owned subsidiary is AmericanWest Bank (Bank), a Washington state chartered bank that operates in Washington, Northern Idaho and Utah. Additionally, the Bank has two loan production offices in the Salt Lake City, Utah, area and one loan production office in Washington. All Utah locations are operating as Far West Bank, a division of AmericanWest Bank. Unless otherwise indicated, reference to the Company shall include its wholly-owned subsidiary. The Company’s unconsolidated information will be referred to as the Parent Company’s. The Bank provides a full range of banking services to small and medium-sized businesses, agricultural businesses, professionals and consumers through 62 financial centers and three loan production offices located in Washington, Northern Idaho and Utah.

AmericanWest Statutory Trust I, Columbia Trust Statutory Trust I, AmericanWest Capital Trust II and AmericanWest Capital Trust III (collectively Trusts) are wholly-owned subsidiaries of the Company that were formed for the exclusive purpose of issuing capital securities and using the proceeds from the issuance to acquire junior subordinated debt issued by the Company. Due to the prior adoption of Financial Interpretation Number 46R, Consolidation of Variable Interest Entities, the investments in these Trusts are not consolidated on the Consolidated Financial Statements.

On April 1, 2007, AmericanWest Bancorporation merged with Far West Bancorporation (FWBC) and FWBC’s principal operating subsidiary, Far West Bank (FWB), was merged with and into AmericanWest Bank. The financial information included in this Form 10-Q reflects the merger with Far West Bancorporation effective April 1, 2007.

AMERICANWEST BANCORPORATION

Results of Operations

Overview

The Company reported net income of $5.3 million or $0.31 per diluted share for the three months ended September 30, 2007 compared to $1.0 million or $0.08 per diluted share the same period in 2006. The return on average assets for the three months ended September 30, 2007 was 1.03%, as compared to 0.28% for the same period of the prior year. The return on average equity for the three months ended September 30, 2007 was 7.40%, as compared to 2.55% for the same period of the prior year. The third quarter 2006 financial results were adversely impacted by a special provision for credit losses of $2.4 million, or $0.13 per share on an after-tax basis, which was recognized in connection with the charge-off of a single loan. Excluding the impact of this item, the increase in diluted earnings per share for the third quarter 2007 over the same period in 2006 was $0.10, or 48%. This increase is principally attributable to the positive impact of the merger with Far West Bancorporation (completed on April 1, 2007), balance sheet growth and expense control initiatives implemented during the first quarter of 2007.

The Company reported net income of $12.1 million or $0.78 per fully diluted share for the nine months ended September 30, 2007 compared to $5.4 million or $0.48 per fully diluted share for the same period in 2006. The return on average assets for the nine months ended September 30, 2007 was 0.89%, as compared to 0.56% for the same period of the prior year. The return on average equity for the nine months ended September 30, 2007 was 6.68%, as compared to 5.12% for the same period of the prior year.

The tables below summarize the Company’s financial performance for the three and nine months ending September 30, 2007 and 2006:

	Three Months Ended September 30,			Nine Months Ended September 30,
($ in thousands except per share data)	2007	2006	% Change	2007	2006	% Change
Interest Income	$37,351	$24,985	49.5%	$97,967	$68,372	43.3%
Interest Expense	13,861	9,274	49.5%	36,742	23,925	53.6%

Net Interest Income	23,490	15,711	49.5%	61,225	44,447	37.7%
Provision for Loan Loss	1,250	3,681	-66.0%	3,000	5,167	-41.9%

Net interest income after provision for loan losses	22,240	12,030	84.9%	58,225	39,280	48.2%

Non-interest Income	4,450	2,764	61.0%	11,542	6,710	72.0%
Non-interest Expense	18,776	13,245	41.8%	51,507	37,597	37.0%

Income before provision for income taxes	7,914	1,549	410.9%	18,260	8,393	117.6%
Provision for income taxes	2,565	587	337.0%	6,185	3,014	105.2%

Net Income	$5,349	$962	456.0%	$12,075	$5,379	124.5%

Basic earnings per common share	$0.31	$0.08	287.5%	$0.79	$0.48	64.6%
Diluted earnings per common share	$0.31	$0.08	287.5%	$0.78	$0.48	62.5%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Selected Financial Ratios, annualized:
Return on average assets	1.03%	0.28%	0.89%	0.56%
Return on average equity	7.40%	2.55%	6.68%	5.12%
Return on tangible average equity	15.26%	3.51%	12.42%	6.60%
Efficiency ratio	63.40%	70.10%	67.46%	72.15%
Non-interest income to average assets	0.86%	0.80%	0.85%	0.70%
Non-interest expenses to average assets	3.63%	3.85%	3.79%	3.92%
Net interest margin (1)	5.22%	5.03%	5.13%	5.07%
Ending shareholders’ equity to assets	13.83%	10.96%	13.83%	10.96%
Ending tangible shareholders’ equity to tangible assets	7.28%	8.22%	7.28%	8.22%

(1)	Presented on a tax equivalent basis for tax exempt securities. Average loans include loans held for sale and non-accrual loans.

AMERICANWEST BANCORPORATION

Net Interest Income

Three Months Ended September 30, 2007 and 2006

Net interest income for the third quarter of 2007 was $23.5 million, an increase of $7.8 million from the third quarter of 2006. Interest income for the third quarter of 2007 was $37.4 million, an increase of $12.4 million over the same period of the prior year. The increase in interest income is related mainly to the average earning assets increase of $551.2 million and an increased average yield on earning assets of 29 basis points. The increase in the average earning assets is principally due to acquired loans from FWB of $350.6 million and organic loan growth of $154.0 million or 17% on an annualized basis. Interest expense for the third quarter of 2007 was $13.9 million, an increase of $4.6 million over the similar period of the prior year. The increase in interest expense is related to an increase in the average cost of interest bearing liabilities of 18 basis points and the average interest bearing liabilities increase of $416.8 million from the similar period of 2006. The increase in the average interest bearing liabilities is principally due to the acquired interest bearing deposits from FWB of $241.9 million, organic interest bearing deposit growth of $105.3 million or 16% on an annualized basis.

The tax equivalent net interest margin for the third quarter of 2007 was 5.22%, an increase of 19 basis points from the same period in 2006. The average yield on loans for the third quarter of 2007 was 8.45%, an increase of 29 basis points from the same period in 2006. The increase in the average yield on loans is principally due to the FWB portfolio acquired, partially offset by an adjustment in the accounting for deferred loan fees and origination costs on loans with original terms less than twelve months implemented during the first quarter of 2007 and a decrease in index rates for certain variable rate loans tied to Prime on September 19, 2007.

The Company’s net interest margin for the third quarter of 2007 was also adversely impacted by the cost of interest bearing deposits, which increased by 21 basis points over the same period in 2006. This increase was driven principally by higher rates paid on money market and time deposit accounts due to heightened market competition. This was partially offset by a shift in the Company’s deposit mix. Compared to the similar quarter of the prior year, average non-interest bearing deposits increased as a percentage of total deposits from 21% to 23%.

AMERICANWEST BANCORPORATION

The following table sets forth the Company’s net interest margin for the three months ended September 30, 2007 and 2006.

	Three months ended September 30,
	2007			2006
($ in thousands)	Average Balance	Interest	%	Average Balance	Interest	%
Assets
Loans (1)	$1,707,745	$36,378	8.45%	$1,189,151	$24,447	8.16%
Taxable securities	46,506	609	5.20%	33,361	386	4.59%
Non-taxable securities (2)	21,196	311	5.82%	10,769	165	6.08%
FHLB Stock	7,801	12	0.61%	6,319	—	0.00%
Overnight deposits with other banks and other	10,635	147	5.48%	3,106	44	5.62%

Total interest earning assets	1,793,883	37,457	8.28%	1,242,706	25,042	7.99%

Non-interest earning assets	260,876			120,668

Total assets	$2,054,759			$1,363,374

Liabilities
Interest bearing demand deposits	$143,054	$313	0.87%	$91,827	$168	0.73%
Savings and MMDA deposits	531,447	4,166	3.11%	352,140	2,700	3.04%
Time deposits	529,283	6,575	4.93%	397,454	4,413	4.41%

Total interest bearing deposits	1,203,784	11,054	3.64%	841,421	7,281	3.43%

Overnight borrowings	23,455	328	5.55%	42,273	582	5.46%
Junior subordinated debt	41,239	774	7.45%	20,620	438	8.43%
Other borrowings	124,004	1,705	5.45%	71,343	973	5.41%

Total interest bearing liabilities	1,392,482	13,861	3.95%	975,657	9,274	3.77%

Non-interest bearing demand deposits	353,587			227,782
Other non-interest bearing liabilities	21,919			10,222

Total liabilities	1,767,988			1,213,661
Stockholders’ Equity	286,771			149,713

Total liabilities and stockholders’ equity	$2,054,759			$1,363,374

Net interest income and spread		$23,596	4.33%		$15,768	4.22%

Net interest margin to average earning assets			5.22%			5.03%

(1)	Includes loans held for sale and non-accrual loans.

(2)	Tax-exempt securities income has been presented using a tax equivalent basis and an assumed tax rate of 34%.

AMERICANWEST BANCORPORATION

The following table sets forth a summary of changes in the components of net interest income during the third quarter of 2007 as compared to the third quarter of 2006 due to the changes in average interest earning assets and interest bearing liabilities and the resultant changes in interest income and interest expense:

	Three months ended September 30, 2007 compared to 2006
($ in thousands)	Increase (decrease) in net interest income due to changes in:
	Volume	Rate	Total
Interest earning assets
Loans (1)	$10,666	$1,265	$11,931
Securities (2)	294	75	369
Overnight deposits with other banks, and other and FHLB stock	42	73	115

Total interest earning assets	$11,002	$1,413	$12,415

Interest bearing liabilities
Interest bearing demand deposits	$94	$51	$145
Savings deposits	1,374	92	1,466
Time deposits	1,465	697	2,162

Total interest bearing deposits	2,933	840	3,773
Overnight borrowings	(259)	5	(254)
Junior subordinated debt	438	(102)	336
Other borrowings	718	14	732

Total interest bearing liabilities	3,830	757	4,587

Total increase (decrease) in net interest income	$7,172	$656	$7,828

(1)	Includes loans held for sale and non-accrual loans.

(2)	Tax-exempt securities income has been presented using a tax equivalent basis and an assumed tax rate of 34%.

Nine Months Ended September 30, 2007 and 2006

Net interest income for the nine months ended September 30, 2007 was $61.2 million, an increase of $16.8 million from the same period of the prior year. Interest income for the nine months ended September 30, 2007 was $98.0 million, an increase of $29.6 million over the same period of the prior year. Interest expense for the nine months ended September 30, 2007 was $36.7 million, an increase of $12.8 million over the similar period of the prior year.

The tax equivalent net interest margin for the nine months ended September 30, 2007 was 5.13%, an increase of 6 basis points from the same period in 2006. The average yield on loans for the nine months ended September 30, 2007 was 8.35%, an increase of 42 basis points from the same period in 2006. The increase in the average yield on loans was principally attributable to the acquisition of FWB’s loan portfolio of $350.6 million, which generally had higher yielding loans. Partially offsetting the increased yield from the FWB portfolio was the impact of an adjustment to the Company’s deferral of loan fees effective January 1, 2007. Prior to January 1, 2007, the Company did not defer loan fees or direct loan origination costs on loans with contractual maturities of one year or less as the amount was deemed immaterial. Based on the increased originations of large short-term loans with increasing fee amounts, effective January 1, 2007, the Company began deferring all loan fees and loan origination costs.

The Company’s net interest margin for the nine months ended September 30, 2007 was also adversely impacted by the cost of interest bearing deposits, which increased 48 basis points over the same period in 2006, and the cost of borrowings, which increased 42 basis points, over the similar period of the prior year. The cost of interest bearing deposits increased mainly due to heightened market competition.

AMERICANWEST BANCORPORATION

The following table sets forth the Company’s net interest margin for the nine months ended September 30, 2007 and 2006.

	Nine months ended September 30,
	2007			2006
($ in thousands)	Average Balance	Interest	%	Average Balance	Interest	%
Assets
Loans (1)	$1,528,993	$95,532	8.35%	$1,126,255	$66,839	7.93%
Taxable securities	41,609	1,603	5.15%	30,977	1,115	4.81%
Non-taxable securities (2)	17,144	782	6.10%	9,865	447	6.06%
FHLB Stock	7,220	30	0.56%	6,055	—	0.00%
Overnight deposits with other banks and other	6,760	285	5.64%	3,005	123	5.47%

Total interest earning assets	1,601,726	98,232	8.20%	1,176,157	68,524	7.79%

Non-interest earning assets	215,714			107,694

Total assets	$1,817,440			$1,283,851

Liabilities
Interest bearing demand deposits	$126,273	$759	0.80%	$88,291	$482	0.73%
Savings and MMDA deposits	480,336	11,233	3.13%	342,342	7,175	2.80%
Time deposits	487,059	17,816	4.89%	368,025	11,211	4.07%

Total interest bearing deposits	1,093,668	29,808	3.64%	798,658	18,868	3.16%

Overnight borrowings	34,743	1,458	5.61%	43,544	1,668	5.12%
Junior subordinated debt	35,197	2,002	7.60%	17,584	1,111	8.45%
Other borrowings	85,325	3,474	5.44%	60,745	2,278	5.01%

Total interest bearing liabilities	1,248,933	36,742	3.93%	920,531	23,925	3.47%

Non-interest bearing demand deposits	308,341			213,184
Other non-interest bearing liabilities	18,522			9,548

Total liabilities	1,575,796			1,143,263
Stockholders’ Equity	241,644			140,588

Total liabilities and stockholders’ equity	$1,817,440			$1,283,851

Net interest income and spread		$61,490	4.27%		$44,599	4.32%

Net interest margin to average earning assets			5.13%			5.07%

(1)	Includes loans held for sale and non-accrual loans.

(2)	Tax-exempt securities income has been presented using a tax equivalent basis and an assumed tax rate of 34%.

AMERICANWEST BANCORPORATION

The following table sets forth a summary of changes in the components of net interest income during the nine months ended September 30, 2007 as compared to the similar period of 2006 due to the changes in average interest earning assets and interest bearing liabilities and the resultant changes in interest income and interest expense:

	Nine months ended September 30, 2007 compared to 2006
($ in thousands)	Increase (decrease) in net interest income due to changes in:
	Volume	Rate	Total
Interest earning assets
Loans (1)	$23,887	$4,806	$28,693
Securities (2)	685	138	823
Overnight deposits with other banks, and other and FHLB stock	67	125	192

Total interest earning assets	$24,639	$5,069	$29,708

Interest bearing liabilities
Interest bearing demand deposits	$208	$69	$277
Savings deposits	2,890	1,168	4,058
Time deposits	3,624	2,981	6,605

Total interest bearing deposits	6,722	4,218	10,940
Overnight borrowings	(337)	127	(210)
Junior subordinated debt	1,113	(222)	891
Other borrowings	921	275	1,196

Total interest bearing liabilities	8,419	4,398	12,817

Total increase in net interest income	$16,220	$671	$16,891

(1)	Includes loans held for sale and non-accrual loans.

(2)	Tax-exempt securities income has been presented using a tax equivalent basis and an assumed tax rate of 34%.

The following table summarizes the repricing in the loan portfolio as of September 30, 2007 and December 31, 2006. The adjustable and variable rate loans are tied to Prime or another market index. Adjustable rate loans do not reprice immediately with market changes while variable rate loans adjust within three months or immediately with market changes.

	September 30, 2007	December 31, 2006
Adjustable Rates	26%	36%
Variable Rates	47%	35%
Fixed Rates	27%	29%

The change in the mix of the loan portfolio repricing is principally due to the portfolio acquired from FWB.

Provision for Credit Losses

During the three and nine months ended September 30, 2007, the Company recognized a provision for credit losses of $1.3 million and $3.0 million, respectively. This represents 0.29% and 0.26% of average gross loans on an annualized basis for the three and nine months ended September 30, 2007, respectively. The provision for credit losses for the third quarter of 2006 was $3.7 million, or 1.23% of average loans on an annualized basis. For the nine months ended September 30, 2006 the provision was $5.2 million, or 0.61% of average gross loans on an annualized basis. The annualized net charge-offs were 0.47% and 0.91% of average gross loans for the three months ended September 30, 2007 and 2006, respectively. For the nine months ended September 30, 2007 and

AMERICANWEST BANCORPORATION

2006, annualized net charge-offs were 0.38% and 0.73%, respectively. Included in net charge-offs for the third quarter was a partial charge-off of $1.6 million related to a single relationship involving a wood products manufacturing loan relationship. This same relationship had a partial charge-off in the second quarter of $1.5 million. The net charge-offs for the nine months ended September 30, 2006 included $4.8 million related to one relationship. Of this amount, $2.4 million was recognized in the three months ended September 30, 2006.

The provision is determined based on a model which considers, among other things, specific loan risk characteristics in the portfolio and internal loan risk rating classifications. Management regularly evaluates the level of the allowance for credit losses for adequacy by considering changes in the nature of the loan portfolio, portfolio composition, overall portfolio quality, industry concentrations, delinquency trends, current economic factors and the estimated impact of current economic conditions that may affect a borrower’s ability to pay. Management continually monitors the economic conditions of the markets in which it currently operates, which include mainly Eastern and Central Washington, Northern Idaho and Utah. This information is used in the analysis of its provision for credit losses. Management also considers general economic conditions in the analysis. The provision for credit losses is a significant estimate and the use of different assumptions could produce different results.

Non-interest Income

Non-interest income for the three months ended September 30, 2007 was $4.5 million as compared to $2.8 million for the same period of 2006, an increase of $1.7 million or 61%. This increase consists of the following components:

•

Fees and service charges on deposits increased $1.1 million, or 76%. Of this change, approximately $972,000 or 87% was related to an increase in fees and service charges related to FWB deposits. There was an additional increase of $162,000 related to fees on analyzed accounts which was a new product introduced in mid-2006.

•	Fees on mortgage loan sales increased $488,000 or 108% due to increases in staffing in the residential mortgage teams and FWB operations.

•	Other non-interest income increased $77,000, or 9%. The change is related to overall increased activity and the following items:

•	Bankcard revenues increased $118,000 related to a portfolio acquired through FWB.

•	Bank owned life insurance increased $98,000 due mainly to FWB acquired policies.

•	Foreclosed real estate gains increased $77,000 primarily related to a gain on a property with no carrying value.

•	These items were offset by a decline in asset sale income of $358,000 related mainly to a gain of $462,000 on the sale of a government guaranteed loan in the three months ended September 30, 2006.

Non-interest income for the nine months ended September 30, 2007 was $11.5 million, an increase of $4.8 million or 72% over the same period of 2006. The following items contributed to this change:

•

Fees and service charges on deposits increased $2.5 million, or 61%. The fees and service charges in the Utah market contributed $1.9 million to this increase which is due to the acquisition of FWB. Additionally, service charges on analyzed accounts increased by $361,000.

•	Fees on mortgage loan sales increased $1.1 million, or 101%, related mainly to increases in staffing in the residential mortgage teams and FWB operations.

•	Other non-interest income increased $1.2 million, or 79%. The following items contributed to this change:

•	Bank-owned life insurance revenue increased $378,000 related partially to acquired policies from FWB.

•	Bankcard fee income increased $314,000 related principally to an acquired credit card portfolio from FWB.

•	Merchant fee income increased $215,000 related to operations at FWB and enhanced product offerings launched in 2006.

•

Foreclosed asset sale income increased $200,000, related mainly to the sale of a foreclosed property in the first quarter of 2007 which resulted in a gain of $166,000 and gains recorded in the third quarter as discussed above.

AMERICANWEST BANCORPORATION

•	Loan servicing fees increased $124,000 related to the acquired mortgage servicing portfolio from FWB. This portfolio was sold prior to June 30, 2007 without a gain or loss recorded.

•

Asset sale income decreased $132,000. During 2006, there was a gain recorded on the sale of a government guaranteed loan that resulted in income of $462,000 and a gain on a sale of mortgage servicing rights of $237,000. That was offset by a write-down of $473,000 for the reclassification of certain buildings to held for sale and impairment taken on another building. During 2007, the sale of an occupied financial center which is being relocated resulted in a gain of $319,000 which was partially offset by the write-down of a vacant building of $219,000.

Non-interest Expense

Non-interest expense for the three months ended September 30, 2007 was approximately $18.8 million, an increase of $5.5 million, or 42%, over the similar period of 2006. The increase from the prior year is related mainly to higher salaries and employee benefits expense of $3.3 million. This increase was caused primarily by the increase in the number of full-time equivalent positions to 692 at September 30, 2007 as compared to 491 at September 30, 2006. This is principally attributable to the FWB acquisition and the opening of three financial centers and two loan production offices since the same period of the prior year and the related increases in salaries, incentives, taxes and insurance. Offsetting these costs is an increase in the deferred direct loan origination costs of $661,000.

Non-interest expense for the nine months ended September 30, 2007 was approximately $51.5 million, an increase of $13.9 million or 37% over the similar period of 2006 related mainly to higher salaries and employee benefits of $8.8 million. This increase was principally related to the higher number of full-time equivalent employees attributable to the Far West Bancorporation acquisition on April 1, 2007, the Columbia Trust Bancorp acquisition on March 16, 2006 and the opening of three new financial centers and two loan production offices. During the first quarter of 2007, there were severance benefits of $364,000 paid to employees terminated in connection with the Company’s expense reduction initiative.

Total occupancy and equipment expense increased by $1.1 million and $3.0 million over the three and nine months ended September 30, 2006, respectively. The increase is principally attributed to costs associated with 18 acquired facilities from Far West Bancorporation and new, remodeled or relocated existing financial centers. Additionally, vendor service contracts have increased with the increased number of employees and account growth. Amortization of intangible assets increased $769,000 over the similar quarter of the prior year related to the amortization of the core deposit intangible asset recorded related to the FWB acquisition. The core deposit intangible is being amortized on an accelerated basis and approximately $2.4 million is expected to be expensed during 2007. Offsetting this expense is the accounting accretion and amortization of FWB loans and deposits acquired which resulted in an increase of approximately $150,000 in net interest income for the nine months ended September 30, 2007.

Provision for Income Tax

The effective tax rates for the nine months ended September 30, 2007 and 2006 were 33.9% and 35.9%, respectively. The decrease in the effective tax rate is a result of recaptured tax credits during 2006 which are continuing in 2007 with less of an impact and adjustments related to the Company’s 2006 federal tax return which was filed during the third quarter of 2007. These adjustments were mainly the result of unanticipated tax credits received on an investment. These declines in the tax rate are slightly offset by higher state taxes in Utah for 2007.

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

AMERICANWEST BANCORPORATION

The following table summarizes the non-performing assets at September 30, 2007, December 31, 2006 and September 30, 2006.

($ in thousands)	September 30, 2007	December 31, 2006	September 30, 2006

Accruing loans over 90 days past due	$0	$0	$549
Non-accrual loans	19,846	11,500	9,255

Total non-performing loans	$19,846	$11,500	$9,804
Foreclosed real estate and other foreclosed assets	298	644	573

Total non-performing assets	$20,144	$12,144	$10,377

Non-performing loans to total gross loans (1)	1.15%	0.94%	0.83%
Non-performing assets to total assets (1)	0.97%	0.86%	0.76%
Allowance for loan loss to total gross loans	1.22%	1.24%	1.25%
Allowance for credit losses to total gross loans	1.30%	1.31%	1.31%
Allowance for credit losses to non-performing loans (1)	113.00%	139.28%	157.86%

(1)	Amounts and ratios shown net of government guarantees on non-performing loans of $1.1 million, $4.0 million and $1.8 million, respectively.

Total non-performing assets were $20.1 million or 0.97% of total assets at September 30, 2007 as compared to $12.1 million or 0.86% of total assets at December 31, 2006. The increase in non-performing assets from year-end was principally due to the placement on non-accrual status of loans totaling $10.5 million related to a single-relationship wood product manufacturing company and the FWB acquisition which contributed $4.6 million to the non-performing loans total. These increases were partially offset by the pay-off of a large non-performing loan relationship totaling $6.2 million and a pay-down of $1.3 million and partial charge-off of $1.6 million related to the wood products manufacturing company loans during the third quarter.

At September 30, 2007 and December 31, 2006, the Company had approximately $27.2 million or 1.6% of total loans and $19.3 million or 1.6% of total loans, respectively, of loans that were not classified as non-performing but for which known information about the borrower’s financial condition caused management to have concern about the ability of the borrowers to comply with the repayment terms of the loans if the weaknesses were uncorrected.

Investment Portfolio

The Company’s investment portfolio increased from $39.5 million at December 31, 2006 to $70.7 million at September 30, 2007. The increase in the investment portfolio is mainly related to acquired investments from the FWB merger of $30.2 million. All securities are classified as available-for–sale and recorded at fair value. Management believes that this classification provides greater flexibility to respond to interest rate changes and liquidity needs.

Loan Portfolio

Total gross loans increased $504.7 million during the nine months ended September 30, 2007, including the acquired FWB portfolio of $350.6 million. Organic loan growth, which excludes acquired loans, was $154.0 million, or 17% on an annualized basis for the nine months ended September 30, 2007. Approximately $43.3 million of the third quarter organic loan growth was generated by the Bank’s loan production offices in South Jordan and Salt Lake City, Utah. The percentage of commercial real estate loans declined slightly to 48% of the total portfolio at September 30, 2007 compared to 53% at December 31, 2006. The commercial real estate loans include commercial construction loans. At September 30, 2007, the Bank’s largest 20 credit relationships consisted of loans and loan commitments ranging from $7.6 million to $25.0 million, with an aggregate total credit exposure of $296.2 million and outstanding balances of $205.1 million.

A substantial majority of the Bank’s loans are extended to real estate developers and building contractors, small and medium-sized businesses, agricultural businesses, professionals and consumers in the Bank’s principal market area and are secured by residential and commercial real estate, crops, business inventory and

AMERICANWEST BANCORPORATION

receivables. Real estate values in the Bank’s principal markets remained relatively stable. Prices for agricultural commodities are relatively stable. Significant, long-term deterioration in any of these underlying factors could affect the collectability of a material portion of the Bank’s loans outstanding. Each of these factors is also considered in the analysis of assessing the adequacy of the allowance for credit losses.

The major classifications of loans at September 30, 2007 and December 31, 2006 can be found in Note 3 to the Consolidated Financial Statements.

Allowance for Loan Losses and Reserve for Unfunded Commitments

At September 30, 2007, the Bank’s allowance for loan losses was $21.0 million or 1.22% of total gross loans. This compares to $15.1 million or 1.24% at December 31, 2006. At September 30, 2007 the Bank’s reserve for unfunded commitments was $1.4 million as compared to $881,000 at December 31, 2006. The allowance for loan losses and the reserve for unfunded commitments are increased by charges to income through the provision for credit losses and the allowance related to acquired loans, and decreased by charge-offs, net of recoveries. Loans are charged to the allowance when management believes the collection of principal is unlikely.

In assessing the adequacy of the allowance for loan losses and reserve for unfunded commitments, management objectively analyzes recent historical loan loss experience and projects future allowance requirements. The analysis of credits provides an inherent loss rate by risk ratings. Each category of risk rating is assigned a projected loss value based upon general historic valuations and current management expectations for future losses. Additionally, management utilizes an analysis of impaired loans to determine required specific reserves. Management also compares allowance requirements with current non-performing loan conditions and historical loss statistics. Finally, management utilizes judgment based on individual loan evaluations, delay in receipt of customer financial information, related credit facilities, volatility of economic and customer specific conditions or concentrations, and delinquency rates in assessing the allowance for loan losses.

Management believes that the allowance for loan losses and reserve for unfunded commitments are adequate at September 30, 2007. Management uses currently available information to recognize losses on loans and foreclosed real estate and other foreclosed assets; however, future additions to the allowances may be necessary based on changes in economic conditions and borrower or loan characteristics.

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

Total deposits grew $473.3 million for the first nine months of 2007, ending the period at $1.6 billion, including acquired deposits of FWB of $383.4 million. Non-interest bearing deposits were 23% of total deposits as of September 30, 2007 as compared to 21% at December 31, 2006. This is a result of 37% of the acquired FWB deposits being in the non-interest bearing category offset by the organic decrease in non-interest bearing deposits.

Federal Home Loan Bank of Seattle (FHLB) advances and other borrowings increased approximately $25.1 million during the nine months ended September 30, 2007. The increase in FHLB advances and other borrowings is mainly a result of the organic loan growth (excluding acquired loans) exceeding deposit growth. The Company issued $20.6 million of junior subordinated debt on March 22, 2007 to provide a portion of the cash consideration for the merger with Far West Bancorporation. The junior subordinated debt will bear a fixed rate of interest at 6.53% for the first five years and thereafter will bear interest at a rate equal to the three month LIBOR plus 1.63%.

Other liabilities have increased $10.2 million as compared to the balance of $9.6 million at December 31, 2006. The increase is related mainly to purchases of investments which had not yet settled of $4.2 million, acquired salary continuation agreements from FWB of $3.0 million and increased accrued incentives by $1.8 million.

Liquidity and Capital Resources

Management believes that the Company’s cash flow will be sufficient to support its existing operations for the foreseeable future. Cash flows from operations generally contribute significantly to liquidity, as do proceeds from

AMERICANWEST BANCORPORATION

issuances of junior subordinated debt and increasing customer deposits. In the nine months ended September 30, 2007, the Company had $23.9 million in cash provided by operating activities principally due to the net income for the first nine months and balance sheet changes of assets and liabilities, excluding the FWB acquired balances. This compared to $9.0 million provided by operating activities in the nine months ended September 30, 2006. Additionally, the Company generated $134.5 million and $39.9 million in net cash from financing activities for the nine months ended September 30, 2007 and 2006, respectively.

The Bank’s primary source of funds is deposits. In addition, the Bank has the ability to borrow from various sources, including the FHLB and correspondent banks that provide Fed Funds lines. At September 30, 2007, the Bank had $208.2 million of available credit from these sources as compared to $244.2 million at December 31, 2006.

The Parent Company received a dividend of $10.0 million from the Bank during the first quarter of 2007, to provide a portion of the funding for the acquisition of FWBC, which was completed on April 1, 2007. Additionally, the Parent Company issued junior subordinated debt, net of purchased securities of the Trust of $619,000 (refer to Note 5 under Item 1 of this Report). The Parent Company declared $0.11 per share of dividends on its common stock during the nine months ended September 30, 2007. On October 22, 2007, the Parent Company declared a dividend of $0.04 per common share. There were no repurchases of common stock during the nine months ended September 30, 2007 or 2006, other than 1,532 shares tendered on payment for the exercise of stock options during the first quarter of 2007.

The Parent Company’s ability to service its debt, is generally dependent upon the availability of dividends from the Bank. The payment of dividends by the Bank is subject to limitations imposed by law and governmental regulations. In determining whether the Bank or the Company will declare a dividend, the respective boards of directors consider factors including financial condition, anticipated growth, acquisition opportunities and applicable laws, regulations and regulatory capital requirements. Another potential source of cash during the nine months ended September 30, 2007 was a line of credit of $5.0 million that the Parent Company has with an unaffiliated financial institution. The line was not used during the first nine months of 2007. Subsequent to September 30, 2007, this borrowing facility was increased to $20.0 million.

The Company’s total stockholders’ equity increased to $288.2 million at September 30, 2007 as compared to $152.0 million at December 31, 2006. This increase is mainly related to stock issued in the acquisition of FWBC of $124.4 million and retained net income of $10.4 million. The Company’s total stockholders’ equity to total assets ratio increased to 13.83% as of September 30, 2007 from 10.73% as of December 31, 2006. As of September 30, 2007, the Company’s tangible shareholders’ equity to ending tangible assets ratio decreased to 7.28% as compared to 8.10% from December 31, 2006. At September 30, 2007 and December 31, 2006, the Company held cash and cash equivalent assets of $52.3 million and $55.7 million, respectively.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier I capital to risk-weighted assets and of Tier I capital to average assets, as those terms are defined in the regulations. Management believes, as of September 30, 2007, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

As of September 30, 2007, the most recent notification from the Federal Deposit Insurance Company categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following tables. There are no conditions or events since the notification that management believes have changed the Bank’s category.

AMERICANWEST BANCORPORATION

The Company’s and the Bank’s actual capital amounts and ratios as of September 30, 2007 are presented in the table below:

Capital Ratio	Regulatory Standard for “Well Capitalized” Rating	Company	Bank
Tier 1 Capital to Average Total Assets	6.00%	9.49%	9.46%
Tier 1 Capital to Risk Weighted Assets	9.00%	9.37%	9.34%
Total Capital to Risk Weighted Assets	10.00%	10.53%	10.50%

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

In management’s opinion, there have been no material changes in reported market risks faced by the Company since the end of the most recent fiscal year. Based upon modeling using parallel interest rate changes of an increase or decrease in rates of 100 basis points and 200 basis points over the next twelve months, the Company’s net interest income is expected to increase moderately under rising interest rates and to decline moderately under falling interest rates. These scenarios also include the assumptions that balances and current pricing spreads remain constant. The economic value of the Company’s equity is also expected to increase with rising interest rates. Both of these interest rate risk measures remain within the Company’s policy limits as of September 30, 2007. Management also runs nonparallel interest rate scenarios and a most likely rate scenario to consider the impact of various interest rate changes in the yield curve and the respective impact on net interest income to determine if any actions should be taken.

The changes to net interest income over the next twelve months given the assumptions in the model are presented in the table below as of September 30, 2007 and December 31, 2006:

	Percentage Change in Net Interest Income over 12 Months
Rate Scenario	September 30, 2007	December 31, 2006
Rates increase 200 basis points	4.77%	4.91%
Rates increase 100 basis points	2.42%	2.40%
Rates decrease 100 basis points	-2.47%	-3.12%
Rates decrease 200 basis points	-4.97%	-6.18%

Item 4.	Controls and Procedures.

During the nine months ended September 30, 2007, there were no changes in the Company’s internal control over financial reporting that materially affected or are reasonably likely to materially affect internal control over financial reporting.

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the principal executive officer and the principal financial officer, of the effectiveness of the design and operation of the disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (Exchange Act). Based upon that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective, as of the end of the period covered by this report, in ensuring that material information relating to AmericanWest Bancorporation, including its consolidated subsidiaries, required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

AMERICANWEST BANCORPORATION

Part II. Other Information

Item 1.	Legal Proceedings

Periodically and in the ordinary course of business, various claims and lawsuits are brought against the Company or the Bank, such as claims to enforce liens, condemnation proceedings on properties in which the Bank held a security interest, claims involving the making and servicing of real property loans, actions relating to employee claims and other issues incident to the business of the Company and the Bank. In the opinion of management, the ultimate liability, if any, resulting from such claims or lawsuits currently pending or threatened will not have a material adverse effect on the financial position or results of operations of the Company.

Item 1A.	Risk Factors

The following discussion describes material changes from the risk factors included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2006, and should be read in conjunction with the risk factors section of the Form 10-K and all other information contained in this Form 10-Q and other reports filed by AmericanWest Bancorporation with the U.S. Securities and Exchange Commission.

Risk factors since December 31, 2006, have changed materially related to the Utah expansion and the Far West Bancorporation merger consummated on April 1, 2007 and the growth of loan production offices located in South Jordan and Salt Lake City, Utah.

The greater Salt Lake City area and Utah economies each have grown rapidly during the past several years, and the failure of these economies to sustain such growth in the future could affect the Company’s ability to grow.

Salt Lake City, surrounding communities and other Utah communities served by Far West Bank each have experienced significant economic growth in recent years, which has created a demand for the Company’s loan and deposit products. Failure to sustain this growth or deterioration in local economic conditions could result in, among other things, an increase in loan delinquencies, a decrease in property values, a change in housing turnover rate or a reduction in the level of bank deposits. Particularly, a weakening of the real estate or employment market in Utah, which with the Far West Bank merger has become one of the Company’s largest markets, could result in an increase in the number of borrowers who default on their loans and a reduction in the value of the collateral securing their loans. These events could have an adverse effect on the Company’s profitability and asset quality.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The Company has a stock repurchase authorization for 250,000 common shares which was approved by the Board of Directors during 2006. This authorization does not have an expiration date. No shares were repurchased under this authorization during the nine months ended September 30, 2007 or the year ended December 31, 2006.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

There is no information to report.

Item 5.	Other Information

There is no other information to report.

AMERICANWEST BANCORPORATION

Item 6.	Exhibits -

a.	Exhibits. The exhibits filed as part of this report are as follows:

3.1	Amended & Restated Articles of Incorporation of the registrant (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 10-Q filed on May 9, 2007, and incorporated herein by this reference)

3.2	2004 Amended and Restated By-Laws of the registrant (filed as Exhibit 3.2 to the Registrant’s Current Report on Form 10-Q filed on May 9, 2007, and incorporated herein by this reference)

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002+

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002+

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002+

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002+

+	Denotes items filed herewith

AMERICANWEST BANCORPORATION

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized on November 8, 2007.

AMERICANWEST BANCORPORATION

/s/ Robert M. Daugherty
Robert M. Daugherty, President and Chief Executive Officer

/s/ Patrick J. Rusnak
Patrick J. Rusnak, Executive Vice President and Chief Operating Officer Principal Financial and Accounting Officer