Form 10-K
period 2007-12-31
AMERICANWEST BANCORPORATION
filed 2008-03-04
CIK 726990

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 0-18561

AMERICANWEST BANCORPORATION
(Exact name of registrant as specified in its charter)

Washington	91-1259511
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

41 West Riverside Avenue, Suite 400
Spokane, Washington 99201
(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code (509) 467-6993

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

None

Securities registered pursuant to section 12(g) of the Act: Common Stock, no par value

Indicate by a check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  YES ☐     NO ☑

Indicate by a check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  YES ☐     NO ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☑     NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act.  YES ☐     NO ☑

The aggregate market value of the common stock held by non-affiliates of the registrant is approximately $313.3 million based on the June 30, 2007 closing price of the registrant’s common stock as quoted on the Nasdaq Global Select Market of $18.23.

The number of shares of the registrant’s common stock outstanding at February 27, 2008 was 17,209,428.

DOCUMENTS INCORPORATED BY REFERENCE

Documents of the Registrant	Form 10-K Reference Locations

Portions of the Proxy Statement for the 2008 Annual Meeting of Shareholders	PART III

ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR
ENDED DECEMBER 31, 2007

PART I

Forward Looking Statements.

Certain matters discussed or incorporated by reference in this Annual Report on Form 10-K including, but not limited to, matters described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation,” are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (PSLRA). Such forward looking statements include statements about the financial condition, adequacy of the allowance for credit losses, results of operations, future financial targets and earnings outlook of the Company. The forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Those factors include, but are not limited to, impact of the current national and regional economy on loan demand in the Company’s market; loan delinquency rates, non-performing levels and charge-offs; changes in loan portfolio composition; the Company’s ability to increase market share; the Company’s ability to expand its markets through new financial centers and acquisitions; interest rate movements and the impact on net interest margins such movement may cause; changes in the demographic make-up of the Company’s market; changes in the Company’s products and services; the Company’s ability to attract and retain qualified people; regulatory change; competition with other banks and financial institutions; and other factors. Words such as “targets,” “expects,” “anticipates,” “believes,” other similar expressions or future or conditional verbs such as “will,” “may,” “should,” “would,” and “could” are intended to identify such forward-looking statements. Readers should not place undue reliance on the forward-looking statements, which reflect management’s view only as of the date hereto. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect subsequent events or circumstances. This statement is included for the express purpose of protecting the Company under PSLRA’s safe harbor provisions.

Item 1.	Business.

AmericanWest Bancorporation

AmericanWest Bancorporation, which was formed in 1983, is a Washington corporation registered as a bank holding company under the Bank Holding Company Act of 1956, and is headquartered in Spokane, Washington. The company’s wholly-owned subsidiary is AmericanWest Bank (Bank), a Washington state chartered bank that operates in Eastern and Central Washington, Northern Idaho and in Utah doing business as Far West Bank. Unless otherwise indicated, reference to “the Company” shall include the Bank and its Far West Bank division. The company’s unconsolidated information will be referred to as that of the Parent Company. At December 31, 2007, the Company had total assets of $2.1 billion, net loans of $1.7 billion, deposits of $1.5 billion and stockholders’ equity of $284.0 million. The Company also has four statutory trust subsidiaries which were formed for the sole purpose of issuing trust preferred securities.

The Company’s stock trades on the NASDAQ Global Select market under the symbol AWBC. The discussion in this Annual Report of the Company and its financial statements reflects the Company’s acquisitions of Far West Bancorporation and its subsidiary on April 1, 2007 and Columbia Trust Bancorp and its subsidiaries on March 15, 2006.

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

Recent Events

The Company completed its merger with Utah-based Far West Bancorporation (FWBC) and its principal operating subsidiary, Far West Bank, on April 1, 2007. All of the Bank’s operations in Utah are now doing business as Far West Bank, a division of AmericanWest Bank. The Bank also opened another financial center in downtown Salt Lake City, Utah during 2007.

During 2006, the Bank opened new financial centers in Coeur d’Alene and Sandpoint, Idaho and in West Plains and Yakima, Washington. The Bank also opened a loan production office in the Salt Lake City, Utah area during 2006. Additionally, on March 15, 2006, the Company acquired Columbia Trust Bancorp and its principal operating subsidiary, Columbia Trust Bank (CTB), in Pasco, Washington. CTB had branches located in Pasco, Kennewick, Sunnyside and Yakima, Washington through which it provided commercial banking services.

The Company’s ability to make future acquisitions depends on several factors such as the availability of suitable acquisition targets, obtaining necessary regulatory and shareholder approvals and cash reserves. The Company may need to issue additional debt or equity capital to pursue an acquisition strategy. Its access to capital markets or the costs of this capital could be affected by economic, financial, competitive and other conditions beyond its control. Further, acquisition targets may not be available in the future on favorable terms. Therefore, no assurance can be made that additional acquisitions will occur.

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

The Bank offers numerous services that provide customers convenient access and have a positive impact on the Bank’s non-interest income through fee generation. Commercial services include ACH origination, merchant bankcard services, sweep accounts and currency services. Additional services offered to both consumers and business customers include ATM and debit cards, wire transfers, official checks and money orders, online banking and bill payment, safe deposit boxes and night deposit boxes. In addition, the Bank generates non-interest income and interest income by offering both consumer and business credit card products.

The Bank’s loan portfolio consists of the classifications described below. The majority of the loans held by the Bank were to borrowers within the Bank’s principal market areas.

Commercial Real Estate Loans.  Commercial real estate loans primarily consist of loans to purchase or refinance commercial and multifamily properties. These loans are secured by real estate, generally mature in one to ten years and can be fixed or adjustable rate. Commercial real estate loans involve risks associated with real estate values, tenant performance on lease arrangements and interest rate volatility.

Construction, Land Development and Other Land Loans.  Construction loans include commercial construction and residential construction. Land development loans include commercial and residential developments.

Construction loans are secured by real estate and the project under construction, generally mature in one to five years and have variable interest rates. Construction and development loans may involve additional risks as loan funds are collateralized by the project under construction, which is of uncertain value prior to completion.

Additional risks associated with speculative construction lending include the borrower’s ability to complete the construction process on time and within budget, the leasing or sale of the project at projected lease or sale rates within expected absorption periods, and the economic risks associated with the real estate collateral including the potential of interest rate volatility. The Bank’s policies generally require that a permanent financing commitment be in place before a commercial construction loan is made to an individual borrower. Delays may arise from labor problems, material shortages, and other unpredictable contingencies. It is important to evaluate accurately the total loan funds required to complete a project and related loan-to-value ratios. Due to these factors, the analysis of prospective construction loan projects require an expertise that is different in significant respects from the expertise required for other commercial or residential real estate lending. The Bank’s underwriting criteria are designed to evaluate and minimize the risks of each construction loan. Among other things, the Bank’s management considers evidence of the availability of permanent financing for the borrower, the reputation of the borrower, the amount of the borrower’s equity in the project, the independent appraisal and review of cost estimates, the pre-construction sale and leasing information, and the cash flow projections of the borrower. Management has established underwriting and monitoring criteria to minimize the inherent risks of speculative construction lending.

The risks associated with lending on land parcels include failure to obtain appropriate improvement entitlements, inability to convert the loan to development and construction financing, devaluation of real estate and increased interest rates. Management has established underwriting criteria to minimize these risks on land loans by lending to experienced and well capitalized developers with proven track records together with interest reserves.

Commercial and Industrial Loans.  Commercial loans primarily consist of loans to businesses for various purposes, including term loans, revolving lines of credit, equipment financing loans and letters of credit. These loans generally mature within one to five years, have adjustable rates and are secured by inventory, accounts receivable or equipment, although certain loans are unsecured. Commercial lending risk results from dependence on borrower income production for future repayment and, in certain circumstances, the lack of tangible collateral. Commercial loans are underwritten based on the financial strength and the repayment ability of the borrower, as well as the value of any collateral securing the loans. Commercial lending operations rely on a strong credit culture that combines prudent credit policies and individual lender accountability.

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

Residential Real Estate Loans.  Residential mortgage loans include various types of loans for which residential real property is held as collateral. These loans include adjustable and fixed rate first mortgage loans secured by one to four family residential properties and second mortgage loans secured by one to four family residential properties. Mortgage loans that are held in portfolio typically mature or reprice in one to five years and require payments on amortization schedules ranging from one year to 30 years. The Bank sells most of its fixed rate real estate mortgage loans with maturities of more than ten years. The risks associated with real estate mortgage lending include economic changes, including devaluation of real estate values, decreasing rental rates and increased interest rates. Loans are generally made to well qualified applicants meeting secondary market underwriting criteria.

Installment and Other Loans.  Installment and other loans are primarily home equity lines of credit, automobile, bankcard and personal loans, otherwise known as consumer loans. These loans generally have maturities of five years or less, and are offered at adjustable and fixed interest rates. Consumer lending may involve special risks, including decreases in the value of collateral and transaction costs associated with foreclosure and repossession.

Principal Market Area and Competition

The Bank’s financial centers are located in the four largest metropolitan areas in Eastern and Central Washington (Spokane, Yakima, Walla Walla and the Tri-Cities area, comprised of Pasco, Kennewick and Richland), and in principally suburban and rural communities in Eastern and Central Washington, Northern Idaho and Utah.

The Bank competes primarily with large national and regional banks, community banks, credit unions, savings and loans, mortgage companies and other financial service providers. Management also believes that its competitive position has been strengthened by the continued consolidation in the banking industry, which has resulted in many independent community banks becoming part of large national or regional banks. The Bank’s strategy, by contrast, is to remain closely tied to a community banking model with strong local connections.

The following table presents the Bank’s market share percentage and rank for total deposits in each county where it has financial center operations. The table also indicates the ranking by deposit size in each market. All information in the table was obtained from SNL Financial of Charlottesville, Virginia, which compiles deposit data published by the FDIC as of June 30, 2007 and updates the information for any bank mergers completed subsequent to the reporting date. The number of financial centers is as of December 31, 2007.

			Number				Number
	Idaho		of		Washington		of
	Market	Market	Financial		Market	Market	Financial
County	Share	Rank	Centers	County	Share	Rank	Centers

Benewah	38.0%	1	2	Benton	5.6%	7	3
Bonner	1.4%	6	1	Columbia	24.9%	2	1
Clearwater	45.6%	1	1	Franklin	13.1%	3	1
Kootenai	1.5%	12	2	Grant	8.6%	6	2
Latah	7.1%	5	1	Lincoln	11.1%	4	1
Nez Perce	4.0%	7	1	Spokane	4.4%	7	9
Shoshone	20.6%	3	2	Stevens	29.2%	1	3

Total			10	Walla Walla	8.0%	3	4

				Whitman	12.4%	3	7
				Yakima	6.1%	7	5

				Total			36

			Number
	Utah		of
	Market	Market	Financial
County	Share	Rank	Centers

Carbon	17.6%	3	1
Juab	47.3%	2	1
Salt Lake	0.1%	25	2
Sanpete	29.4%	2	4
Utah	5.6%	5	7
Washington	1.7%	9	1
Wayne	100.0%	1	1

Total			17

Employees

As of December 31, 2007, the Company had 703 full-time equivalent employees, none of which are covered by a collective bargaining agreement. Management believes employee relations are currently good.

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

Bank Regulation.  AmericanWest Bank is subject to regulation by the Washington Department of Financial Institutions (DFI) and the Federal Deposit Insurance Corporation (FDIC). The federal and state laws that apply to the Bank regulate, among other things, the scope of its business, its investments, its reserves against deposits, the timing of the availability of deposited funds and the nature and amount of collateral for loans.

Premiums for Deposit Insurance.  The deposits of the Bank are currently insured to the maximum amount allowable per depositor through the Deposit Insurance Fund (DIF) administered by the FDIC. The FDIC implemented a new risk-based insurance premium system effective January 1, 2007 under which banks are assessed insurance premiums based on how much risk they present to the DIF. Banks with higher levels of capital and a lower degree of supervisory risk are assessed lower premium rates than banks with lower levels of capital and/or a higher degree of supervisory risk. These premium rates are applied to the average balance of deposits in the prior quarter. The FDIC has provided a one time assessment credit to eligible institutions based on the assessment base of the institution as of December 31, 1996, as compared to the combined aggregate assessment base of all eligible institutions as of that date. This one time assessment credit reduced expense by $456 thousand in the year ended December 31, 2007. The remaining assessment credit that is expected to be used fully in the year ending December 31, 2008 is $231 thousand. The FDIC may increase or decrease the assessment rate schedule in order to manage the DIF to prescribed statutory target levels. An increase in the assessment rate could have an adverse effect on the Bank’s earnings, depending upon the amount of the increase. The FDIC may terminate deposit insurance if it determines the institution involved has engaged in or is engaging in unsafe or unsound banking practices, is in an unsafe or unsound condition, or has violated applicable laws, regulations or orders.

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

Insider Credit Transactions.  Banks are also subject to certain restrictions imposed by the Federal Reserve Act on extensions of credit to executive officers, directors, principal shareholders and any related interests of such persons. Extensions of credit must: (1) be made on substantially the same terms, including interest rates and collateral, and follow credit underwriting procedures that are not less stringent than those prevailing at the time for comparable transactions with persons not covered by such restrictions and who are not employees; and (2) not involve more than the normal risk of repayment or present other unfavorable features. Banks are also subject to certain lending limits and restrictions on overdrafts to such persons. A violation of these restrictions may result in the assessment of substantial civil monetary penalties on the affected bank or any officer, director, employee, agent or other person participating in the conduct of the affairs of that bank, the imposition of a cease and desist order and other regulatory sanctions.

Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA).  Under FDICIA, each federal banking agency has prescribed, by regulation, non-capital safety and soundness standards for institutions under its authority. These standards cover internal controls, information and internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits, such other operational and managerial standards as the agency determines to be appropriate, and standards for asset quality, earnings and stock valuation. An institution which fails to meet these standards must develop a plan acceptable to the agency, specifying the steps that the institution will take to meet the standards. Failure to submit or implement such a plan may subject the institution to regulatory sanctions. Management believes that the Bank met all such standards as of December 31, 2007.

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

Dividends.  The Bank is subject to restrictions on the payment of cash dividends to the Parent Company. The principal source of the Parent Company’s cash flow is dividends received from its subsidiary bank, the issuance of junior subordinated debentures and cash received from the exercise of stock options. Regulatory authorities may prohibit banks and bank holding companies from paying dividends which would constitute an unsafe or unsound banking practice. In addition, a bank may not pay cash dividends if that payment could reduce the amount of its capital below that necessary to meet the adequately capitalized level in accordance with regulatory capital requirements. Also, the payment of cash dividends by the Bank must satisfy a net profits test and an undivided profits test or the Bank must obtain prior approval of its regulators before such dividend is paid. The net profits test limits the dividend declared in any calendar year to the net profits of the current year plus retained net income of the preceding two years. The undivided profits test limits the dividends declared to the undivided profits on hand after deducting bad debts in excess of the allowance for loan and lease losses. Based on the regulatory restrictions noted above, the Bank could pay up to $44.4 million in dividends as of December 31, 2007 and remain adequately capitalized, but regulatory approval would be required to pay more than $25.9 million. During the year ended December 31, 2007, the Bank paid $11.5 million of dividends to the Parent Company. The Parent Company is not currently subject to any regulatory restrictions on dividends other than those noted above.

The Bank and the Parent Company are also subject to Washington State law, which provides that no cash dividend may be paid if, after giving effect to the dividend, (1) the corporation would not be able to pay its debts as they become due in the usual course of business, or (2) the Company’s total assets would be less than the sum of its total liabilities.

Capital Adequacy.  Federal bank regulatory agencies use capital adequacy guidelines in the examination and regulation of banks and bank holding companies. If regulatory capital falls below minimum guideline levels, a bank or bank holding company may be denied approval, among other things, to acquire or establish additional banks or non-bank businesses or to open new facilities.

The FDIC and FRB use risk-based capital guidelines for banks and bank holding companies. These are designed to make such capital requirements more sensitive to differences in risk profiles among banks and bank holding companies, to account for off-balance sheet exposure and to minimize disincentives for holding liquid assets. Assets and off-balance sheet items are assigned to broad risk categories, using a formula that assigns specific risk weights to different groups of assets and off-balance sheet items. The resulting capital ratios represent regulatory capital as a percentage of total risk-weighted assets.

Federal regulations establish minimum requirements for the capital adequacy of depository institutions, such as banks and bank holding companies. The FRB may require that a banking organization maintain ratios in excess of the minimums, particularly organizations contemplating significant expansion programs. Current guidelines require all bank holding companies and federally regulated banks to maintain a minimum risk-based total capital ratio equal to 8%, of which at least 4% must be Tier I capital. Tier I capital for bank holding companies includes common shareholders’ equity, certain qualifying perpetual preferred stock and minority interests in equity accounts of consolidated subsidiaries, less specified intangible assets and accumulated other comprehensive income or loss. The Company’s and Bank’s regulatory capital ratios are reported in Note 22 to the Consolidated Financial Statements under Item 8.

The federal regulations also establish, as a supplement to risk-based guidelines, minimum requirements for a leverage ratio, which is Tier I capital as a percentage of total average assets less intangibles. The principal objective of the leverage ratio is to constrain the maximum degree to which a bank or bank holding company may leverage its tangible equity capital base. The FRB requires a minimum leverage ratio of 3%. However, for all but the most highly rated bank holding companies and for bank holding companies seeking to expand, the FRB generally expects an additional amount of capital of at least 1% to 2%.

FDICIA created a statutory framework of supervisory actions indexed to the capital level of the individual institution. Under regulations adopted by the FDIC, an institution is assigned to one of five capital categories depending on its total risk-based capital ratio, Tier I risk-based capital ratio, leverage ratio and certain subjective factors. The Bank is considered well capitalized as of December 31, 2007, which is the highest of the five categories. Institutions which are deemed to be undercapitalized may be subject to certain mandatory supervisory corrective actions.

Effects of Government Monetary Policy.  The earnings and growth of the Company are affected not only by general economic conditions, but also by the fiscal and monetary policies of the federal government, particularly the FRB. The FRB can and does implement national monetary policy for such purposes as curbing inflation and combating recession, but its open market operations in U.S. government securities, control of the discount rate applicable to borrowings from the FRB, and establishment of reserve requirements against certain deposits also influence the growth of bank loans, investments and deposits and affect interest rates charged on loans or paid on deposits. The nature and impact of future changes in monetary policies and their impact on the Company and the Bank cannot be predicted with certainty.

Sarbanes-Oxley Controls and Procedures.  The Sarbanes-Oxley Act of 2002 and related rulemaking by the SEC, which effected corporate disclosure and financial reporting reform, generally require public companies to maintain and carefully monitor a system of disclosure and internal controls and procedures. As a result, public companies such as AmericanWest Bancorporation must make disclosures about the adequacy of controls and procedures in periodic SEC reports (i.e., Forms 10-K and 10-Q) and their chief executive and chief financial officers must certify in these filings, among other things, that they are responsible for establishing and maintaining disclosure controls and procedures and disclose their conclusions about the effectiveness of such controls and procedures based on their evaluation as of the end of the period covered by the relevant report. As a result, most public companies have enhanced internal controls and procedures. The Company is monitoring the status of other related ongoing rulemaking by the SEC. Management believes that the Company is in compliance with the Sarbanes-Oxley Act of 2002.

Anti-Terrorism Legislation.  The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (USA PATRIOT Act), designed to deny terrorists and others the ability to obtain anonymous access to the U.S. financial system, had a significant impact on depository institutions. The USA PATRIOT Act, together with the implementing regulations of various federal regulatory agencies, required financial institutions to implement additional or amend existing policies and procedures with respect to, among other things, anti-money laundering compliance, suspicious activity and currency transaction reporting and due diligence on customers. They also permit information sharing for counter-terrorist purposes between federal law enforcement agencies and financial institutions, as well as among financial institutions, subject to certain conditions, and require the FRB and other federal banking agencies to evaluate the effectiveness of an applicant in combating money laundering activities when considering applications filed under Section 3 of the BHCA or the Bank Merger Act. Management believes that the Bank is currently in substantive compliance with all effective requirements prescribed by the USA PATRIOT Act.

Item 1A.	Risk Factors.

The following risk factors should not be considered to include all risks to the Company.

The allowance for credit losses may not be adequate to cover actual losses.  In accordance with generally accepted accounting principles in the United States of America (GAAP), the Company maintains an allowance for credit losses. The allowance for credit losses may not be adequate to cover actual loan losses, and future provisions for loan losses could adversely impact operating results. The allowance for credit losses is based on prior experience, as well as an evaluation of the inherent risks in the current portfolio. The amount of future losses is susceptible to changes in economic, operating and other conditions that may be beyond the Company’s control, and these losses may exceed current estimates. Federal regulatory agencies, as an integral part of their examination process, review the loans and allowance for credit losses. While management believes that the allowance for credit losses is adequate to cover current losses, management may decide to increase the allowance for credit losses in future periods or regulators may require the Company to increase this allowance. Either of these occurrences could reduce future earnings.

Changes in economic conditions, in particular an economic slowdown in the Company’s market area, could harm business.  The Company’s business is directly impacted by factors such as economic, political and market conditions, broad trends in industry and finance, legislative and regulatory changes, changes in government monetary and fiscal policies and inflation, all of which are beyond the Company’s control. A deterioration in economic conditions, whether caused by national or local factors, in particular an economic slowdown in Central and Eastern Washington, Northern Idaho or Utah, could result in the following consequences, any of which could materially hurt the business of the Company: loan delinquencies may increase; problem assets and foreclosures may increase; demand for products and services may decrease; low cost or non-interest bearing deposits may decrease; and collateral for loans made by the Bank, especially real estate, may decline in value, in turn reducing customers’ borrowing power and reducing the value of assets and collateral associated with existing loans. The States of Washington, Idaho and Utah and certain local governments in the market area presently face fiscal challenges the long term impact of which on State or local economies cannot be predicted.

A downturn in the real estate market is harming business.  A significant downturn in the real estate market, especially in those markets served by the Bank, is harming business as a significant portion of the Bank’s loans are secured by real estate. The ability to recover on defaulted loans by selling the real estate collateral could then be diminished, and the Bank would be more likely to suffer losses on defaulted loans.

A substantial amount of the Bank’s real property collateral is located in Central and Eastern Washington and Utah.  The bank has significant concentrations of credit in commercial real estate loans. Real estate values could be affected by, among other things, an economic slowdown, an increase in interest rates, drought and other natural disasters, specific to Washington or Utah.

The greater Salt Lake City area and Utah economies each have grown rapidly during the past several years, and the failure of these economies to sustain such growth in the future could affect the Company’s ability to grow. Salt Lake City, surrounding communities and other Utah communities served by the Bank’s Far West Bank division each have experienced significant economic growth in recent years, which has created a demand for the Company’s loan and deposit products. Failure to sustain this growth or deterioration in local economic conditions could result in, among other things, an increase in loan delinquencies, a decrease in property values, a change in housing turnover rate or a reduction in the level of bank deposits. Particularly, a weakening of the real estate or employment market in Utah, which with the Far West Bank merger has become one of the Company’s largest markets, could result in an increase in the number of borrowers who default on their loans and a reduction in the value of the collateral securing their loans. These events could have an adverse effect on the Company’s profitability and asset quality.

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

The Company faces strong competition from financial services companies and other companies that offer banking services, which could harm business.  The Company currently conducts its banking operations primarily in Central and Eastern Washington, Northern Idaho and Utah. Increased competition in our markets may result in reduced loans and/or deposits. Ultimately, the Company may not be able to compete successfully against current and future competitors. Many competitors offer the same banking services within the market area of the Bank. These competitors include national banks, regional banks and other community banks. The Company also faces competition from many other types of financial institutions including, without limitation, savings and loan institutions, finance companies, brokerage firms, insurance companies, credit unions, mortgage banks and other financial intermediaries. In particular, competitors include several major financial companies whose greater resources may afford them a marketplace advantage by enabling them to maintain numerous banking locations and ATMs and conduct extensive promotional and advertising campaigns.

Additionally, banks and other financial institutions with larger capitalization and financial intermediaries not subject to bank regulatory restrictions have larger lending limits and are thereby able to serve the credit needs of larger customers. Areas of competition include interest rates for loans and deposits, efforts to obtain deposits, and the range and quality of products and services provided, including new technology-driven products and services. Technological innovation continues to contribute to greater competition in domestic and international financial services markets as technological advances enable more companies to provide financial services. The Company also faces competition from out-of-state financial intermediaries that have opened low-end production offices or that solicit deposits in the Bank’s market areas. If the Bank is unable to attract and retain banking customers, the Company may be unable to continue to grow the loan and deposit portfolios, and results of operations and financial condition may otherwise be harmed.

The Company is subject to extensive regulation which could harm business.  The Company’s operations are subject to extensive regulation by federal, state and local governmental authorities and to various laws and judicial and administrative decisions imposing requirements and restrictions on part or all of its operations. Because the banking business is highly regulated, the laws, rules and regulations applicable to the Company are subject to frequent change. There are typically proposed laws, rules and regulations that, if adopted, would adversely impact operations. These proposed laws, rules and regulations, or any other laws, rules or regulations, could (1) make compliance more difficult or expensive, (2) restrict the ability to originate, broker or sell loans or accept certain deposits, (3) further limit or restrict the amount of commissions, interest or other charges earned on loans originated or sold, or (4) otherwise harm business or prospects for business.

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

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

At December 31, 2007, the Bank had 65 banking locations including 37 in Eastern and Central Washington, 10 in Northern Idaho and 18 in Utah. The Company’s main office is located in downtown Spokane, Washington, which is leased. The Bank owns 38 banking facilities, leases 16 banking facilities and has 11 owned buildings on leased land at which banking services are provided. About 8,200 square feet is used for the Administrative Offices. In addition, the Bank leases approximately 9,000 square feet for its Data Processing Center.

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

Item 4.	Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of the Company’s shareholders during the fourth quarter of 2007.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The common stock of AmericanWest Bancorporation is traded on the Nasdaq Global Select Market (NASDAQ) under the symbol “AWBC.” The following table sets out the high and low prices per share and cash dividends per share for the common stock for each quarter of 2007 and 2006 as reported by NASDAQ. The following quotes reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions:

			Cash Dividends
			Declared per
Quarter Ended	High	Low	Share

December 31, 2007	$20.53	$16.25	$0.04
September 30, 2007	$20.96	$14.84	$0.04
June 30, 2007	$21.67	$17.98	$0.04
March 31, 2007	$24.57	$19.89	$0.03
December 31, 2006	$25.09	$19.98	$0.03
September 30, 2006	$23.33	$20.18	$0.03
June 30, 2006	$26.65	$21.54	$0.03
March 31, 2006	$26.86	$23.30	—

As of February 27, 2008, there were 1,548 holders of record of the Company’s common stock.

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

During the year ended December 31, 2006, the Board of Directors authorized the repurchase of up to 250,000 shares. No shares were repurchased under this authorization during 2007 or 2006. In 2007, there were 1,532 shares tendered as payment for the exercise of stock options.

The following table provides information as of December 31, 2007 with respect to the Company’s compensation plans under which shares of the Company’s common stock are authorized for issuance:

Number of Securities
Remaining Available for
	Number of Securities		Future Issuance Under
	to be Issued Upon	Weighted Average	Equity Compensation
	Exercise of Outstanding	Exercise Price of	Plans (Excluding
	Options, Warrants	Outstanding Options,	Securities Reflected in
	and Rights	Warrants and Rights	Column(a)
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders	425,394	$18.14	243,278
Equity compensation plans not approved by security holders	—	—	—
Total	425,394	$18.14	243,278

The following graph, which is “furnished” not “filed,” compares the cumulative total shareholder return on the Company’s common stock during the period beginning December 31, 2002, and ending December 31, 2007, with cumulative total returns on the NASDAQ Composite, SNL Western Bank Index and the SNL Bank Index for the same period. The graph and table assume that $100 was invested on December 31, 2002, and that all dividends were reinvested during each year presented. The information shown on the graph is not necessarily indicative of future performance. The source for the information is SNL Financial LC, Charlottesville, VA. In the prior year, the Regional Pacific Banks Index was included in the below graph. This index is no longer and has been removed from the graph.

	Period Ending
Index	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07
AmericanWest Bancorporation	100.00	160.46	156.77	182.93	188.28	138.12

NASDAQ Composite	100.00	150.01	162.89	165.13	180.85	198.60

SNL Bank Index	100.00	134.90	151.17	153.23	179.24	139.28

SNL Western Bank	100.00	135.46	153.94	160.27	180.84	151.05

Item 6.	Selected Financial Data.

The following table sets forth certain selected consolidated financial data of the Company at and for the years ended December 31:

	2007	2006	2005	2004	2003
	($ in thousands, except per share amounts)

Statements of Income
Net interest income	$84,089	$60,286	$53,987	$59,720	$55,618
Provision for loan losses	17,341	5,376	2,092	13,054	6,225
Non-interest income	16,097	9,275	8,383	9,247	7,320
Non-interest expense	70,548	52,198	41,408	42,738	35,219

Income before provision for income tax	12,297	11,987	18,870	13,175	21,494

Provision for income tax	3,759	4,357	4,998	3,670	7,508

Net income	$8,538	$7,630	$13,872	$9,505	$13,986

Basic earnings per common share	$0.54	$0.68	$1.33	$0.93	$1.39
Diluted earnings per common share	$0.54	$0.67	$1.31	$0.91	$1.34
Basic weighted average shares outstanding	15,766,041	11,182,526	10,407,180	10,185,246	10,045,836
Diluted weighted average shares oustanding	15,863,583	11,354,654	10,593,903	10,478,969	10,473,852
Statements of Condition
Securities	$66,985	$39,518	$31,364	$28,511	$38,163
Total assets	2,120,245	1,416,528	1,109,600	1,048,994	1,023,907
Gross loans:
Commercial real estate	580,627	529,699	427,368	325,637	326,437
Construction, land development and other land	523,913	230,313	158,289	221,095	167,614
Commercial and industrial	321,638	200,217	172,402	155,939	143,099
Agricultural	157,196	155,433	126,044	140,896	143,780
Residential real estate	153,043	86,371	59,226	52,784	60,788
Installment and other	31,455	18,853	19,554	31,523	34,672

Total gross loans	1,767,872	1,220,886	962,883	927,874	876,390

Deposits	1,529,427	1,123,939	897,430	894,798	871,125
Borrowings	285,902	126,686	81,847	40,933	47,781
Stockholders’ equity	$283,987	$152,037	$121,477	$105,075	$96,198
Financial Ratios
Return on average assets	0.45%	0.58%	1.29%	0.88%	1.47%
Return on average equity	3.36%	5.33%	12.34%	9.37%	15.87%
Net interest margin(1)	5.09%	5.06%	5.47%	6.04%	6.36%
Non-interest income to average assets	0.85%	0.71%	0.78%	0.85%	0.77%
Non-interest expense to average assets	3.74%	3.99%	3.87%	3.94%	3.71%
Efficiency ratio	66.9%	73.6%	66.0%	61.6%	55.6%
Cash dividends declared per share	$0.15	$0.09	$—	$—	$—
Cash dividend payout ratio	27.8%	13.2%	—	—	—
Book value per share	$16.51	$13.35	$11.58	$10.23	$10.45
Tangible book value per share	$8.09	$9.79	$10.20	$8.80	$8.83
Average equity to average assets ratio	13.48%	10.95%	10.50%	9.36%	9.28%
Ending tangible equity to tangible assets	7.05%	8.10%	9.77%	8.74%	8.05%
Non-performing loans to gross loans(2)	2.21%	0.94%	1.50%	2.62%	1.43%
Allowance for credit losses to gross loans(3)	1.51%	1.31%	1.49%	1.99%	1.42%

(1)	Tax-exempt securities included using a tax equivalent basis and an assumed tax rate of 34%.

(2)	Ratio shown net of government guarantees.

(3)	Includes the allowance for loan losses and reserve for unfunded commitments.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read together with the Company’s consolidated financial statements, related notes and supplementary data of the Company and its subsidiaries, which are included under Item 8. The following discussion contains forward-looking statements that reflect plans, estimates and beliefs. The actual results of the Company could differ materially from those discussed in the forward-looking statements.

Critical Accounting Policies

The Company must manage and control certain inherent risks in the normal course of business. These include credit risk, interest rate risk, fraud risk, operations and settlement risk. The Company has established an allowance for loan losses which represents an estimate of the probable amount of loans that the Bank will be unable to collect as of the date of the financial statements. Refer to the Analysis of Allowance for Loan Losses section within this Item for further information. Additionally, refer to Note 1 of the Consolidated Financial Statements included in Item 8 for other critical accounting policies, including the accounting policies for goodwill and other intangible assets.

Executive Overview

Results of Operations

				% Change
	2007	2006	2005	2007	2006
	($ in thousands, except per share)

Interest income	$134,292	$93,853	$72,320	43%	30%
Interest expense	50,203	33,567	18,333	50%	83%

Net interest income	84,089	60,286	53,987	39%	12%
Provision for loan losses	17,341	5,376	2,092	223%	157%

Net interest income after provision for loan losses	66,748	54,910	51,895	22%	6%
Non-interest income	16,097	9,275	8,383	74%	11%
Non-interest expense	70,548	52,198	41,408	35%	26%

Income before provision for income tax	12,297	11,987	18,870	3%	(36)%
Provision for income tax	3,759	4,357	4,998	(14)%	(13)%

Net income	$8,538	$7,630	$13,872	12%	(45)%

Basic earnings per common share	$0.54	$0.68	$1.33
Diluted earnings per common share	$0.54	$0.67	$1.31

The Company’s net income was $8.5 million in 2007 which was $0.9 million more than 2006 and $5.3 million less than 2005. Basic earnings per share in 2007 of $0.54 was $0.14 lower than 2006 and $0.79 less than 2005. Diluted earnings per share in 2007 was $0.54 which is $0.13 less than 2006 and $0.77 less than 2005.

The return on average assets of 0.45% in 2007 is 13 basis points lower than 2006 and 84 basis points lower than 2005. The return on average equity for 2007 was 3.36%, as compared to 5.33% and 12.34% for 2006 and 2005, respectively.

The 2007 financial results were shaped by the following:

•	Merger with Far West Bancorporation (FWBC) on April 1, 2007 which added $350.9 million of gross loans and $383.4 million of deposits.

•	Organic loan growth of $196.1 million, or 16%.

•	Provision for loan losses of $17.3 million, principally related to an increase in non-performing loans and an overall decline in the residential construction and development markets.

•	Net interest margin increased 3 basis points over the prior year related mainly to the acquired loans and deposits from FWBC. The margin compressed during the second half of the year due mainly to the declines in the market interest rates in the third and fourth quarters and ongoing competitive market pressures to retain deposits.

•	Non-interest income increase of $6.8 million, or 74%, related mainly to increases in fees and service charges on deposits of $3.7 million, or 66%, increases in fees on mortgage loan sales of $1.5 million, or 85%, and increases in other non-interest income of $1.7 million, or 83%.

•	Non-interest expense increase of $18.4 million, or 35%, mainly related to:

•	The increase in salaries and employee benefits of $10.9 million, or 36%, principally due to additional full time equivalent employees from the new financial centers acquired in the merger with FWBC along with additional staffing related to mortgage lending.

•	Occupancy and equipment costs increased $4.2 million or 52% due to new facilities acquired in the merger with FWBC and new financial centers opened during the year.

•	Amortization of intangibles increased $2.5 million due mainly to the FWBC merger.

•	The Company paid cash dividends of $0.15 per share.

The 2006 financial results were shaped by the following:

•	Merger with Columbia Trust Bancorp (CTB) on March 15, 2006 which added $145.5 million of gross loans and $175.9 million of deposits.

•	12% organic loan growth and 6% organic deposit growth.

•	Non-interest expense increased $10.6 million, or 26%, mainly due to the following items:

•	Salary and employee benefits expense increased $6.8 million, or 29%, related to an increase in full time equivalent employees.

•	Other increases related mainly to occupancy, equipment and other are due to growth initiatives.

•	Opening of five new financial centers and a loan production office.

•	Provision for loan losses of $5.4 million included the impact of charge-offs related to one borrower of $4.8 million during the year.

•	The net interest margin compressed 41 basis points due primarily to a higher cost of funds.

•	Non-interest income increased $0.9 million, or 11%, mainly due to increases in fees and service charges on deposits of $0.6 million and fees on mortgage loan sales of $0.4 million.

•	The Company paid cash dividends of $0.09 per share.

Net Interest Income.  Net interest income increased 39.5% to $84.1 million in 2007 compared to $60.3 million in 2006. The increase in 2007 is primarily due to the growth in average earning assets, including the impact of the FWBC merger, which was partially offset by declining market rates in the second half of the year as the Company is asset sensitive (as discussed under Item 7A Quantitative and Qualitative Disclosures About Market Risk).

The Company’s tax equivalent net interest margin for 2007 was 5.09% as compared to 5.06% in 2006. The tax equivalent net interest margin for 2005 was 5.47%. The earning assets yield increased to 8.11% as compared to 7.86% in 2006 and 7.33% in 2005. The increase in the average yield on loans during 2007 was principally attributed to the acquisition of FWBC’s loan portfolio of $350.9 million, which had higher yielding loans. Partially offsetting the increased yield from the FWBC portfolio was the impact of an adjustment to the Company’s deferral of loan fees effective January 1, 2007. Prior to January 1, 2007, the Company did not defer loan fees or direct loan origination costs on loans with contractual maturities of one year or less as the amount was deemed immaterial. Based on the increased origination of large short-term loans with increasing fee amounts, effective January 1, 2007, the Company began deferring all loan fees and loan origination costs. The interest income on loans includes $5.5 million, $4.8 million and $2.7 million in loan fees for the years ended December 31, 2007, 2006 and 2005 respectively. The loan fee income as a percentage of average gross loans decreased to 34 basis points from 42 basis points in the year ended December 31, 2007 as compared to 2006.

The cost of funds increased to 3.88% as compared to 3.59% in 2006 and 2.38% in 2005. The increase from 2006 is due partially to increasing market interest rates in the first half of the year and increasing market competition for deposits throughout the year.

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

	Year Ended December 31,
	2007			2006			2005
	Average			Average			Average
	Balance	Interest	%	Balance	Interest	%	Balance	Interest	%
	($ in thousands)

Assets
Loans(1)	$1,585,078	$130,980	8.26%	$1,145,558	$91,743	8.01%	$952,151	$70,898	7.45%
Taxable securities	44,195	2,240	5.07%	31,069	1,504	4.84%	17,805	820	4.61%
Nontaxable securities(2)	17,127	1,047	6.11%	9,919	601	6.06%	8,536	538	6.30%
Federal Home Loan Bank stock	7,367	45	0.61%	6,122	6	0.10%	5,392	22	0.41%
Overnight deposits with other banks	5,970	336	5.63%	3,945	203	5.15%	5,533	224	4.05%

Total interest earning assets	1,659,737	134,648	8.11%	1,196,613	94,057	7.86%	989,417	72,502	7.33%

Noninterest earning assets	226,912			110,739			81,872

Total assets	$1,886,649			$1,307,352			$1,071,289

Liabilities
Interest bearing demand deposits	$130,553	$996	0.76%	$88,936	$650	0.73%	$67,700	$278	0.41%
Savings and MMDA deposits	500,367	15,227	3.04%	351,697	10,246	2.91%	343,574	6,858	2.00%
Time deposits	493,323	24,079	4.88%	376,340	15,947	4.24%	283,639	8,087	2.85%

Total interest bearing deposits	1,124,243	40,302	3.58%	816,973	26,843	3.29%	694,913	15,223	2.19%

Overnight borrowings	34,422	1,856	5.39%	39,056	2,019	5.17%	30,727	970	3.16%
Junior subordinated debt	36,720	2,754	7.50%	18,349	1,554	8.47%	10,310	758	7.35%
Other borrowings(3)	98,819	5,291	5.35%	61,585	3,151	5.12%	34,427	1,382	4.01%

Total interest bearing liabilities	1,294,204	50,203	3.88%	935,963	33,567	3.59%	770,377	18,333	2.38%

Noninterest bearing demand deposits	318,878			218,230			179,115
Other noninterest bearing liabilities	19,301			9,955			9,341

Total liabilities	1,632,383			1,164,148			958,833
Stockholders’ Equity	254,266			143,204			112,456

Total liabilities and stockholders’ equity	$1,886,649			$1,307,352			$1,071,289

Net interest income and spread		$84,445	4.23%		$60,490	4.27%		$54,169	4.95%

Net interest margin to average
earning assets			5.09%			5.06%			5.47%

(1)	Includes loans held for sale and non-performing loans in average loans. Interest income includes loan fee income.

(2)	Tax-exempt securities income has been presented using a tax equivalent basis and an assumed tax rate of 34%.

(3)	Includes junior subordinated debt.

The following table sets forth a summary of changes in the components of net interest income due to changes in average interest earning assets and interest earning liabilities and the resultant changes in interest income and interest expense:

	2007 vs 2006			2006 vs 2005
	Increase (Decrease) in Net Interest Income Due to Changes in
	Volume	Rate	Total	Volume	Rate	Total
	($ in thousands)

Interest earning assets
Loans(1)	$35,199	$4,038	$39,237	$14,409	$6,436	$20,845
Securities(2)	1,044	138	1,182	756	(9)	747
Overnight deposits with other banks and FHLB stock	68	104	172	(19)	(18)	(37)

Total interest earning assets	$36,311	$4,280	$40,591	$15,146	$6,409	$21,555

Interest bearing liabilities
Interest bearing demand deposits	$304	$42	$346	$87	$285	$372
Savings and MMDA deposits	4,331	650	4,981	162	3,226	3,388
Time deposits	4,957	3,175	8,132	2,642	5,218	7,860

Total interest bearing deposits	9,592	3,867	13,459	2,891	8,729	11,620
Overnight borrowings	(240)	77	(163)	263	786	1,049
Junior subordinated debt	1,556	(356)	1,200	591	205	796
Other borrowings(3)	1,905	235	2,140	1,091	678	1,769

Total interest bearing liabilities	12,813	3,823	16,636	4,836	10,398	15,234

Total increase (decrease) in net interest income	$23,498	$457	$23,955	$10,310	$(3,989)	$6,321

(1)	Includes loans held for sale and non-performing loans in average loans. Interest income includes loan fee income.

(2)	Tax-exempt securities income has been presented using a tax equivalent basis and an assumed tax rate of 34%.

(3)	Includes junior subordinated debt.

The interest rates on loans vary with the degree of risk and amount of the loan, and are further subject to competitive pressures, market rates, the availability of funds and government regulations. As of December 31, 2007 and 2006, approximately 73% and 71%, respectively, of the total loans had interest rates that adjust based on a spread to market reference rates. The market reference rates are based on various indices such as the prime rates of interest charged by money center banks, the Federal Home Loan Bank of Seattle (FHLB) borrowing rates or London Interbank Offering Rates (LIBOR). Some of these rate adjustments are immediate while some will reprice in up to five years.

Provision for Loan Losses.  Provision for loan losses was $17.3 million in 2007 as compared to $5.4 million in 2006 and $2.1 million in 2005. The increase in the provision is principally due to the charge-off of $15.3 million of loans during the year. Charge-offs related to three borrowers totaled $11.1 million. These loans had an aggregate remaining carrying value of $13.2 million at December 31, 2007 and are included in the non-performing loan discussion. Additionally, the increase in 2007 reflected the deterioration in the residential construction and development segment of the loan portfolio. The increase in the provision during 2006 was principally due to charge-offs totaling $4.8 million related to one borrower. In 2005 the provision was in-line with expectations at $2.1 million.

The provision for loan losses is an estimate and the use of different estimates or assumptions could produce a different provision for loan losses. If negative trends and expectations of management do not materialize, the allowance may be high relative to the actual loss performance of the loan portfolio. This may lead to decreased future provisions. Likewise, if positive trends and expectations of management fail to come to fruition, the provision for loan losses in the current period may be inadequate and increased future provisions may be necessary.

Non-interest Income.  Non-interest income increased $6.8 million to $16.1 million for 2007 as compared to $9.3 million in 2006. Non-interest income was $8.4 million in 2005. The following table summarizes certain non-interest income categories for the years ended December 31, 2007, 2006 and 2005.

	2007 Compared to 2006				2006 Compared to 2005
	2007	2006	Dollar Change	Percent Change	2006	2005	Dollar Change	Percent Change
	($ in thousands)

Fees and service charges on deposits	$9,199	$5,526	$3,673	66%	$5,526	$4,942	$584	12%
Fees on mortgage loan sales	3,175	1,713	1,462	85%	1,713	1,293	420	32%
Bankcard revenue	1,110	381	729	191%	381	79	302	382%
Bank owned life insurance	1,007	533	474	89%	533	813	(280)	(34)%
Asset sale income	507	433	74	17%	433	585	(152)	(26)%
Other	1,099	689	410	60%	689	671	18	3%

Total	$16,097	$9,275	$6,822	74%	$9,275	$8,383	$892	11%

The increase in fees and service charges in 2007 is mainly a result of the deposits acquired through the FWBC merger and income from new products offered beginning in late 2006. The debit card service fees included in the fees and service charges on deposits increased $1.4 million as compared to 2006. The increase in fees on mortgage loan sales from the prior year is related to both the FWBC merger and increased staffing in mortgage lending. The bankcard revenue increase of $729 thousand is related to both the acquired portfolio from FWBC and revenue sharing on the bankcard portfolio sold in 2005. The bank owned life insurance increase is related to new policies acquired through the FWBC merger.

Non-interest Expense.  Non-interest expense increased by 35% to $70.5 million in 2007 compared to $52.2 million in 2006. Non-interest expense for 2005 was $41.4 million. The following table summarizes the major non-interest expense categories for the years ended December 31, 2007, 2006 and 2005.

	2007 Compared to 2006				2006 Compared to 2005
	2007	2006	Dollar Change	Percent Change	2006	2005	Dollar Change	Percent Change
	($ in thousands)

Salaries and employee benefits	$41,212	$30,284	$10,928	36%	$30,284	$23,439	$6,845	29%
Occupancy and equipment	12,316	8,110	4,206	52%	8,110	6,191	1,919	31%
Amortization of intangible assets	3,480	982	2,498	254%	982	251	731	291%
Bankcard and Debit card	1,318	511	807	158%	511	383	128	33%
State business and occupancy tax	1,290	1,238	52	4%	1,238	960	278	29%
Supplies	1,041	1,118	(77)	(7)%	1,118	883	235	27%
Advertising	972	1,081	(109)	(10)%	1,081	669	412	62%
FRB and correspondent bank fees	572	621	(49)	(8)%	621	557	64	11%
Loan expenses	597	762	(165)	(22)%	762	513	249	49%
Foreclosed asset expense	322	750	(428)	(57)%	750	669	81	12%
Provision for unused commitments	236	415	(179)	(43)%	415	273	142	52%
Other	7,192	6,326	866	14%	6,326	6,620	(294)	(4)%

Total	$70,548	$52,198	$18,350	35%	$52,198	$41,408	$10,790	26%

The increase in salaries and employee benefits is related to the higher number of full-time equivalent employees including FWBC employees and increases to mortgage lending staff and increasing benefit costs. During the years ended December 31, 2007 and 2006, there were $367 thousand and $248 thousand, respectively, of salaries and employee benefits expense related to restricted performance stock not recognized as performance criteria for those grants was not achieved.

The increases in the occupancy and equipment expenses relate mainly to new locations acquired through the FWBC merger and new financial centers. The increase in the intangible assets amortization expense relates primarily to the FWBC merger which occurred on April 1, 2007. The increase in debit and bankcard expense is related mainly to increased transactions and servicing costs on debit cards and the bankcard portfolio acquired through the FWBC merger.

Provision for Income Tax.  Provision for income tax as a percentage of income before income tax for the year ended December 31, 2007 decreased to 30.6% as compared to 36.3% for the year ended December 31, 2006. The effective tax rate was reduced by 108 basis points during 2007 as a result of certain adjustments related to the Company’s 2006 federal tax return filed during 2007. Income related to bank owned life insurance decreased the effective rate by 287 and 156 basis points for the years ended December 31, 2007 and 2006, respectively. Additionally, the effective tax rate for the years ended December 31, 2007 and 2006 were increased by approximately 97 and 381 basis points due to the recapture of certain historical rehabilitation tax credits recognized in prior years.

For the year ended December 31, 2005 the effective tax rate was 26.5%. During the year ended December 31, 2005 the Company recorded $280 thousand in historical rehabilitation tax credits and reversed $870 thousand of a tax reserve related to the anticipated cash surrender of certain bank owned life insurance policies. These items decreased the effective tax rate in that year by 610 basis points.

Balance Sheet Management

Lending and Credit Risk Management.  The Company follows loan policies that establish limits of loan commitment by loan type, credit review and grading criteria, and other matters such as loan administration, loans to affiliates, loan costs, problem loans and loan loss reserves, and related items. Loans are analyzed at origination and on a periodic basis as conditions warrant as outlined in the Company’s loan policies.

Management has established guidelines and underwriting policies for approval of all loan applications. Delegated credit approval limits generally vary according to the type of loan and the lender’s experience. The maximum loan approval limits per aggregate relationship that are available to any one employee are established up to $10.0 million. Aggregate lending relationships in excess of $10.0 million require the approval of the credit committee, which is comprised of members of executive management and members of the board of directors.

Under applicable state laws, loans by the Bank to a single borrower or related entity are limited. The Bank may purchase or sell whole or portions of loans without recourse to third parties. At December 31, 2007 and 2006, the outstanding balance of loan participations sold was $36.3 million and $17.7 million, respectively. At December 31, 2007 and 2006, the Bank had outstanding purchased loans of $117.4 million and $104.9 million, respectively.

During the year ended December 31, 2005, the Bank purchased $76.2 million loans at a premium. At December 31, 2007 and 2006, the remaining unamortized premium on these purchased loans was $368 thousand and $434 thousand, respectively, and is included in the commercial real estate loan category with the remaining principal on these loans. All of these loans were classified as performing as of December 31, 2007.

Loan Concentrations.  The aggregate maturities of certain loans in the Bank’s loan portfolio at December 31, 2007 are shown in the following table. Additionally, the table identifies the balance of loans with variable and adjustable interest rates which mature in greater than one year. Actual maturities may differ from the contractual maturities shown below as a result of renewals and prepayments:

					Loans Over One Year
	Maturity				by Rate Sensitivity
	Less than 1 Year	1-5 Years	Thereafter	Total	Fixed Rate	Variable Rate
	($ in thousands)

Commercial, Financial and Agriculture	$244,428	$144,602	$89,803	$478,833	$102,606	$131,799
Construction — Real Estate	361,936	56,477	—	418,413	3,882	52,595

Total	$606,364	$201,079	$89,803	$897,246	$106,488	$184,394

The following table provides a summary of the major categories of loans and the percentage of the total composition for each as of December 31, 2007 and 2006.

	2007	% of Total	2006	% of Total
	($ in thousands)

Commercial real estate	$580,627	33%	$529,699	43%
Construction, land development and other land	523,913	30%	230,313	19%
Commercial and industrial	321,638	18%	200,217	16%
Agricultural	157,196	9%	155,433	13%
Residential Real Estate	153,043	8%	86,371	7%
Installment and other	31,455	2%	18,853	2%

Total loans	$1,767,872	100%	$1,220,886	100%

Management has assessed, and will continue to assess on an on-going basis, the effect of the economy within the Bank’s principal market area on the credit risk in the loan portfolio and of overall economic conditions on the entire balance sheet. Management is aware of recent downturns in the residential real estate economy which has adversely affected the credit quality of that portion of the loan portfolio. Additionally, management recognizes certain geographical concentrations in the market areas serviced and continues to closely monitor the Bank’s credit quality and focus on identifying potential problem credits and any loss exposure in a timely manner. Industry concentration and related limits will continue to be subject to on-going assessments.

The following table provides a summary of certain loan types included within the construction, land development and other land loans as of December 31, 2007:

2007
($ in thousands)

Residential land development	$201,631
Commercial construction	128,129
Builder spec	50,395
Residential consumer	41,231
Raw land	33,158
Builder custom	20,383
Other	48,986

Total construction, land development and other land	$523,913

As of December 31, 2007, the Bank’s largest 20 credit relationships consisted of loans and loan commitments ranging from $10.1 million to $25.5 million, with an aggregate total credit exposure of $304.8 million and outstanding balances of $224.9 million. Bank management believes that these credits have been underwritten in an appropriate manner and structured to minimize the Bank’s potential exposure to loss.

Asset Quality and Non-performing Assets.  The following table provides information for the Company’s non-performing assets:

	As December 31,
	2007	2006	2005	2004	2003
	($ in thousands)

Non-performing loans:
Non-accrual loans	$39,098	$11,500	$14,452	$24,222	$12,485
Accruing loans 90 days or more past due	—	—	31	53	43

Total non-performing loans	39,098	11,500	14,483	24,275	12,528
Other real estate owned and other repossessed assets	1,230	644	2,221	4,201	7,408

Total non-performing assets	$40,328	$12,144	$16,704	$28,476	$19,936

Allowance for loan losses	$25,258	$15,136	$13,895	$18,282	$12,252
Reserve for unfunded commitments	1,374	881	466	193	201

Allowance for credit losses	$26,632	$16,017	$14,361	$18,475	$12,453

Government guarantee portion of loans excluded from
non-performing loans	$992	$3,978	$1,225	$1,276	$334
Ratio of total non-performing assets to total assets	1.90%	0.86%	1.51%	2.71%	1.95%
Ratio of total non-performing loans to total loans	2.21%	0.94%	1.50%	2.62%	1.43%
Ratio of allowance for credit losses to total non-performing loans	68.12%	139.28%	99.16%	76.11%	99.40%

Non-performing assets include loans that are 90 or more days past due or in non-accrual status, and real estate and other loan collateral acquired through foreclosure and repossession. Accruing loans 90 days or more past due may remain on an accrual basis because they are adequately collateralized and in the process of collection. For non-accrual loans, no interest income is recognized unless the borrower demonstrates an ability to resume payments of principal and interest, and the loan is returned to accrual status. Interest previously accrued, but not collected, is reversed and charged against income at the time a loan is placed on non-accrual status.

Total non-performing assets, net of government guarantees, were $40.3 million or 1.90% of total assets as of December 31, 2007. This compares to $12.1 million or 0.86% of total assets, at December 31, 2006. These amounts exclude government guarantees of $992 thousand and $4.0 million for the years ended December 31, 2007 and 2006, respectively.

Significant events in non-performing assets during the year ended December 31, 2007 are discussed below.

•	During the fourth quarter of 2007, one loan extended in connection with a residential development in the Boise, Idaho metropolitan area was placed on non-accrual status and a $2.0 million charge-off was recorded. The remaining carrying value of $8.5 million is supported by a wholesale based appraisal, less selling costs. The project is being marketed to investors and the Bank has started foreclosure action.

•	During the fourth quarter of 2007, a relationship with a Utah-based residential builder totaling $5.7 million was placed on non-accrual status. The carrying value is supported based on a discounted value of the underlying collateral.

•	During the fourth quarter of 2007, a relationship with a land acquisition and development borrower in the Provo, Utah market with a carrying value of $4.9 million was placed on non-accrual status. The carrying value of the loan is supported based on a discounted value of the underlying collateral.

•	As of December 31, 2007, a wood products manufacturing loan relationship with a carrying value of $3.8 million was included in non-accrual loans. It has been determined that the company’s operations will be wound down and the existing inventory and accounts receivable liquidated. The carrying value is supported by receivables, inventory and real estate unrelated to the business operations. During the year ended December 31, 2007, there were $6.6 million of charge-offs related to this relationship.

•	During the fourth quarter of 2007 a residential development loan in the St. George, Utah market with a carrying value of $2.9 million was placed on non-accrual status. The carrying value is supported based on a discounted value of the underlying collateral. The Bank is anticipating this loan be paid off in the first quarter of 2008 to avoid foreclosure.

•	During the year ended December 31, 2007, the Company sold $5.0 million of non-performing loans to third parties and recognized an aggregate charge-off of $1.3 million.

The Bank has evaluated adequacy for all collateral dependent impaired loans that are included in non-performing loans and believes the carrying values are supported. Had the non-performing loans been performing during the year, the Company would have recognized an additional $1.3 million in interest income.

Analysis of Allowance for Loan Losses

The allowance for loan losses is established to absorb known and inherent losses primarily resulting from loans outstanding as of the statement of condition date. Accordingly, all loan losses are charged to the allowance and all recoveries are credited to it. The provision for loan losses charged to operating expense is based on past credit loss experience and other factors which in management’s judgment deserve current recognition in estimating probable credit losses. Such other factors include growth and composition of the loan portfolio, credit concentrations, trends in portfolio volume, maturities, delinquencies and non-accruals, historical loss trends and general economic conditions. While management uses the best information available to base its estimates, future adjustments to the allowance may be necessary if economic conditions, particularly in the Company’s market areas, differ substantially from the assumptions initially used. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

The Company utilizes a loan loss reserve methodology and documentation process which it believes is consistent with SEC Accounting Bulletin No. 102, Selected Loan Loss Allowance Methodology and Documentation

Issues. Additionally, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 114, Accounting by Creditors for Impairment of a Loan, and SFAS No. 118, Accounting by Creditors for Impairment of a Loan — Income Recognition and Disclosures. These accounting pronouncements require specific identification of an allowance for loan loss for an impaired loan. To this end, the Company developed a systematic methodology using a nine-grade risk rating system to determine its allowance for loan losses. Current collateral values, less costs to sell, are considered in cases where this type of analysis is applicable. On a quarterly basis, the allowance is recalculated using the methodology to determine if the allowance is adequate.

This methodology includes a detailed analysis of the loan portfolio that is performed by competent and well-trained personnel who have the skills and experience to perform analyses, estimates, reviews and other loan loss methodology functions. All loans are considered in the analysis, either on an individual or group basis, using current data. Loans are evaluated for impairment on an individual basis, if applicable, and the remainder of the portfolio is segmented into groups of loans with similar risk characteristics. Additionally, the methodology includes consideration of particular risks inherent in different kinds of lending. The analysis ensures the loan loss allowance balance and methodology is in accordance with accounting principles generally accepted in the United States of America and, further, that it also complies with the provisions of the Interagency Policy Statement issued in 2006 by the federal bank regulatory agencies. Management believes that the allowance for loan losses is adequate as of December 31, 2007.

At December 31, 2007 and 2006, the Company had $26.5 million and $19.3 million, respectively of loans that were not classified as non-performing but for which known information about the borrower’s financial condition caused management to have concern about the ability of the borrowers to comply with the repayment terms of the loans. These loans were identified through the loan review process described above that provides for assignment of a risk rating based on a nine-grade scale. Based on the evaluation of current market conditions, loan collateral, other secondary sources of repayment and cash flow generation, management does not anticipate any significant losses related to these loans. These loans are subject to continuing management attention and are considered in the determination of the allowance for loan losses. A decline in the economic conditions in the Company’s market areas or other factors could adversely impact individual borrowers or the loan portfolio in general. Accordingly, there can be no assurance that other loans will not become 90 days or more past due, be placed on non-accrual or transferred to foreclosed real estate and other foreclosed assets in the future.

The following table sets forth information by loan type regarding charge-offs and recoveries in the Company’s allowance for loan losses for the years ended December 31, as follows:

	2007	2006	2005	2004	2003
	($ in thousands)

Balance of allowance for loan losses at beginning of period	$15,136	$13,895	$18,282	$12,252	$10,170
Charge-offs
Commercial real estate	1,383	218	3,394	190	960
Construction, land development, and other land	2,475	54	614	254	687
Commercial and industrial	9,449	6,015	1,023	6,578	1,452
Agricultural	211	363	908	—	177
Residential real estate	649	43	160	248	554
Installment and other	1,103	328	826	852	694

Total charge-offs	15,270	7,021	6,925	8,122	4,524
Recoveries
Commercial real estate	10	93	87	28	1
Construction, land development, and other land	—	—	17	453	—
Commercial and industrial	245	171	88	515	71
Agricultural	—	341	10	—	90
Residential real estate	28	2	72	16	14
Installment and other	239	211	172	86	205

Total recoveries	522	818	446	1,098	381
Net charge-offs	14,748	6,203	6,479	7,024	4,143
Provision for loan losses	17,341	5,376	2,092	13,054	6,225
Allowance acquired through acquisition	7,529	2,068	—	—	—

Balance of allowance for loan losses at end of period	$25,258	$15,136	$13,895	$18,282	$12,252

Ratio of net charge-offs to average loans	0.93%	0.54%	0.68%	0.77%	0.50%
Ratio of provision for loan losses to average loans	1.09%	0.47%	0.22%	1.43%	0.76%
Recoveries as a percentage of charge-offs	3.42%	11.65%	6.44%	13.52%	8.42%
Average loans outstanding during the period	$1,585,078	$1,145,558	$952,151	$913,844	$821,407

The following table presents an allocation of the allowance for loan losses by category. In making the allocation, consideration was given to such factors as management’s evaluation of risk in each category, current economic conditions and charge-off experience. An allocation of the allowance for loan losses is an estimate of the portion of the allowance which will be used to cover future charge-offs in each loan category, but it does not preclude any portion of the allowance allocated to one type of loan from being used to absorb losses of another loan type.

	December 31,
	2007		2006		2005		2004		2003
		Loans to		Loans to		Loans to		Loans to		Loans to
	Amount of	Gross	Amount of	Gross	Amount of	Gross	Amount of	Gross	Amount of	Gross
	Allowance	Loans	Allowance	Loans	Allowance	Loans	Allowance	Loans	Allowance	Loans
	($ in thousands)

Commercial real estate	$6,281	33%	$5,251	43%	$4,769	44%	$6,399	35%	$4,564	37%
Construction, land development
and other land	9,611	30%	2,197	19%	1,719	17%	4,388	24%	2,343	19%
Commercial and industrial	4,444	18%	2,922	16%	3,403	18%	3,108	17%	2,001	16%
Agricultural	2,672	9%	3,513	13%	2,933	13%	2,742	15%	2,010	17%
Residential real estate	1,261	8%	890	7%	729	6%	1,097	6%	850	7%
Installment and other	989	2%	363	2%	342	2%	548	3%	484	4%

Total	$25,258	100%	$15,136	100%	$13,895	100%	$18,282	100%	$12,252	100%

Investments

Investment activities are undertaken in accordance with the Asset/Liability Management Policy that has been approved by the Board of Directors of the Company. Activities are reviewed by the Asset/Liability Management Committee and the Board of Directors of the Company. The following table sets forth the carrying value, by type, of the securities in the Company’s portfolio at December 31, 2007, 2006 and 2005:

		% of		% of		% of
	2007	Total	2006	Total	2005	Total
	($ in thousands)

Obligations of federal government agencies	$17,446	26%	$11,857	30%	$12,769	41%
Obligations of states, municipalities and
political subdivisions	19,585	29%	9,062	23%	7,625	24%
Mortgage-backed securities	26,360	40%	14,739	37%	6,815	22%
Corporate Securities	1,487	2%	1,481	4%	2,866	9%
Other securities	2,107	3%	2,379	6%	1,289	4%

Total securities	$66,985	100%	$39,518	100%	$31,364	100%

At December 31, 2007, the amortized cost of the Company’s securities exceeded fair value by $197 thousand. At December 31, 2006 and 2005, the fair value of the Company’s securities exceeded amortized cost by $100 thousand and $95 thousand, respectively. Government agency and privately issued securities comprised 86% and 14%, respectively, of total mortgage-backed securities at December 31, 2007. There were no sub-prime securities in the portfolio at December 31, 2007, 2006 or 2005. No portion of the Company’s investment portfolio is invested in derivative securities (meaning securities whose value derives from the value of an underlying security or securities, or market index of underlying securities’ values).

The following table sets forth the carrying values, maturities and approximate average aggregate yields of securities in the Company’s investment portfolio by type at December 31, 2007:

	Yield	Amount
	($ in thousands)

U.S. Treasury and other U.S. government agencies:
1 year or less	4.54%	$11,325
Over 1 through 5 years	5.19%	4,700
Over 5 through 10 years	4.70%	1,421

Total	4.73%	$17,446

States and political subdivisions:
1 year or less	4.05%	$1,781
Over 1 through 5 years	4.43%	6,293
Over 5 through 10 years	4.18%	3,441
Over 10 Years	4.09%	8,070

Total	4.21%	$19,585

Other securities, including mortgage-backed and corporate:
1 year or less	5.56%	$1,523
Over 1 through 5 years	5.23%	3,671
Over 5 through 10 years	5.12%	5,686
Over 10 years	4.79%	19,074

Total	4.95%	$29,954

Total investment securities:
1 year or less	4.59%	$14,629
Over 1 through 5 years	4.87%	14,664
Over 5 through 10 years	4.76%	10,548
Over 10 years	4.58%	27,144

Total	4.68%	$66,985

The weighted average yield related to states and political subdivisions reflects the actual yield and is not presented on a tax equivalent basis. Mortgage-backed securities have been classified above based on contractual maturities. Other non-maturity securities have been included in the over 10 years classification above.

Goodwill and Intangible Assets

At December 31, 2007, AWBC had goodwill and intangible assets of $127.9 million and $16.9 million, respectively, as compared to $33.1 million and $7.5 million, respectively at December 31, 2006. The goodwill recorded in connection with the FWBC and CTB mergers represented the excess of the purchase price over the estimated fair value of the net assets acquired. A portion of the purchase price was allocated to the value of FWBC and CTB’s core deposits, which included all deposits except time deposits. Additionally, the intangible assets include covenants not to compete. The FWB core deposit intangible is being amortized on an accelerated basis with an anticipated life of 10 years. The CTB core deposit intangible asset is being amortized on a straight-line basis with an anticipated life of 8 years. The goodwill is evaluated for impairment on an annual basis, or sooner if events or circumstances indicate a potential impairment.

Deposits

The Bank’s primary source of funds is customer deposits. The Bank strives to maintain a high percentage of non-interest bearing deposits, which lowers the Bank’s cost of funds and results in higher net interest margins. At

December 31, 2007, 2006 and 2005, the Company’s ratios of non-interest bearing deposits to total deposits were 22.4%, 21.0% and 21.3%, respectively.

The following table sets forth the average balances for each major category of deposits and the weighted average interest rate paid for deposits for the years ended 2007, 2006 and 2005:

	2007		2006		2005
	Average	Interest	Average	Interest	Average	Interest
	Balance	Rate	Balance	Rate	Balance	Rate
	($ in thousands)

Interest bearing demand deposits	$130,553	0.76%	$88,936	0.73%	$67,700	0.41%
Savings and MMDA deposits	500,367	3.04%	351,697	2.91%	343,574	2.00%
Time deposits	493,323	4.88%	376,340	4.24%	283,639	2.85%
Non-interest bearing demand deposits	318,878	—	218,230	—	179,115	—

Total	$1,443,121	2.79%	$1,035,203	2.59%	$874,028	1.74%

The following table shows the amounts and maturities of time deposits that had balances of $100,000 or more at December 31, 2007, 2006 and 2005:

	2007	2006	2005
	($ in thousands)

Less than three months	$104,825	$79,066	$39,168
Three months to six months	66,401	47,338	53,419
Six months to one year	95,548	66,426	30,604
Over one year	21,430	24,678	25,910

Total	$288,204	$217,508	$149,101

Time deposits in the table above include brokered certificates of deposits of $103.1 million, $56.4 million, and $27.3 million as of December 31, 2007, 2006 and 2005, respectively. All of the brokered certificates of deposit mature prior to December 31, 2008. Brokered certificates of deposit provide a source of liquidity for the Bank.

Borrowings

Overnight borrowings consist of borrowings with the FHLB, federal funds (Fed Funds) purchased through correspondent institutions and borrowings on the line of credit by the Parent Company. The following table sets forth the outstanding overnight borrowings and the maximum amount outstanding at any month-end during the respective years:

	December 31,
	2007	2006	2005
	($ in thousands)

Overnight advances outstanding at year-end	$104,871	$12,850	$531
Maximum amount of outstanding advances at any month-end	$104,871	$94,583	$64,839

Borrowings increased $159.2 million to $285.9 million at December 31, 2007 as compared to December 31, 2006. This increase includes $35.7 million of Fed Funds purchased and the issuance of junior subordinated debt during the year of $20.6 million related to the FWBC merger. The increase in borrowings is related mainly to the increase in loan demand and a slower than expected growth in deposit balances.

Liquidity and Capital Resources

Management believes that the Company’s cash flow will be sufficient to support its existing operations for the foreseeable future. Cash flows from operations contribute significantly to liquidity, as do proceeds from maturities of securities and increasing customer deposits. In 2007, the Company generated $28.9 million in net cash flows from its operating activities, compared to $20.7 million in 2006. Additionally, the Company generated $179.5 million and $83.3 million in net cash from financing activities in 2007 and 2006, respectively.

The Bank’s primary source of funds is its deposits. In addition, the Bank has the ability to borrow from various sources, including the FHLB and correspondent banks that provide Fed Funds lines. At December 31, 2007, the Bank had $102.7 million of available credit (after deducting outstanding borrowings) from these sources compared to $244.2 million at December 31, 2006.

The Parent Company had cash balances of $757 thousand as of December 31, 2007. The Parent Company received cash dividends of $11.5 million from the Bank, which was principally used to fund a portion of the cash consideration paid related to the merger with FWB, pay interest costs related to junior subordinated debt and pay cash dividends. Additionally, the Parent Company issued junior subordinated debentures of $20.6 million related to the merger. The Parent Company paid $0.15 and $0.09 per share of dividends on its common stock during 2007 and 2006, respectively. There were no common stock repurchases during the year ended December 31, 2007.

The Parent Company’s ability to service borrowings is generally dependent upon the availability of dividends from the Bank. The payments of dividends by the Bank are subject to limitations imposed by law and governmental regulations. In determining whether the Bank or the Company will declare a dividend, the respective boards of directors consider factors including financial condition, anticipated growth, acquisition opportunities, and applicable laws, regulations and regulatory capital requirements. Another potential source of cash is a line of credit of $20.0 million that the Parent Company has with a correspondent bank. There were no outstanding borrowings on the line of credit at December 31, 2007.

The Company’s total stockholders’ equity increased to $284.0 million at December 31, 2007 as compared to $152.0 million at December 31, 2006. This increase is related to retained net income of $6.1 million and stock issued related to the FWBC merger of $124.4 million. At December 31, 2007, stockholders’ equity was 13.4% of total assets, compared to 10.7% at December 31, 2006. At December 31, 2007 and 2006, the Company also held cash and cash equivalent assets of $47.1 million and $55.7 million, respectively.

The capital levels of the Company and the Bank exceeded applicable regulatory well-capitalized guidelines at December 31, 2007 and 2006. Regulatory capital ratios can be reviewed in Note 22 Regulatory Matters under Item 8 of this report.

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

Contractual Obligations

The following summarizes the Company’s contractual obligations at December 31, 2007:

	Less Than	1-3	3-5
	1 Year	Years	Years	Thereafter	Total
	($ in thousands)

FHLB advances	$174,384	$33,068	$600	$—	$208,052
Capital lease obligations	79	160	—	—	239
Junior subordinated debentures	—	—	—	40,619	40,619

Obligations reflected on
Consolidated Statements of Condition	$174,463	$33,228	$600	$40,619	$248,910

Operating lease obligations	$3,304	$6,193	$6,052	$28,367	$43,916
Salary continuation agreements	440	979	1,246	10,975	13,640
Other contractual obligations	2,121	3,002	222	95	5,440

Obligations not reflected on Consolidated Statements of Condition	$5,865	$10,174	$7,520	$39,437	$62,996

Total	$180,328	$43,402	$8,120	$80,056	$311,906

The table above does not include time deposit liabilities or accrued interest liabilities.

Off-balance Sheet Arrangements

In the ordinary course of business, the Company has entered into off-balance sheet financial instruments consisting of commitments to extend credit, commercial letters of credit and standby letters of credit and financial guarantees written. Such financial instruments are held for purposes other than trading and are recorded in the financial statements when they are funded or related fees are incurred or received. Since many of the commitments will expire without being drawn upon, the total commitment amounts do not necessarily reflect future cash requirements. The following summarizes the amount of commitments per expiration period:

	Less Than	1-3	3-5
	1 Year	Years	Years	Thereafter	Total
	($ in thousands)

Commitments to extend credit	$379,054	$72,995	$9,894	$71,713	$533,656
Standby letters of credit and financial guarantees written	36,158	10,424	4,782	—	51,364

Total	$415,212	$83,419	$14,676	$71,713	$585,020

Recent Accounting Pronouncements

Refer to Note 2 under Item 8 of this Report.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

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

As is true for any banking services provider, unfavorable changes in the interest rate environment may reduce net interest income. Net interest spreads are affected by the difference between the maturities and repricing characteristics of interest earning assets and interest bearing liabilities. In addition, loan volumes and yields are affected by market interest rates on loans. While an increase in the general level of interest rates may increase the net interest margin and loan yields, it may adversely affect the ability of borrowers with variable rate loans to make principal and interest payments. Accordingly, changes in levels of market interest rates could materially and adversely affect the net interest spread, asset quality, loan origination volume and overall profitability.

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

Based on the simulation results, shown below as of December 31, 2007 and 2006, the Company’s net interest income may increase under rising interest rates and decline under falling interest rates, indicating that the Company is slightly asset sensitive.

	Percentage Change
	in Net Interest
	Income over
	12 Months
Rate Scenario	2007	2006

Rates increase 200 basis points	4.02%	4.91%
Rates increase 100 basis points	2.08%	2.40%
Rates decrease 100 basis points	(2.03)%	(3.12)%
Rates decrease 200 basis points	(4.18)%	(6.18)%

The Company’s rate sensitivity at December 31, 2007 decreased and the expected impact of rising or falling rates on income was more balanced than at December 31, 2006. This difference resulted primarily from a model change made after an external review that reduces deposit rates quickly as market rates decline, mirroring the prompt rise in deposit rates as market rates increase. As market rates declined during the second half of 2007, the Bank reduced its rates on deposits in a manner consistent with what had been modeled and still maintained the deposit balances.

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

The Company’s policy sets limits on the allowable change in one year of net interest income if rates rise or fall by 200 basis points. Percentage changes noted in the table above are within these limits.

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

The table below shows the effect on equity of market value changes of the Company’s financial assets and liabilities if interest rates change immediately up or down by 100 or 200 basis points as of December 31, 2007:

Percentage
Change in
Rate Scenario	EVE

Rates increase 200 basis points	4.27%
Rates increase 100 basis points	2.52%
Rates decrease 100 basis points	(0.67)%
Rates decrease 200 basis points	(0.97)%

The Company’s policy sets limits on allowable changes in the economic value of equity if rates rise or fall by 200 basis points. Percentage changes noted in the table above are within these limits. Since the market value of the Company’s equity would increase with rising interest rates, this table again indicates the Company is slightly asset sensitive.

Interest Rate Sensitivity Gap

The table below presents the Company’s balance sheet with estimated repricing information as of December 31, 2007. It indicates that the Company has more liabilities than assets repricing during the first year. It should be noted that transaction deposits (interest bearing demand deposits, savings and MMDA) comprise the major portion of these liabilities, and changes in rates on these deposits often occur after changes to key index rates on loans.

	Repricing Interval
	1-3	4-12	2-5	Over 5	Non Rate
	Months	Months	Years	Years	Sensitive	Total
	($ in thousands)

Assets
Overnight interest bearing deposits with other banks	$498	$—	$—	$—	$—	$498
Securities	10,554	14,340	22,047	19,847	197	66,985
Loans and loans held for sale, gross	982,598	194,292	473,598	88,746	39,743	1,778,977
Non-interest earning assets	—	—	—	—	273,785	273,785

Total Assets	$993,650	$208,632	$495,645	$108,593	$313,725	$2,120,245

Liabilities and Shareholders’ Equity
Interest bearing demand deposits	$147,826	$—	$—	$—	$—	$147,826
Savings and MMDA deposits	530,488	—	—	—	—	530,488
Time deposits	172,476	281,739	53,899	298	—	508,412
FHLB advances	128,500	46,000	33,552	—	—	208,052
Other borrowings and capital lease obligations	36,372	—	239	—	—	36,611
Junior subordinated debt	13,403	—	27,836	—	—	41,239
Non-interest bearing liabilities and stockholders’ equity	—	—	—	—	647,617	647,617

Total Liabilities and Stockholders’ Equity	$1,029,065	$327,739	$115,526	$298	$647,617	$2,120,245

Interest Rate Repricing Gap	(35,415)	(119,107)	380,119	108,295	(333,892)
Cumulative Repricing Gap	(35,415)	(154,522)	225,597	333,892	—
Cumulative Gap as a% of Total Earning Assets	(1.9)%	(8.4)%	12.2%	18.1%

Item 8.	Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
AmericanWest Bancorporation

We have audited the accompanying consolidated statements of financial condition of AmericanWest Bancorporation and subsidiaries (Company) as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for the three years in the period ended December 31, 2007. We also have audited the Company’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinion.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of AmericanWest Bancorporation and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, AmericanWest Bancorporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/  Moss Adams LLP

Spokane, Washington
March 3, 2008

AMERICANWEST BANCORPORATION

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
DECEMBER 31, 2007 AND 2006

	2007	2006
	($ in thousands)

ASSETS
Cash and due from banks	$46,591	$45,866
Overnight interest bearing deposits with other banks	498	9,863

Cash and cash equivalents	47,089	55,729
Securities, available-for-sale at fair value	66,985	39,518
Loans, net of allowance for loan losses of $25,258 and $15,136, respectively	1,738,838	1,204,519
Loans, held for sale	11,105	2,913
Accrued interest receivable	11,766	8,311
FHLB stock	7,801	6,319
Premises and equipment, net	47,426	30,484
Foreclosed real estate and other foreclosed assets	1,230	644
Bank owned life insurance	29,104	19,716
Goodwill	127,852	33,073
Intangible assets	16,942	7,506
Other assets	14,107	7,796

TOTAL ASSETS	$2,120,245	$1,416,528

LIABILITIES
Non-interest bearing demand deposits	$342,701	$236,375
Interest bearing deposits:
NOW, savings account and money market accounts	678,314	476,852
Time, $100,000 and over	288,204	217,508
Other time	220,208	193,204

TOTAL DEPOSITS	1,529,427	1,123,939
Federal Home Loan Bank advances	208,052	105,759
Other borrowings and capital lease obligations	36,611	307
Junior subordinated debt	41,239	20,620
Accrued interest payable	5,339	4,270
Other liabilities	15,590	9,596

TOTAL LIABILITIES	1,836,258	1,264,491

STOCKHOLDERS’ EQUITY
Common stock, no par, shares authorized 50 million; 17,270,763 issued and 17,199,992 oustanding at December 31, 2007; 11,467,648 issued and 11,388,315 outstanding at December 31, 2006	253,150	127,396
Retained earnings	30,709	24,576
Accumulated other comprehensive income, net of tax	128	65

TOTAL STOCKHOLDERS’ EQUITY	283,987	152,037

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,120,245	$1,416,528

The accompanying notes are an integral part of the financial statements.

AMERICANWEST BANCORPORATION

CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

	2007	2006	2005
	($ in thousands, except per share amounts)

Interest Income
Interest and fees on loans	$130,980	$91,743	$70,898
Interest on securities	2,931	1,901	1,176
Other interest income	381	209	246

Total Interest Income	134,292	93,853	72,320

Interest Expense
Interest on deposits	40,302	26,843	15,223
Interest on borrowings	9,901	6,724	3,110

Total Interest Expense	50,203	33,567	18,333

Net Interest Income	84,089	60,286	53,987
Provision for loan losses	17,341	5,376	2,092

Net Interest Income After Provision for Loan Losses	66,748	54,910	51,895

Non-interest Income
Fees and service charges on deposits	9,199	5,526	4,942
Fees on mortgage loan sales	3,175	1,713	1,293
Other	3,723	2,036	2,148

Total Non-interest Income	16,097	9,275	8,383

Non-interest Expense
Salaries and employee benefits	41,212	30,284	23,439
Occupancy expense, net	5,710	4,167	3,534
Equipment expense	6,606	3,943	2,657
State business and occupation tax	1,290	1,238	960
Amortization of intangible assets	3,480	982	251
Foreclosed real estate and other foreclosed assets expense	322	750	669
Other	11,928	10,834	9,898

Total Non-interest Expense	70,548	52,198	41,408

Income Before Provision for Income Tax	12,297	11,987	18,870
Provision for Income Tax	3,759	4,357	4,998

Net Income	$8,538	$7,630	$13,872

Basic earnings per common share	$0.54	$0.68	$1.33
Diluted earnings per common share	$0.54	$0.67	$1.31
Basic weighted average shares outstanding	15,766,041	11,182,526	10,407,180
Diluted weighted average shares outstanding	15,863,583	11,354,654	10,593,903

The accompanying notes are an integral part of the financial statements.

AMERICANWEST BANCORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND
COMPREHENSIVE INCOME
YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

					Accumulated
				Unearned	Other
	Common Stock		Retained	Employee	Comprehensive		Comprehensive
	Shares	Amount	Earnings	Compensation	Income (Loss)	Total	Income
	($ in thousands)

Balances, December 31, 2004	10,269,454	$100,812	$4,057	$—	$206	$105,075	$9,238
Issuances of common stock under equity incentive plans, net of tax benefits	221,453	$2,660				$2,660
Net income			13,872			13,872	13,872
Restricted stock awards activity (Note 15)	56,500	1,195		(1,195)		—
Compensatory restricted stock awards				100		100
Compensatory stock options issued			38			38
Net change in unrealized loss on available-for-sale securities, net of $143 tax benefit					(268)	(268)	(268)

Balances, December 31, 2005	10,547,407	$104,667	$17,967	$(1,095)	$(62)	$121,477	$13,604

Issuances of common stock under equity incentive plans, net of tax benefits	176,662	2,557				2,557
Net Income			7,630			7,630	7,630
Compensatory restricted stock awards		82				82
Restricted stock awards activity (Note 15)	22,833	(1,095)		1,095		—
Stock issued in connection with acquisition	720,746	20,592				20,592
Cash Dividends ($0.09 per share)			(1,021)			(1,021)
Compensatory stock options issued		593				593
Net change in unrealized gain on available-for-sale securities, net of $68 tax liability					127	127	127

Balances, December 31, 2006	11,467,648	$127,396	$24,576	$—	$65	$152,037	$7,757

Issuances of common stock under equity incentive plans, net of tax benefits	55,363	611				611
Net Income			8,538			8,538	8,538
Restricted stock awards activity (Note 15)	3,555	222				222
Stock issued in connection with acquisition	5,744,197	124,423				124,423
Cash Dividends ($0.15 per share)			(2,405)			(2,405)
Compensatory stock options issued		498				498
Net change in unrealized gain on available-for-sale						—
securities, net of $22 tax liability					63	63	63

Balances, December 31, 2007	17,270,763	$253,150	$30,709	$—	$128	$283,987	$8,601

The accompanying notes are an integral part of the financial statements.

AMERICANWEST BANCORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

	2007	2006	2005
	($ in thousands)

CASH FLOWS PROVIDED BY OPERATING ACTIVITIES
Net Income	$8,538	$7,630	$13,872
Adjustments to reconcile net income to net cash provided by operating activities:
Provisions for loan losses, unfunded commitments and
foreclosed real estate and other foreclosed assets	17,654	6,230	2,401
Depreciation and amortization	6,992	3,392	2,498
Deferred income taxes	4,287	1,146	1,364
Compensatory stock options and restricted stock expense	720	675	138
Loss on write-down or impairment of premises	219	507	—
(Gain)/loss on sale of other premises and equipment, investments
and foreclosed real estate and other foreclosed assets	(639)	(66)	108
Federal Home Loan Bank stock dividends	—	—	(22)
Originations of loans held for sale	(159,754)	(82,938)	(52,993)
Proceeds from loans sold	160,567	83,420	50,895
Changes in assets and liabilities:
Accrued interest receivable	(368)	(419)	(449)
Bank owned life insurance	(1,007)	(533)	580
Other assets	(8,149)	(2,520)	757
Accrued interest payable	661	2,106	754
Other liabilities	(831)	2,069	(1,084)

NET CASH PROVIDED BY OPERATING ACTIVITIES	28,890	20,699	18,819

CASH FLOWS USED IN INVESTING ACTIVITIES
Securities available-for-sale:
Maturities, calls, sales and principal payments	32,882	10,827	8,808
Purchases	(29,872)	(2,878)	(12,156)
Cash acquired in merger, net of cash consideration paid	292	17,858	—
Proceeds from sale of bankcard portfolio	—	—	5,075
Net increase in loans	(214,252)	(119,208)	(48,276)
Death benefit proceeds on life insurance contracts	—	—	1,345
Purchases of premises and equipment	(7,984)	(9,493)	(2,052)
Proceeds from sale of premises and equipment	708	860	1,116
Proceeds from foreclosed real estate and other foreclosed assets	1,791	2,026	4,450
Purchase of trust preferred securities	(619)	(217)	—
Other expenses related to foreclosed real estate and other foreclosed assets	—	—	(225)

NET CASH USED IN INVESTING ACTIVITIES	(217,054)	(100,225)	(41,915)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES
Net increase in deposits	22,102	50,595	2,632
Proceeds from Federal Home Loan Bank advances	495,000	130,000	167,050
Repayments of Federal Home Loan Bank advances and other borrowing activity	(356,403)	(106,037)	(126,136)
Proceeds from issuances of common stock under equity incentive plans	611	2,557	2,277
Proceeds from issuance of junior subordinated debt	20,619	7,217	—
Payment of cash dividend	(2,405)	(1,021)	—

NET CASH PROVIDED BY FINANCING ACTIVITIES	179,524	83,311	45,823

NET CHANGE IN CASH AND CASH EQUIVALENTS	(8,640)	3,785	22,727
Cash and cash equivalents, beginning of year	$55,729	$51,944	$29,217
Cash and cash equivalents, end of year	$47,089	$55,729	$51,944

Supplemental Disclosures:
Cash paid during the period for:
Interest	$49,542	$31,461	$17,579
Income taxes	$11,301	$5,026	$1,885
Non-cash Investing and Financing Activities:
Foreclosed real estate acquired in settlement of loans	$2,134	$701	$2,256
Fair value of assets aquired	$546,000	$229,972	$—
Stock-based consideration issued for acquisition	$(124,423)	$(20,593)	$—
Liabilities assumed in acquisition	$390,384	$190,418	$—

The accompanying notes are an integral part of the financial statements.

AMERICANWEST BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Business and Summary of Significant Accounting Policies

Nature of business:

AmericanWest Bancorporation (Company) is a Washington corporation and a bank holding company headquartered in Spokane, Washington. The Company’s wholly-owned banking subsidiary is AmericanWest Bank (Bank), a Washington state chartered bank that operates in Eastern and Central Washington, Northern Idaho and Utah. The Bank’s operations in Utah are doing business as Far West Bank, a division of AmericanWest Bank. Unless otherwise indicated, reference to the Company shall include the Bank. The Company’s unconsolidated information will be referred to as the Parent Company. As of December 31, 2007, the Company had four wholly-owned trusts (Trusts) that were formed to issue trust preferred securities and related common securities of the Trusts.

Basis of Financial Statement Presentation:

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (GAAP) and with prevailing practices within the banking industry.

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

Securities:

All securities are classified as available-for-sale and are carried at fair value. Fair value is determined using published quotes when available or other indicators of value when such are not available. As of December 31, 2007, published quotes were available for approximately 98% of all available-for-sale investment securities. Unrealized holding gains and losses, net of tax, on available-for-sale securities are excluded from earnings and reported as a net amount in a separate component of stockholders’ equity until realized. Gains and losses on the sale of available-for-sale securities are determined using the specific identification method and are recorded on the trade date. Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities.

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

AMERICANWEST BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

However, stock redemptions are at the discretion of the FHLB. Cash and stock dividends received related to the FHLB stock was approximately $45 thousand, $6 thousand and $22 thousand for the years ended December 31, 2007, 2006 and 2005, respectively.

Loans held for sale:

Loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or fair value. Net unrealized losses are recognized through a valuation allowance by charges to income. Gains or losses on sales of mortgage loans are recognized based on the differences between the selling price and the carrying value of the mortgage loans sold.

Loans:

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are reported at their outstanding principal adjusted for any charge-offs, the allowance for loan losses, any deferred fees or costs on originated loans and unamortized premiums or discounts on purchased loans.

Interest income is accrued on the unpaid principal balance. For loans held for investment, the Bank’s policy is to defer loan origination and commitment fees as well as certain loan origination costs and to amortize the net amount as an adjustment of the yield of the related loan over its contractual life approximating the interest method.

Loans are classified as impaired when, based on current information and events, it is probable the Bank will be unable to collect all amounts as scheduled under the contractual terms of the loan agreement. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral, if the loan is collateral dependent. Changes in these values are reflected in income through charges to the provision for loan losses.

Income recognition on impaired loans:

The accrual of interest on impaired loans is discontinued when the loan is 90 days past due or when, in management’s opinion, the borrower may be unable to meet payments as they become due. When the interest accrual is discontinued, all unpaid accrued interest is reversed. Payments received at the time a loan is on non-accrual status are applied to principal. Interest income is not recognized until the loan is returned to accrual status. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Allowance for loan losses and reserve for unfunded commitments:

The allowance for loan losses is maintained at a level management believes is adequate to provide for probable loan losses as of the balance sheet dates. The allowance for loan losses is based on an ongoing review of the loan portfolio, which includes consideration of actual loss experience, changes in the size and character of the portfolio, identification of individual problem situations which may affect a borrower’s ability to repay, and evaluation of the prevailing and anticipated economic conditions. The evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available.

The allowance for loan losses is increased by charges to income and decreased by charge-offs, net of recoveries. While management uses available information to recognize losses on loans, changes in economic conditions may necessitate revision of the estimate in future periods.

A reserve for unfunded commitments is maintained at a level that, in the opinion of management, is adequate to absorb probable losses associated with the Bank’s commitment to lend funds under existing agreements such as letters or lines of credit. Management determines the adequacy of the reserve for unfunded commitments based upon reviews of individual credit facilities, current economic conditions, the risk characteristics of the various

AMERICANWEST BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

categories of commitments and other relevant factors. The reserve is based on estimates, and ultimate losses may vary from the current estimates. These estimates are evaluated on a regular basis and, as adjustments become necessary, they are recognized in earnings in the periods in which they become known through charges to other non-interest expense. Draws on unfunded commitments that are considered uncollectible at the time funds are advanced are charged to the reserve for unfunded commitments. Provisions for unfunded commitment losses, and recoveries on commitment advances previously charged-off, are added to the reserve for unfunded commitments, which is included in the Other Liabilities section of the Consolidated Statements of Financial Condition.

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

The allowance for loan losses and reserve for unfunded commitments are both subject to review by banking regulators. The Bank’s primary regulators regularly conduct reviews of the allowance for loan losses and reserve for unfunded commitments as an integral part of their examination process. Should the regulators determine that the allowance for loan losses or reserve for unfunded commitments are not, in their opinion, adequate, the Bank may be required to recognize additional provision for loan losses.

Foreclosed real estate and other foreclosed assets:

Real estate properties acquired through, or in lieu of, loan foreclosure are to be sold and are initially recorded at the lower of the recorded investment or its fair value at the date of foreclosure establishing a new cost basis. After foreclosure, management periodically obtains valuations and the real estate is carried at the lower of carrying amount or fair value less cost to sell. Any subsequent write-downs are recorded as a decrease in the asset and charged against foreclosed real estate and other foreclosed assets expense. Operating expenses of such properties, net of related income, are included in foreclosed real estate and other foreclosed assets expense, and gains and losses on their disposition are included in other non-interest income.

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

In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, management reviews long-lived assets and intangibles any time that a change in circumstance indicates that the carrying amount of these assets may not be recoverable. Recoverability of these assets is determined by comparing the carrying value of the assets to the forecasted undiscounted cash flows of the operation associated with the asset. If the evaluation of the forecasted cash flows indicates that the carrying value of the asset is not recoverable, the asset is written down to fair value. In accordance with SFAS No. 144, any buildings held for sale are recorded at the lower of cost or fair value.

Goodwill and intangible assets:

Net assets of companies acquired in purchase transactions are recorded at fair value at the date of acquisition. Identified intangibles are amortized over the period benefited. Goodwill is not amortized but is reviewed for potential impairment on an annual basis, or more frequently if events or circumstances indicate a potential impairment. An impairment loss is recorded to the extent that the carrying amount of goodwill exceeds its implied fair value. The Company tested its goodwill and found no impairment for the years ended December 31, 2007, 2006 or 2005.

AMERICANWEST BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Income taxes:

The Company files a United States federal income tax return and state tax returns in Idaho and Utah. With few exceptions, the Company is no longer subject to United States federal or state income tax examinations by tax authorities for years before 2004. The Company accounts for income taxes using the liability method, which requires that deferred tax assets and liabilities be determined based on the temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities and tax attributes using enacted tax rates in effect in the years in which the temporary differences are expected to reverse. The Company allocates the provision for income taxes, current receivable or payable and deferred assets and liabilities between the Bank and the Parent Company as if they were stand-alone tax reporting entities. Any estimated accrued interest and/or penalties associated with unrecognized tax assets or liabilities are recognized in tax expense.

Earnings per share:

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed in a similar manner, except that the denominator is increased to include the number of additional common shares that would have been outstanding if potentially dilutive common shares were issued using the treasury stock method. For all periods presented, stock options and unvested restricted stock are the only potentially dilutive instruments issued by the Company.

Stock-based compensation:

Effective January 1, 2006, the Company adopted SFAS No. 123(R), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. Statement 123(R) superseded Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. The fair values were calculated using the Black-Scholes-Merton model. Compensation cost is recorded as if each vesting portion of the award is a separate award.

Comprehensive income:

GAAP requires that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income.

The following table summarizes the available-for-sale securities component of comprehensive income for the periods presented:

	Year Ended December 31,
	2007	2006	2005
	($ in thousands)

Unrealized holding gains (losses) on available-for-sale securities	$41	$182	$(436)
Reclassification adjustments for losses included in income	44	13	25

Net unrealized gains (losses)	$85	$195	$(411)

Tax benefit (liability)	(22)	(68)	143

Net change in unrealized loss on available-for-sale securities	$63	$127	$(268)

AMERICANWEST BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other off-balance sheet instruments:

In the ordinary course of business the Bank has entered into off-balance sheet financial instruments consisting of commitments to extend credit, commercial letters of credit, standby letters of credit and financial guarantees. Such financial instruments are held for purposes other than trading and are recorded in the financial statements when they are funded or related fees are incurred or received.

The Bank has entered into various operating lease agreements mainly for facilities and land, on which banking facilities are located. These leases are for terms ranging from month-to-month to up to 45 years. Certain of these lease agreements have renewal options at the end of the original term and certain lease agreements have escalation clauses in the rent payments. Lease payments are recorded on a straight-line basis over the life of the lease.

Bank owned life insurance:

The Bank has purchased, or acquired through mergers, life insurance policies that provide protection against the adverse financial effects that could result from the death of a key employee and provide tax deferred income. Although the lives of individual current or former management-level employees are insured, the Bank is the owner and beneficiary of all policies. The Bank is exposed to the credit to the extent an insurance company is unable to fulfill its financial obligations under a policy. In order to mitigate this risk, the policies are placed with multiple insurance companies and the Bank regularly monitors their financial condition.

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

Significant group concentrations of credit risk:

Most of the Bank’s business activity is concentrated with customers located within its principal market area. The Bank originates commercial real estate, construction, land development and other land, commercial and industrial, agricultural, residential real estate, installment and other loans. Generally, loans are secured by accounts receivable, inventory, deposit accounts, personal property or real estate. Rights to collateral vary and are legally documented to the extent practicable. Although the Bank has a generally diversified loan portfolio, local economic conditions may affect borrowers’ ability to meet the stated repayment terms. The ability of the Bank’s borrowers to honor their contracts is dependent upon the real estate and general economic conditions in the area.

Advertising:

The Company expenses all costs associated with advertising and promotional efforts as incurred. Advertising costs for the years ended December 31, 2007, 2006 and 2005 were $972 thousand, $1.1 million and $669 thousand, respectively.

Estimates:

In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of certain assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the statement of financial condition and certain revenues and expenses for the period and the accompanying notes. Actual results could differ materially from those estimates. Material estimates that are particularly susceptible to significant changes in the near term relate to the determination of the allowance for loan losses, reserve for unfunded commitments, the valuation of foreclosed real estate and other foreclosed assets and the

AMERICANWEST BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

valuation of goodwill and other intangibles. In connection with the determination of estimated losses on loans and foreclosed real estate and other foreclosed assets, management obtains independent appraisals for significant properties.

Reclassifications:

Certain prior year balances have been reclassified to conform to the current year presentation. During the year ended December 31, 2007, the provision for unfunded commitments was reclassified from the provision for credit losses to other non-interest expense. The provision for loan losses and other non-interest expense reflect the reclassification for all periods presented. These reclassifications had no effect on retained earnings or net income as previously presented.

Note 2.	Recently Issued Accounting Pronouncements

Effective January 1, 2007, the Company adopted Financial Accounting Standards Board (FASB) Interpretation Number (FIN) 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting and reporting for income taxes where interpretation of the tax law may be uncertain. FIN 48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of income tax uncertainties with respect to positions taken or expected to be taken in income tax returns. FIN 48 did not have a material impact.

Effective January 1, 2007, the Company adopted SFAS No. 155, Accounting for Certain Hybrid Instruments, which permits, but does not require, fair value accounting for any hybrid financial instrument that contains an embedded derivative that would otherwise require bifurcation in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement also subjects beneficial interests issued by securitization vehicles to the requirements of SFAS No. 133. The implementation of this guidance, applying the exception outlined in Derivatives Implementation Group Issue B40, did not have a material impact.

Effective January 1, 2007, the Company adopted SFAS No. 156, Accounting for Servicing of Financial Assets — an amendment of FASB Statement No. 140. This standard amends the guidance in SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, to simplify the accounting for servicing assets and liabilities. Specifically, SFAS No. 156 addresses the recognition and measurement of separately recognized servicing assets and liabilities and provides an approach to simplify efforts to obtain hedge-like (offset) accounting. SFAS No. 156 clarifies when an obligation to service financial assets should be separately recognized as a servicing asset or a servicing liability. It also requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable, and permits an entity to choose either the amortization method or the fair value measurement method for subsequent measurement of each class of separately recognized servicing assets and servicing liabilities. The implementation of this guidance did not have a material impact.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations and SFAS No. 160, Noncontrolling Interest in Consolidated Financial Statements. SFAS No. 141® and SFAS No. 160 (Statements) provide new guidance on accounting for business combinations and noncontrolling interests. The statements will require more assets acquired and liabilities assumed to be measured at fair value as of the acquisition date and acquisition related costs, such as legal and due diligence costs, to be expensed when incurred. Noncontrolling interests in subsidiaries are required to initially be valued at fair value and classified as a separate component of equity. The guidance is effective on January 1, 2009, with early adoption prohibited. The Company is evaluating the impact of the implementation of this guidance.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities — Including an amendment of FASB Statement No. 115. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for

AMERICANWEST BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS No. 159 is effective on January 1, 2008 and is not expected to have a material impact.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements. Accordingly, this statement does not require any new fair value measurements. SFAS No. 157 is effective on January 1, 2008 for financial assets and liabilities and on January 1, 2009 for non-financial assets and liabilities. The implementation of this guidance is not expected to have a material impact.

On September 7, 2006, the Emerging Issues Task Force (EITF) reached a final consensus on Issue 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements. Under the new guidance contained in the final consensus, an employer (policy holder) will be required to determine whether they have promised the participant (1) a death benefit, or (2) to maintain the split-dollar arrangement and share some portion of the death benefits of the underlying life insurance policy with the participant. If the employer has promised to provide a death benefit, then a liability for the present value of the death benefit must be accrued over the employee’s required service period. If the employer has promised to maintain the split dollar arrangement and underlying life insurance policy, then the postretirement cost of insurance must be accrued over the employee’s required service period. The implementation of this guidance on January 1, 2008 is not expected to have a material impact.

On March 28, 2007, the EITF reached a final consensus on Issue 06-10, Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements. Issue 06-10 requires an employer to recognize a liability for the postretirement benefit obligation associated with a collateral assignment arrangement in accordance with FASB Statement No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions (if deemed part of a postretirement plan), or APB 12, Omnibus Opinion — 1967 (if not part of a plan), if, on the basis of the substantive agreement with the employee, the employer has agreed to maintain a life insurance policy during the postretirement period or to provide a death benefit. The Task Force also reached a consensus that an employer should recognize and measure the associated asset on the basis of the terms of the collateral assignment arrangement. The Company will adopt the EITF on January 1, 2008 and it is not expected to have a material impact.

Note 3.	Business Combinations

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

The aggregate purchase price was $155.6 million and included cash of $30.0 million, common stock of $124.4 million and direct merger costs of $1.2 million. The value of the 5,744,197 shares issued was determined based on the $21.66 average closing market price of the Company’s common stock for the two trading days before and after the measurement date of March 28, 2007 when the number of shares to be issued was determined. Total transaction expenses of $1.6 million included $1.2 million of direct expenses noted above and $367 thousand of other miscellaneous merger expenses.

AMERICANWEST BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition.

($ in thousands)

Assets acquired:
Cash and cash equivalents	$31,485
Securities	30,217
Loans, net of allowance for loan losses	341,904
Goodwill	94,779
Core deposit intangible	12,916
Premises and equipment, net	13,241
Other assets	21,458

Total assets	$546,000

Liabilities assumed:
Deposits	383,386
Other liabilities	6,998

Total liabilities	$390,384

Net assets acquired	$155,616

The core deposit intangible of $12.9 million is being amortized on an accelerated basis over 10 years. Goodwill of $94.8 million is not amortized but will be reviewed for potential impairment on an annual basis, or if events or circumstances indicate a potential impairment. An insignificant amount of the goodwill recorded is expected to be deductible for tax purposes.

AMERICANWEST BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents unaudited pro forma results of operations related to the acquisition consummated on April 1, 2007 for the years ended December 31, 2007 and 2006. The cost savings and revenue enhancements already realized by the Company as a result of the FWBC merger are included in the AWBC column for the year ended December 31, 2007. Additional cost savings and revenue enhancements anticipated are not reflected in the pro forma consolidated condensed statements of income. No assurance can be given with respect to the ultimate level of such cost savings or revenue enhancements. The AWBC column reflects the Company’s actual results reported for the periods shown. The FWBC column reflects the actual results for the periods shown, prior to the acquisition date. The pro forma column represents purchase adjustments which would have occurred during the periods shown if the acquisition would have occurred on January 1, 2006. The pro forma results do not necessarily indicate the results that would have been obtained had the acquisition actually occurred on January 1, 2006.

For the year ended December 31, 2007

			Pro Forma		Pro Forma
	AWBC	FWBC	Adjustments		Combined
	($ in thousands, except per share amounts)

Net interest income	$84,089	$8,718	$(257	)(a)	$92,550
Provision for loan losses	17,341	2,005			19,346
Non-interest income	16,097	2,413			18,510
Non-interest expense	70,548	8,099	(49	)(b)	78,598

Income before provision for income tax	12,297	1,027	(208)		13,116
Provision for income taxes	3,759	387	(73	)(c)	4,073

Net Income	$8,538	$640	$(135)		$9,043

Basic earnings per share	$0.54				$0.53
Diluted earnings per share	$0.54				$0.52
Basic weighted average shares outstanding	15,766,041				17,182,418
Diluted weighted average shares outstanding	15,863,583				17,279,960

(a)	Amount represents amortization of purchase adjustments and interest expense on junior subordinated debt issuance.

(b)	Amount represents amortization of intangibles.

(c)	Income tax effect of pro forma adjustments.

AMERICANWEST BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the year ended December 31, 2006

			Pro Forma		Pro Forma
	AWBC	FWBC	Adjustments		Combined
	($ in thousands, except per share amounts)

Net interest income	$60,286	$32,351	$(1,277	)(a)	$91,360
Provision for loan losses	5,376	1,506			6,882
Non-interest income	9,275	7,884			17,159
Non-interest expense	52,198	20,385	3,000	(b)	75,583

Income before provision for income tax	11,987	18,344	(4,277)		26,054
Provision for income taxes	4,357	6,700	(1,497	)(c)	9,560

Net Income	$7,630	$11,644	$(2,780)		$16,494

Basic earnings per share	$0.68				$0.97
Diluted earnings per share	$0.67				$0.96
Basic weighted average shares outstanding	11,182,526				16,926,723
Diluted weighted average shares outstanding	11,354,654				17,098,851

(a)	Amount represents amortization of purchase adjustments and interest expense on junior subordinated debt issuance.

(b)	Amount represents amortization of intangibles.

(c)	Income tax effect of pro forma adjustments.

Columbia Trust Bancorp

On March 15, 2006 the Company acquired Columbia Trust Bancorp (CTB) and its wholly-owned subsidiaries, Columbia Trust Bank and Columbia Trust Statutory Trust I, in an acquisition accounted for under the purchase method of accounting. The results of CTB have been included in the consolidated financial statements since that date.

The aggregate purchase price was $39.6 million and included cash of $17.5 million, common stock of $18.0 million, conversion of stock options valued at $2.6 million, and direct merger costs of $1.5 million. The value of the 720,746 shares issued was determined based on the $24.96 average closing market price of the Company’s common stock for the two trading days before and after the measurement date of March 8, 2006 when the number of shares to be issued was determined. Outstanding CTB stock options were converted (using the same 1.8035 exchange ratio applied to the share conversion) into 160,818 stock options at a weighted average fair value of $16.25 per option. Total transaction expenses of $2.8 million included $1.5 million of direct expenses noted above, $771 thousand of merger expenses that were paid by CTB prior to the close of the transaction, $300 thousand of loss related to the reclassification of premises into held for sale and $289 thousand of other miscellaneous expenses.

AMERICANWEST BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The core deposit intangible of $5.8 million is being amortized on a straight-line basis over 8 years. Non-compete agreements of $303 thousand are being amortized on a straight-line basis over 1-2 years. Goodwill of $21.0 million is not amortized but will be reviewed for potential impairment on an annual basis, or if events or circumstances indicate a potential impairment. None of the goodwill of was deductible for tax purposes.

AMERICANWEST BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents unaudited pro forma results of operations related to the acquisition consummated on March 15, 2006, for the year ended December 31, 2006 and for the year ended December 31, 2005. The cost savings already realized by the Company as a result of the CTB merger are included in the AWBC column for the year ended December 31, 2006. Additional cost savings anticipated are not reflected in the pro forma consolidated condensed statements of income. No assurance can be given with respect to the ultimate level of such cost savings. The AWBC column reflects the Company’s actual results reported for the periods shown. The CTB column reflects the actual results for the periods shown, prior to the acquisition date. The pro forma column represents purchase adjustments which would have occurred during the periods shown if the acquisition would have occurred on January 1, 2005. The pro forma results do not necessarily indicate the results that would have been obtained had the acquisition actually occurred on January 1, 2005.

For the year ended December 31, 2006

			Pro forma		Pro forma
	AWBC	CTB	Adjustments		Combined
	(Unaudited, $ in thousands, except per share amounts)

Net interest income	$60,286	$1,411	$(307	)(a)	$61,390
Provision for loan losses	5,376	1,126			6,502
Non-interest income	9,275	(196)			9,079
Non-interest expense	52,198	2,192	97	(b)	54,487

Income before provision for income tax	11,987	(2,103)	(404)		9,480
Provision for income taxes	4,357	(779)	(143	)(c)	3,435

Net Income	$7,630	$(1,324)	$(261)		$6,045

Basic earnings per share	$0.68				$0.53
Diluted earnings per share	$0.67				$0.53
Basic weighted average shares outstanding	11,182,526				11,328,650
Diluted weighted average shares outstanding	11,354,654				11,512,467

(a)	Amount represents amortization of purchase adjustments and interest expense on junior subordinated debt issuance.

(b)	Amount represents amortization of intangibles.

(c)	Income tax effect of proforma adjustments.

AMERICANWEST BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the year ended December 31, 2005

			Pro forma		Pro forma
	AWBC	CTB	Adjustments		Combined
	(Unaudited, $ in thousands, except per share amounts)

Net interest income	$53,987	$8,227	$(658	)(a)	$61,556
Provision for loan losses	2,092	415			2,507
Non-interest income	8,383	772			9,155
Non-interest expense	41,408	7,010	924	(b)	49,342

Income before provision for income tax	18,870	1,574	(1,582)		18,862
Provision for income taxes	4,998	488	(562	)(c)	4,924

Net Income	$13,872	$1,086	$(1,020)		$13,938

Basic earnings per share	$1.33				$1.25
Diluted earnings per share	$1.31				$1.22
Basic weighted average shares outstanding	10,407,180				11,129,536
Diluted weighted average shares outstanding	10,593,903				11,384,561

(a)	Amount represents amortization of purchase adjustments and interest expense on junior subordinated debt issuance.

(b)	Amount represents amortization of intangibles.

(c)	Income tax effect of proforma adjustments.

Note 4.	Cash and Cash Equivalents

The Bank is required to maintain prescribed reserves with the Federal Reserve Bank or in the form of cash. Cash reserve requirements are computed by applying prescribed percentages to various types of deposits. When the Bank’s cash reserves are in excess of that required, it may lend the excess to other banks. Conversely, when cash reserves are less than required, the Bank borrows funds on a daily basis. Such reserve requirements at December 31, 2007 and 2006 were $14.0 million and $1.5 million, respectively. The average amounts of federal funds sold and overnight interest bearing deposits with other banks for the years ended December 31, 2007 and 2006 were $4.9 million and $3.2 million, respectively.

AMERICANWEST BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 5.	Securities

Debt and equity securities have been classified according to management’s intent to have them available-for-sale. The amortized cost of securities, their gross unrealized gains and losses and their fair values at the respective dates are shown in the following table.

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2007	Cost	Gains	Losses	Value
	($ in thousands)

Obligations of federal government agencies	$17,397	$80	$31	$17,446
Obligations of states, municipalities and political subdivisions	19,560	96	71	19,585
Mortgage-backed securities	26,021	340	1	26,360
Corporate securities	1,500	—	13	1,487
Other securities	2,310	—	203	2,107

Total	$66,788	$516	$319	$66,985

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2006	Cost	Gains	Losses	Value
	($ in thousands)

Obligations of federal government agencies	11,927	17	87	$11,857
Obligations of states, municipalities	9,016	90	44	9,062
and political subdivisions Mortgage-backed securities	14,680	94	35	14,739
Corporate securities	1,498	—	17	1,481
Other securities	2,297	82	—	2,379

Total	$39,418	$283	$183	$39,518

The following table includes information on investment securities with unrealized losses at the respective dates.

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2007	Value	Losses	Value	Losses	Value	Losses
	($ in thousands)

Obligations of federal government agencies	$—	$—	$4,936	$31	$4,936	$31
Obligations of states, municipalities and political subdivisions	6,753	33	1,060	38	7,813	71
Mortgage-backed securities	51	—	226	1	277	1
Corporate securities	—	—	1,487	13	1,487	13
Other securities	779	203	—	—	779	203

Total	$7,583	$236	$7,709	$83	$15,292	$319

AMERICANWEST BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2006	Value	Losses	Value	Losses	Value	Losses
	($ in thousands)

Obligations of federal government agencies	$1,318	$14	$4,206	$73	$5,524	$87
Obligations of states, municipalities
and political subdivisions	3,160	13	1,849	31	5,009	44
Mortgage-backed securities	1,666	6	1,946	29	3,612	35
Corporate securities	—	—	1,481	17	1,481	17

Total	$6,144	$33	$9,482	$150	$15,626	$183

Certain investment securities shown above have fair values less than amortized cost and therefore contain unrealized losses. The Company has evaluated these securities and determined that the decline in value is temporary and primarily related to the change in market interest rates since purchase. There were 28 and 46 investment securities with unrealized losses at December 31, 2007 and 2006, respectively. Management has determined that no investment security is other than temporarily impaired. The Company anticipates full recovery of amortized cost with respect to these securities at maturity or sooner in the event of a more favorable market interest rate environment.

Taxable interest income on securities was $2.1 million, $1.4 million and $747 thousand for 2007, 2006 and 2005, respectively. Non-taxable interest income on securities was $691 thousand, $397 thousand and $356 thousand for 2007, 2006 and 2005, respectively. Dividend income on securities was $105 thousand, $80 thousand and $73 thousand for 2007, 2006 and 2005, respectively. During the year ended December 31, 2007, total proceeds from sales of securities were $10.4 million and included gains of $20 thousand and losses of $44 thousand. There were no sales of securities during the years ended December 31, 2006 or 2005.

Securities with an amortized cost of $29.5 million and $16.0 million at December 31, 2007 and 2006, respectively, were pledged for purposes required or permitted by law. The market value of these securities was $29.6 million and $15.9 million at December 31, 2007 and 2006, respectively.

The contractual scheduled maturity of securities at December 31, 2007 was as follows:

	Amortized	Fair
	Cost	Value
	($ in thousands)

Due in one year or less	$14,589	$14,593
Due from one to five years	10,916	10,992
Due from five to ten years	4,852	4,863
Due after ten years	9,115	8,882
Mortgage-backed securities	26,021	26,360
Other non-maturity securities	1,295	1,295

Total	$66,788	$66,985

Expected maturities will differ from contractual maturities as the issuers of certain debt securities have the right to call or prepay their obligations without penalties.

AMERICANWEST BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 6.	Loans, Allowance for Loan Losses and Reserve for Unfunded Commitments

Loan categories as of December 31, 2007 and 2006 were as follows:

	2007	2006
	($ in thousands)

Commercial real estate	$580,627	$529,699
Construction, land development and other land	523,913	230,313
Commercial and industrial	321,638	200,217
Agricultural	157,196	155,433
Residential real estate	153,043	86,371
Installment and other	31,455	18,853

Total loans	1,767,872	1,220,886

Allowance for loan losses	(25,258)	(15,136)
Deferred loan fees, net of deferred costs	(3,776)	(1,231)

Net loans	$1,738,838	$1,204,519

Installment and other loans include $1.1 million and $181 thousand in overdraft deposits reclassified as loans as of December 31, 2007 and 2006, respectively. At December 31, 2007 and 2006 there were $374.7 million and $230.3 million, respectively, of loans pledged as security for borrowings which includes excess collateral.

In 2007, the Company reclassified the provision for unfunded commitments from the provision for credit losses to other non-interest expense. The provision for loan losses for all periods has been adjusted to reflect the reclassification. The activity related to the allowance for loan losses for each of the years ended December 31, 2007, 2006 and 2005, is presented below:

	2007	2006	2005
	($ in thousands)

Balance, beginning of year	$15,136	$13,895	$18,282
Provision for loan losses	17,341	5,376	2,092
Allowance related to acquired loans	7,529	2,068	—
Loans charged-off	(15,270)	(7,021)	(6,925)
Recoveries	522	818	446

Balance, end of year	$25,258	$15,136	$13,895

The activity related to the reserve for unfunded commitments, for each of the years ended December 31, 2007, 2006 and 2005, is presented below:

	2007	2006	2005
	($ in thousands)

Balance, beginning of year	$881	$466	$193
Reserve related to acquired unfunded commitments	257	—	—
Provision for unfunded commitments	236	415	273

Balance, end of year	$1,374	$881	$466

There were no charge-offs or recoveries related to the reserve for unfunded commitments for the years ended December 31, 2007, 2006 and 2005.

AMERICANWEST BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Impaired loan information as of December 31, 2007 and 2006 was as follows:

	2007	2006
	($ in thousands)

Impaired loans:
Impaired loans with specific allowance for loan losses	$—	$6,264
Impaired loans without a specific allowance for loan losses	34,343	2,255

Total impaired loans	$34,343	$8,519

Impaired loans allowance for loan losses	$—	$1,145
Average impaired loans	$14,778	$8,031

Non-performing relationships greater than $500 thousand are included in management’s analysis above as impaired loans. Additionally, there were no impaired loans included above at December 31, 2007 that had government guarantees. At December 31, 2006, the government guaranteed portion of non-performing loans included in the above analysis was $4.0 million.

Note 7.	Premises and Equipment

Major classifications of premises and equipment are summarized as of December 31, 2007 and 2006 as follows:

			Estimated
	2007	2006	Useful Life
	($ in thousands)

Premises	$28,623	$21,878	5-39 Years
Furniture, fixtures, and equipment	17,948	13,123	3-20 Years
Leasehold improvements	9,829	4,976	5-39 Years

	56,400	39,977
Less accumulated depreciation	(16,688)	(13,467)

	39,712	26,510
Land	7,714	3,974

Premises and equipment, net	$47,426	$30,484

Depreciation expense for the years ended December 31, 2007, 2006 and 2005 was $3.7 million, $2.4 million, and $2.2 million, respectively.

As of December 31, 2007 there was one building classified as held for sale with a remaining carrying value of $477 thousand included in premises. The Bank recorded a write-down to the fair value of this building of $219 thousand during 2007 due to changing real estate conditions from the prior year. Subsequent to December 31, 2007, this building was sold with an insignificant gain. During the year ended December 31, 2006, the Bank reclassified three buildings as held for sale related to consolidations which occurred in conjunction with the CTB merger. During the year ended December 31, 2006, the Bank recorded write-downs to the fair values of these properties of $335 thousand. Sales of two of these buildings in 2006 resulted in a net gain of $27 thousand, which was included in other non-interest income in that year. Additionally, during the year ended December 31, 2006, the Bank recorded an impairment of $172 thousand on another building which was taken out of service and replaced with a new facility. The remaining carrying value of the one building held for sale at December 31, 2006 was $697 thousand.

AMERICANWEST BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 8.	Goodwill and Intangible Assets

The following table summarizes the changes in the Company’s goodwill and intangible assets for the years ended December 31, 2007 and 2006. The additions are related to the FWBC merger on April 1, 2007 and the CTB merger on March 15, 2006.

		Intangible
	Goodwill	Assets
	($ in thousands)

Balance, December 31, 2005	$12,050	$2,391
Additions	21,023	6,097
Amortization	—	(982)

Balance, December 31, 2006	$33,073	$7,506

Additions	94,779	12,916
Amortization	—	(3,480)

Balance, December 31, 2007	$127,852	$16,942

The accumulated amortization on intangible assets at December 31, 2007 is $6.1 million. The table below presents the forecasted amortization expense for 2008 through 2012 for other intangible assets acquired in all mergers. The weighted average remaining amortization period for intangible assets is 5.9 years.

Expected
Amortization
($ in thousands)

2008	$3,475
2009	2,864
2010	2,431
2011	2,093
2012	1,809

Note 9.	Bank Owned Life Insurance

The cash surrender values related to life insurance policies, net of estimated surrender charges, were $29.1 million and $19.7 million at December 31, 2007 and 2006, respectively. For the years ended December 31, 2007, 2006 and 2005, income related to bank owned life insurance was $1.0 million, $533 thousand, and $813 thousand, respectively, and is reflected in other non-interest income on the Consolidated Statements of Income.

During the year ended December 31, 2005, the Company received the death benefit related to the death of a former bank executive. The recorded value of the policy was $2.0 million resulting in a gain of $64 thousand.

Note 10.	Income taxes

The components of income tax expense for the years presented were as follows:

	Years Ended December 31,
	2007	2006	2005
	($ in thousands)

Current expense	$8,046	$5,503	$3,634
Deferred tax expense (benefit)	(4,287)	(1,146)	1,364

Income tax expense	$3,759	$4,357	$4,998

AMERICANWEST BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The effective tax rate differs from the statutory tax rate as follows:

	Years Ended December 31,
	2007	2006	2005
	($ in thousands)

Income tax at statutory rate	$4,304	$4,196	$6,604
Effect of tax-exempt interest income	(368)	(222)	(203)
Effect of bank owned life insurance	(353)	(187)	(797)
Effect of tax credits	53	457	(280)
Other	123	113	(326)

Income tax expense	$3,759	$4,357	$4,998

The following were the significant components of deferred tax assets and liabilities:

	Years Ended December 31,
	2007	2006
	($ in thousands)

Deferred tax assets:
Allowance for loan losses and reserve for unfunded commitments	$9,060	$5,531
Deferred compensation expense	3,278	1,158
Acquired intangible asset	1,223	—
Deferred loan fees	1,058	—
Interest on nonaccrual loans	719	408
Other	695	1,444

Total deferred tax assets	16,033	8,541

Deferred tax liabilities:
Intangible assets	5,449	1,905
Depreciation	3,666	1,614
FHLB stock dividend income	909	608
Deferred loan fees	—	269
Other	884	1,048

Total deferred tax liabilities	10,908	5,444

Net deferred tax assets	$5,125	$3,097

The net deferred tax assets as shown in the above table are included in other assets on the Consolidated Statements of Financial Condition. As of December 31, 2007 and 2006 income taxes receivable were $4.2 million and $1.7 million, respectively, and are included in other assets on the Consolidated Statements of Financial Condition. At December 31, 2007, the Company did not have any unrecognized tax benefits. For the years ended December 31, 2007 and 2006 the Company did not recognize any interest or penalties.

During the year ended December 31, 2005, the Company recognized historical rehabilitation tax credits as noted in the table above of $280 thousand. During the years ended December 31, 2007 and 2006, historical rehabilitation tax credits of $120 thousand and $457 thousand, respectively, were subject to recapture due to a modification in the usage of one building and uncertain completion of construction of another building. Additional amounts may be subject to recapture in future years depending on the ultimate usage of these buildings.

AMERICANWEST BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 11.	Federal Home Loan Bank advances and other borrowings:

Federal Home Loan Bank (FHLB) advances maturities and weighted average interest rates as of December 31, 2007 and 2006 are summarized as follows:

	December 31,
	2007		2006
		Weighted		Weighted
		Average		Average
Maturity Date	Amount	Interest Rate	Amount	Interest Rate
		($ in thousands)

2007			$76,207	5.44%
2008	$174,384	4.74%	25,884	5.03%
2009	33,068	5.12%	3,068	3.60%
2010	—	—	—	—
2011	—	—	—	—
2012	600	3.83%	600	3.83%

Total	$208,052	4.80%	$105,759	5.28%

The maximum amount of FHLB advances outstanding at any month-end and the average amounts outstanding for each of the respective periods presented are summarized below:

	December 31,
	2007	2006
	($ in thousands)

Maximum amount of outstanding FHLB advances at any month-end	$217,540	$144,429
Average amount of outstanding FHLB advances during the year	$129,524	$95,580

The Bank’s FHLB advances were all fixed-rate as of December 31, 2007. The Bank had two advances totaling $8.0 million at December 31, 2007, where the FHLB has the option to convert the advance to a variable rate after a specified period of time. The Bank’s credit line is the lesser of 20% of total assets or up to the eligible collateral balance. At December 31, 2007, the Bank had available on its line of credit from the FHLB $53.4 million, subject to the availability of collateral. FHLB advances are collateralized by commercial real estate loans, otherwise unencumbered permanent residential mortgages, investment grade securities and other eligible real estate mortgages. Federal statute requires all members of the FHLB to maintain collateral on FHLB advances equivalent to the amount borrowed on a daily basis.

Capital lease obligations are included in other borrowings on the Consolidated Statements of Condition. The balances at December 31, 2007 and 2006 were $239 thousand and $307 thousand, respectively. Repurchase borrowings are also included in other borrowings on the Consolidated Statements of Condition. The balance at December 31, 2007 was $674 thousand. There were no repurchase borrowings at December 31, 2006.

In addition to the FHLB available line of credit, the Bank had available $49.3 million of unsecured Federal Funds lines through correspondent banks at December 31, 2007. The Parent Company had available $20.0 million through a line of credit with a correspondent bank at December 31, 2007.

AMERICANWEST BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 12.	Junior Subordinated Debentures

As of December 31, 2007, the Company had four wholly-owned trusts (Trusts) that were formed to issue trust preferred securities and related common securities of the Trusts. The Trusts are summarized as follows:

		Outstanding		Effective	Next
Trust Name	Issue Date	Amount	Rate	Rate	Call Date	Maturity Date
	($ in thousands)

AmericanWest Statutory Trust I	September 2002	$10,310	Floating(1)	8.26%	March 2008	September 2032
Columbia Trust Statutory Trust I	June 2003	$3,093	Floating(2)	7.96%	June 2008	June 2033
AmericanWest Capital Trust II	March 2006	$7,217	6.76%(3)	6.76%	March 2011	March 2036
AmericanWest Capital Trust III	March 2007	$20,619	6.53%(4)	6.53%	March 2012	June 2037

(1)	Rate based on LIBOR plus 3.40%, adjusted quarterly.

(2)	Rate based on LIBOR plus 3.10%, adjusted quarterly.

(3)	Rate fixed for 5 years from issuance, then adjusted quarterly thereafter based on LIBOR plus 1.50%.

(4)	Rate fixed for 5 years from issuance, then adjusted quarterly thereafter based on LIBOR plus 1.63%.

All of the common securities of the Trusts are owned by the Company. The Company has fully and unconditionally guaranteed the capital securities along with all obligations of the Trusts under the trust agreements. Interest income from the junior subordinated debentures is the source of revenues for these Trusts. In accordance with FASB Interpretation No. 46R, Consolidation of Variable Interest Entities, the Trusts are not consolidated in the Company’s financial statements.

All of the subordinated debentures issued to the Trusts, less the common stock of the Trusts, qualified as Tier I capital as of December 31, 2007, under the guidance issued by the Board of Governors of the Federal Reserve System (FRB). Effective April 11, 2005, the FRB adopted a rule that permits the inclusion of trust preferred securities in Tier I capital, but with stricter quantitative limits. Under the FRB rule, after a five-year transition period ending March 31, 2009, the aggregate amount of trust preferred securities and certain other restricted core capital elements is limited to 25% of Tier I capital elements, net of goodwill. The amount of trust preferred securities and certain other elements in excess of the limit could be included in Tier II capital, subject to restrictions. The Company currently includes all issued trust preferred securities in Tier I capital and all of the currently issued trust preferred securities are expected to qualify under the new limitations as of March 31, 2009. There can be no assurance that the FRB will not further limit the amount of trust preferred securities permitted to be included in Tier I capital for regulatory capital purposes.

Note 13.	Time Deposit Maturities

At December 31, 2007, the scheduled maturities of time deposits were as follows:

($ in thousands)

2008	$454,221
2009	35,076
2010	8,648
2011	4,482
2012	5,665
Thereafter	320

Total	$508,412

AMERICANWEST BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 14.	Common Stock

In 2006, the Board of Directors authorized the repurchase of up to 250,000 shares at a stock price within certain parameters. There were no stock repurchases in 2007, 2006 or 2005. In 2007, there were 1,532 shares tendered as payment for the exercise of stock options.

During the year ended December 31, 2007 and 2006, the Company declared cash dividends of $0.15 and $0.09 per share, respectively. No cash dividends were declared in 2005. No stock dividends were declared in 2007, 2006 or 2005.

Note 15.	Stock-Based Compensation

Stock Options

In April 2006, the Company’s shareholders approved the AmericanWest Bancorporation 2006 Equity Incentive Plan (Plan), which superseded the Company’s 2001 Incentive Stock Option Plan (2001 Plan) with respect to any issuance of incentive stock options, nonqualified stock options, restricted stock awards and unrestricted stock awards to key employees, officers and directors made on and after the Plan’s effective date (March 17, 2006). The maximum aggregate number of authorized shares issued under the Plan is 314,666, which was the number of unissued shares remaining under the 2001 Plan on the date of such effective date, plus any shares under the 2001 Plan as to which options or other benefits granted thereunder and outstanding as of March 17, 2006 may lapse, expire, terminate or be cancelled. As of December 31, 2007, the remaining authorized shares available for issuance under the Plan is 243,278. The Compensation Committee, comprised of members of the board of directors, administers the Plan. The maximum term of an incentive stock option granted under the Plan is ten years and the Plan will terminate on March 17, 2016.

The status of the Plan as of December 31, 2007 and 2006 and of the 2001 Plan as of December 31, 2005 was as follows:

	2007		2006		2005
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Number	Price	Number	Price	Number	Price

Outstanding at beginning of year	444,049	$16.51	454,136	$15.96	697,231	$13.87
Granted	64,750	22.57	177,343	19.44	45,293	20.58
Assumed through acquisition	—	—	160,818	12.00	—	—
Exercised	(56,895)	8.51	(179,932)	12.40	(222,863)	10.01
Forfeited and expired	(26,510)	22.32	(168,316)	18.18	(65,525)	16.90

Outstanding at year end	425,394	$18.14	444,049	$16.51	454,136	$15.96

Exercisable at year end	305,644	$17.15	293,069	$15.03	228,946	$13.30

During the year ended December 31, 2006, certain non-qualified stock options were modified. The amendment provided for the exercise price of the 158,836 unexercised stock options related to one employee issued in 2004 to be increased. The original vesting schedule and expiration term related to the options remains unchanged. These options are included in the granted and forfeited categories above at the respective prices of $18.71 and $18.07 per share.

AMERICANWEST BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Additional information related to the stock options outstanding and exercisable as of December 31, 2007 and 2006 is below.

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Life	Value
	($ in thousand except per share amounts)

Outstanding at December 31, 2007	425,394	$18.14	6.2 years	$628
Exercisable at December 31, 2007	305,644	$17.15	5.7 years	$628
Outstanding at December 31, 2006	444,049	$16.51	6.2 years	$3,422
Exercisable at December 31, 2006	293,069	$15.03	5.5 years	$2,693

The fair value assumptions for grants in each of the years, excluding the modification discussed above, ending December 31, 2007, 2006 and 2005 are as follows:

	2007	2006	2005

Risk free interest rate	4.6%	4.9%	4.3%
Expected volatility	30.3%	27.5%	24.7%
Expected cash dividends	0.5%	0.4%	0.0%
Expected life	6.0 years	5.5 years	7.5 years

The following table summarizes information about stock options outstanding at December 31, 2007:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Life	Price	Exercisable	Price

$2.59 — $5.18	18,023	1.2 years	$3.76	18,023	$3.76
$5.18 — $7.78	11,500	1.4 years	$6.41	11,500	$6.41
$7.78 — $10.37	15,870	2.0 years	$8.76	15,870	$8.76
$10.37 — $12.96	5,047	4.0 years	$12.20	5,047	$12.20
$12.96 — $15.55	30,787	4.3 years	$15.16	30,787	$15.16
$15.55 — $18.14	21,452	6.2 years	$17.50	18,702	$17.49
$18.14 — $20.74	194,315	6.8 years	$18.73	133,415	$18.73
$20.74 — $23.33	91,143	7.0 years	$21.60	58,993	$21.42
$23.33 — $25.92	37,257	8.7 years	$24.87	13,307	$25.90

Total	425,394			305,644

SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. The fair values were calculated using the Black-Scholes-Merton model and the weighted average fair values of options granted during the years ended December 31, 2007, 2006 and 2005 were $8.35, $8.75 and $8.04, respectively. Compensation cost is recorded as if each vesting portion of the award is a separate award. The adoption of this standard, as of January 1, 2006, using the modified prospective method, resulted in $498 thousand and $593 thousand of compensation expense for the years ended December 31, 2007 and 2006, respectively. Net of taxes for the year ended December 31, 2007 this reduced net income by approximately $343 thousand or $0.02 on both a basic and diluted earnings per share basis. Total unrecognized compensation cost at December 31, 2007 is approximately $349 thousand which will be recognized through 2012.

AMERICANWEST BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

SFAS No. 123(R) requires the recognition of stock-based compensation for the number of awards that are expected to vest. As a result, for most awards, recognized stock compensation expense was reduced by estimated forfeitures primarily based on historical forfeiture rates. Estimated forfeitures will be continually evaluated in subsequent periods and may change based on new facts and circumstances.

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

The following table sets out the pro forma amounts of net income and earnings per share that would have been reported had the Company elected to follow the fair value recognition provisions of SFAS No. 123(R) in the year ended December 31, 2005.

2005
( $ in thousands,
except per share)

Reported net income	$13,872
Add: stock-based compensation expense reported in net income, net of tax	25
Deduct: total stock-based compensation expense determined under fair value based method for all awards, net of tax effects	(676)

Pro forma net income	$13,221

Basic earnings per share
Reported earnings per share	$1.33
Stock-based employee compensation, fair value	(0.06)

Pro forma earnings per share	$1.27

Diluted earnings per share
Reported diluted earnings per share	$1.31
Stock-based employee compensation, fair value	(0.06)

Pro forma diluted earnings per share	$1.25

Restricted Common Stock Awards

The Company has granted performance restricted common stock awards to certain executives and employees. The performance restricted common stock awards vest between March 2009 and September 2012 and are expensed as compensation over the period earned. Certain agreements require that the Company or the individual meet performance criteria and, for every year that the goal is not achieved the award recipients forfeit 20% of their performance restricted common stock. Additionally, the Company has granted restricted common stock awards that do not have performance criteria and will vest between September 2008 and June 2011. Awards are forfeited if an employee is terminated prior to vesting other than pursuant to a change in control.

The purpose of these awards was to promote the long term interests of the Company and its shareholders by providing a financial incentive as a means for retaining certain key executives and employees. For the years ended December 31, 2007 and 2006 compensation expense, pre-tax, related to these grants was approximately $222 thousand and $82 thousand, respectively. The compensation expense for the year ended December 31, 2007 includes $141 thousand related to the immediate vesting of 7,500 performance based restricted common stock awards for an executive terminated without cause. During the year ended December 31, 2007 and 2006, 17,650 and 17,100, respectively, of performance restricted stock awards were forfeited as the performance criteria for those

AMERICANWEST BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

grants was not achieved. At December 31, 2007 there were 63,900 performance restricted common stock awards outstanding and 6,871 restricted common stock awards outstanding. At December 31, 2006 there were 68,900 performance restricted common stock awards outstanding and 10,433 restricted common stock awards outstanding. At December 31, 2005, there were 56,500 performance restricted common stock awards outstanding.

The following table summarizes both unvested performance restricted and unvested restricted common stock activity for the years ended December 31, 2007, 2006 and 2005.

	2007		2006		2005
		Weighted Average		Weighted Average		Weighted Average
	Restricted	Grant Date Fair	Restricted	Grant Date Fair	Restricted	Grant Date Fair
	Stock	Value	Stock	Value	Stock	Value

Unvested, beginning of year	79,333	$21.59	56,500	$21.15	—	$—
Granted	42,705	21.83	48,433	22.05	74,000	20.75
Forfeited	(39,150)	21.90	(25,600)	21.50	(17,500)	19.46
Vested	(12,117)	21.29	—	—	—	—

Unvested, end of year	70,771	$21.62	79,333	$21.59	56,500	$21.15

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

The minimum annual rental commitments on capital and operating leases at December 31, 2007, exclusive of taxes and other charges, are summarized as follows:

	Capital	Operating
	Leases	Leases
	($ in thousands)

2008	$95	$3,304
2009	95	3,117
2010	95	3,076
2011	—	3,055
2012	—	2,997
Thereafter	—	28,367

Total minimum amounts due	$285	$43,916

Less: Amount representing interest	(46)

Present value of net minimum lease payments	$239

The Company’s rental expense for 2007, 2006 and 2005 was $2.3 million, $1.7 million, and $1.3 million, respectively. In addition to the above required lease payments, the Company has contractual obligations related mainly to information technology contracts and other maintenance contracts of $5.3 million in total over the next five years.

AMERICANWEST BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company’s exposure to credit loss in the event of non-performance by the other party to the financial instrument for commitments to extend credit, standby letters of credit and financial guarantees written is represented by the contractual or notional amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for statement of condition instruments. The Bank does not anticipate any material losses as a result of the commitments, standby letters of credit and financial guarantees written.

The following table summarizes the contract or notional amount at December 31, 2007 and 2006:

	2007	2006
	($ in thousands)

Commitments to extend credit	$533,656	$343,804
Standby letters of credit and financial guarantees written	51,364	21,507

Total	$585,020	$365,311

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

Standby letters of credit and financial guarantees written are conditional commitments issued by the Bank to guarantee to a third party the performance of a customer. Those guarantees are primarily issued to support public and private borrowing arrangements, bond financing and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The related liability for the Bank’s obligation under standby letters of credit and guarantees is immaterial.

A majority of the Bank’s loans, commitments, and commercial and standby letters of credit have been granted to customers in the Company’s market area. As such, significant changes in economic conditions in the states of Washington, Idaho, or Utah, or within their primary industries, could adversely affect the Company’s ability to collect loans. Substantially all such customers are depositors of the Company. The concentrations of credit by type of loan are set forth in Note 6. The Bank’s related party loans and deposits are disclosed in Note 20.

As of December 31, 2007 and 2006, the Bank had lines of credit available of $102.7 million and $244.2 million, respectively. The Parent Company had available $20.0 million through a line of credit with a correspondent bank at December 31, 2007. The lines were available for short term and long term borrowings with maturities up to 30 years at market interest rates.

Note 17.	Restrictions on Dividends and Loans

The Bank is subject to banking regulations relating to the payment of dividends and the amount of loans that it may extend. The Bank is allowed to pay dividends out of retained earnings. In determining whether a dividend will be declared, the Bank’s Board of Directors considers factors including applicable laws and regulatory requirements, the Bank’s financial condition, anticipated growth and regulatory capital requirements. As of December 31, 2007,

AMERICANWEST BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2006 and 2005, the amount of retained earnings of the Bank was $76.7 million, $76.8 million, and $77.4 million, respectively. During the year ended December 31, 2007 and 2006, the Bank paid dividends to the Parent Company of $11.5 million and $10.0 million, respectively.

Note 18.	Employee Benefit Plans

The Company has a 401(k) Retirement Savings Plan (Plan). Employees are eligible to contribute to the Plan after completing six months of employment and attaining age 18. The Company matches employee deferrals up to 3% of participant compensation and 50% from 3% to 5% of participant compensation. Employees are fully vested on all contributions made to the Plan. Contributions to the Plan in 2007, 2006 and 2005 were $875 thousand, $566 thousand and $449 thousand, respectively.

During the year ended December 31, 2006, the Company merged the prior Employee Stock Ownership Plan (ESOP) into the 401(k) Retirement Savings Plan. Contributions to the ESOP plan were discretionary and there were no contributions in 2006 or 2005.

The Company maintains salary and fee continuation plans for the benefit of certain key employees and directors. The plans provide for monthly payments to such persons, or their designated beneficiaries, for a period of time following retirement, or in some cases death prior to retirement. At December 31, 2007 and 2006, the reported liabilities for future benefit obligations related to these plans were $6.9 million and $3.3 million, respectively, and are included in other liabilities on the Consolidated Statements of Financial Condition. During the year ended December 31, 2007 there was $3.0 million of related liability acquired through the FWBC merger.

Note 19.	Parent Company Only Statements

The following are the condensed statements of condition, income and cash flows for the Parent Company only:

Condensed Statements of Condition
December 31, 2007 and 2006

	2007	2006
	($ in thousands)

Cash	$757	$3,197
Investment in Bank subsidiary	323,094	168,682
Other assets	1,549	1,016

TOTAL ASSETS	$325,400	$172,895

Junior Subordinated Debt and other liabilities	$41,413	$20,858
Stockholders’ equity	283,987	152,037

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$325,400	$172,895

AMERICANWEST BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Statements of Income
Years Ended December 31, 2007, 2006 and 2005

	2007	2006	2005
	($ in thousands)

INCOME
Bank subsidiary dividends	$11,500	$10,000	$—
Other income	81	46	18

	11,581	10,046	18

EXPENSES
Interest expense	2,756	1,554	758
Other operating expenses	1,462	1,317	828

	4,218	2,871	1,586

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAX AND NET INCOME OF SUBSIDIARY, NET OF DIVIDENDS PAID TO PARENT	7,363	7,175	(1,568)
Benefit for income tax	1,319	1,024	530
INCOME (LOSS) BEFORE NET INCOME OF SUBSIDIARY, NET OF DIVIDENDS PAID TO PARENT	8,682	8,199	(1,038)
Net income (loss) of subsidiary, net of dividends paid to Parent	(144)	(569)	14,910

NET INCOME	$8,538	$7,630	$13,872

AMERICANWEST BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Statements of Cash Flows
Years Ended December 31, 2007, 2006 and 2005

	2007	2006	2005
	($ in thousands)

CASH FLOWS PROVIDED BY OPERATING ACTIVITIES
Net Income	$8,538	$7,630	$13,872
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Net income of subsidiary, net of dividends paid to Parent	144	569	(14,910)
Compensation expense for stock based awards	720	675	138
Net change in other assets	20	153	446
Net change in other liabilities	(64)	(175)	449

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	9,358	8,852	(5)

CASH FLOWS USED IN INVESTING ACTIVITIES
Investment purchased	—	—	(50)
Purchased trust preferred securities	(619)	(217)	—
Cash acquired in merger, net of cash consideration paid	(30,004)	(17,350)	—

NET CASH USED IN INVESTING ACTIVITIES	(30,623)	(17,567)	(50)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES
Proceeds from issuances of common stock under equity incentive plans	611	2,557	2,277
Cash dividends paid	(2,405)	(1,021)	—
Proceeds from issuance of junior subordinated debentures	20,619	7,217	—

NET CASH PROVIDED BY FINANCING ACTIVITIES	18,825	8,753	2,277

NET CHANGE IN CASH	(2,440)	38	2,222
CASH, beginning of year	3,197	3,159	937

CASH, end of year	$757	$3,197	$3,159

AMERICANWEST BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 20.	Related Party Transactions

Loans to related parties:

Loans to the Company’s officers and directors are on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than normal risk of collectability. Such loans had the following balances and activity during the years ended December 31, 2007, 2006 and 2005:

	2007	2006	2005
	($ in thousands)

Balance at beginning of year	$507	$1,034	$798
New loans or advances	4,119	2,072	1,218
Repayments	(1,696)	(2,241)	(982)
Other adjustments	12,336	(358)	—

Balance at end of year	$15,266	$507	$1,034

The other adjustments above reflect changes in related parties for the respective periods.

Deposits from related parties:

Deposits from related parties were $1.6 million and $1.0 million at December 31, 2007 and 2006, respectively.

Payments to related parties:

The Bank paid $97 thousand, $97 thousand, and $120 thousand in the years ended December 31, 2007, 2006 and 2005, respectively, for operating lease payments for the Ephrata facility to a partnership of which one of the partners is a related party.

AMERICANWEST BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 21.	Fair Value of Financial Instruments

SFAS No. 107, Disclosures about Fair Value of Financial Instruments, requires disclosure of fair value information about financial instruments for which it is practicable to estimate fair value. As defined by SFAS No. 107, financial instruments include the categories listed below. It does not include the value of premises and equipment and intangible assets such as customer relationships and core deposit intangibles. The following table summarizes carrying amounts, estimated fair values, and assumptions used by the Company to estimate fair value as of December 31, 2007 and 2006:

		Carrying	Estimated
As of December 31, 2007:	Assumptions Used in Estimating Fair Value	Amount	Fair Value
		($ in thousands)

Financial Assets:
Cash and due from banks	Equal to carrying value	$46,591	$46,591
Overnight interest bearing deposits with other banks	Equal to carrying value	498	498
Securities	Quoted market prices	66,985	66,985
Federal Home Loan Bank Stock	Par value	7,801	7,801
Loans, held for sale	Equal to carrying value	11,105	11,105
Loans	Fixed-rate loans: Discounted expected future cash flows, variable-rate loans: equal to carrying value, net of allowance for loan losses	1,738,838	1,728,387
Financial Liabilities:
Deposits	Fixed-rate certificates of deposit:
	Discounted expected future cash flows All other deposits: Equal to carrying value	1,529,427	1,494,486
Federal Home Loan Bank advances and other borrowings	Discounted expected future cash flows	244,663	246,354
Junior subordinated debentures	Equal to carrying value	41,239	41,239

AMERICANWEST BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Carrying	Estimated
As of December 31, 2006:	Assumptions Used in Estimating Fair Value	Amount	Fair Value
		($ in thousands)

Financial Assets:
Cash and due from banks	Equal to carrying value	$45,866	$45,866
Overnight interest bearing deposits with other banks	Equal to carrying value	9,863	9,863
Securities	Quoted market prices	39,518	39,518
Federal Home Loan Bank Stock	Par value	6,319	6,319
Loans, held for sale	Equal to carrying value	2,913	2,913
Loans	Fixed-rate loans: Discounted expected future cash flows, variable-rate loans: equal to carrying value, net of allowance for loan losses	1,204,519	1,192,676
Financial Liabilities:
Deposits	Fixed-rate certificates of deposit:
	Discounted expected future cash flows All other deposits: Equal to carrying value	1,123,939	1,122,768
Federal Home Loan Bank advances and other borrowings	Discounted expected future cash flows	106,066	105,775
Junior subordinated debentures	Equal to carrying value	20,620	20,620

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier I capital to risk-weighted assets and of Tier I capital to average assets, as defined in the regulations. Management believes, as of December 31, 2007 and 2006, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

AMERICANWEST BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2007, the most recent notification from the Federal Deposit Insurance Company categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following tables. There are no conditions or events since the notification that management believes have changed the Bank’s category. The Company’s and the Bank’s actual capital amounts and ratios as of December 31, 2007 and 2006 are also presented in the tables:

	Actual			Adequately Capitalized			Well Capitalized
	Amount	Ratio		Amount	Ratio		Amount	Ratio
	($ in thousands)

As of December 31, 2007:
Total capital to risk weighted assets:
AWBC	$203,891	10.28%	≥	$158,742	8.00%	≥	N/A	N/A
AWB	202,980	10.24%	≥	158,623	8.00%	≥	$198,279	10.00%
Tier I capital to risk weighted assets:
AWBC	179,065	9.02%	≥	79,371	4.00%	≥	N/A	N/A
AWB	178,172	8.99%	≥	79,311	4.00%	≥	118,967	6.00%
Leverage capital, Tier I capital to average assets:
AWBC	179,065	9.20%	≥	77,887	4.00%	≥	N/A	N/A
AWB	178,300	9.16%	≥	77,829	4.00%	≥	97,286	5.00%

	Actual			Adequately Capitalized			Well Capitalized
	Amount	Ratio		Amount	Ratio		Amount	Ratio
	($ in thousands)

As of December 31, 2006:
Total capital to risk weighted assets:
AWBC	$147,410	11.16%	≥	$105,633	8.00%	≥	N/A	N/A
AWB	144,121	10.92%	≥	105,573	8.00%	≥	$131,966	10.00%
Tier I capital to risk weighted assets:
AWBC	131,393	9.95%	≥	52,816	4.00%	≥	N/A	N/A
AWB	128,104	9.71%	≥	52,786	4.00%	≥	79,180	6.00%
Leverage capital, Tier I capital to average assets:
AWBC	131,393	9.83%	≥	53,474	4.00%	≥	N/A	N/A
AWB	128,104	9.58%	≥	53,505	4.00%	≥	66,882	5.00%

AMERICANWEST BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 23.	Earnings Per Share

The following is a reconciliation of the numerators and denominators for basic and diluted earnings per share computations for the years ended December 31, 2007, 2006 and 2005:

	2007	2006	2005
	($ in thousands, except per share)

Numerator:
Net income	$8,538	$7,630	$13,872
Denominator:
Weighted-average number of common shares outstanding	15,766,041	11,182,526	10,407,180
Incremental shares assumed for stock options	97,542	172,128	186,723

Total	15,863,583	11,354,654	10,593,903

Basic earnings per common share	$0.54	$0.68	$1.33
Diluted earnings per common share	$0.54	$0.67	$1.31
Antidilutive options not included in diluted earnings per share	159,986	72,375	6,074

Note 24.	Other Non-interest Expenses

Components of other non-interest expense which exceed 1% of the aggregate total net interest income and total non-interest income for any of the years ended December 31, 2007, 2006 or 2005 are presented below:

	2007	2006	2005
	($ in thousands)

Bankcard and Debit Card	$1,318	$511	$383
Supplies	1,041	1,118	883
Advertising	972	1,081	669
Other	8,597	8,124	7,963

Total	$11,928	$10,834	$9,898

AMERICANWEST BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 25.	Subsequent Events

The Company announced on January 31, 2008 a dividend of $0.04 per share payable on February 26, 2008 to shareholders of record as of February 12, 2008.

QUARTERLY UNAUDITED FINANCIAL DATA
CONDENSED CONSOLIDATED STATEMENTS OF QUARTERLY INCOME

	Quarter Ended
	December 31,	September 30,	June 30,	March 31,
Statement of Income:	2007	2007	2007	2007
	($ in thousands, except per share)

Interest income	$36,325	$37,351	$35,754	$24,862
Interest expense	13,461	13,861	12,753	10,128

Net Interest Income	22,864	23,490	23,001	14,734
Provision for loan losses	14,605	1,231	1,538	(33)

Net interest income after provision for loan losses	8,259	22,259	21,463	14,767
Non-interest income	4,555	4,450	4,687	2,405
Non-interest expense	18,777	18,795	19,176	13,800

Income before provision for income tax	(5,963)	7,914	6,974	3,372
Provision for income tax	(2,426)	2,565	2,433	1,187

Net income	$(3,537)	$5,349	$4,541	$2,185

Basic earnings per common share	$(0.21)	$0.31	$0.26	$0.19
Diluted earnings per common share	$(0.20)	$0.31	$0.26	$0.19
Basic weighted average shares outstanding	17,197,012	17,194,189	17,177,214	11,412,991
Diluted weighted average shares outstanding	17,276,477	17,268,007	17,290,389	11,540,998

	December 31,	September 30,	June 30,	March 31,
Statement of Income:	2006	2006	2006	2006

Interest income	$25,481	$24,985	$24,021	$19,366
Interest expense	9,642	9,274	8,508	6,143

Net Interest Income	15,839	15,711	15,513	13,223
Provision for loan losses	459	3,629	622	666

Net interest income after provision for loan losses	15,380	12,082	14,891	12,557
Non-interest income	2,565	2,764	2,190	1,756
Non-interest expense	14,351	13,297	12,766	11,784

Income before provision for income tax	3,594	1,549	4,315	2,529
Provision for income tax	1,343	587	1,547	880

Net income	$2,251	$962	$2,768	$1,649

Basic earnings per common share	$0.20	$0.08	$0.24	$0.15
Diluted earnings per common share	$0.20	$0.08	$0.24	$0.15
Basic weighted average shares outstanding	11,383,248	11,373,559	11,317,386	10,641,585
Diluted weighted average shares outstanding	11,531,166	11,530,546	11,511,564	10,880,915

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There were no changes in or disagreements with accountants on accounting and financial disclosure.

Item 9A.	Controls and Procedures.

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

In the year ended December 31, 2007, the Company did not make any changes in its internal controls or other factors that has materially affected, or is reasonably likely to affect, the Company’s internal controls over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

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

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2007 is effective.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007 has been audited by Moss Adams LLP, the independent registered public accounting firm that audits the Company’s consolidated financial statements, as stated in their report included in Item 8, which expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Information included under the following captions in the Company’s proxy statement relating to its 2008 annual meeting of stockholders (the “2008 Proxy Statement”) which will be filed within 120 days of the Company’s year-end is incorporated herein by reference:

•	“Election of Directors”;

•	“Board Committees and Meetings”;

•	“Corporate Governance”;

•	“Compliance with Section 16(a) of the Exchange Act”;

•	“Executive Officers Who are Not Directors”; and

•	“Code of Ethics.”

With the exception of the information expressly incorporated herein by reference, the 2008 Proxy Statement is not deemed filed as part of this Annual Report on Form 10-K.

Item 11.	Executive Compensation.

Information included under the following captions in the 2008 Proxy Statement which will be filed with the SEC within 120 days of the Company’s year-end is incorporated herein by reference:

•	“Compensation Discussion and Analysis”;

•	“Executive Compensation”; and

•	“Directors’ Compensation.”

With the exception of the information expressly incorporated herein by reference, the 2008 Proxy Statement is not deemed filed as part of this Annual Report on Form 10-K.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information included under the following caption in the 2008 Proxy Statement which will be filed with the SEC within 120 days of the Company’s year-end is incorporated herein by reference:

•	“Security Ownership of Certain Beneficial Owners and Management.”

See also Part I, Item of this report and Note 15 of the Notes to the Consolidated Financial Statements, including the table presenting equity compensation plan information, included in this report.

With the exception of the information expressly incorporated herein by reference, the 2008 Proxy Statement is not deemed filed as part of this Annual Report on Form 10-K.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Information included under the following captions in the 2008 Proxy Statement which will be filed with the SEC within 120 days of the Company’s year-end is incorporated herein by reference:

•	“Related Party Transactions and Business Relationships.”

With the exception of the information expressly incorporated herein by reference, the 2008 Proxy Statement is not deemed filed as part of this Annual Report on Form 10-K.

Item 14.	Principal Accountant Fees and Services.

The information included under the following captions in the 2008 Proxy Statement which will be filed with the SEC within 120 days of the Company’s year-end is incorporated herein by reference:

•	“Independent Registered Public Accounting Firm.”

With the exception of the information expressly incorporated herein by reference, the 2008 Proxy Statement is not deemed filed as part of this Annual Report on Form 10-K.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)(1) All financial statements are included in Item 8 of this report.

(a)(2) All schedules are omitted as the required information is not applicable or the information is presented in the Consolidated Financial Statements or related notes.

(a)(3) Exhibits. A list of the Company’s exhibits are as follows:

EXHIBIT INDEX

2.1	Agreement and Plan of Merger, dated as of October 18, 2006, by and between AmericanWest and Far West (included as Appendix A to the joint proxy statement/prospectus in Part I of the Registration Statement on Form S-4 (File No. 333-139311 / Film No. 07611403)).
3.1	Amended and Restated Articles of Incorporation of AmericanWest (filed as Exhibit 3.1 to the Form 10-Q filed on May 9, 2007, and incorporated herein by this reference).
3.2	Amended and Restated Bylaws of AmericanWest (filed as Exhibit 3.2 to the Form 10-Q filed on May 9, 2007, and incorporated herein by this reference).
4.1	Specimen certificate for shares of Common Stock (filed as Exhibit 4.1 to the Form S-4/A, filed on January 23, 2006 and incorporated herein by reference).
4.2	Form of Voting Agreement, dated as of October 18, 2006, by and among AmericanWest Bancorporation and certain stockholders of Far West Bancorporation (filed as Exhibit 10.1 to the Form 8-K filed on October 19, 2006, and incorporated herein by this reference).
4.3	Indenture dated as of September 26, 2002, between AmericanWest Bancorporation, as Issuer, and State Street Bank and Trust Company of Connecticut, National Association, as Trustee, for the issuance of Floating Rate Junior Subordinated Deferrable Interest Debentures due 2032 is incorporated by reference to Exhibit 10.5 to the Form 10-K (File No. 000-18561) filed March 26, 2003.
4.4	Indenture dated as of March 22, 2007, by and between AmericanWest Bancorporation and Wilmington Trust Company, as Trustee, for the issuance of Fixed/Floating Junior Subordinated Deferrable Interest Debentures due 2037(filed as Exhibit 10.6 to the Form 10-Q filed on May 9, 2007, and incorporated herein by this reference).
10.1	Amendment No. 3 to Employment Agreement with R. Blair Reynolds dated July 3, 2007 (filed as exhibit 10.1 to the Form 10-Q for the quarter ended June 30, 2007, filed on August 8, 2007).*

10.2	Employment Agreement, dated as of October 18, 2006, by and between AmericanWest Bank and H. Don Norton (filed as Exhibit 10.2 to the Form 8-K filed on October 19, 2006, and incorporated herein by this reference).*
10.3	Employment Agreement dated as of September 20, 2004 with Robert M. Daugherty is incorporated by reference to Exhibit 10.14 to the Form 10-Q (File No. 000-18561) filed November 2, 2004.*
10.4	Employment Agreement dated as of January 25, 2005 with R. Blair Reynolds is incorporated by reference to Exhibit 10.18 to the Form 10-Q (File No. 000-18561) filed August 9, 2005.*
10.5	Employment Agreement dated as of January 28, 2005 with Rick Shamberger is incorporated by reference to Exhibit 10.19 to the Form 10-Q (File No. 000-18561) filed August 9, 2005.*
10.6	Employment Agreement dated as of January 28, 2005 with Nicole Sherman is incorporated by reference to Exhibit 10.20 to the Form 10-Q (File No. 000-18561) filed August 9, 2005.*
10.7	Grant of Performance Shares dated as of June 6, 2005 to R. Blair Reynolds, Rick Shamberger and Nicole Sherman are incorporated by reference to the form of such agreement for Mr. Reynolds, filed as Exhibit 10.23 to the Form 10-Q (File No. 000-18561) filed August 9, 2005.*
10.8	Employment Agreement dated as of September 18, 2006 with Patrick J. Rusnak is incorporated by reference to Exhibit 99.1 to the Form 8-K filed on September 19, 2006.*
10.9	Restricted Stock Unit Agreement dated effective September 26, 2006 between the Company and Patrick J. Rusnak is incorporated by reference to Exhibit 10.25 to the Form 10-K filed on March 15, 2007.*
10.10	Amendment to Nonqualified Stock Option Agreement dated effective September 20, 2004 between AmericanWest Bancorporation and Robert M. Daugherty is incorporated by reference to Exhibit 99.1 to the Form 8-K filed on December 1, 2006.*
10.11	Restricted Stock Grant Agreement dated November 28, 2006 between AmericanWest Bancorporation and Robert M. Daugherty is incorporated by reference to Exhibit 99.2 to the Form 8-K filed on December 1, 2006.*
10.12	Amendment No. 1 to Employment Agreement with Robert M. Daugherty incorporated by reference to Exhibit 99.1 to the registrant’s current report on Form 8-K/A filed January 5, 2007 (File No. 000-18561).*
10.13	Amendment No. 1 to Employment Agreement with Rick Shamberger incorporated by reference to Exhibit 99.2 to the Form 8-K/A filed January 5, 2007 (File No. 000-18561).*
10.14	Amendment No. 1 to Employment Agreement with Nicole Sherman incorporated by reference to Exhibit 99.5 to the Form 8-K/A filed January 5, 2007 (File No. 000-18561).*
10.15	2006 Equity Incentive Plan incorporated herein by reference to Exhibit A to the Definitive Proxy Statement filed March 27, 2006.*
10.16	Amendment No. 1 to Employee Agreement with R. Blair Reynolds dated effective December 15, 2005 incorporated by reference to Exhibit 10.36 to the Form 10-K filed March 15, 2007.*
10.17	Amendment No. 2 to Employment Agreement with R. Blair Reynolds incorporated by reference to Exhibit 99.6 to the Form 8-K/A filed January 5, 2007 (File No. 000-18561).*
21.1	Subsidiaries of Registrant.+
23.1	Consent of Moss Adams LLP, Independent Registered Public Accounting Firm.+
31(a)	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.+
31(b)	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.+
32(a)	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.+
32(b)	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.+

*	Denotes executive compensation plan or arrangement.

+	Denotes items filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 4th day of March, 2008.

AMERICANWEST BANCORPORATION

By:	/s/ Robert M. Daugherty
Robert M. Daugherty
President, Chief Executive Officer and
Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 4th day of March, 2008.

Principal Executive Officer

By:	/s/ Robert M. Daugherty
Robert M. Daugherty,
President,
Chief Executive Officer and Director

Principal Financial and Accounting Officer

By:	/s/ Patrick J. Rusnak
Patrick J. Rusnak,
Executive Vice President and
Chief Operating Officer

Remaining Directors

By:	/s/ Douglas K. Anderson
Douglas K. Anderson,
Director

By:

J. Frank Armijo,
Director

By:	/s/ Ivan T. Call
Ivan T. Call,
Director

By:	/s/ Kay C. Carnes
Kay C. Carnes,
Director

By:	/s/ Craig D. Eerkes
Craig D. Eerkes,
Director

By	/s/ H. Don Norton
H. Don Norton,
Director

By	/s/ Donald H. Swartz, II
Donald H. Swartz, II,
Director

By:
P. Mike Taylor,
Director