Form 10-Q
period 2008-03-31
AMERICANWEST BANCORPORATION
filed 2008-05-06
CIK 726990

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2008 or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by a check mark whether the registrant is large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Act. (Check one):

Large Accelerated filer  ☐            Accelerated filer  ☒            Non-accelerated filer  ☐            Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Number of Shares Outstanding
Common Stock	17,209,417 at April 30, 2008

AMERICANWEST BANCORPORATION

INDEX TO QUARTERLY REPORT ON FORM 10-Q

March 31, 2008

AMERICANWEST BANCORPORATION

CONSOLIDATED STATEMENT OF CONDITION

(unaudited)

($ in thousands)

	March 31, 2008	December 31, 2007
ASSETS
Cash and due from banks	$50,483	$46,591
Overnight interest bearing deposits with other banks	239	498

Cash and cash equivalents	50,722	47,089
Securities, available-for-sale at fair value	77,673	66,985
Loans, net of allowance for loan losses of $27,089 and $25,258, respectively	1,725,615	1,738,838
Loans, held for sale	21,147	11,105
Accrued interest receivable	10,522	11,766
FHLB stock	10,147	7,801
Premises and equipment, net	48,489	47,426
Foreclosed real estate and other foreclosed assets	1,645	1,230
Bank owned life insurance	29,381	29,104
Goodwill	100,852	127,852
Intangible assets	16,057	16,942
Other assets	15,927	14,107

TOTAL ASSETS	$2,108,177	$2,120,245

LIABILITIES
Non-interest bearing demand deposits	$339,363	$342,701
Interest bearing deposits:
NOW, savings account and money market accounts	701,120	678,314
Time, $100,000 and over	326,353	288,204
Other time	215,169	220,208

TOTAL DEPOSITS	1,582,005	1,529,427
Federal Home Loan Bank advances	179,589	208,052
Other borrowings and capital lease obligations	32,439	36,611
Junior subordinated debt	41,239	41,239
Accrued interest payable	5,686	5,339
Other liabilities	16,379	15,590

TOTAL LIABILITIES	1,857,337	1,836,258
STOCKHOLDERS’ EQUITY
Common stock, no par, shares authorized 50 million; 17,277,079 issued and 17,209,428 oustanding at March 31, 2008; 17,270,763 issued and 17,199,992 outstanding at December 31, 2007	253,319	253,150
Retained earnings (deficit)	(2,961)	30,709
Accumulated other comprehensive income, net of tax	482	128

TOTAL STOCKHOLDERS’ EQUITY	250,840	283,987

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,108,177	$2,120,245

The accompanying notes are an integral part of these statements.

AMERICANWEST BANCORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

($ in thousands, except per share amounts)

	Three Months Ended March 31,
	2008	2007
Interest Income
Interest and fees on loans	$32,784	$24,329
Interest on securities	827	462
Other interest income	59	71

Total Interest Income	33,670	24,862

Interest Expense
Interest on deposits	9,052	8,520
Interest on borrowings	3,331	1,608

Total Interest Expense	12,383	10,128

Net Interest Income	21,287	14,734
Loan loss provision (benefit)	12,800	(33)

Net Interest Income After Loan Loss Provision (Benefit)	8,487	14,767

Non-interest Income
Fees and service charges on deposits	2,553	1,390
Fees on mortgage loan sales	862	342
Other	805	673

Total Non-interest Income	4,220	2,405

Non-interest Expense
Salaries and employee benefits	10,786	8,418
Impairment of goodwill	27,000	—
Occupancy expense, net	1,855	1,227
Equipment expense	1,845	1,261
State business and occupation tax	288	304
Amortization of intangible assets	885	291
Foreclosed real estate and other foreclosed assets expense	63	48
Other	3,061	2,251

Total Non-interest Expense	45,783	13,800

Income (Loss) Before Income Tax Provision (Benefit)	(33,076)	3,372
Income Tax Provision (Benefit)	(1,519)	1,187

Net Income (Loss)	$(31,557)	$2,185

Basic earnings (loss) per common share	$(1.83)	$0.19
Diluted earnings (loss) per common share	$(1.83)	$0.19
Basic weighted average shares outstanding	17,206	11,413
Diluted weighted average shares outstanding	17,206	11,541

The accompanying notes are an integral part of these statements.

AMERICANWEST BANCORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

($ in thousands)

	Three Months Ended March 31,
	2008	2007
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES
Net Income (loss)	$(31,557)	$2,185
Adjustments to reconcile net income to net cash provided by operating activities:
Provisions for loan losses, unfunded commitments and foreclosed real estate and other foreclosed assets	12,698	13
Depreciation and amortization	1,954	1,053
Compensatory stock options and restricted stock expense	111	445
Goodwill impairment	27,000	—
Gain on sale of other premises and equipment, investments and foreclosed real estate and other foreclosed assets	(4)	(192)
Stock dividends received	(22)	—
Originations of loans held for sale	(47,698)	(31,611)
Proceeds from loans sold	37,656	27,620
Changes in assets and liabilities:
Accrued interest receivable	1,244	36
Bank owned life insurance	(277)	(178)
Other assets	(2,009)	796
Accrued interest payable	347	172
Other liabilities	(535)	(333)

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(1,092)	6

CASH FLOWS USED IN INVESTING ACTIVITIES
Securities available-for-sale:
Maturities, calls, sales and principal payments	8,099	1,809
Purchases	(18,192)	(2,453)
Purchases of Federal Home Loan Bank stock	(2,346)	—
Net increase in loans	(1,086)	(27,963)
Purchases of premises and equipment	(2,706)	(1,283)
Proceeds from sale of premises and equipment	549	15
Proceeds from sale of foreclosed real estate and other foreclosed assets	1,094	583
Purchase of trust preferred securities	—	(619)

NET CASH USED IN INVESTING ACTIVITIES	(14,588)	(29,911)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES
Net increase in deposits	52,578	43,209
Proceeds from Federal Home Loan Bank advances	270,000	40,000
Repayments of Federal Home Loan Bank advances and other borrowing activity	(302,635)	(64,276)
Proceeds from issuances of common stock under equity incentive plans	58	420
Proceeds from issuance of junior subordinated debt	—	20,619
Payment of cash dividend	(688)	(342)

NET CASH PROVIDED BY FINANCING ACTIVITIES	19,313	39,630

NET CHANGE IN CASH AND CASH EQUIVALENTS	3,633	9,725
Cash and cash equivalents, beginning of year	47,089	55,729

Cash and cash equivalents, end of year	$50,722	$65,454

Supplemental Disclosures:
Cash paid during the period for:
Interest	$12,036	$9,956
Income taxes	$—	$14
Non-cash Investing and Financing Activities:
Foreclosed real estate acquired in settlement of loans	$1,509	$784

The accompanying notes are an integral part of these statements.

AMERICANWEST BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. Basis of Presentation

The foregoing unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission. Accordingly, these financial statements do not include all of the disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes included in the annual report on Form 10-K for the year ended December 31, 2007. In the opinion of management, the unaudited interim consolidated financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim periods presented. The results of operations for the three month periods ended March 31, 2008 and 2007 are not necessarily indicative of the operating results for the full year.

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

NOTE 2. Securities

All securities are classified as available-for-sale and are carried at fair value. Unrealized gains and losses, net of tax, are excluded from earnings and reported as a separate component of stockholders’ equity. Gains or losses on the sale of available-for-sale securities are determined using the specific identification method. Premiums and discounts are recognized in interest income using the effective interest method over the period to maturity. Carrying amounts and fair values at March 31, 2008 and December 31, 2007 were as follows:

	March 31, 2008		December 31, 2007
($ in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Mortgage-backed securities	$37,885	$38,418	$26,021	$26,360
Obligations of states, municipalities and political subdivisions	23,052	23,279	19,560	19,585
Obligations of Federal Government Agencies	12,685	12,804	17,397	17,446
Corporate securities	1,000	989	1,500	1,487
Other securities	2,310	2,183	2,310	2,107

Total	$76,932	$77,673	$66,788	$66,985

AMERICANWEST BANCORPORATION

NOTE 3. Loans and Allowance for Loan Losses

Loan detail by category as of March 31, 2008 and December 31, 2007 were as follows:

($ in thousands)	March 31, 2008	% of Total	December 31, 2007	% of Total
Commercial real estate	$579,443	33.0%	$580,627	32.8%
Construction, land development and other land	525,547	29.9%	523,913	29.6%
Commercial and industrial	316,456	18.0%	321,638	18.2%
Residential real estate	149,150	8.5%	153,043	8.7%
Agricultural	139,791	8.0%	157,196	8.9%
Installment and other	45,485	2.6%	31,455	1.8%

Total loans	1,755,872	100.0%	1,767,872	100.0%

Allowance for loan losses	(27,089)		(25,258)
Deferred loan fees, net of deferred costs	(3,168)		(3,776)

Net loans	$1,725,615		$1,738,838

The allowance for loan losses and reserve for unfunded commitments are maintained at levels considered adequate by management to provide for possible loan losses as of the Consolidated Statement of Condition reporting dates. The allowance for loan losses and reserve for unfunded commitments are based on management’s assessment of various factors affecting the loan portfolio, including problem loans, business conditions and loss experience, and an overall evaluation of the quality of the underlying collateral. Changes in the allowance for loan losses and the reserve for unfunded commitments during the three months ended March 31, 2008 and 2007 were as follows:

	Three Months Ended March 31,
($ in thousands)	2008	2007
Allowance for loan losses:
Balance, beginning of year	$25,258	$15,136
Loan loss provision (benefit)	12,800	(33)
Loans charged-off	(11,088)	(546)
Recoveries	119	100

Balance, end of period	$27,089	$14,657

	Three Months Ended March 31,
($ in thousands)	2008	2007
Reserve for Unfunded Commitments:
Balance, beginning of year	$1,374	$881
Provision for unfunded commitments	(102)	33

Balance, end of period	$1,272	$914

The provision for unfunded commitments is included in other non-interest expense on the Consolidated Statements of Operations.

NOTE 4. Far West Bancorporation Business Combination

On April 1, 2007, the Company acquired Far West Bancorporation (FWBC) and its wholly-owned subsidiary, Far West Bank (FWB), in an acquisition accounted for under the purchase method of accounting. The acquisition was consistent with the Company’s strategic plan to expand into high growth markets. The financial results of FWBC have been included in the Company’s consolidated financial statements since that date.

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

The core deposit intangible of $12.9 million is being amortized on an accelerated basis over 10 years. Goodwill of $94.8 million is not amortized but is reviewed for potential impairment on an annual basis, or if events or circumstances indicate a potential impairment. Refer to Note 5 of the consolidated financial statements. An insignificant amount of the goodwill recorded is expected to be deductible for tax purposes.

AMERICANWEST BANCORPORATION

The following table presents unaudited pro forma results of operations related to the acquisition consummated on April 1, 2007 for the three months ended March 31, 2007. Cost savings and revenue enhancements anticipated are not reflected in the pro forma Consolidated Condensed Statements of Operations. No assurance can be given with respect to the ultimate level of such cost savings or revenue enhancements. The AWBC column reflects the Company’s actual results reported for the period shown. The FWBC column reflects the actual results for the period shown, prior to the acquisition date. The pro forma column represents purchase adjustments which would have occurred during the period shown if the acquisition would have occurred on January 1, 2007. The pro forma results do not necessarily indicate the results that would have been obtained had the acquisition actually occurred on January 1, 2007.

For the three months ended March 31, 2007

($ in thousands, except per share amounts)	AWBC	FWBC	Pro Forma Adjustments		Pro Forma Combined
Net interest income	$14,734	$8,718	$(337	) (a)	$23,115
Loan loss provision (benefit)	(33)	2,005			1,972
Non-interest income	2,405	2,413			4,818
Non-interest expense	13,800	8,099	793	(b)	22,692

Income before provision for income tax	3,372	1,027	(1,130)		3,269
Provision for income taxes	1,187	387	(396	) (c)	1,178

Net Income	$2,185	$640	$(734)		$2,091

Basic earnings per share	$0.19				$0.12
Diluted earnings per share	$0.19				$0.12
Basic weighted average shares outstanding	11,413				17,157
Diluted weighted average shares outstanding	11,541				17,285

(a)	Amount represents amortization of purchase adjustments and interest expense on junior subordinated debt issuance.

(b)	Amount represents amortization of intangibles.

(c)	Income tax effect of pro forma adjustments.

NOTE 5. Goodwill

As of March 31, 2008, the Company evaluated goodwill for potential impairment. The goodwill in the single reporting unit was determined to be impaired by $27.0 million, an amount which is reflected in non-interest expense on the Consolidated Statements of Operations for the three months ended March 31, 2008. The determination of the fair value of goodwill is determined based on the market value of the Company’s stock, merger and acquisition valuations and a discounted cash flow model. The impairment was principally due to the decline in the average market value of the Company’s common stock since December 31, 2007 and the reduction of merger and acquisition valuations for recently completed commercial bank transactions. The average closing market price of the Company’s common stock for the 20 day trading period ended March 31, 2008 was $8.61, a reduction of 52% from the same period ended December 31, 2007. The remaining carrying value of goodwill at March 31, 2008 was $100.9 million. The Company’s goodwill will be evaluated for future possible impairment if there are indicators of a potential impairment pursuant to the Company’s accounting policy.

AMERICANWEST BANCORPORATION

NOTE 6. Junior Subordinated Debt

As of March 31, 2008, the Company had four wholly-owned trusts (Trusts) that were formed to issue trust preferred securities and related common securities of the Trusts. The Trusts are summarized as follows:

($ in thousands) Trust Name	Issue Date	Outstanding Amount	Rate		Effective Rate	Next Call Date	Maturity Date
AmericanWest Statutory Trust I	September 2002	$10,310	Floating	(1)	6.01%	June 2008	September 2032
Columbia Trust Statutory Trust I	June 2003	3,093	Floating	(2)	5.71%	June 2008	June 2033
AmericanWest Capital Trust II	March 2006	7,217	6.76%	(3)	6.76%	March 2011	March 2036
AmericanWest Capital Trust III	March 2007	20,619	6.53%	(4)	6.53%	March 2012	June 2037

		$41,239

(1)	Rate based on LIBOR plus 3.40%, adjusted quarterly.

(2)	Rate based on LIBOR plus 3.10%, adjusted quarterly.

(3)	Rate fixed for 5 years from issuance, then adjusted quarterly thereafter based on LIBOR plus 1.50%.

(4)	Rate fixed for 5 years from issuance, then adjusted quarterly thereafter based on LIBOR plus 1.63%.

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

As of March 31, 2008, all of the junior subordinated debt, less the common stock of the Trusts, qualified as Tier I capital, under the guidance issued by the Board of Governors of the Federal Reserve System (FRB). Effective April 11, 2005, the FRB adopted a rule that permits the inclusion of junior subordinated debt in Tier I capital, but with stricter quantitative limits. Under the FRB rule, after a five-year transition period ending March 31, 2009, the aggregate amount of junior subordinated debt and certain other restricted core capital elements is limited to 25% of Tier I capital elements, net of goodwill and other intangibles. The amount of junior subordinated debt and certain other elements in excess of the limit could be included in Tier II capital, subject to restrictions. All of the currently issued junior subordinated debt is expected to qualify as Tier I capital under the new limitations as of March 31, 2009. There can be no assurance that the FRB will not further limit the amount of junior subordinated debt permitted to be included in Tier I capital for regulatory capital purposes.

NOTE 7. Comprehensive Income (Loss)

Total comprehensive loss, which includes the net loss and unrealized gains and losses on the Company’s available-for-sale securities, net of tax, amounted to approximately $31.2 million for the three months ended March 31, 2008. Total comprehensive income for the three months ended March 31, 2007 was $2.2 million.

NOTE 8. Cash Dividends

During the three months ended March 31, 2008, the Company declared and paid cash dividends of $0.04 per share. During the three months ended March 31, 2007, the Company declared and paid cash dividends of $0.03 per share.

AMERICANWEST BANCORPORATION

NOTE 9. Earnings (Loss) Per Share

The following is a reconciliation of the numerators and denominators for basic and diluted earnings (loss) per share computations for the three months ended March 31, 2008 and 2007:

	Three Months Ended March 31,
($ in thousands, except per share)	2008	2007
Numerator:
Net (loss) income	$(31,557)	$2,185
Denominator:
Weighted average number of common shares outstanding	17,206	11,413
Incremental shares assumed for stock-based compensation	—	128

Total	17,206	11,541

Basic (Loss) Earnings per common share	$(1.83)	$0.19
Diluted (Loss) Earnings per common share	$(1.83)	$0.19
Anti-dilutive stock options and awards not included in diluted earnings per share	484	113

NOTE 10. Stock-Based Compensation

The AmericanWest Bancorporation 2006 Equity Incentive Plan (Plan) provides for the issuance of incentive stock options, nonqualified stock options, restricted stock awards and unrestricted stock awards to key employees, officers and directors. The maximum aggregate number of authorized shares issued under the Plan as of March 31, 2008 was 314,666. The Board of Directors’ Compensation Committee administers the Plan. The maximum term of an incentive stock option granted under the Plan is ten years and the Plan will terminate on March 17, 2016.

Stock Options

Compensation cost recorded related to stock options accounted for under Statement of Financial Accounting Standards (SFAS) No. 123(R), Share-Based Payment, is summarized in the table below including the impact on net income and diluted earnings (loss) per share for the three months ended March 31, 2008 and 2007.

	Three months ended March 31,
($ In thousands)	2008	2007
Stock option compensation cost	$55	$203
Impact on net income (loss)	$39	$136
Impact on diluted earnings (loss) per share	$—	$0.01

AMERICANWEST BANCORPORATION

The following table summarizes the stock option activity for the three months ended March 31, 2008.

	Options	Weighted average exercise price
Outstanding at December 31, 2007	425,394	$18.14
Granted	4,750	10.85
Exercised	(9,436)	6.10
Forfeited	(4,850)	21.63

Outstanding at March 31, 2008	415,858	$18.29

Exercisable at March 31, 2008	308,408	$17.71

The following table summarizes the weighted average assumptions for options issued during the three months ended March 31, 2008 and 2007.

	Three months ended March 31,
	2008	2007
Expected volatility	33.6%	31.4%
Expected dividends	2.5%	0.5%
Expected term	5.0 years	6.4 years
Risk free interest rate	2.8%	4.7%

The weighted average fair value of options issued during the three months ended March 31, 2008 and March 31, 2007 was $2.86 and $9.13, respectively. Total unrecognized compensation cost at March 31, 2008 is $268 thousand which will be recognized through 2013. The amortization of stock-based compensation reflects estimated forfeitures adjusted for actual forfeiture experience. Estimated forfeitures will be continually evaluated in subsequent periods and may change based on new facts and circumstances.

The weighted average remaining term for outstanding and exercisable stock options at March 31, 2008 was 6.1 years and 5.7 years, respectively. The aggregate intrinsic value at March 31, 2008 for stock options outstanding and exercisable was $96 thousand. The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the market price of the Company’s common stock as of the reporting date. The intrinsic value of stock options exercised during the three months ended March 31, 2008 and 2007 was $62 thousand and $473 thousand, respectively.

Restricted Common Stock Awards

The Company has granted performance based restricted common stock awards and non-performance based restricted stock awards (collectively, common stock awards) to certain executives and employees. The common stock awards vest between September 2008 and September 2012 and are expensed as compensation over the vesting period.

The purpose of these awards is to promote the long term interests of the Company and its shareholders by providing a financial incentive as a means for retaining certain key executives and employees. For the three months ended March 31, 2008 and 2007, the compensation expense related to these awards was $56 thousand and $241 thousand, respectively. The compensation expense for the three months ended March 31, 2007, includes $141 thousand related to the immediate vesting of 7,500 restricted common stock awards for an executive terminated without cause. During the three months ended March 31, 2008, the Company did not record an expense associated with performance based restricted common stock awards as the performance target is not likely to be met for the year.

AMERICANWEST BANCORPORATION

The following table summarizes restricted common stock activity for the three months ended March 31, 2008.

	Restricted Common Stock	Weighted average grant date fair value
Unvested as of December 31, 2007	70,771	$21.62
Forfeited	(3,120)	22.14

Unvested as of March 31, 2008	67,651	$21.60

NOTE 11. Fair Value Measurement

On January, 1, 2008, the Company adopted Statement of Financial Accounting Standard (SFAS) No. 157, Fair Value Measurements. SFAS No. 157 provides enhanced guidance for measuring assets and liabilities using fair value and applies to situations where other standards require or permit assets or liabilities to be measured at fair value. SFAS No. 157 also requires expanded disclosure of items that are measured at fair value, the information used to measure fair value and the effect of fair value measurements on earnings.

Valuation techniques are based upon observable and unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect our market assumptions. These two types of inputs create a fair value hierarchy. Level 1 includes quoted prices for identical instruments in active markets. Level 2 includes quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable. Level 3 includes instruments whose significant value input assumptions are unobservable.

The following table summarizes the Company’s financial instruments that were measured at fair value on a recurring basis at March 31, 2008.

		Fair Value Measurements Using
($ in thousands)	Fair Value	Level 1	Level 2	Level 3
Securities available-for-sale	$77,673	$77,673	$—	$—
Loans held for sale	$21,147	$—	$21,147	$—
Impaired loans	$36,851	$—	$36,851	$—

Impaired loans included in the table above are collateral dependent and fair value was determined based on the fair value of the underlying collateral.

NOTE 12. Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115. The new guidance allows an institution, at its option, and on an item by item basis, to begin valuing selected assets and liabilities at fair market value. The rule is required to be adopted for years beginning after November 15, 2007. Upon adoption of this guidance, the initial valuation adjustment would be made to beginning retained earnings. The Company adopted this guidance on January 1, 2008 and the implementation of this guidance did not have a material impact to the Company.

On September 7, 2006, the Emerging Issues Task Force (EITF) reached a final consensus on Issue 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements. Under the new guidance contained in the final consensus, an employer (policy holder) will be required to determine whether they have promised the participant (1) a death benefit, or (2) to maintain the split-dollar arrangement and share some portion of the death benefits of the underlying life insurance policy with the participant or a post-retirement benefit. If the employer has promised to provide a death benefit, then a liability for the present value of the death benefit must be accrued over the employee’s required service period. If the employer has promised to maintain the split dollar arrangement and underlying life insurance policy, then the postretirement cost of insurance must be accrued over the employee’s required service period. The implementation of this guidance on January 1, 2008 resulted in other liabilities increasing by $1.4 million with a corresponding decrease in retained earnings on the Consolidated Statement of Condition. The expense for the three months ended March 31, 2008 related to this guidance was $23 thousand and is included in Salaries and Employee Benefits on the Consolidated Statement of Operations.

AMERICANWEST BANCORPORATION

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations and SFAS No. 160, Noncontrolling Interest in Consolidated Financial Statements. SFAS No. 141(R) and SFAS No. 160 (Statements) provide new guidance on accounting for business combinations and noncontrolling interests. The statements will require more assets acquired and liabilities assumed to be measured at fair value as of the acquisition date and acquisition related costs, such as legal and due diligence costs, to be expensed when incurred. Noncontrolling interests in subsidiaries are required to initially be valued at fair value and classified as a separate component of equity. The guidance is effective on January 1, 2009, with early adoption prohibited. The Company is evaluating the impact of the implementation of this guidance.

AMERICANWEST BANCORPORATION

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain matters discussed or incorporated by reference in this Quarterly Report on Form 10-Q including, but not limited to, matters described in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” have forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (PSLRA). Such forward-looking statements may include statements or forecasts about the Company’s financial condition and results of operations, expectations for future financial performance and assumptions for those forecasts and expectations. The Company makes forward-looking statements about the potential problem loans, cash flows, capital initiatives and the adequacy of the allowance for loan losses. Actual results might differ significantly from the Company’s forecasts and expectations due to several factors. Some of these factors include, but are not limited to, impact of the current national and regional economy (including real estate values) on loan demand and borrower financial capacity in the Company’s market, changes in loan portfolio composition, the Company’s ability to raise regulatory capital, the Company’s ability to increase market share, the Company’s ability to attract quality customers, the Company’s ability to expand its markets through new financial centers and acquisitions, interest rate movements and the impact on net interest margins such movement may cause, changes in the demographic make-up of the Company’s market, the Company’s products and services, the Company’s ability to attract and retain qualified employees, regulatory changes and competition with other banks and financial institutions. Other factors are included in the Annual Report on Form 10-K for the year ended December 31, 2007, filed with the US Securities and Exchange Commission (SEC) available on the SEC’s website at www.sec.gov. Words such as “targets,” “expects,” “anticipates,” “believes,” other similar expressions or future or conditional verbs such as “will,” “may,” “should,” “would,” and “could” are intended to identify such forward-looking statements. Readers should not place undue reliance on the forward-looking statements, which reflect management’s view only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect subsequent events or circumstances. This statement is included for the express purpose of protecting the Company under PSLRA’s safe harbor provisions.

The following discussion contains a review of the results of operations and financial condition for the three months ended March 31, 2008 and 2007. This information should be read in conjunction with the financial statements and related notes appearing in this report. The reader is assumed to have access to the Company’s Form 10-K for the year ended December 31, 2007, which contains additional information.

AmericanWest Bancorporation

AmericanWest Bancorporation, which was formed in 1983, is a Washington corporation registered as a bank holding company under the Bank Holding Company Act of 1956, and is headquartered in Spokane, Washington. The company’s wholly-owned subsidiary is AmericanWest Bank (Bank), a Washington state chartered bank that operates in Eastern and Central Washington and Northern Idaho and in Utah doing business as Far West Bank. Unless otherwise indicated, reference to “the Company” shall include the Bank and its Far West Bank division. The Company’s unconsolidated information will be referred to as that of the Parent Company. The Bank provides a full range of banking services to small and medium-sized businesses, agricultural businesses, professionals and consumers through 64 financial centers and two loan production offices located in Washington, Northern Idaho and Utah.

The Company also has four wholly-owned statutory trust subsidiaries which were formed for the sole purpose of issuing trust preferred securities. These include AmericanWest Statutory Trust I, Columbia Trust Statutory Trust I, AmericanWest Capital Trust II and AmericanWest Capital Trust III (collectively Trusts). Due to the prior adoption of Financial Interpretation Number 46R, Consolidation of Variable Interest Entities, the investments in these Trusts are not consolidated on the consolidated financial statements.

The Company’s stock trades on the NASDAQ Global Select market under the symbol AWBC. The discussion in this Quarterly Report of the Company and its financial statements reflects the Company’s acquisitions of Far West Bancorporation and its subsidiary on April 1, 2007 and Columbia Trust Bancorp and its subsidiaries on March 15, 2006. Both acquisitions were accounted for by the purchase method of accounting and the results of operations prior to the respective acquisitions do not reflect the activities of Far West Bancorporation or Columbia Trust Bancorp.

AMERICANWEST BANCORPORATION

Results of Operations

Overview

The Company reported a net loss of $31.6 million or $1.83 per diluted share for the three months ended March 31, 2008 compared to net income of $2.2 million or $0.19 per diluted share the same period in 2007. The results for the three months ended March 31, 2008 include a goodwill impairment charge of $27.0 million or $1.57 per diluted share. Excluding this adjustment, the net loss for the three months ended March 31, 2008 would have been $4.6 million or $0.26 per diluted share. The negative return on average assets annualized, excluding the goodwill impairment charge, for the three months ended March 31, 2008 was 0.86%, as compared to a positive return on average assets annualized of 0.63% for the same period of the prior year. The negative return on average equity, excluding the goodwill impairment charge, for the three months ended March 31, 2008 was 6.44%, as compared to a positive annualized return on average equity of 5.75% for the same period of the prior year. The Company recognized a provision for loan losses of $12.8 million, or 2.89% of average loans on an annualized basis, for the quarter ended March 31, 2008 as compared to $14.6 million, or 3.31% of average loans annualized for the fourth quarter of 2007. A loan loss benefit of $33 thousand was recognized during the first quarter of 2007. For the quarter ended March 31, 2008, net charge-offs were $11.0 million, or 2.48% of average loans annualized, as compared to 2.35% and 0.15% for the fourth quarter of 2007 and the same period in 2007, respectively.

The tables below summarize the Company’s financial performance for the three months ending March 31, 2008 and 2007:

	Three Months Ended March 31,
($ in thousands except per share data)	2008	2007
Interest Income	$33,670	$24,862
Interest Expense	12,383	10,128

Net Interest Income	21,287	14,734
Loan Loss Provision (Benefit)	12,800	(33)

Net interest income after loan loss provision (benefit)	8,487	14,767

Non-interest Income	4,220	2,405
Non-interest Expense	45,783	13,800

Income (loss) before income tax provision (benefit)	(33,076)	3,372
Income tax provision (benefit)	(1,519)	1,187

Net Income (Loss)	$(31,557)	$2,185

Basic earnings (loss) per common share	$(1.83)	$0.19
Diluted earnings (loss) per common share	$(1.83)	$0.19

AMERICANWEST BANCORPORATION

The selected financial ratios below in the Non-GAAP column excludes the goodwill impairment charge of $27.0 million taken during the three months ended March 31, 2008. These calculations represent non-generally accepted accounting principles (GAAP) measures. Management believes these ratios are preferable as they represent a more meaningful comparison to the three months ended March 31, 2007.

	Three Months Ended March 31,
Selected Financial Ratios, annualized:	2008 GAAP	2008 Non-GAAP (1)	2007
Return on average assets	-5.98%	-0.86%	0.63%
Return on average equity	-44.58%	-6.44%	5.75%
Return on tangible average equity	-90.25%	-13.03%	7.80%
Efficiency ratio	176.02%	70.17%	78.82%
Non-interest income to average assets	0.80%	0.80%	0.70%
Non-interest expenses to average assets	8.68%	3.56%	3.99%
Net interest margin (2)	4.62%	4.62%	4.69%
Ending shareholders’ equity to assets	11.90%	11.90%	10.61%
Ending tangible shareholders’ equity to tangible assets	6.73%	6.73%	8.07%

(1)	Excludes goodwill impariment.

(2)	Presented on a tax equivalent basis for tax exempt securities. Average loans include loans held for sale and non-accrual loans.

Net Interest Income

Three Months Ended March 31, 2008 and 2007

Net interest income for the first quarter of 2008 was $21.3 million, an increase of $6.6 million from the first quarter of 2007. Interest income for the first quarter of 2008 was $33.7 million, an increase of $8.8 million over the same period of the prior year. The increase in interest income is related mainly to the average earning assets increase of $581.6 million offset by a decline in the average yield on earning assets of 60 basis points. The increase in the average earning assets is principally due to acquired loans from FWB of $350.6 million and organic loan growth of $157.1 million or 13% as compared to March 31, 2007. Interest expense for the first quarter of 2008 was $12.4 million, an increase of $2.3 million over the similar period of the prior year. The increase in interest expense is related to average interest bearing liabilities which increased $469.6 million, related mainly to the acquired interest bearing deposits of $241.9 million from FWB and the increase in average borrowings of $171.1 million. This is offset by a decline in the cost of funds by 69 basis points as compared to the first quarter of 2007.

The tax equivalent net interest margin for the first quarter of 2008 was 4.62%, a decrease of 7 basis points from the same period in 2007. The average yield on loans for the first quarter of 2008 was 7.41%, a decrease of 61 basis points from the same period in 2007. The decrease in the average yield on loans is related mainly to the decline in index rates for certain variable rate loans tied to Prime as compared to the first quarter of 2007.

The Company’s net interest margin for the first quarter of 2008 was positively impacted by the cost of interest bearing deposits, which decreased 79 basis points over the same period in 2007. This decrease was driven principally by lower rates paid on deposit products in response to market rate declines. This was partially offset by a shift in the Company’s deposit mix. Compared to the similar quarter of the prior year, average non-interest bearing deposits increased as a percentage of total deposits from 19% to 21%.

AMERICANWEST BANCORPORATION

The following table sets forth the Company’s net interest margin for the three months ended March 31, 2008 and 2007.

	Three months ended March 31,
	2008			2007
($ in thousands)	Average Balance	Interest	%	Average Balance	Interest	%
Assets
Loans (1)	$1,778,977	$32,784	7.41%	$1,229,508	$24,329	8.02%
Taxable securities	51,844	647	5.02%	30,267	369	4.94%
Non-taxable securities (2)	17,918	273	6.13%	8,974	142	6.42%
FHLB Stock	9,689	20	0.83%	6,319	6	0.39%
Overnight deposits with other banks and other	2,688	39	5.84%	4,494	65	5.87%

Total interest earning assets	1,861,116	33,763	7.30%	1,279,562	24,911	7.90%

Non-interest earning assets	260,208			122,507

Total assets	$2,121,324			$1,402,069

Liabilities
Interest bearing demand deposits	$138,319	$189	0.55%	$88,671	$178	0.81%
Savings and MMDA deposits	546,262	2,953	2.17%	386,572	3,097	3.25%
Time deposits	523,962	5,910	4.54%	434,822	5,245	4.89%

Total interest bearing deposits	1,208,543	9,052	3.01%	910,065	8,520	3.80%

Overnight borrowings	85,425	822	3.87%	22,204	305	5.57%
Junior subordinated debt	41,239	736	7.18%	22,911	462	8.18%
Other borrowings	151,672	1,773	4.70%	62,128	841	5.49%

Total interest bearing liabilities	1,486,879	12,383	3.35%	1,017,308	10,128	4.04%

Non-interest bearing demand deposits	327,931			218,213
Other non-interest bearing liabilities	21,821			12,540

Total liabilities	1,836,631			1,248,061
Stockholders’ Equity	284,693			154,008

Total liabilities and stockholders’ equity	$2,121,324			$1,402,069

Net interest income and spread		$21,380	3.95%		$14,783	3.86%

Net interest margin to average earning assets			4.62%			4.69%

(1)	Includes loans held for sale and non-performing loans in average loans. Interest income includes loan fee income.

(2)	Tax-exempt securities income has been presented using a tax equivalent basis and an assumed tax rate of 34%.

AMERICANWEST BANCORPORATION

The following table sets forth a summary of changes in the components of net interest income during the first quarter of 2008 as compared to the first quarter of 2007 due to the changes in average interest earning assets and interest bearing liabilities and the resultant changes in interest income and interest expense.

	Three months ended March 31, 2008 compared to 2007
	Increase (decrease) in net interest income due to changes in:
($ in thousands)	Volume	Rate	Total
Interest earning assets
Loans (1)	$10,963	$(2,508)	$8,455
Securities (2)	401	8	409
Overnight deposits with other banks, and other and FHLB stock	10	(22)	(12)

Total interest earning assets	$11,374	$(2,522)	$8,852

Interest bearing liabilities
Interest bearing demand deposits	$100	$(89)	$11
Savings and MMDA deposits	1,290	(1,434)	(144)
Time deposits	1,084	(419)	665

Total interest bearing deposits	2,474	(1,942)	532
Overnight borrowings	876	(359)	517
Junior subordinated debt	373	(99)	274
Other borrowings	1,222	(290)	932

Total interest bearing liabilities	4,945	(2,690)	2,255

Total increase (decrease) in net interest income	$6,429	$168	$6,597

(1)	Includes loans held for sale and non-performing loans in average loans. Interest income includes loan fee income.

(2)	Tax-exempt securities income has been presented using a tax equivalent basis and an assumed tax rate of 34%.

The following table summarizes the repricing in the loan portfolio as of March 31, 2008. The adjustable and variable rate loans are tied to Prime or another market index. Adjustable rate loans do not reprice immediately with market changes while variable rate loans adjust within three months or immediately with market changes.

March 31, 2008
Adjustable Rates	28%
Variable Rates	45%
Fixed Rates	27%

Variable rate loans with contractual floors represented $114.5 million or 14% of the total variable rate loans as of March 31, 2008. As of March 31, 2008, variable rate loans at or below their respective floor were $96.5 million.

Provision for Credit Losses

During the three months ended March 31, 2008, the Company recognized a provision for loan losses of $12.8 million or 2.89% of average gross loans on an annualized basis. For the three months ended March 31, 2008 and 2007, the annualized net charge-offs were 2.48% and 0.15% of average gross loans, respectively. The net charge-offs for the first quarter of 2008 included $7.5 million related to two residential land development relationships and a construction relationship which are discussed in the non-performing assets section of this report.

AMERICANWEST BANCORPORATION

The provision is determined based on a model which considers, among other things, specific loan risk characteristics in the portfolio and internal loan risk rating classifications. Management regularly evaluates the level of the allowance for credit losses for adequacy by considering changes in the nature of the loan portfolio, portfolio composition, overall portfolio quality, industry concentrations, delinquency trends, current economic factors and the estimated impact of current economic conditions that may affect a borrower’s ability to pay. Management continually monitors the economic conditions of the markets in which it currently operates, which include mainly Eastern and Central Washington, Northern Idaho and Utah. Management also considers general economic conditions in the analysis. In the evaluation of impaired loans management considers the collateral values if the loan is collateral dependent and the respective discounted cash flows if the loan is not collateral dependent. The majority of the Company’s impaired loans are collateral dependent and declines in certain collateral values during the three months ended March 31, 2008 resulted in approximately $9.0 million of additional provisions for loan losses. The provision for credit losses is a significant estimate and the use of different assumptions could produce different results.

Non-interest Income

Non-interest income for the three months ended March 31, 2008 was $4.2 million as compared to $2.4 million for the same period of 2007, an increase of $1.8 million or 75%. This increase consists of the following components:

•

Fees and service charges on deposits increased $1.2 million, or 84%. Of this change, $949 thousand or 82% was related to an increase in fees and service charges related to deposits in the Utah market, primarily from the FWB merger. The debit card interchange income in the Utah market was $230 thousand of the total fees and service charges income.

•	Fees on mortgage loan sales increased $520 thousand or 152% due to increases in staffing in the residential mortgage teams and the addition of FWB operations.

•	Other non-interest income increased $132 thousand, or 20%. The change is related to overall increased activity and the following items:

•	Bankcard revenues increased $152 thousand related to a portfolio acquired through FWB.

•	Bank owned life insurance increased $99 thousand due mainly to FWB acquired policies.

•	These items were partially offset by a decline in foreclosed real estate and other foreclosed asset sale gains of $166 thousand related to gains from one property in the first quarter of 2007.

Non-interest Expense

Non-interest expense for the three months ended March 31, 2008 was $45.8 million, an increase of $32.0 million as compared with the similar period of 2007. Excluding the goodwill impairment charge of $27.0 million, the non-interest expenses would have been $18.8 million, an increase of $5.0 million, or 36% over the three months ended March 31, 2007. The remaining change in the non-interest expense categories consist of the following components:

•

Salaries and employee benefits increased $2.4 million or 28% related mainly to the increase in full-time equivalent attributable to the FWB merger. The total FTE increased 204 or 41% as compared to March 31, 2007. Included in the three months ended March 31, 2007 was $364 thousand related to the Company’s staffing expense reduction initiative. In addition, during the three months ended March 31, 2008 there was $198 thousand recorded for the retirement of an executive.

•	Equipment and occupancy expense increased $1.2 million associated with the acquired facilities from FWB and additional financial centers and a new consolidated support center.

•	Intangibles amortization expense increased $594 thousand related to the core deposit intangible recorded as part of the FWB merger.

•	Other non-interest expense increased $810 thousand or 36% mainly due to the operational costs of the increased size of the Company since March 31, 2007.

Income Tax Provision (Benefit)

The effective tax rates for the three months ended March 31, 2008 and 2007, excluding the goodwill impairment charge, were a benefit of 25.0% and a provision of 35.2%, respectively. The goodwill impairment charge does not create a tax benefit during the three months ended March 31, 2008. The decrease in the tax rate is due to an increase in the non-taxable items in relationship to the estimated pre-tax income (loss) for the year.

AMERICANWEST BANCORPORATION

Non-performing Assets

Non-performing assets include loans that are 90 or more days past due or on non-accrual status and real estate and other loan collateral acquired through foreclosure and repossession. Loans 90 days or more past due may remain on an accrual basis if adequately collateralized and in the process of collection. For non-accrual loans, interest previously accrued but not collected is reversed and charged against income at the time a loan is placed on non-accrual status. Payments received at the time a loan is on non-accrual status are applied to principal. Interest income is not recognized until the loan is returned to accrual status. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

The following table summarizes the non-performing assets at March 31, 2008, December 31, 2007 and March 31, 2007.

($ in thousands)	March 31, 2008	December 31, 2007	March 31, 2007
Accruing loans over 90 days past due	$3,578	$0	$0
Non-accrual loans	43,269	39,098	5,819

Total non-performing loans	46,847	39,098	5,819
Foreclosed real estate and other foreclosed assets	1,645	1,230	1,013

Total non-performing assets	$48,492	$40,328	$6,832

Non-performing loans to total gross loans (1)	2.67%	2.21%	0.47%
Non-performing assets to total assets (1)	2.30%	1.90%	0.47%
Allowance for loan loss to total gross loans	1.54%	1.43%	1.17%
Allowance for credit losses to total gross loans	1.62%	1.51%	1.25%
Allowance for credit losses to non-performing loans (1)	60.54%	68.12%	267.59%

(1)	Amounts and ratios shown net of government guarantees on non-performing loans of $1.2 million, $992 thousand, and $2.3 million, respectively.

Total non-performing assets were $48.5 million or 2.30% of total assets at March 31, 2008 as compared to $40.3 million or 1.90% of total assets at December 31, 2007. The increase in non-performing assets for the three months ended March 31, 2008 is related mainly to a construction loan with a carrying value of $9.6 million being placed on non-accrual status. There was a $3.0 million charge-off related to this relationship during the quarter. This increase in non-performing loans was partially offset by a charge-off of $4.5 million related to two other non-performing residential real estate development loans, which were classified as non-performing at December 31, 2007. At March 31, 2008, there were $3.6 million of loans 90 days past due and still accruing interest. Each of these loans was brought current subsequent to March 31, 2008. The following is a summary of the activity of the non-accrual loans during the three months ended March 31, 2008.

($ in thousands)
December 31, 2007	$39,098
Additions	24,342
Charge-offs	(10,674)
Paydowns	(4,517)
Reclassified to foreclosed real estate and other foreclosed assets	(639)
Return to accrual status and other	(763)

March 31, 2008	$46,847

AMERICANWEST BANCORPORATION

At March 31, 2008 and December 31, 2007, the Company had approximately $25.0 million or 1.4% of total loans, and $26.5 million or 1.5% of total loans, respectively, that were not classified as non-performing but for which known information about the borrower’s financial condition caused management to have concern about the ability of the borrowers to comply with the repayment terms of the loans if the weaknesses were uncorrected.

Investment Portfolio

The Company’s investment portfolio increased from $67.0 million at December 31, 2007 to $77.7 million at March 31, 2008. The increase in the investment portfolio is mainly related to investment purchases during the first quarter of $18.2 million offset by sales, maturities and pay-downs. All securities are classified as available-for–sale and recorded at fair value. Management believes that this classification provides greater flexibility to respond to interest rate changes and liquidity needs.

Loan Portfolio

Total gross loans decreased $12.0 million during the three months ended March 31, 2008. The decline includes $17.4 million in agricultural loans related mainly to seasonal pay-downs. There were no significant changes in the composition of the loan portfolio during the first three months of 2008. At March 31, 2008, the Bank’s largest 20 credit relationships consisted of loans and loan commitments ranging from $9.7 million to $25.5 million, with an aggregate total credit exposure of $302.8 million and outstanding balances of $228.2 million.

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

The major classifications of loans at March 31, 2008 and December 31, 2007 can be found in Note 3 to the Consolidated Financial Statements. The following table summarizes additional information related to the construction, land development and other land category at March 31, 2008 and December 31, 2007.

($ in thousands)	March 31, 2008	% of Total Loans	December 31, 2007	% of Total Loans
Residential land development	$206,063	11.7%	$201,631	11.4%
Commercial construction	117,045	6.7%	128,129	7.2%
Builder spec	66,397	3.8%	50,395	2.9%
Raw land	51,777	2.9%	33,158	1.9%
Residential consumer	35,549	2.0%	41,231	2.3%
Builder custom	4,538	0.3%	20,383	1.2%
Other	44,178	2.5%	48,986	2.8%

Total construction, land development and other land	$525,547	29.9%	$523,913	29.6%

Allowance for Loan Losses and Reserve for Unfunded Commitments

At March 31, 2008, the Bank’s allowance for loan losses was $27.1 million or 1.54% of total gross loans. This compares to $25.3 million or 1.43% at December 31, 2007. At March 31, 2008 the Bank’s reserve for unfunded commitments was $1.3 million as compared to $1.4 million at December 31, 2007. The allowance for loan losses is increased by charges to income through the provision for loan losses, and decreased by charge-offs, net of recoveries. The reserve for unfunded commitments is increased or decreased through charges through income included in other non-interest expense. Loans are charged to the allowance when management believes the collection of principal is unlikely.

AMERICANWEST BANCORPORATION

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

Management believes that the allowance for loan losses and reserve for unfunded commitments are adequate at March 31, 2008. Management uses currently available information to recognize losses on loans and foreclosed real estate and other foreclosed assets; however, depending on economic conditions in the markets the Company serves, and other conditions, there can be no assurance that significant additional loan loss provisions may not be necessary to supplement the allowance. In addition, the Bank’s regulators, as an integral part of their examination process, review the Bank’s loans and allowance for loan losses.

Deposits and Borrowings

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

Total deposits grew $52.6 million for the first three months of 2008, ending the period at $1.6 billion. Brokered certificate of deposits increased $30.5 million during the three months ended March 31, 2008. Non-interest bearing deposits were 21% of total deposits as of March 31, 2008 as compared to 22% at December 31, 2007.

Federal Home Loan Bank of Seattle (FHLB) advances and other borrowings decreased approximately $32.6 million during the three months ended March 31, 2008. The decrease in FHLB advances and other borrowings is mainly a result of increased deposits with a decline in gross loans.

Liquidity and Capital Resources

Management believes that the Company’s cash flow will be sufficient to support its existing operations for the foreseeable future. Cash flows from operations generally contribute to liquidity, as do proceeds from issuances of junior subordinated debt and increasing customer deposits. For the three months ended March 31, 2008 and 2007 the net cash flows used in operations related to loans held for sale originations in excess of sales were $10.0 million and $4.0 million, respectively, which significantly reduced the cash flow from operations in these periods. In the three months ended March 31, 2008, the Company had $1.1 million in cash used by operating activities principally due to the originations of loans held for sale. This compared to $6 thousand provided by operating activities in the three months ended March 31, 2007. Additionally, the Company generated $19.3 million and $39.6 million in net cash from financing activities for the three months ended March 31, 2008 and 2007, respectively.

The Bank’s primary source of funds is deposits. In addition, the Bank has the ability to borrow from various sources, including the FHLB and correspondent banks that provide Fed Funds lines. At March 31, 2008, the Bank had $153.0 million of available credit from these sources as compared to $102.7 million at December 31, 2007.

The Parent Company received a cash dividend from the Bank during the first quarter of 2008 of $1.0 million, to provide funding of the junior subordinated debt interest expense and the cash dividend declared of $0.04 per share. The Parent Company received a dividend of $10.0 million from the Bank during the first quarter of 2007, to provide a portion of the funding for the acquisition of FWBC, which was completed on April 1, 2007. Additionally, in March 2007, the Parent Company issued junior subordinated debt, net of purchased securities of the Trust of $619 thousand (refer to Note 6 under Item 1 of this Report). The Parent Company declared $0.03 per share of dividends on its common stock during the three months ended March 31, 2007. There were no repurchases of common stock during the three months ended March 31, 2008 or 2007, other than 1,532 shares tendered on payment for the exercise of stock options during the first quarter of 2007.

AMERICANWEST BANCORPORATION

Regulatory authorities may prohibit the Bank from paying dividends in a manner that would constitute an unsafe or unsound banking practice. In addition, the Bank may not pay cash dividends if that payment could reduce the amount of its capital below that necessary to meet minimum applicable regulatory capital requirements. Washington law also limits the Bank’s ability to pay dividends that are greater than its retained earnings without approval of the Washington Department of Financial Institutions.

The Parent Company’s ability to service its debt is generally dependent upon the availability of dividends from the Bank. The payment of dividends by the Bank is subject to limitations imposed by law and governmental regulations. In determining whether the Bank or the Company will declare a dividend, the respective boards of directors consider factors including financial condition, anticipated growth, acquisition opportunities and applicable laws, regulations and regulatory capital requirements. Prior to the public release of the Company’s first quarter 2008 financial results, the Board of Directors determined that the quarterly cash dividend would be suspended indefinitely. This decision was based primarily on the Company’s recent significant decline in operating results and a reduction in regulatory capital levels.

Another potential source of cash during the three months ended March 31, 2008 was a line of credit that the Parent Company has with an unaffiliated financial institution. The line was available for $20.0 million and was decreased to $5.0 million in March 2008 due to the financial performance of the Bank and increased levels of non-performing assets. Management is currently pursuing alternative sources to replace this facility and does not expect the reduced commitment will have an adverse impact on the Parent Company’s liquidity. The line was not used during the first three months of 2008.

The Company’s total stockholders’ equity decreased to $250.8 million at March 31, 2008 as compared to $284.0 million at December 31, 2007. This decrease is mainly related to the net loss recorded for the first three months of 2008 of $31.6 million. The Company’s total stockholders’ equity to total assets ratio decreased to 11.9% as of March 31, 2008 from 13.39% as of December 31, 2007. As of March 31, 2008, the Company’s tangible shareholders’ equity to ending tangible assets ratio decreased to 6.73% as compared to 7.05% from December 31, 2007. At March 31, 2008 and December 31, 2007, the Company held cash and cash equivalent assets of $50.7 million and $47.1 million, respectively.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier I capital to risk-weighted assets and of Tier I capital to average assets, as those terms are defined in the regulations. Management believes, as of March 31, 2008, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

As of March 31, 2008, the most recent notification from the Federal Deposit Insurance Company categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following tables. There are no conditions or events since the notification that management believes have changed the Bank’s category.

AMERICANWEST BANCORPORATION

The Company’s and the Bank’s actual capital amounts and ratios as of March 31, 2008 are presented in the table below.

Capital Ratio	Regulatory Standard for “Well Capitalized” Rating	Company	Bank
Tier 1 Capital to Average Total Assets	6.00%	8.65%	8.63%
Tier 1 Capital to Risk Weighted Assets	9.00%	8.81%	8.79%
Total Capital to Risk Weighted Assets	10.00%	10.06%	10.04%

In light of elevated loan loss provisions during the past two fiscal quarters, loan charge-off levels and non-performing assets, the Company is actively evaluating alternatives for raising additional regulatory capital.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

In management’s opinion, there have been no material changes in reported market risks faced by the Company since the end of the most recent fiscal year. Based upon modeling using parallel interest rate changes of an increase or decrease in rates of 100 basis points and 200 basis points over the next twelve months, the Company’s net interest income is expected to increase moderately under rising interest rates and to decline moderately under falling interest rates. These scenarios also include the assumptions that balances and current pricing spreads remain constant. The economic value of the Company’s equity is also expected to increase with rising interest rates. Both of these interest rate risk measures remain within the Company’s policy limits as of March 31, 2008. Management also runs non-parallel interest rate scenarios and a most likely rate scenario to consider the impact of various interest rate changes in the yield curve and the respective impact on net interest income to determine if any actions should be taken.

The changes to net interest income over the next twelve months given the assumptions in the model are presented in the table below as of March 31, 2008 and December 31, 2007.

	Percentage Change in Net Interest Income over 12 Months
Rate Scenario	March 31, 2008	December 31, 2007
Rates increase 200 basis points	4.51%	4.02%
Rates increase 100 basis points	2.31%	2.08%
Rates decrease 100 basis points	-2.21%	-2.03%
Rates decrease 200 basis points	-4.72%	-4.18%

Item 4.	Controls and Procedures.

During the three months ended March 31, 2008, there were no changes in the Company’s internal control over financial reporting that materially affected or are reasonably likely to materially affect internal control over financial reporting.

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

The business is exposed to certain risks. The following is a discussion of what management currently believes are the most significant risks and uncertainties that may affect the business, financial condition and future results.

The Company has a significant concentration in real estate loans and a downturn in the economy of the markets served or the real estate market could significantly hurt the business and prospects for growth.

As of March 31, 2008 the loan portfolio consisted of:

•	33.0% commercial real estate loans;

•	29.9% construction, land development and other land loans;

•	18.0% commercial and industrial loans;

•	8.5% residential real estate loans;

•	8.0% agricultural loans; and

•	2.6% installment and other loans.

The Company is particularly susceptible to fluctuating land values and economic downturns that affect the level of real estate investment activity. Changes in regional economic conditions could result in increased loan delinquencies. Collateral for the loans could decline in value and, as a result, the Company’s ability to recover on defaulted loans by foreclosing and selling the real estate collateral would be diminished and the Company would be more likely to suffer losses on defaulted loans. Any economic decline in the market areas served could also reduce demand for loans and other products and services and, accordingly, reduce income.

A substantial amount of the Company’s real property collateral is located in Central and Eastern Washington and Utah and a downturn in the real estate markets harms the Company’s business. A significant downturn in the real estate markets, especially in those markets served by the Bank, could harm business because 77% of the Company’s loans are secured by real estate. The Company has significant concentrations of credit in commercial real estate and construction, land development and other land loans. Real estate values could be affected by, among other things, an economic slowdown, an increase in interest rates, drought and other natural disasters, specific to Washington or Utah. The ability to recover on defaulted loans by selling real estate collateral becomes diminished under such circumstances, and the Company is more likely to suffer losses on defaulted loans.

The greater Salt Lake City area and Utah economies each have grown rapidly during the past several years, and the failure of these economies to sustain such growth in the future could affect the Company’s ability to grow. Salt Lake City, surrounding communities and other Utah communities served by Far West Bank have experienced significant economic growth in recent years, which has created a demand for the Bank’s loan and deposit products. Failure to sustain this growth or deterioration in local economic conditions could result in, among other things, an increase in loan delinquencies, a decrease in property values, a change in housing turnover rate or a reduction in the level of bank deposits. Particularly, a weakening of the real estate or employment market in Utah, which with the Far West Bank merger has become one of the Company’s largest markets, could result in an increase in the number of borrowers who default on their loans and a reduction in the value of the collateral securing their loans. These events could have an adverse effect on the Company’s profitability and asset quality.

AMERICANWEST BANCORPORATION

The Company has not been through a variety of business cycles since it began operations in Utah and, as a result, may not effectively evaluate the future prospects and this lack of operating history may increase the risk that the Company will not continue to be successful. The Company began operations in Utah in 2006, shortly followed with the Far West Bank merger, and since that time the markets in Utah in which the Company conducts business have, until recently, experienced substantial economic growth. As a result, the Company does not have an operating history during a serious downturn in the real estate market for evaluation of performance relative to future prospects. Consideration must be given to the business and prospects in light of the risks and difficulties the Company will encounter if the Utah economy experience a severe downturn, greater than what is currently taking place. The Company may not be able to address these risks and difficulties successfully, which could materially harm the business and operating results.

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

Construction lending involves special risks not associated with other types of lending. Construction and land development loans are subject to the risks inherent in most other loans, but also carry higher levels of risk predicated on whether the project can be completed on-time and on-budget, and, for non-owner occupied projects, whether the customer can find tenants at rates that will service the debt. Construction loans are typically based upon estimates of costs to complete the project, and an appraised value associated with the completed project. Cost estimates, and completed appraised values, are subject to changes in the market, and such values may in fact change between the time a loan is approved and the final project is complete. Delays or cost overruns in completing a project may arise from labor problems, material shortages and other unpredicted contingencies. If actual construction costs exceed budget, the borrower may need to put more capital into the project, or we may need to increase the loan amount to ensure the project is completed, potentially resulting in a higher loan-to-value than anticipated. Where a non-owner occupied project is not pre-leased, changes in the market could result in a slow lease-up period or rents below what were anticipated. For residential land development loans, a general slowdown in home buying can result in slow sales or reduced prices. Either situation will strain the borrower’s cash flows, and potentially cause deterioration in the loan.

The Company faces strong competition from financial services companies and other companies that offer banking services, which could harm business. The Company currently conducts its banking operations primarily in Central and Eastern Washington, Northern Idaho and Utah. Increased competition in our markets may result in reduced loans and deposits. Ultimately, the Company may not be able to compete successfully against

AMERICANWEST BANCORPORATION

current and future competitors. Many competitors offer the same banking services within the Company’s market area including national banks, regional banks and other community banks. The Company also faces competition from many other types of financial institutions including, without limitation, savings and loan institutions, finance companies, brokerage firms, insurance companies, credit unions, mortgage banks and other financial intermediaries. In particular, the competitors include several major financial companies whose greater resources may afford them a marketplace advantage by enabling them to maintain numerous banking locations and ATMs and conduct extensive promotional and advertising campaigns.

Additionally, banks and other financial institutions with larger capitalization and financial intermediaries not subject to bank regulatory restrictions have larger lending limits and are thereby able to serve the credit needs of larger customers. Areas of competition include interest rates for loans and deposits, efforts to obtain deposits, and the range and quality of products and services provided, including new technology-driven products and services. Technological innovation continues to contribute to greater competition in domestic and international financial services markets as technological advances enable more companies to provide financial services. The Company also faces competition from out-of-state financial intermediaries that have opened low-end production offices or that solicit deposits in its market areas. If the Company is unable to attract and retain banking customers, the Company may be unable to continue to grow the loan and deposit portfolios and results of operations and financial condition may otherwise be harmed.

Changes in economic conditions, in particular an economic slowdown in the Company’s market area, could harm business. The Company’s business is directly impacted by factors such as economic, political and market conditions, broad trends in industry and finance, legislative and regulatory changes, changes in government monetary and fiscal policies and inflation, all of which are beyond the Company’s control. A deterioration in economic conditions, whether caused by national or local concerns, in particular an economic slowdown in Central and Eastern Washington, Northern Idaho or Utah, could result in the following consequences, any of which could materially hurt the business of the Company: loan delinquencies may increase; problem assets and foreclosures may increase; demand for products and services may decrease; low cost or non-interest bearing deposits may decrease; and collateral for loans made by the Bank, especially real estate, may decline in value, in turn reducing customers’ borrowing power and reducing the value of assets and collateral associated with existing loans. The States of Washington, Idaho and Utah and certain local governments in the market area presently face fiscal challenges the long term impact of which on State or local economies cannot be predicted.

The Company may be required to raise additional capital in the future, but that capital may not be available or may not be on terms acceptable to the Company when it is needed. The Company and the Bank are required by federal regulatory authorities to maintain adequate levels of capital to support operations. The Company may decide to raise additional capital to support growth or absorb loan losses. In addition, the use of brokered deposits without regulatory approval is limited to banks that are “well capitalized” according to regulation. If the Bank is unable to maintain capital levels at “well capitalized” minimums, it could lose a significant source of funding, which would force it to utilize wholesale or alternative expensive sources of funding or potentially sell loans at a time when market pricing is unfavorable. The Company’s ability to raise additional capital, if needed, will depend on conditions in the capital markets at that time, which are outside the Company’s control, and on the Company’s financial performance. Accordingly, the Company cannot be certain of its ability to raise additional capital in the future if needed or on terms acceptable to the Company. If the Company cannot raise additional capital when needed, its ability to further expand operations through internal growth, deposit gathering and acquisitions could be materially impaired.

If the Bank is unable to pay the holding company cash dividends to meet its cash obligations, the business, financial condition, results of operations and prospects will be adversely affected. Dividends paid by the bank to the holding company provide cash flow used to service the interest payments on trust preferred securities. Various statutory provisions restrict the amount of dividends the Bank can pay to the holding company without regulatory approval. It is possible that, depending upon the financial condition of the Bank and other factors, the applicable regulatory authorities could assert that payment of dividends or other payments, including payments to the holding company, is an unsafe or unsound practice. If the Bank is unable to pay dividends to the holding company, it may not be able to service the debt or pay its obligations. The inability to receive dividends from the Bank would adversely affect the business, financial condition, results of operations and prospects and could lead to a deferral of interest on existing trust preferred securities.

AMERICANWEST BANCORPORATION

Recent supervisory guidance on commercial real estate concentrations could restrict the Company’s activities and impose financial requirements or limitations on the conduct of our business. The Office of the Comptroller of the Currency, the Board of Governors of the Federal Reserve System, and the Federal Deposit Insurance Corporation recently finalized guidance on sound risk management practices for concentrations in commercial real estate lending. This guidance is intended to help ensure that institutions pursuing a significant commercial real estate lending strategy remain healthy and profitable while continuing to serve the credit needs of their communities. The federal agencies are concerned that rising commercial real estate loan concentrations may expose institutions to unanticipated earnings and capital volatility in the event of adverse changes in commercial real estate markets. The regulatory guidance reinforces and enhances existing regulations and guidelines for safe and sound real estate lending. The guidance provides supervisory criteria, including numerical indicators to assist in identifying institutions with potentially significant commercial real estate loan concentrations that may warrant greater supervisory scrutiny.

There are two numerical measures in the regulatory guidance. The thresholds of numerical indicators in the guidance that indicate significant commercial real estate loan concentrations are as follows: (1) loans in the Call Report (the quarterly Report of Condition required to be filed with federal banking regulators) categories of Construction, Land Development and Other Land loans are greater than 100% of the institution’s Tier 1 Capital; and (2) commercial real estate loans, as defined in the guidance, are greater than 300% of the institution’s total Tier 1 Capital. The first numerical indicator, the aggregate of construction, land development and other land loans divided by the Bank’s Tier 1 Capital was 304% as of March 31, 2008. The second numerical indicator, the aggregate of our non-owner-occupied commercial real estate loans, divided by the Bank’s Tier I Capital was 543% as of March 31, 2008. Thus, the Bank’s portfolio meets the definition of a concentration, as set forth in the guidelines.

The guidance does not limit banks’ commercial real estate lending, but rather guides institutions in developing risk management practices and levels of capital that are commensurate with the level and nature of their commercial real estate concentrations. The Bank’s lending and risk management practices are taken into account in supervisory evaluations of its capital adequacy.

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

The Company may not grow to an asset size to support the existing infrastructure. The Company’s infrastructure, including delivery systems, staffing, facilities, technology and experienced staff, has been developed in the recent years to support continued growth. If the Company is unable to grow it may not reach a size to materialize on economies of scale and produce improved operating results. The failure to improve the operating efficiency of the Bank will adversely impact the amount of retained earnings available for dividends to the Company. This, in turn, will adversely impact the ability of the Company to service its debt and may require additional capital to be raised in the future.

The Company is subject to extensive regulation. The operations are subject to extensive regulation by federal, state and local governmental authorities and to various laws and judicial and administrative decisions imposing requirements and restrictions on part or all of its operations. Because the banking business is highly regulated, the laws, rules and regulations applicable to the Company and the Bank are subject to frequent change. There are typically proposed laws, rules and regulations that, if adopted, would adversely impact operations. These proposed laws, rules and regulations, or any other laws, rules or regulations, could (1) make compliance more difficult or expensive, (2) restrict the ability to originate, broker or sell loans or accept certain deposits, (3) further limit or restrict the amount of commissions, interest or other charges earned on loans originated or sold, or (4) otherwise harm business or prospects for business.

The Company is exposed to risk of environmental liabilities with respect to properties to which it takes title. In the ordinary course of business, the Bank may own or foreclose and take title to real estate and could be or become subject to environmental liabilities with respect to these properties. The Bank may be held liable to a governmental entity or to third parties for property damage, personal injury, investigation and clean-up costs incurred by these parties in connection with environmental contamination, or may be required to investigate or clean up hazardous or toxic substances, or chemical releases at a property. The costs associated with investigation or remediation activities could be substantial. In addition, as the owner or former owner of a contaminated site, the Bank may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from the property. If the Bank ever became subject to significant environmental liabilities, the business, financial condition, liquidity and results of operations could be harmed.

AMERICANWEST BANCORPORATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The Company has a stock repurchase authorization for 250,000 common shares which was approved by the Board of Directors during 2006. This authorization does not have an expiration date. No shares were repurchased under this authorization during the three months ended March 31, 2008 or the year ended December 31, 2007.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

There is no information to report.

Item 5.	Other Information

There is no other information to report.

Item 6.	Exhibits -

a. Exhibits. The exhibits filed as part of this report are as follows:

3.1	Amended and Restated Articles of Incorporation of AmericanWest Bancorporation (filed as exhibit 3.1 to the Form 10-Q filed on May 9, 2007, and incorporated herein by this reference).

3.2	Amended and Restated Bylaws of AmericanWest Bancorporation.+

10.1	Employment Agreement dated as of April 1, 2008 with Jay B. Simmons (filed as exhibit 99.1 to Form 8-K filed on April 1, 2008).*

10.2	Amendment No. 4 to Employment Agreement with R. Blair Reynolds dated March 14, 2008.*+

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.+

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.+

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.+

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.+

+ Denotes items filed herewith

* Denotes executive compensation plan or arrangement.

AMERICANWEST BANCORPORATION

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized on May 6, 2008.

AMERICANWEST BANCORPORATION

\s\ Robert M. Daugherty
Robert M. Daugherty, President and Chief Executive Officer

\s\ Patrick J. Rusnak
Patrick J. Rusnak, Executive Vice President and Chief Operating Officer Principal Financial and Accounting Officer