Form 10-Q
period 2008-06-30
AMERICANWEST BANCORPORATION
filed 2008-08-11
CIK 726990

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2008 or

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

Large Accelerated filer  ☐        Accelerated filer  ☒        Non-accelerated filer  ☐        Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Number of Shares Outstanding
Common Stock	17,211,417 at August 4, 2008

AMERICANWEST BANCORPORATION

INDEX TO QUARTERLY REPORT ON FORM 10-Q

June 30, 2008

AMERICANWEST BANCORPORATION

CONSOLIDATED STATEMENTS OF CONDITION

(unaudited)

($ in thousands)

	June 30, 2008	December 31, 2007
ASSETS
Cash and due from banks	$50,469	$46,591
Overnight interest bearing deposits with other banks	8,031	498

Cash and cash equivalents	58,500	47,089
Securities, available-for-sale at fair value	70,245	66,985
Loans, net of allowance for loan losses of $31,768 and $25,258, respectively	1,734,318	1,738,838
Loans, held for sale	14,134	11,105
Accrued interest receivable	10,080	11,766
FHLB stock	8,790	7,801
Premises and equipment, net	45,802	47,426
Foreclosed real estate and other foreclosed assets	2,962	1,230
Bank owned life insurance	29,660	29,104
Goodwill	100,852	127,852
Intangible assets	15,194	16,942
Other assets	18,965	14,107

TOTAL ASSETS	$2,109,502	$2,120,245

LIABILITIES
Non-interest bearing demand deposits	$321,102	$342,701
Interest bearing deposits:
NOW, savings account and money market accounts	655,138	678,314
Time, $100,000 and over	425,200	288,204
Other time	207,350	220,208

TOTAL DEPOSITS	1,608,790	1,529,427
Federal Home Loan Bank advances	190,623	208,052
Other borrowings and capital lease obligations	599	36,611
Junior subordinated debt	41,239	41,239
Accrued interest payable	6,147	5,339
Other liabilities	18,315	15,590

TOTAL LIABILITIES	1,865,713	1,836,258
STOCKHOLDERS’ EQUITY
Preferred stock, no par, shares authorized 5 million	—	—
Common stock, no par, shares authorized 50 million; 17,277,068 issued and 17,211,417 outstanding at June 30, 2008; 17,270,763 issued and 17,199,992 outstanding at December 31, 2007	253,388	253,150
Retained (deficit) earnings	(9,173)	30,709
Accumulated other comprehensive (loss) income, net of tax	(426)	128

TOTAL STOCKHOLDERS' EQUITY	243,789	283,987

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,109,502	$2,120,245

The accompanying notes are an integral part of these statements.

AMERICANWEST BANCORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Interest Income
Interest and fees on loans	$29,784	$34,825	$62,568	$59,154
Interest on securities	862	844	1,689	1,306
Other interest income	93	85	152	156

Total Interest Income	30,739	35,754	64,409	60,616

Interest Expense
Interest on deposits	8,630	10,234	17,682	18,754
Interest on borrowings	2,591	2,519	5,922	4,127

Total Interest Expense	11,221	12,753	23,604	22,881

Net Interest Income	19,518	23,001	40,805	37,735
Loan loss provision	16,400	1,538	29,200	1,505

Net Interest Income After Loan Loss Provision	3,118	21,463	11,605	36,230

Non-interest Income
Fees and service charges on deposits	2,847	2,498	5,400	3,888
Fees on mortgage loan sales	1,258	1,004	2,120	1,346
Other	1,000	1,185	1,805	1,858

Total Non-interest Income	5,105	4,687	9,325	7,092

Non-interest Expense
Salaries and employee benefits	10,146	11,409	20,932	19,827
Impairment of goodwill	—	—	27,000	—
Occupancy expense, net	1,765	1,388	3,620	2,615
Equipment expense	2,139	1,773	3,984	3,034
State business and occupation tax	304	323	592	627
Amortization of intangible assets	863	1,063	1,748	1,354
Foreclosed real estate and other foreclosed assets expense	233	74	296	122
Other	3,791	3,146	6,852	5,397

Total Non-interest Expense	19,241	19,176	65,024	32,976

(Loss) Income Before Income Tax (Benefit) Provision	(11,018)	6,974	(44,094)	10,346
Income Tax (Benefit) Provision	(4,806)	2,433	(6,325)	3,620

Net (Loss) Income	$(6,212)	$4,541	$(37,769)	$6,726

Basic (loss) earnings per common share	$(0.36)	$0.26	$(2.19)	$0.47
Diluted (loss) earnings per common share	$(0.36)	$0.26	$(2.19)	$0.47
Basic weighted average shares outstanding	17,211	17,177	17,208	14,311
Diluted weighted average shares outstanding	17,211	17,290	17,208	14,432

The accompanying notes are an integral part of these statements.

AMERICANWEST BANCORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

($ in thousands)

	Six Months Ended June 30,
	2008	2007
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES
Net (Loss) Income	$(37,769)	$6,726
Adjustments to reconcile net income to net cash provided by operating activities:
Provisions for loan losses, unfunded commitments and foreclosed real estate and other foreclosed assets	29,246	1,750
Depreciation and amortization	3,984	2,993
Compensatory stock options and restricted stock expense	181	683
Impairment of Goodwill	27,000	—
Gain on sale of other premises and equipment, investments and foreclosed real estate and other foreclosed assets	(113)	(359)
Loss on impairment of facilities	—	190
Stock dividends received	(49)	—
Originations of loans held for sale	105,818	(79,174)
Proceeds from loans sold	(108,847)	75,679
Changes in assets and liabilities:
Accrued interest receivable	1,686	(418)
Bank owned life insurance	(556)	(453)
Other assets	(4,560)	3,065
Accrued interest payable	808	371
Other liabilities	801	253

NET CASH PROVIDED BY OPERATING ACTIVITIES	17,630	11,306

CASH FLOWS USED IN INVESTING ACTIVITIES
Securities available-for-sale:
Maturities, calls, sales and principal payments	18,471	20,665
Purchases	(22,484)	(20,507)
Purchases of Federal Home Loan Bank stock	(2,459)	—
Redemptions of Federal Home Loan Bank stock	1,470	—
Cash acquired in merger, net of cash consideration paid	—	351
Purchased securities of Capital Trust Subsidiaries	—	(619)
Net increase in loans	(26,564)	(81,108)
Purchases of premises and equipment	(4,770)	(2,467)
Proceeds from sale of premises and equipment	3,212	323
Proceeds from sale of foreclosed real estate and other foreclosed assets	1,614	1,448

NET CASH USED IN INVESTING ACTIVITIES	(31,510)	(81,914)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES
Net increase in deposits	79,363	2,841
Proceeds from Federal Home Loan Bank advances	420,000	150,000
Repayments of Federal Home Loan Bank advances and other borrowing activity	(473,441)	(98,463)
Proceeds from issuances of common stock under equity incentive plans	57	449
Proceeds from issuance of junior subordinated debt	—	20,619
Payment of cash dividend	(688)	(1,029)

NET CASH PROVIDED BY FINANCING ACTIVITIES	25,291	74,417

NET CHANGE IN CASH AND CASH EQUIVALENTS	11,411	3,809
Cash and cash equivalents, beginning of year	47,089	55,729

Cash and cash equivalents, end of period	$58,500	$59,538

		59,538
Supplemental Disclosures:
Cash paid during the period for:
Interest	$22,796	$22,510
Income taxes	$105	$2,616
Non-cash Investing and Financing Activities:
Foreclosed real estate acquired in settlement of loans	$3,434	$784
Fair value of assets acquired	$—	$546,000
Stock-based consideration issued for acquisition	$—	$(124,423)
Liabilities assumed in acquisition	$—	$390,384

The accompanying notes are an integral part of these statements.

AMERICANWEST BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. Basis of Presentation

The foregoing unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission. Accordingly, these financial statements do not include all of the disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes included in the annual report on Form 10-K for the year ended December 31, 2007. In the opinion of management, the unaudited interim consolidated financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim periods presented. The results of operations for the three and six month periods ended June 30, 2008 and 2007 are not necessarily indicative of the operating results for the full year.

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

NOTE 2. Securities

All securities are classified as available-for-sale and are carried at fair value. Unrealized gains and losses, net of tax, are excluded from earnings and reported as a separate component of stockholders’ equity. Gains or losses on the sale of available-for-sale securities are determined using the specific identification method. Premiums and discounts are recognized in interest income using the effective interest method over the period to maturity. Amortized cost and fair values at June 30, 2008 and December 31, 2007 were as follows:

	June 30, 2008		December 31, 2007
($ in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Mortgage-backed securities	$39,796	$39,688	$26,021	$26,360
Obligations of states, municipalities and political sub divisions	23,093	22,791	19,560	19,585
Obligations of Federal Government Agencies	5,701	5,699	17,397	17,446
Corporate securities	—	—	1,500	1,487
Other securities	2,310	2,067	2,310	2,107

Total	$70,900	$70,245	$66,788	$66,985

AMERICANWEST BANCORPORATION

NOTE 3. Loans and Allowance for Loan Losses

Loan detail by category as of June 30, 2008 and December 31, 2007 was as follows:

($ in thousands)	June 30, 2008	% of Total	December 31, 2007	% of Total
Commercial real estate	$604,246	34.2%	$580,627	32.8%
Construction, land development and other land	497,467	28.1%	523,913	29.6%
Commercial and industrial	282,733	16.0%	321,638	18.2%
Residential real estate	176,045	10.0%	153,043	8.7%
Agricultural	167,125	9.4%	157,196	8.9%
Installment and other	41,296	2.3%	31,455	1.8%

Total loans	1,768,912	100.0%	1,767,872	100.0%

Allowance for loan losses	(31,768)		(25,258)
Deferred loan fees, net of deferred costs	(2,826)		(3,776)

Net loans	$1,734,318		$1,738,838

The allowance for loan losses and reserve for unfunded commitments are maintained at levels considered adequate by management to provide for possible loan losses as of the Consolidated Statements of Condition reporting dates. The allowance for loan losses and reserve for unfunded commitments are based on management’s assessment of various factors affecting the loan portfolio, including problem loans, business conditions and loss experience, and an overall evaluation of the quality of the underlying collateral. Changes in the allowance for loan losses and the reserve for unfunded commitments during the three and six months ended June 30, 2008 and 2007 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2008	2007	2008	2007
Allowance for loan losses:
Balance, beginning of period	$27,089	$14,657	$25,258	$15,136
Loan loss provision	16,400	1,538	29,200	1,505
Allowance related to acquired loans	—	7,529	—	7,529
Loans charged-off	(12,201)	(2,074)	(23,289)	(2,620)
Recoveries	480	180	599	280

Balance, end of period	$31,768	$21,830	$31,768	$21,830

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2008	2007	2008	2007
Reserve for Unfunded Commitments:
Balance, beginning of period	$1,272	$914	$1,374	$881
Reserve related to acquired unfunded commitments	—	257	—	257
Unfunded commitments (benefit) provision	(100)	212	(202)	245

Balance, end of period	$1,172	$1,383	$1,172	$1,383

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

AMERICANWEST BANCORPORATION

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

The core deposit intangible of $12.9 million is being amortized on an accelerated basis over 10 years. Goodwill of $94.8 million is not amortized but is reviewed for potential impairment on an annual basis, or if events or circumstances indicate a potential impairment. Refer to Note 5 of the consolidated financial statements. An insignificant amount of the goodwill recorded was deductible for tax purposes.

AMERICANWEST BANCORPORATION

The following table presents unaudited pro forma results of operations related to the acquisition consummated on April 1, 2007 for the six months ended June 30, 2007. Cost savings and revenue enhancements anticipated are not reflected in the pro forma Consolidated Condensed Statements of Operations below. No assurance can be given with respect to the ultimate level of such cost savings or revenue enhancements. The AWBC column reflects the Company’s actual results reported for the period shown. The FWBC column reflects the actual results for the period shown, prior to the acquisition date. The pro forma column represents purchase adjustments which would have occurred during the period shown if the acquisition would have occurred on January 1, 2007. The pro forma results do not necessarily indicate the results that would have been obtained had the acquisition actually occurred on January 1, 2007.

For the six months ended June 30, 2007

(in thousands, except per share amounts)	AWBC	FWBC	Pro Forma Adjustments		Pro Forma Combined
Net interest income	$37,735	$8,718	$(265	)(a)	$46,188
Loan loss provision	1,505	2,005			3,510
Non-interest income	7,092	2,413			9,505
Non-interest expense	32,976	8,099	793	(b)	41,868

Income before provision for income tax	10,346	1,027	(1,058)		10,315
Provision for income taxes	3,620	387	(370	)(c)	3,637

Net Income	$6,726	$640	$(688)		$6,678

Basic earnings per share	$0.47				$0.39
Diluted earnings per share	$0.47				$0.39
Basic weighted average shares outstanding	14,311				17,183
Diluted weighted average shares outstanding	14,432				17,304

(a)	Amount represents amortization of purchase adjustments and interest expense on junior subordinated debt issuance.

(b)	Amount represents amortization of intangibles.

(c)	Income tax effect of pro forma adjustments at an assumed rate of 35%.

NOTE 5. Goodwill

As of March 31, 2008, the Company evaluated goodwill for potential impairment based on the occurrence of a triggering event. Goodwill carried within the Company’s only reporting unit was determined to be impaired by $27.0 million, an amount which is reflected in non-interest expense on the Consolidated Statements of Operations for the six months ended June 30, 2008. The determination of the fair value of goodwill is determined based on the market value of the Company’s stock, merger and acquisition valuations and a discounted cash flow model. The impairment was principally due to the decline in the average market value of the Company’s common stock since December 31, 2007 and the reduction of merger and acquisition valuations for recently completed commercial bank transactions. The average closing market price of the Company’s common stock for the 20 day trading period ended March 31, 2008 was $8.61, a reduction of 52% from the same period ended December 31, 2007. The remaining carrying value of goodwill at June 30, 2008 was $100.9 million. The Company’s goodwill will be evaluated for future possible impairment if there are indicators of a potential impairment pursuant to the Company’s accounting policy.

AMERICANWEST BANCORPORATION

NOTE 6. Junior Subordinated Debt

As of June 30, 2008, the Company had four wholly-owned trusts (Trusts) that were formed to issue trust preferred securities and related common securities of the Trusts. The Trusts are summarized as follows:

($ in thousands)
Trust Name	Issue Date	Outstanding Amount	Rate		Effective Rate	Next Call Date	Maturity Date
AmericanWest Statutory Trust I	September 2002	$10,310	Floating	(1)	6.21%	September 2008	September 2032
Columbia Trust Statutory Trust I	June 2003	3,093	Floating	(2)	5.91%	September 2008	June 2033
AmericanWest Capital Trust II	March 2006	7,217	6.76	%(3)	6.76%	March 2011	March 2036
AmericanWest Capital Trust III	March 2007	20,619	6.53	%(4)	6.53%	March 2012	June 2037

		$41,239

(1)	Rate based on LIBOR plus 3.40%, adjusted quarterly.

(2)	Rate based on LIBOR plus 3.10%, adjusted quarterly.

(3)	Rate fixed for 5 years from issuance, then adjusted quarterly thereafter based on LIBOR plus 1.50%.

(4)	Rate fixed for 5 years from issuance, then adjusted quarterly thereafter based on LIBOR plus 1.63%.

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

As of June 30, 2008, all of the junior subordinated debt, less the common stock of the Trusts, qualified as Tier I capital, under the guidance issued by the Board of Governors of the Federal Reserve System (FRB). Effective April 11, 2005, the FRB adopted a rule that permits the inclusion of junior subordinated debt in Tier I capital, but with stricter quantitative limits. Under the FRB rule, after a five-year transition period ending March 31, 2009, the aggregate amount of junior subordinated debt and certain other restricted core capital elements is limited to 25% of Tier I capital elements, net of goodwill and other intangibles. The amount of junior subordinated debt and certain other elements in excess of the limit could be included in Tier II capital, subject to restrictions. All of the currently issued junior subordinated debt is expected to qualify as Tier I capital under the new limitations as of March 31, 2009. There can be no assurance that the FRB will not further limit the amount of junior subordinated debt permitted to be included in Tier I capital for regulatory capital purposes.

NOTE 7. Comprehensive (Loss) Income

Total comprehensive loss, which includes the net loss and unrealized gains and losses on the Company’s available-for-sale securities, net of tax, amounted to approximately $38.3 million for the six months ended June 30, 2008. Total comprehensive income for the six months ended June 30, 2007 was $6.3 million.

NOTE 8. Cash Dividends

During the six months ended June 30, 2008, the Company declared and paid cash dividends of $0.04 per share. During the six months ended June 30, 2007, the Company declared and paid cash dividends of $0.07 per share.

AMERICANWEST BANCORPORATION

NOTE 9. Earnings (Loss) Per Share

The following is a reconciliation of the numerators and denominators for basic and diluted (loss) earnings per share computations for the three and six months ended June 30, 2008 and 2007:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share)	2008	2007	2008	2007
Numerator:
Net (loss) income	$(6,212)	$4,541	$(37,769)	$6,726
Denominator:
Weighted average number of common shares outstanding	17,211	17,177	17,208	14,311
Incremental shares assumed for stock-based compensation	—	113	—	121

Total	17,211	17,290	17,208	14,432

Basic (Loss) Earnings per common share	$(0.36)	$0.26	$(2.19)	$0.47
Diluted (Loss) Earnings per common share	$(0.36)	$0.26	$(2.19)	$0.47
Anti-dilutive stock options and awards not included in diluted (loss) earnings per share	562	185	562	140

NOTE 10. Stock-Based Compensation

The AmericanWest Bancorporation 2006 Equity Incentive Plan (Plan) provides for the issuance of incentive stock options, nonqualified stock options, restricted stock awards and unrestricted stock awards to key employees, officers and directors. The Plan was amended during 2008 to increase the number of authorized shares for issuance under all awards by 250,000 shares (plus any shares under the Company’s 2001 Stock Option Plan as to which options or other benefits granted and outstanding as of March 17, 2006 may lapse, expire, terminate or be canceled). The maximum aggregate number of authorized shares issued under the Plan as of June 30, 2008 was 564,666. The Board of Directors’ Compensation Committee administers the Plan. The maximum term of an incentive stock option granted under the Plan is ten years and the Plan will terminate on March 17, 2016.

Stock Options

Compensation cost recorded related to stock options accounted for under Statement of Financial Accounting Standards (SFAS) No. 123(R), Share-Based Payment, is summarized in the table below including the impact on net (loss) income and diluted (loss) earnings per share for the three and six months ended June 30, 2008 and 2007.

	Three months ended June 30,		Six months ended June 30,
($ In thousands)	2008	2007	2008	2007
Stock option compensation cost	$55	$114	$110	$318
Impact on net (loss) income	$38	$81	$77	$217
Impact on diluted (loss) earnings per share	$—	$—	$—	$0.02

AMERICANWEST BANCORPORATION

The following table summarizes the stock option activity for the six months ended June 30, 2008.

	Options	Weighted average exercise price
Outstanding at December 31, 2007	425,394	$18.14
Granted	92,750	2.79
Exercised	(9,436)	6.60
Forfeited	(12,395)	14.74
Outstanding at June 30, 2008	496,313	$15.58

Exercisable at June 30, 2008	303,763	$17.93

The following table summarizes the weighted average assumptions for options issued during the three and six months ended June 30, 2008 and 2007.

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Expected volatility	42.7%	27.0%	42.2%	30.3%
Expected dividends	6.4%	0.5%	6.1%	0.5%
Expected term	5.0 years	5.0 years	5.0 years	6.1 years
Risk free interest rate	3.5%	4.5%	3.4%	4.6%

The weighted average fair value of options issued during the three and six months ended June 30, 2008 was $0.58 and $0.71, respectively. The weighted average fair value of options issued during the three and six months ended June 30, 2007 was $6.68 and $8.52, respectively. Total unrecognized compensation cost at June 30, 2008 was $222 thousand which will be recognized through 2013. The amortization of stock-based compensation reflects estimated forfeitures adjusted for actual forfeiture experience. Estimated forfeitures will be continually evaluated in subsequent periods and may change based on new facts and circumstances.

The weighted average remaining term for outstanding and exercisable stock options at June 30, 2008 was 6.6 years and 5.5 years, respectively. The aggregate intrinsic value at June 30, 2008 for stock options outstanding and exercisable was $41 thousand and $0, respectively. The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the market price of the Company’s common stock as of the reporting date. The intrinsic value of stock options exercised during the three and six months ended June 30, 2008 was $62 thousand. The intrinsic value of stock options exercised during the three and six months ended June 30, 2007 was $143 thousand and $617 thousand, respectively.

Restricted Common Stock Awards

The Company has granted performance based restricted common stock awards and non-performance based restricted stock awards (collectively, common stock awards) to certain executives and employees. The common stock awards vest between September 2008 and September 2012 and are expensed as compensation over the vesting period.

The purpose of these awards is to promote the long term interests of the Company and its shareholders by providing a financial incentive as a means for retaining certain key executives and employees. For the three and six months ended June 30, 2008, the compensation expense related to these awards was $14 thousand and $71 thousand, respectively. For the three and six months ended June 30, 2007, the compensation expense related to these awards was $123 thousand and $364 thousand, respectively. The compensation expense for the six months ended June 30, 2007, includes $141 thousand related to the immediate vesting of 7,500 restricted common stock awards for an executive terminated without cause. During the six months ended June 30, 2008, the compensation expense included $43 thousand related to the retirement of an executive. The Company did not record an expense associated with performance based restricted common stock awards as the performance target is not likely to be met for the year.

AMERICANWEST BANCORPORATION

The following table summarizes restricted common stock activity for the six months ended June 30, 2008.

	Restricted Common Stock	Weighted average grant date fair value
Unvested as of December 31, 2007	70,771	$21.62
Forfeited	(3,120)	22.14
Vested	(2,000)	21.48

Unvested as of June 30, 2008	65,651	$21.60

NOTE 11. Fair Value Measurement

On January, 1, 2008, the Company partially adopted Statement of Financial Accounting Standard (SFAS) No. 157, Fair Value Measurements. Full adoption of SFAS No. 157 has been deferred, as provided in Financial Accounting Standards Board Staff Position No. FAS 157-2, until January 1, 2009 and interim periods within that fiscal year. SFAS No. 157 provides enhanced guidance for measuring assets and liabilities using fair value and applies to situations where other standards require or permit assets or liabilities to be measured at fair value. SFAS No. 157 also requires expanded disclosure of items that are measured at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. The partial deferral in implementation of SFAS No. 157 applies to nonfinancial assets and liabilities that the Company measures at fair value on a non-recurring basis. These primarily include fair value assessments of goodwill, other indefinite-lived intangible assets, and other real estate owned for which fair value measurements are made on a non-recurring basis in evaluating impairment.

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

The following table summarizes the Company’s financial instruments that were measured at fair value at June 30, 2008.

	Fair Value	Fair Value Measurements Using
($ in thousands)		Level 1	Level 2	Level 3
Recurring
Securities available-for-sale	$70,245	$30,557	$39,688	$—
Loans held for sale	$14,134	$—	$14,134	$—
Non-Recurring
Impaired loans	$63,769	$—	$—	$63,769

Impaired loans included in the table above are collateral dependent and fair value was determined based on the fair value of the underlying collateral.

Note 12. Subsequent Event

On July 29, 2008, the Company announced that Robert M. Daugherty resigned as President and Chief Executive Officer at the request of the Company’s board of directors. Patrick J. Rusnak, who has served as the Company’s Executive Vice President and Chief Operating Officer since September 2006, has been appointed as interim President and Chief Executive Officer.

NOTE 13. Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115. The new

AMERICANWEST BANCORPORATION

guidance allows an institution, at its option, and on an item by item basis, to begin valuing selected assets and liabilities at fair market value. The rule was required to be adopted for years beginning after November 15, 2007. Upon adoption of this guidance, the initial valuation adjustment would be made to beginning retained earnings. The Company adopted this guidance on January 1, 2008 and the implementation of this guidance did not have a material impact to the Company.

On September 7, 2006, the Emerging Issues Task Force (EITF) reached a final consensus on Issue 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements. Under the new guidance contained in the final consensus, an employer (policy holder) will be required to determine whether they have promised the participant (1) a death benefit, or (2) to maintain the split-dollar arrangement and share some portion of the death benefits of the underlying life insurance policy with the participant or a post-retirement benefit. If the employer has promised to provide a death benefit, then a liability for the present value of the death benefit must be accrued over the employee’s required service period. If the employer has promised to maintain the split dollar arrangement and underlying life insurance policy, then the postretirement cost of insurance must be accrued over the employee’s required service period. The implementation of this guidance on January 1, 2008 resulted in other liabilities increasing by $1.4 million with a corresponding decrease in retained earnings on the Consolidated Statements of Condition. The expense for the three and six months ended June 30, 2008 related to this guidance was $11 thousand and $34 thousand, respectively, and is included in Salaries and Employee Benefits on the Consolidated Statements of Operations.

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

In March 2008, The FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of SFAS No. 133. SFAS No. 161 changes the disclosure requirements for SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, to mention how and why an entity uses derivative instruments, as well as how derivative instruments and related hedged items are accounted for. SFAS No. 161 is effective for fiscal years beginning on or after November 15, 2008 and is not expected to have a material impact on the Company.

In May 2008, the FASB issued SFAS No. 162, the Hierarchy of Generally Accepted Accounting Principles. The FASB believes the GAAP hierarchy should be directed to entities because it is the entity (not its auditor) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. Accordingly, the FASB concluded that the GAAP hierarchy should reside in the accounting literature established by the FASB and is issuing SFAS No. 162 to achieve that result. SFAS No. 162 is effective 60 days following the Securities and Exchange Commission approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The adoption of this guidance is not expected to have a material impact on the Company.

In May 2008, the FASB issued SFAS No. 163, Accounting for Financial Guarantee Insurance Contracts – an interpretation of SFAS No. 60. SFAS No. 163 clarifies how SFAS No. 60, Accounting and Reporting by Insurance Enterprises, by requiring expanded disclosures about financial guarantee insurance contracts. Additionally, it requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insurance financial obligation. SFAS No. 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years, except for some disclosures about the insurance enterprise’s risk-management activities. SFAS No. 163 requires that disclosures about the risk-management activities of the insurance enterprise be effective for the first period (including interim periods) beginning after the issuance of this guidance. Except for those disclosures, earlier application is not permitted. The adoption of this guidance is not expected to have a material impact on the Company.

AMERICANWEST BANCORPORATION

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain matters discussed or incorporated by reference in this Quarterly Report on Form 10-Q including, but not limited to, matters described in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” include forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (PSLRA). Such forward-looking statements may include statements or forecasts about the Company’s financial condition and results of operations, expectations for future financial performance and assumptions for those forecasts and expectations. The Company makes forward-looking statements about potential problem loans, cash flows, capital initiatives and the adequacy of the allowance for loan losses. Actual results might differ significantly from the Company’s forecasts and expectations due to several factors. Some of these factors include, but are not limited to, impact of the current national and regional economy (including real estate values) on loan demand and borrower financial capacity in the Company’s market, changes in loan portfolio composition, the Company’s ability to raise regulatory capital and the dilutive effect of capital raising, the Company’s access to liquidity sources, the Company’s ability to increase market share, the Company’s ability to attract quality customers, the Company’s ability to expand its markets through new financial centers and acquisitions, interest rate movements and the impact on net interest margins such movement may cause, changes in the demographic make-up of the Company’s market, the Company’s products and services, the Company’s ability to attract and retain qualified employees, regulatory changes and competition with other banks and financial institutions. Other factors are included in the Annual Report on Form 10-K for the year ended December 31, 2007, filed with the US Securities and Exchange Commission (SEC) available on the SEC’s website at www.sec.gov. Words such as “targets,” “expects,” “anticipates,” “believes,” other similar expressions or future or conditional verbs such as “will,” “may,” “should,” “would,” and “could” are intended to identify such forward-looking statements. Readers should not place undue reliance on the forward-looking statements, which reflect management’s view only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect subsequent events or circumstances. This statement is included for the express purpose of protecting the Company under PSLRA’s safe harbor provisions.

The following discussion contains a review of the results of operations and financial condition for the three and six months ended June 30, 2008 and 2007. This information should be read in conjunction with the financial statements and related notes appearing in this report. The reader is assumed to have access to the Company’s Form 10-K for the year ended December 31, 2007, which contains additional information.

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

The Company also has four wholly-owned statutory trust subsidiaries which were formed for the sole purpose of issuing trust preferred securities. These include AmericanWest Statutory Trust I, Columbia Trust Statutory Trust I, AmericanWest Capital Trust II and AmericanWest Capital Trust III (collectively Trusts). Due to the adoption of Financial Interpretation Number 46R, Consolidation of Variable Interest Entities, the investments in these Trusts are not consolidated on the consolidated financial statements.

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

As a result of a recent interim examination, effective August 8, 2008, the Bank became subject to a Supervisory Directive of the Washington State Department of Financial Institutions, Division of Banks (the “Department”). The directive requires the Bank to provide periodic liquidity and credit quality reports; update the Department on the status of liquidity planning and the previously announced capital raising initiatives; notify the Department of significant changes in management and financial condition; retain a permanent CEO; and seek prior written consent of the Department before paying dividends.

AMERICANWEST BANCORPORATION

Results of Operations

Overview

The Company reported a net loss of $6.2 million or $0.36 per diluted share for the three months ended June 30, 2008 compared to net income of $4.5 million or $0.26 per diluted share the same period in 2007. The Company reported a net loss of $37.8 million or $2.19 for the six months ended June 30, 2008 as compared to net income of $6.7 million or $0.47 per diluted share for the six months ended June 30, 2007. The results for the six months ended June 30, 2008 include a goodwill impairment charge of $27.0 million or $1.57 per diluted share. Excluding the goodwill impairment charge, the net loss for the six months ended June 30, 2008 would have been $10.8 million or $0.63 per diluted share. The negative return on average assets for the three months ended June 30, 2008, annualized, was 1.81% as compared to a return on average assets for the three months ended June 30, 2007 of 0.92%. The negative return on average assets annualized, excluding the goodwill impairment charge, for the six months ended June 30, 2008 was 1.02%, as compared to a positive return on average assets annualized of 0.80% for the same period of the prior year. The negative return on average equity for the three months ended June 30, 2008, annualized, was 9.91% as compared to an annualized return on average equity for the similar period of the prior year of 6.46%. The negative return on average equity, excluding the goodwill impairment charge, for the six months ended June 30, 2008 was 8.10%, as compared to a positive annualized return on average equity of 6.20% for the same period of the prior year.

The Company recognized a provision for loan losses of $16.4 million, or 3.68% of average loans on an annualized basis, for the three months ended June 30, 2008 as compared to $1.5 million, or 0.38% of average loans annualized for the three months ended June 30, 2007. The Company recognized a provision for loan losses of $29.2 for the six months ended June 30, 2008 as compared to $1.5 million for the same period of the prior year. For the quarter ended June 30, 2008, net charge-offs were $11.7 million, or 2.63% of average loans annualized, as compared to 2.48% and 0.46% for the first quarter of 2008 and the same period in 2007, respectively. The net charge-offs for the six months ended June 30, 2008, annualized, were 2.56% as compared to 0.33% for the same period of the prior year.

The tables below summarize the Company’s financial performance for the three and six months ended June 30, 2008 and 2007:

	Three Months Ended June 30,			Six Months Ended June 30,
($ in thousands except per share data)	2008	2007	% Change	2008	2007	% Change
Interest Income	$30,739	$35,754	-14.0%	$64,409	$60,616	6.3%
Interest Expense	11,221	12,753	-12.0%	23,604	22,881	3.2%

Net Interest Income	19,518	23,001	-15.1%	40,805	37,735	8.1%
Loan Loss Provision	16,400	1,538	966.3%	29,200	1,505	1840.2%

Net interest income after loan loss provision	3,118	21,463	-85.5%	11,605	36,230	-68.0%

Non-interest Income	5,105	4,687	8.9%	9,325	7,092	31.5%
Non-interest Expense	19,241	19,176	0.3%	65,024	32,976	97.2%

(Loss) Income before income tax (benefit) provision	(11,018)	6,974	-258.0%	(44,094)	10,346	-526.2%
Income tax (benefit) provision	(4,806)	2,433	-297.5%	(6,325)	3,620	-274.7%

Net (Loss) Income	$(6,212)	$4,541	-236.8%	$(37,769)	$6,726	-661.5%

Basic (loss) earnings per common share	$(0.36)	$0.26	-238.5%	$(2.19)	$0.47	-566.0%
Diluted (loss) earnings per common share	$(0.36)	$0.26	-238.5%	$(2.19)	$0.47	-566.0%

AMERICANWEST BANCORPORATION

The selected financial ratios below in the Non-GAAP column excludes the goodwill impairment charge of $27.0 million taken during the six months ended June 30, 2008. These calculations represent non-generally accepted accounting principles (GAAP) measures. Management believes these ratios are preferable as they represent a more meaningful comparison to the six months ended June 30, 2007.

	Three Months Ended June 30,		Six Months Ended June 30,
Selected Financial Ratios, annualized:	2008	2007	2008	2008	2007
			GAAP	Non-GAAP(1)
Return on average assets	-1.18%	0.92%	-3.59%	-1.02%	0.80%
Return on average equity	-9.91%	6.46%	-28.40%	-8.10%	6.20%
Return on tangible average equity	-18.43%	13.60%	-55.39%	-15.79%	10.82%
Efficiency ratio	74.64%	65.42%	126.22%	72.36%	70.54%
Non-interest income to average assets	0.97%	0.95%	0.89%	0.89%	0.84%
Non-interest expenses to average assets	3.66%	3.87%	6.18%	3.61%	3.92%
Net interest margin (2)	4.19%	5.37%	4.41%	4.41%	5.08%
Ending stockholders’ equity to assets	11.56%	14.06%	11.56%	12.84%	14.06%
Ending tangible stockholders’ equity to tangible assets	6.41%	7.23%	6.41%	6.41%	7.23%

(1)	Excludes goodwill impariment, when applicable.

(2)	Presented on a tax equivalent basis for tax exempt securities. Average loans include loans held for sale and non-accrual loans.

Net Interest Income

Three Months Ended June 30, 2008 and 2007

Net interest income for the second quarter of 2008 was $19.5 million, a decrease of $3.5 million from the second quarter of 2007. Interest income for the second quarter of 2008 was $30.7 million, a decrease of $5.0 million from the same period of the prior year. The decrease in interest income is related mainly to the decline in the yield on earning assets by 174 basis points as compared to the prior year which is partially offset by the increase in the average earning assets of $155.7 million. Interest expense for the second quarter of 2008 was $11.2 million, a decrease of $1.5 million from the similar period of the prior year. The decrease in interest expense is related to the cost of interest bearing liabilities declining 85 basis points, partially offset by the increase in average interest bearing liabilities of $178.3 million as compared to the same period of the prior year.

The tax equivalent net interest margin for the second quarter of 2008 was 4.19%, a decrease of 118 basis points from the same period in 2007. The average yield on loans for the second quarter of 2008 was 6.69%, a decrease of 180 basis points from the same period in 2007. The decrease in the average yield on loans is related mainly to the decline in index rates for certain variable rate loans tied to Prime as compared to the second quarter of 2007.

The Company’s net interest margin for the second quarter of 2008 was positively impacted by the cost of interest bearing deposits, which decreased 80 basis points over the same period in 2007. This decrease was driven principally by lower rates paid on deposit products in response to market rate declines. This was partially offset by a shift in the Company’s deposit mix. Compared to the similar quarter of the prior year, average non-interest bearing deposits decreased as a percentage of total deposits from 23% to 20%. In addition, average time deposits were 38% of the average deposits for the second quarter as compared to 33% for the same period of the prior year.

AMERICANWEST BANCORPORATION

The following table sets forth the Company’s net interest margin for the three months ended June 30, 2008 and 2007.

	Three months ended June 30,
	2008			2007
($ in thousands)	Average Balance	Interest	%	Average Balance	Interest	%
Assets
Loans (1)	$1,791,902	$29,784	6.69%	$1,644,490	$34,825	8.49%
Taxable securities	52,572	655	5.01%	47,883	625	5.24%
Non-taxable securities (2)	20,517	313	6.14%	21,128	330	6.26%
FHLB Stock	9,212	42	1.83%	7,524	12	0.64%
Overnight deposits with other banks and other	7,603	51	2.70%	5,085	73	5.76%

Total interest earning assets	1,881,806	30,845	6.59%	1,726,110	35,865	8.33%

Non-interest earning assets	229,959			261,758

Total assets	$2,111,765			$1,987,868

Liabilities
Interest bearing demand deposits	$137,774	$183	0.53%	$146,496	$268	0.73%
Savings and MMDA deposits	530,890	2,508	1.90%	521,396	3,970	3.05%
Time deposits	601,158	5,939	3.97%	496,021	5,996	4.85%

Total interest bearing deposits	1,269,822	8,630	2.73%	1,163,913	10,234	3.53%

Overnight borrowings	30,194	191	2.54%	58,644	826	5.65%
Junior subordinated debt	41,239	655	6.39%	41,239	766	7.45%
Other borrowings	169,998	1,745	4.13%	69,164	927	5.38%

Total interest bearing liabilities	1,511,253	11,221	2.99%	1,332,960	12,753	3.84%

Non-interest bearing demand deposits	324,142			351,751
Other non-interest bearing liabilities	24,347			21,013

Total liabilities	1,859,742			1,705,724
Stockholders’ Equity	252,023			282,144

Total liabilities and stockholders’ equity	$2,111,765			$1,987,868

Net interest income and spread		$19,624	3.60%		$23,112	4.49%

Net interest margin to average earning assets			4.19%			5.37%

(1)	Includes loans held for sale and non-performing loans in average loans. Interest income includes loan fee income.

(2)	Tax-exempt securities income has been presented using a tax equivalent basis and an assumed tax rate of 34%.

AMERICANWEST BANCORPORATION

The following table sets forth a summary of changes in the components of net interest income during the second quarter of 2008 as compared to the second quarter of 2007 due to the changes in average interest earning assets and interest bearing liabilities and the resultant changes in interest income and interest expense.

	Three months ended June 30, 2008 compared to 2007
	Increase (decrease) in net interest income due to changes in:
($ in thousands)	Volume	Rate	Total
Interest earning assets
Loans (1)	$3,113	$(8,154)	$(5,041)
Securities (2)	56	(43)	13
Overnight deposits with other banks, and other and FHLB stock	28	(20)	8

Total interest earning assets	$3,197	$(8,217)	$(5,020)

Interest bearing liabilities
Interest bearing demand deposits	$(16)	$(69)	$(85)
Savings and MMDA deposits	72	(1,534)	(1,462)
Time deposits	1,267	(1,324)	(57)

Total interest bearing deposits	1,323	(2,927)	(1,604)
Overnight borrowings	(400)	(235)	(635)
Junior subordinated debt	—	(111)	(111)
Other borrowings	1,348	(530)	818

Total interest bearing liabilities	2,271	(3,803)	(1,532)

Total increase (decrease) in net interest income	$926	$(4,414)	$(3,488)

(1)	Includes loans held for sale and non-performing loans in average loans. Interest income includes loan fee income.

(2)	Tax-exempt securities income has been presented using a tax equivalent basis and an assumed tax rate of 34%.

Six Months Ended June 30, 2008 and 2007

Net interest income for the six months ended June 30, 2008 was $40.8 million, an increase of $3.1 million from the six months ended June 30, 2007. Interest income for the six months ended June 30, 2008 was $64.4 million, a increase of $3.8 million from the same period of the prior year. The increase in interest income is related mainly to the $350.6 million acquired loans from the FWB merger on April 1, 2007. This was partially offset by the decline in the yield on loans to 7.05% as compared to 8.29% for the same period of the prior year. The decrease in the average yield on loans is related mainly to the decline in index rates for certain variable rate loans tied to Prime as compared to the six months ended June 30, 2007. Interest expense for the six months ended June 30, 2008 was $23.6 million, an increase of $723 thousand from the similar period of the prior year. The increase in interest expense is related mainly to the increase in deposits from the FWB merger partially offset by the cost of interest bearing liabilities declining 75 basis points.

The tax equivalent net interest margin for the six months ended June 30, 2008 was 4.41%, a decrease of 67 basis points from the same period in 2007. The Company’s net interest margin for the six months ended June 30, 2008 was positively impacted by the cost of interest bearing deposits, which decreased 77 basis points over the same period in 2007. This decrease was driven principally by lower rates paid on deposit products in response to market rate declines.

AMERICANWEST BANCORPORATION

The following table sets forth the Company’s net interest margin for the six months ended June 30, 2008 and 2007.

	Six Months Ended June 30,
	2008			2007
($ in thousands)	Average Balance	Interest	%	Average Balance	Interest	%
Assets
Loans (1)	$1,785,447	$62,568	7.05%	$1,438,143	$59,154	8.29%
Taxable securities	52,214	1,302	5.01%	39,124	995	5.13%
Non-taxable securities (2)	19,218	586	6.13%	15,084	471	6.30%
FHLB Stock	9,450	62	1.32%	6,925	18	0.52%
Overnight deposits with other banks and other	5,213	90	3.47%	4,791	138	5.81%

Total interest earning assets	1,871,542	64,608	6.94%	1,504,067	60,776	8.15%

Noninterest earning assets	245,046			192,774

Total assets	$2,116,588			$1,696,841

Liabilities
Interest bearing demand deposits	$138,046	$372	0.54%	$117,743	$446	0.76%
Savings and MMDA deposits	538,576	5,462	2.04%	454,357	7,067	3.14%
Time deposits	562,560	11,848	4.24%	465,591	11,241	4.87%

Total interest bearing deposits	1,239,182	17,682	2.87%	1,037,691	18,754	3.64%

Overnight borrowings	57,810	1,013	3.52%	40,524	1,130	5.62%
Junior subordinated debt	41,239	1,392	6.79%	32,126	1,228	7.71%
Other borrowings	160,834	3,517	4.40%	65,664	1,769	5.43%

Total interest bearing liabilities	1,499,065	23,604	3.17%	1,176,005	22,881	3.92%

Noninterest bearing demand deposits	326,550			285,351
Other noninterest bearing liabilities	23,571			16,800

Total liabilities	1,849,186			1,478,156
Stockholders’ Equity	267,402			218,685

Total liabilities and stockholders’ equity	$2,116,588			$1,696,841

Net interest income and spread		$41,004	3.77%		$37,895	4.23%

Net interest margin to average earning assets			4.41%			5.08%

(1)	Includes loans held for sale and non-performing loans in average loans. Interest income includes loan fee income.

(2)	Tax-exempt securities income has been presented using a tax equivalent basis and an assumed tax rate of 34%.

AMERICANWEST BANCORPORATION

The following table sets forth a summary of changes in the components of net interest income during the six months ended June 30, 2008 as compared to the same period of 2007 due to the changes in average interest earning assets and interest bearing liabilities and the resultant changes in interest income and interest expense.

	Six months ended June 30, 2008 compared to 2007
	Increase (decrease) in net interest income due to changes in:
($ in thousands)	Volume	Rate	Total
Interest earning assets
Loans (1)	$14,325	$(10,911)	$3,414
Securities (2)	467	(45)	422
Overnight deposits with other banks, and other and FHLB stock	39	(43)	(4)

Total interest earning assets	$14,831	$(10,999)	$3,832

Interest bearing liabilities
Interest bearing demand deposits	$77	$(151)	$(74)
Savings and MMDA deposits	1,314	(2,919)	(1,605)
Time deposits	2,348	(1,741)	607

Total interest bearing deposits	3,739	(4,811)	(1,072)
Overnight borrowings	483	(600)	(117)
Junior subordinated debt	349	(185)	164
Other borrowings	2,571	(823)	1,748

Total interest bearing liabilities	7,142	(6,419)	723

Total increase (decrease) in net interest income	$7,689	$(4,580)	$3,109

(1)	Includes loans held for sale and non-performing loans in average loans. Interest income includes loan fee income.

(2)	Tax-exempt securities income has been presented using a tax equivalent basis and an assumed tax rate of 34%.

The following table summarizes the repricing in the loan portfolio as of June 30, 2008. The adjustable and variable rate loans are tied to Prime or another market index. Adjustable rate loans do not reprice immediately with market changes while variable rate loans adjust within three months or immediately with market changes.

June 30, 2008
Adjustable Rates	28%
Variable Rates	44%
Fixed Rates	28%

Loan Loss Provision

During the three months ended June 30, 2008, the Company recognized a provision for loan losses of $16.4 million or 3.68% of average gross loans on an annualized basis. For the three months ended June 30, 2007, the Company recognized a provision for loan losses of $1.5 million or 0.38% of average gross loans on an annualized basis. For the three months ended June 30, 2008 and 2007, the annualized net charge-offs were 2.63% and 0.46% of average gross loans, respectively. The net charge-offs for the second quarter of 2008 included $6.7 million related to two residential land development relationships. These relationships totaling $10.2 million at June 30, 2008, were both sold subsequent to June 30, 2008 with no additional charge-downs.

AMERICANWEST BANCORPORATION

The provision is determined based on a model which considers, among other things, specific loan risk characteristics in the portfolio and internal loan risk rating classifications. Management regularly evaluates the level of the allowance for credit losses for adequacy by considering changes in the nature of the loan portfolio, portfolio composition, overall portfolio quality, industry concentrations, delinquency trends, current economic factors and the estimated impact of current economic conditions that may affect a borrower’s ability to pay. Management continually monitors the economic conditions of the markets in which it currently operates, which include mainly Eastern and Central Washington, Northern Idaho and Utah. Management also considers general economic conditions in the analysis. In the evaluation of impaired loans management considers the collateral values if the loan is collateral dependent and the respective discounted cash flows if the loan is not collateral dependent. Substantially all of the Company’s impaired loans are collateral dependent and declines in certain collateral values during the six months ended June 30, 2008 resulted in approximately $14.7 million of additional provisions for loan losses. The provision for credit losses is a significant estimate and the use of different assumptions could produce different results.

Non-interest Income

Three Months Ended June 30, 2008 and 2007

Non-interest income for the three months ended June 30, 2008 was $5.1 million as compared to $4.7 million for the same period of 2007, an increase of $418 thousand or 9%. This increase consists of the following components:

•

Fees and service charges on deposits increased $349 thousand or 14% related mainly to the increase in average deposits of $78.3 million or 5%. The fee increases were largely due to debit card fee income which increased $170 thousand and overdraft fee income which increased $90 thousand.

•	Fees on mortgage loan sales increased $254 thousand or 25% due to higher production from increases in staffing in the residential mortgage teams.

•

Other non-interest income decreased $185 thousand or 16% due mainly to a decline of $124 thousand related to loan servicing fees from a portfolio acquired through FWB that was sold during the second quarter of 2007.

Six Months Ended June 30, 2008 and 2007

Non-interest income for the six months ended June 30, 2008 was $9.3 million as compared to $7.1 million for the same period of 2007, an increase of $2.2 million or 31%. This increase consists of the following components:

•

Fees and service charges on deposits increased $1.5 million, or 39%. Of this change, $1.0 million or 66% was related to an increase in fees and service charges related to deposits in the Utah market, primarily from the FWB merger. The debit card interchange income in the Utah market was $276 thousand of the total fees and service charges income. The overdraft fees have increased $696 thousand over the same period of the prior year.

•	Fees on mortgage loan sales increased $774 thousand or 58% due to higher production from increases in staffing in the residential mortgage teams and the addition of FWB operations.

•	Other non-interest income decreased $53 thousand or 3%. The change is related to overall activity and the following items:

•

Foreclosed real estate and other foreclosed asset sale gains decreased $175 thousand related mainly to net gains of $233 thousand for the sale of five assets reported in the prior year as compared to net gains on sales of five properties during the current year totaling $58 thousand.

•	Loan servicing fees declined $122 thousand related to a portfolio acquired through FWB and sold during the second quarter of 2007.

•

These items were partially offset by Bank owned life insurance income which increased $103 thousand due mainly to FWB acquired policies and an increase in bankcard revenues of $89 thousand related to a portfolio acquired through FWB.

Non-interest Expense

Three Months Ended June 30, 2008 and 2007

Non-interest expense for the three months ended June 30, 2008 was $19.2 million, an increase of $65 thousand as compared to the similar period of 2007. The change consists of the following components:

•

Equipment and occupancy increased $743 thousand or 24% related to costs associated with new facilities and improvements made to existing facilities and the technology infrastructure within those facilities.

AMERICANWEST BANCORPORATION

•	Other non-interest expense increased $645 thousand or 21%. The increase is due to the following items:

•	Regulatory fees increased $267 thousand due to a one time credit for FDIC deposit insurance premiums that was fully utilized in the first quarter of 2008.

•	Expenses associated with loans increased $190 thousand and legal costs increased $175 thousand, mostly associated with the workout of non-performing loans.

•	Professional fees increased $175 thousand associated with consultants utilized during the quarter for back-office operational efficiency reviews and executive compensation reviews.

•

Foreclosed real estate and other foreclosed assets expense increased $159 thousand or 215% related mainly to a charge down taken during the second quarter of 2008 of $106 thousand related to one property.

•	These increases were partially offset by declines in the following items:

•	Salaries and employee benefits decreased $1.3 million or 11% which reflects the staff reduction initiatives implemented during 2007.

•	Amortization of intangible assets decreased $200 thousand or 19% due to the scheduled accelerated amortization related to the FWB merger.

Six Months Ended June 30, 2008 and 2007

Non-interest expense for the six months ended June 30, 2008 was $65.0 million, an increase of $32.0 million as compared with the similar period of 2007. Excluding the goodwill impairment charge of $27.0 million, the non-interest expenses would have been $38.0 million, an increase of $5.0 million, or 15% over the six months ended June 30, 2007. The remaining change in the non-interest expense categories consist of the following components:

•

Salaries and employee benefits increased $1.1 million or 6% related mainly to the FWB merger which did not impact the salaries and employee benefits expenses until the second quarter of 2007. Included in the six months ended June 30, 2007 was $364 thousand related to the Company’s staffing expense reduction initiative. In addition, during the six months ended June 30, 2008, there was $198 thousand recorded for the retirement of an executive. The staffing expense reduction initiatives have continued in 2008 and the results of those savings are reflected in the salaries and employee benefits expense for the six months ended June 30, 2008.

•	Equipment and occupancy expense increased $2.0 million associated with the acquired facilities from FWB and additional financial centers and a new consolidated support center.

•	Intangibles amortization expense increased $394 thousand related to the core deposit intangible recorded as part of the FWB merger.

•	Other non-interest expense increased $1.5 million or 27% mainly due to the following items:

•

Professional fees increased $333 thousand related to contract increases due to the growth of the Company with the FWB merger along with other contract work performed by consultants discussed above. A majority of these contract increases are related to technology improvements.

•	Regulatory fees increased $286 thousand over the prior year due to the one time credit fully utilized in the first quarter of 2008 and the increased size of the Company as compared to the prior year.

•	Legal and loan costs increased $246 thousand and $125 thousand, respectively, related mainly to the workout of non-performing loans.

Income Tax (Benefit) Provision

The effective tax rates for the six months ended June 30, 2008 and 2007, excluding the goodwill impairment charge, were a benefit of 37.0% and a provision of 35.0%, respectively. The goodwill impairment charge does not create a tax benefit during the six months ended June 30, 2008. The increase in the tax rate is due to changes in the non-taxable items in relationship to the estimated pre-tax (loss) income for the year. The effective tax benefit rate for the three months ended June 30, 2008 was 43.6% which is reflective of the adjustment necessary to achieve the appropriate benefit rate for the six months ended June 30, 2008.

Non-performing Assets

Non-performing assets include loans that are 90 or more days past due or on non-accrual status and real estate and other loan collateral acquired through foreclosure and repossession. Loans 90 days or more past due may remain on an accrual basis if adequately collateralized and in the process of collection. For non-accrual loans,

AMERICANWEST BANCORPORATION

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

The following table summarizes the non-performing assets at June 30, 2008, December 31, 2007 and June 30, 2007.

($ in thousands)	June 30, 2008	December 31, 2007	June 30, 2007
Accruing loans over 90 days past due (1)	$0	$0	$0
Non-accrual loans (1)	69,632	39,098	23,640

Total non-performing loans	69,632	39,098	23,640
Foreclosed real estate and other foreclosed assets	2,962	1,230	213

Total non-performing assets	$72,594	$40,328	$23,853

Non-performing loans to total gross loans (1)	3.94%	2.21%	1.43%
Non-performing assets to total assets (1)	3.44%	1.90%	1.19%
Allowance for loan loss to total gross loans	1.80%	1.43%	1.32%
Allowance for credit losses to total gross loans	1.86%	1.51%	1.41%
Allowance for credit losses to non-performing loans (1)	47.31%	68.12%	98.19%

(1)	Amounts and ratios shown net of government guarantees on non-performing loans of $1.1 million, $992 thousand, and $1.1 million, respectively.

Total non-performing assets were $72.6 million or 3.44% of total assets at June 30, 2008 as compared to $40.3 million or 1.90% of total assets at December 31, 2007. Total non-performing loans as of June 30, 2008 were $69.6 million or 3.94% of total gross loans and consisted of the following categories.

($ in thousands)	June 30, 2008	% of Non-performing
Construction, land development and other land	$61,161	87.8%
Commercial real estate	4,057	5.8%
Commercial and industrial	2,561	3.7%
Residential real estate	801	1.2%
Agricultural	1,045	1.5%
Installment and other	7	0.0%

Total non-performing loans	69,632	100.0%

The following is a summary of the activity of the non-performing loans during the six months ended June 30, 2008.

($ in thousands)
December 31, 2007	$39,098
Additions	64,226
Charge-offs	(21,339)
Paydowns	(10,951)
Reclassified to foreclosed real estate and other foreclosed assets	(639)
Return to performing status and other	(763)

June 30, 2008	$69,632

AMERICANWEST BANCORPORATION

At June 30, 2008 and December 31, 2007, the Company had approximately $33.0 million or 1.9% of total loans, and $26.5 million or 1.5% of total loans, respectively, that were not classified as non-performing that management considered potential problem loans. A loan is considered a potential problem loan if it has a well-defined weakness, based on known information about the borrower’s financial condition, that causes management to have concerns about the borrower’s ability to comply with the repayment terms of the loan if the weakness is not corrected. Potential problem loans are classified as “substandard,” or risk grade 7 on the 9 grade rating scale, but are not included in non-performing loans. A substandard loan is placed on non-accrual status and included in non-performing loans when management determines, based on current information and events, that it is probable the borrower will be unable to repay both principal and interest in accordance with the original terms of the loan agreement. These classifications are subject to management’s judgment and management believes the classifications are appropriate at June 30, 2008. The increase in potential problem loans from December 31, 2007 is primarily due to down-grades in the residential construction loan portfolio.

Investment Portfolio

The Company’s investment portfolio increased from $67.0 million at December 31, 2007 to $70.2 million at June 30, 2008. The increase in the investment portfolio is mainly related to investment purchases during the first six months of $22.5 million offset by sales, maturities and pay-downs. All securities are classified as available-for–sale and recorded at fair value. Management believes that this classification provides greater flexibility to respond to interest rate changes and liquidity needs.

Loan Portfolio

Total gross loans increased $1.0 million during the six months ended June 30, 2008. The increase includes a $23.6 million increase in commercial real estate and a $23.0 million increase in residential real estate loans. These increases are mainly offset by a decline of $38.9 million in commercial and industrial loans and $26.4 million in construction, land development and other land. At June 30, 2008, the Bank’s largest 20 credit relationships consisted of loans and loan commitments ranging from $9.5 million to $25.4 million, with an aggregate total credit exposure of $288.3 million and outstanding balances of $221.0 million.

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

The major classifications of loans at June 30, 2008 and December 31, 2007 can be found in Note 3 to the Consolidated Financial Statements. The following table summarizes additional information related to the construction, land development and other land category at June 30, 2008 and December 31, 2007.

($ in thousands)	June 30, 2008	% of Total Loans	December 31, 2007	% of Total Loans
Residential land development	$198,122	11.2%	$201,631	11.4%
Commercial construction	107,436	6.1%	128,129	7.2%
Builder spec	63,873	3.6%	50,395	2.9%
Raw land	53,852	3.0%	33,158	1.9%
Residential consumer	32,997	1.9%	41,231	2.3%
Builder custom	2,300	0.1%	20,383	1.2%
Other	38,887	2.2%	48,986	2.8%

Total construction, land development and other land	$497,467	28.1%	$523,913	29.6%

AMERICANWEST BANCORPORATION

Allowance for Loan Losses and Reserve for Unfunded Commitments

At June 30, 2008, the Bank’s allowance for loan losses was $31.8 million or 1.80% of total gross loans. This compares to $25.3 million or 1.43% at December 31, 2007. At June 30, 2008 the Bank’s reserve for unfunded commitments was $1.2 million as compared to $1.4 million at December 31, 2007. The allowance for loan losses is increased by charges to income through the provision for loan losses, and decreased by charge-offs, net of recoveries. The reserve for unfunded commitments is increased or decreased through charges through income included in other non-interest expense. Loans are charged to the allowance when management believes the collection of principal is unlikely.

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

Management believes that the allowance for loan losses and reserve for unfunded commitments are adequate at June 30, 2008. Management uses currently available information to recognize losses on loans and foreclosed real estate and other foreclosed assets; however, depending on economic conditions in the markets the Company serves, and other conditions, there can be no assurance that significant additional loan loss provisions may not be necessary to supplement the allowance. In addition, the Bank’s regulators, as an integral part of their examination process, review the Bank’s loans and allowance for loan losses.

The following table summarizes the loan charge-offs by loan type for the three and six months ended June 30, 2008.

($ in thousands)	Three Months Ended June 30, 2008	Six Months Ended June 30, 2008
Commercial real estate	$276	$391
Construction, land development and other land	10,888	20,917
Commercial and industrial	653	900
Residential real estate	167	200
Agricultural	100	608
Installment and other	117	273

Total	$12,201	$23,289

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

Total deposits grew $79.4 million for the first six months of 2008, ending the period at $1.6 billion. Brokered certificate of deposits increased $137.7 million during the six months ended June 30, 2008. Of the total brokered certificates of deposit of $240.7 million at June 30, 2008, $188.3 million or 78% mature before December 31, 2008. Non-interest bearing deposits were 20% of total deposits as of June 30, 2008 as compared to 22% at December 31, 2007.

Federal Home Loan Bank of Seattle (FHLB) advances and other borrowings decreased approximately $53.4 million during the six months ended June 30, 2008. The decrease in FHLB advances and other borrowings is mainly a result of increased deposits.

AMERICANWEST BANCORPORATION

Liquidity and Capital Resources

Management believes that the Company’s cash flow will be sufficient to support its existing operations for the foreseeable future. Cash flows from operations generally contribute to liquidity, as do proceeds from issuances of junior subordinated debt and increasing customer deposits and brokered certificates of deposits. For the six months ended June 30, 2008 and 2007, the net cash flows provided by operations were $17.6 million and $11.3 million, respectively. Additionally, the Company generated $25.3 million and $74.4 million in net cash from financing activities for the six months ended June 30, 2008 and 2007, respectively.

The Bank’s primary source of funds is deposits. In addition, the Bank has the ability to borrow from various sources, including the FHLB and correspondent banks that provide Fed Funds lines. At June 30, 2008, the Bank had $70.8 million of available credit from these sources as compared to $102.7 million at December 31, 2007. As of June 30, 2008, the Bank had $10.0 million of Fed Funds lines agreements with correspondent banks as compared to $85.0 million at December 31, 2007. Subsequent to June 30, 2008, the Bank entered into an arrangement to borrow from the Fed Discount Window which provides $53.4 million of available funds. Management is continuing to evaluate additional liquidity sources.

The Parent Company received cash dividends from the Bank during the six months ended June 30, 2008 of $1.8 million, to provide funding of the junior subordinated debt interest expense and the cash dividend declared of $0.04 per share. The Parent Company received a dividend of $10.0 million from the Bank during the six months ended June 30, 2007, to provide a portion of the funding for the acquisition of FWBC, which was completed on April 1, 2007. Additionally, in March 2007, the Parent Company issued junior subordinated debt, net of purchased securities of the Trust of $619 thousand (refer to Note 6 under Item 1 of this Report). The Parent Company declared $0.04 per share and $0.07 per share of dividends on its common stock during the six months ended June 30, 2008 and 2007, respectively. There were no repurchases of common stock during the six months ended June 30, 2008 or 2007, other than 1,532 shares tendered on payment for the exercise of stock options during the six months ended June 30, 2007.

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

The Parent Company’s ability to service its debt is generally dependent upon the availability of dividends from the Bank. The payment of dividends by the Bank is subject to limitations imposed by law and governmental regulations. In determining whether the Bank or the Company will declare a dividend, the respective boards of directors consider factors including financial condition, anticipated growth, acquisition opportunities and applicable laws, regulations and regulatory capital requirements. During the first quarter 2008, the Board of Directors determined that the quarterly cash dividend to shareholders’ would be suspended indefinitely. This decision was based primarily on the Company’s recent significant decline in operating results and a reduction in regulatory capital levels.

Another potential source of cash during the six months ended June 30, 2008 was a line of credit that the Parent Company had with an unaffiliated financial institution. The line was available for $20.0 million and was decreased to $5.0 million in March 2008 due to the financial performance of the Bank and increased levels of non-performing assets. This facility matured subsequent to June 30, 2008 and management is currently pursuing alternative sources to replace this facility. The line was not used during the six months ended June 30, 2008.

The Company’s total stockholders’ equity decreased to $243.8 million at June 30, 2008 as compared to $284.0 million at December 31, 2007. This decrease is mainly related to the net loss recorded for the first six months of 2008 of $37.8 million. The Company’s total stockholders’ equity to total assets ratio decreased to 11.6% as of June 30, 2008 from 13.4% as of December 31, 2007. As of June 30, 2008, the Company’s tangible shareholders’ equity to ending tangible assets ratio decreased to 6.41% as compared to 7.05% from December 31, 2007. At June 30, 2008 and December 31, 2007, the Company held cash and cash equivalent assets of $58.5 million and $47.1 million, respectively.

AMERICANWEST BANCORPORATION

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier I capital to risk-weighted assets and of Tier I capital to average assets, as those terms are defined in the regulations. Management believes, as of June 30, 2008, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

As of June 30, 2008, the Bank has fallen below the well capitalized category for the minimum total risk based category under the Federal Deposit Insurance Company’s regulatory framework for prompt corrective action. The shortfall to be well-capitalized at June 30, 2008 was $6.3 million. The remaining categories of Tier 1 risk-based and Tier 1 leverage ratios remain above the well capitalized levels as set forth in the following table.

The Company’s and the Bank’s actual capital amounts and ratios as of June 30, 2008 are presented in the table below.

Capital Ratio	Regulatory Standard for “Well Capitalized” Rating	Regulatory Standard for “Adequately Capitalized” Rating	Company	Bank
Tier 1 Capital to Average Total Assets	5.00%	4.00%	8.43%	8.39%
Tier 1 Capital to Risk Weighted Assets	6.00%	4.00%	8.46%	8.43%
Total Capital to Risk Weighted Assets	10.00%	8.00%	9.72%	9.68%

In light of elevated loan loss provisions during the past two fiscal quarters, loan charge-off levels and non-performing assets, the Company is actively evaluating alternatives for raising additional regulatory capital.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

In management’s opinion, there have been no material changes in reported market risks faced by the Company since the end of the most recent fiscal year. Based upon modeling using parallel interest rate changes of an increase or decrease in rates of 100 basis points and 200 basis points over the next twelve months, the Company’s net interest income is expected to increase moderately under rising interest rates and to decline moderately under falling interest rates. These scenarios also include the assumptions that balances and current pricing spreads remain constant. The economic value of the Company’s equity is also expected to increase with rising interest rates. Both of these interest rate risk measures remain within the Company’s policy limits as of June 30, 2008. Management also runs non-parallel interest rate scenarios and a most likely rate scenario to consider the impact of various interest rate changes in the yield curve and the respective impact on net interest income to determine if any actions should be taken.

The changes to net interest income over the next twelve months given the assumptions in the model are presented in the table below as of June 30, 2008 and December 31, 2007.

AMERICANWEST BANCORPORATION

	Percentage Change in Net Interest Income over 12 Months
Rate Scenario	June 30, 2008	December 31, 2007
Rates increase 200 basis points	4.42%	4.02%
Rates increase 100 basis points	2.24%	2.08%
Rates decrease 100 basis points	-2.31%	-2.03%
Rates decrease 200 basis points	-4.77%	-4.18%

Item 4.	Controls and Procedures.

During the six months ended June 30, 2008, there were no changes in the Company’s internal control over financial reporting that materially affected or are reasonably likely to materially affect internal control over financial reporting.

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

Except as set forth below, as of June 30, 2008, there have been no material changes to the risk factors from those presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

The Company has a significant concentration in real estate loans and a downturn in the economy of the markets served or the real estate market could significantly hurt the business and prospects for growth.

As of June 30, 2008 the loan portfolio consisted of:

•	34.2% commercial real estate loans;

•	28.1% construction, land development and other land loans;

•	16.0% commercial and industrial loans;

•	10.0% residential real estate loans;

•	9.4% agricultural loans; and

•	2.3% installment and other loans.

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

The Company may be required to raise additional capital in the future, but that capital may not be available or may not be on terms acceptable to the Company when it is needed. The Company and the Bank are required by federal regulatory authorities to maintain adequate levels of capital to support operations. The Company may decide to raise additional capital to support growth or absorb loan losses. In addition, the use of brokered deposits without regulatory approval is limited to banks that are “well capitalized” according to regulation. If the Bank is unable to maintain capital levels at “well capitalized” minimums or receive a waiver from the FDIC to be able to accept and renew brokered deposits, it could lose a significant source of funding, which would force it to utilize wholesale or alternative expensive sources of funding or potentially sell loans to generate liquidity at a time when market pricing is unfavorable. The Company’s ability to raise additional capital will depend on conditions in the capital markets at that time, which are outside the Company’s control, and on the Company’s financial performance. Accordingly, the Company cannot be certain of its ability to raise additional capital in the future if needed or on terms acceptable to the Company. If the Company cannot raise additional capital when needed, its ability to further expand operations through internal growth, deposit gathering and acquisitions could be materially impaired.

The Company’s liquidity could be impaired by an inability to access the capital markets or an unforeseen outflow of cash.

Liquidity is essential to the Company’s business. Due to circumstances that the Company may be unable to control, such as a general capital markets disruption, liquidity could be impaired by an inability to access the capital markets or an unforeseen outflow of cash due to depositor withdrawals.

As a result of the Bank’s regulatory capital falling below the requirements for well-capitalized status as of June 30, 2008, the Bank is unable to issue brokered certificates of deposit without a prior waiver from the FDIC.

AMERICANWEST BANCORPORATION

The Bank may not be able to obtain a waiver. Since substantially all of the $240.7 million of brokered certificates of deposits, which represent approximately 15% of total deposits mature prior to December 31, 2008, our inability to obtain a waiver may require us to liquidate assets in order to generate necessary cash.

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

The Company has not been through a variety of business cycles since it began operations in Utah and, as a result, may not effectively evaluate the future prospects and this lack of operating history may increase the risk that the Company will not continue to be successful. The Company began operations in Utah in 2006, shortly followed with the Far West Bank merger, and since that time the markets in Utah in which the Company conducts business have, until recently, experienced substantial economic growth. As a result, the Company does not have an operating history during a serious downturn in the real estate market for evaluation of performance relative to future prospects. Consideration must be given to the business and prospects in light of the risks and difficulties the Company will encounter if the Utah economy experiences a severe downturn, greater than what is currently taking place. The Company may not be able to address these risks and difficulties successfully, which could materially harm the business and operating results.

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

AMERICANWEST BANCORPORATION

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

Construction lending involves special risks not associated with other types of lending. Construction and land development loans are subject to the risks inherent in most other loans, but also carry higher levels of risk predicated on whether the project can be completed on-time and on-budget, and, for non-owner occupied projects, whether the customer can find tenants at rates that will service the debt. Construction loans are typically based upon estimates of costs to complete the project, and an appraised value associated with the completed project. Cost estimates, and completed appraised values, are subject to changes in the market, and such values may in fact change between the time a loan is approved and the final project is complete. Delays or cost overruns in completing a project may arise from labor problems, material shortages and other unpredicted contingencies. If actual construction costs exceed budget, the borrower may need to put more capital into the project, or the Bank may need to increase the loan amount to ensure the project is completed, potentially resulting in a higher loan-to-value than anticipated. Where a non-owner occupied project is not pre-leased, changes in the market could result in a slow lease-up period or rents below what were anticipated. For residential land development loans, a general slowdown in home buying can result in slow sales or reduced prices. Either situation will strain the borrower’s cash flows, and potentially cause deterioration in the loan.

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

AMERICANWEST BANCORPORATION

If the Bank is unable to pay the holding company cash dividends to meet its cash obligations, the business, financial condition, results of operations and prospects will be adversely affected. Dividends paid by the bank to the holding company provide cash flow used to service the interest payments on trust preferred securities. Various statutory provisions restrict the amount of dividends the Bank can pay to the holding company without regulatory approval: the Bank’s payment of dividends is subject to receipt of the prior written consent of the Director of Banks for the State of Washington and the Company may not be able to receive his consent. It is also possible that, depending upon the financial condition of the Bank and other factors, the applicable regulatory authorities could assert that payment of dividends or other payments, including payments to the holding company, is an unsafe or unsound practice. If the Bank is unable to pay dividends to the holding company, it may not be able to service the debt or pay its obligations. The inability to receive dividends from the Bank would adversely affect the business, financial condition, results of operations and prospects and could lead to a deferral of interest on existing trust preferred securities.

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

There are two numerical measures in the regulatory guidance. The thresholds of numerical indicators in the guidance that indicate significant commercial real estate loan concentrations are as follows: (1) loans in the Call Report (the quarterly Report of Condition required to be filed with federal banking regulators) categories of Construction, Land Development and Other Land loans are greater than 100% of the institution’s Tier 1 Capital; and (2) commercial real estate loans, as defined in the guidance, are greater than 300% of the institution’s total Tier 1 Capital. The first numerical indicator, the aggregate of construction, land development and other land loans divided by the Bank’s Tier 1 Capital was 297% as of June 30, 2008. The second numerical indicator, the aggregate of our non-owner-occupied commercial real estate loans, divided by the Bank’s Tier I Capital was 535% as of June 30, 2008. Thus, the Bank’s portfolio meets the definition of a concentration, as set forth in the guidelines.

The guidance does not limit banks’ commercial real estate lending, but rather guides institutions in developing risk management practices and levels of capital that are commensurate with the level and nature of their commercial real estate concentrations. The Bank’s lending and risk management practices are taken into account in supervisory evaluations of its capital adequacy.

The Company is dependent on key personnel and the loss of one or more of those key personnel may harm prospects. The Company currently depends heavily on the services of its key management personnel and depended on the services of its former president and chief executive officer Robert M. Daugherty. The loss of Mr. Daugherty’s services or that of other key personnel in the future could harm the results of operations and financial condition. Success also depends in part on the ability to attract and retain additional qualified management personnel. Competition for such personnel is strong in the banking industry, and the Company may not be successful in attracting or retaining the personnel required.

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

AMERICANWEST BANCORPORATION

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

The Company has a stock repurchase authorization for 250,000 common shares which was approved by the Board of Directors during 2006. This authorization does not have an expiration date. No shares were repurchased under this authorization during the six months ended June 30, 2008 or the year ended December 31, 2007.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

The Company conducted the annual meeting of shareholders on April 30, 2008. On March 7, 2008, the record date for the meeting, there were 17,209,428 shares of common stock outstanding. Holders of 15,389,622 shares (89.4%) were present at the meeting in person or by proxy. Four proposals were voted upon at the meeting.

Proposal 1. Election of eight directors to hold office until the next annual meeting of shareholders.

	For	Withhold
Douglas K. Anderson	14,120,214	1,269,408
J. Frank Armijo	14,095,891	1,293,731
Kay C. Carnes	14,094,190	1,295,432
Robert M. Daugherty	13,722,042	1,667,580
Craig D. Eerkes	14,092,592	1,297,030
H. Don Norton	13,898,461	1,491,161
Donald H. Swartz	14,031,036	1,358,586
P. Mike Taylor	14,096,244	1,293,378

AMERICANWEST BANCORPORATION

Proposal 2. Approve amendments to the Company’s 2006 Equity Incentive Plan which increased the available shares in the plan by 250,000.

For	Against	Abstain	Broker Non-Vote
11,235,047	2,731,772	137,376	1,285,427

Proposal 3. Approve an amendment to the Company’s Amended and Restated Articles of Incorporation to authorize the issuance of up to 5,000,000 shares of preferred stock.

For	Against	Abstain	Broker Non-Vote
8,996,211	4,874,743	233,241	1,285,427

Proposal 4. Ratification of Appointment of Moss Adams LLP as Independent Auditors for the year ended December 31, 2008.

For	Against	Abstain	Broker Non-Vote
14,776,268	520,274	93,079	1

Item 5.	Other Information

There is no other information to report.

Item 6.	Exhibits

a. Exhibits. The exhibits filed as part of this report are as follows:

3.1	Amended and Restated Articles of Incorporation of AmericanWest.+

3.2	Amended and Restated Bylaws of AmericanWest Bancorporation.+

10.1	Employment Agreement by and between AmericanWest Bancorporation, AmericanWest Bank and Jay Brian Simmons dated effective April 1, 2008 (filed as Exhibit 99.1 to the Form 8-K filed on April 2, 2008, and incorporated herein by this reference).

10.2	Amended and Restated Equity Incentive Plan (included as Appendix A to the definitive proxy Statement for the 2008 Annual Meeting of Shareholders filed on March 18, 2008 and incorporated herein by this reference).

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.+

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.+

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.+

+	Denotes items filed herewith.

*	Denotes executive compensation plan or arrangement.

AMERICANWEST BANCORPORATION

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized on August 8, 2008.

AMERICANWEST BANCORPORATION

/s/ Patrick J. Rusnak
Patrick J. Rusnak, Interim President and Chief Executive Officer, Executive Vice President and Chief Financial Officer (Principal Executive Financial and Accounting Officer)