Form 10-Q
period 2008-09-30
AMERICANWEST BANCORPORATION
filed 2008-11-07
CIK 726990

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2008 or

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

Large Accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Number of Shares Outstanding
Common Stock	17,213,288 at November 5, 2008

INDEX TO QUARTERLY REPORT ON FORM 10-Q

September 30, 2008

CONSOLIDATED STATEMENTS OF CONDITION

(unaudited)

(in thousands)

	September 30, 2008	December 31, 2007
ASSETS
Cash and due from banks	$55,300	$46,591
Overnight interest bearing deposits with other banks	11,581	498

Cash and cash equivalents	66,881	47,089
Securities, available-for-sale at fair value	66,905	66,985
Loans, net of allowance for loan losses of $36,573 and $25,258, respectively	1,685,006	1,738,838
Loans, held for sale	9,255	11,105
Accrued interest receivable	10,271	11,766
FHLB stock	10,010	7,801
Premises and equipment, net	44,578	47,426
Foreclosed real estate and other foreclosed assets	7,362	1,230
Bank owned life insurance	29,930	29,104
Goodwill	18,852	127,852
Intangible assets	14,330	16,942
Other assets	27,747	14,107

TOTAL ASSETS	$1,991,127	$2,120,245

LIABILITIES
Non-interest bearing demand deposits	$325,465	$342,701
Interest bearing deposits:
NOW, savings account and money market accounts	577,804	678,314
Time, $100,000 and over	390,103	288,204
Other time	292,501	220,208

TOTAL DEPOSITS	1,585,873	1,529,427
Federal Home Loan Bank advances	189,356	208,052
Other borrowings and capital lease obligations	3,535	36,611
Junior subordinated debt	41,239	41,239
Accrued interest payable	6,535	5,339
Other liabilities	17,830	15,590

TOTAL LIABILITIES	1,844,368	1,836,258
STOCKHOLDERS’ EQUITY
Preferred stock, no par, shares authorized 5 million	—	—
Common stock, no par, shares authorized 50 million; 17,277 issued and 17,213 oustanding at September 30, 2008; 17,271 issued and 17,200 outstanding at December 31, 2007	253,460	253,150
Retained (deficit) earnings	(106,068)	30,709
Accumulated other comprehensive (loss) income, net of tax	(633)	128

TOTAL STOCKHOLDERS’ EQUITY	146,759	283,987

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,991,127	$2,120,245

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Interest Income
Interest and fees on loans	$28,149	$36,378	$90,717	$95,532
Interest on securities	805	814	2,494	2,120
Other interest income	104	159	256	315

Total Interest Income	29,058	37,351	93,467	97,967

Interest Expense
Interest on deposits	8,562	11,054	26,244	29,808
Interest on borrowings	2,469	2,807	8,391	6,934

Total Interest Expense	11,031	13,861	34,635	36,742

Net Interest Income	18,027	23,490	58,832	61,225
Loan loss provision	27,650	1,231	56,850	2,736

Net Interest Income After Loan Loss Provision	(9,623)	22,259	1,982	58,489

Non-interest Income
Fees and service charges on deposits	2,899	2,588	8,299	6,476
Fees on mortgage loan sales	1,063	940	3,183	2,286
Other	1,306	922	3,111	2,780

Total Non-interest Income	5,268	4,450	14,593	11,542

Non-interest Expense
Salaries and employee benefits	9,906	11,007	30,838	30,834
Impairment of goodwill	82,000	—	109,000	—
Occupancy expense, net	1,822	1,490	5,442	4,105
Equipment expense	2,035	1,699	6,019	4,733
State business and occupation tax	266	335	858	962
Amortization of intangible assets	864	1,063	2,612	2,417
Foreclosed real estate and other foreclosed assets expense	70	45	366	167
Other	4,325	3,156	11,177	8,553

Total Non-interest Expense	101,288	18,795	166,312	51,771

(Loss) Income Before Income Tax (Benefit) Provision	(105,643)	7,914	(149,737)	18,260
Income Tax (Benefit) Provision	(8,748)	2,565	(15,073)	6,185

Net (Loss) Income	$(96,895)	$5,349	$(134,664)	$12,075

Basic (loss) earnings per common share	$(5.63)	$0.31	$(7.82)	$0.79
Diluted (loss) earnings per common share	$(5.63)	$0.31	$(7.82)	$0.78
Basic weighted average shares outstanding	17,213	17,198	17,210	15,284
Diluted weighted average shares outstanding	17,213	17,268	17,210	15,387

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

($ in thousands)

	Nine Months Ended September 30,
	2008	2007
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES
Net (Loss) Income	$(134,664)	$12,075
Adjustments to reconcile net income to net cash provided by operating activities:
Provisions for loan losses, unfunded commitments and foreclosed real estate and other foreclosed assets	56,590	3,000
Depreciation and amortization	5,986	4,957
Compensatory stock options and restricted stock expense	253	893
Impairment of Goodwill	109,000	—
Gain on sale of other premises and equipment, investments and foreclosed real estate and other foreclosed assets	(638)	(684)
Loss on impairment of facilities	—	219
Stock dividends received	(77)	—
Originations of loans held for sale	(153,993)	(125,185)
Proceeds from loans sold	160,402	124,117
Changes in assets and liabilities:
Accrued interest receivable	1,495	(2,528)
Bank owned life insurance	(826)	(734)
Other assets	(13,230)	2,918
Accrued interest payable	1,196	1,259
Other liabilities	637	3,577

NET CASH PROVIDED BY OPERATING ACTIVITIES	32,131	23,884

CASH FLOWS USED IN INVESTING ACTIVITIES
Securities available-for-sale:
Maturities, calls, sales and principal payments	21,566	23,512
Purchases	(22,484)	(24,462)
Purchases of Federal Home Loan Bank stock	(4,424)	—
Redemptions of Federal Home Loan Bank stock	2,215	—
Cash acquired in merger, net of cash consideration paid	—	351
Purchased securities of Capital Trust Subsidiary	—	(619)
Net increase in loans	(20,031)	(158,163)
Purchases of premises and equipment	(4,904)	(4,721)
Proceeds from sale of premises and equipment	3,575	708
Proceeds from sale of foreclosed real estate and other foreclosed assets	8,105	1,620

NET CASH USED IN INVESTING ACTIVITIES	(16,382)	(161,774)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES
Net increase in deposits	56,446	89,887
Proceeds from Federal Home Loan Bank advances	510,000	280,000
Repayments of Federal Home Loan Bank advances and other borrowing activity	(561,772)	(254,879)
Proceeds from issuances of common stock under equity incentive plans	57	554
Proceeds from issuance of junior subordinated debt	—	20,619
Payment of cash dividend	(688)	(1,717)

NET CASH PROVIDED BY FINANCING ACTIVITIES	4,043	134,464

NET CHANGE IN CASH AND CASH EQUIVALENTS	19,792	(3,426)
Cash and cash equivalents, beginning of year	47,089	55,729

Cash and cash equivalents, end of period	$66,881	$52,303

Supplemental Disclosures:
Cash paid during the period for:
Interest	$33,439	$35,483
Income taxes	$105	$7,092
Non-cash Investing and Financing Activities:
Foreclosed real estate acquired in settlement of loans	$14,004	$955
Fair value of assets acquired	$—	$546,000
Stock-based consideration issued for acquisition	$—	$(124,423)
Liabilities assumed in acquisition	$—	$390,384

The accompanying notes are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. Basis of Presentation

The foregoing unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission. Accordingly, these financial statements do not include all of the disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes included in the annual report on Form 10-K for the year ended December 31, 2007. In the opinion of management, the unaudited interim consolidated financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim periods presented. The results of operations for the three and nine month periods ended September 30, 2008 and 2007 are not necessarily indicative of the operating results for the full year.

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

NOTE 2. Securities

All securities are classified as available-for-sale and are carried at fair value. Unrealized gains and losses, net of tax, are excluded from earnings and reported as a separate component of stockholders’ equity. Gains or losses on the sale of available-for-sale securities are determined using the specific identification method. Premiums and discounts are recognized in interest income using the effective interest method over the period to maturity. Amortized cost and fair values at September 30, 2008 and December 31, 2007 were as follows:

	September 30, 2008		December 31, 2007
($ in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Mortgage-backed securities	$37,987	$37,841	$26,021	$26,360
Obligations of states, municipalities and political subdivisions	21,936	21,532	19,560	19,585
Obligations of Federal Government Agencies	5,646	5,741	17,397	17,446
Corporate securities	—	—	1,500	1,487
Other securities	2,310	1,791	2,310	2,107

Total	$67,879	$66,905	$66,788	$66,985

NOTE 3. Loans and Allowance for Loan Losses

Loan detail by category as of September 30, 2008 and December 31, 2007 was as follows:

($ in thousands)	September 30, 2008	% of Total	December 31, 2007	% of Total
Commercial real estate	$629,536	36.5%	$580,627	32.8%
Construction, land development and other land	431,817	25.0%	523,913	29.6%
Commercial and industrial	267,245	15.5%	321,638	18.2%
Residential real estate	192,809	11.2%	153,043	8.7%
Agricultural	169,154	9.8%	157,196	8.9%
Installment and other	33,816	2.0%	31,455	1.8%

Total loans	1,724,377	100.0%	1,767,872	100.0%

Allowance for loan losses	(36,573)		(25,258)
Deferred loan fees, net of deferred costs	(2,798)		(3,776)

Net loans	$1,685,006		$1,738,838

The allowance for loan losses and reserve for unfunded commitments are maintained at levels considered adequate by management to provide for probable loan losses as of the Consolidated Statements of Condition reporting dates. The allowance for loan losses and reserve for unfunded commitments are based on management’s assessment of various factors affecting the loan portfolio, including problem loans, business conditions and loss experience, and an overall evaluation of the quality of the underlying collateral. Changes in the allowance for loan losses and the reserve for unfunded commitments during the three and nine months ended September 30, 2008 and 2007 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2008	2007	2008	2007
Allowance for loan losses:
Balance, beginning of period	$31,768	$21,830	$25,258	$15,136
Loan loss provision	27,650	1,231	56,850	2,736
Allowance related to acquired loans	—	—	—	7,529
Loans charged-off	(23,036)	(2,148)	(46,325)	(4,768)
Recoveries	191	110	790	390

Balance, end of period	$36,573	$21,023	$36,573	$21,023

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2008	2007	2008	2007
Reserve for Unfunded Commitments:
Balance, beginning of period	$1,172	$1,383	$1,374	$881
Reserve related to acquired unfunded commitments	—	—	—	257
Unfunded commitments (benefit) provision	(204)	19	(406)	264

Balance, end of period	$968	$1,402	$968	$1,402

The provision for unfunded commitments is included in other non-interest expense on the Consolidated Statements of Operations.

Impaired loan information as of September 30, 2008 and December 31, 2007 was as follows:

($ in thousands)	September 31, 2008	December 31, 2007
Impaired loans without a specific allowance for loan losses	$73,817	$34,343

Non-performing relationships greater than $500 thousand are included in management’s analysis above as impaired loans. Additionally, there were no impaired loans included above for September 30, 2008 or December 31, 2007 that had government guarantees. The Company’s practice of recognizing charge-offs for the specific impairment on loans resulted in charge-offs of $27.6 million during the nine months ended September 30, 2008 related to the impaired loans in the table.

NOTE 4. Far West Bancorporation Business Combination

On April 1, 2007, the Company acquired Far West Bancorporation (FWBC) and its wholly-owned subsidiary, Far West Bank (FWB), in an acquisition accounted for under the purchase method of accounting. The acquisition was consistent with the Company’s prior strategic plan to expand into high growth markets. The financial results of FWBC have been included in the Company’s consolidated financial statements since that date.

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

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition.

($ in thousands)
Assets acquired:
Cash and cash equivalents	$31,485
Securities	30,217
Loans, net of allowance for loan losses	341,904
Goodwill	94,779
Core deposit intangible	12,916
Premises and equipment, net	13,241
Other assets	21,458

Total assets	546,000

Liabilities assumed:
Deposits	383,386
Other liabilities	6,998

Total liabilities	390,384

Net assets acquired	$155,616

The core deposit intangible of $12.9 million is being amortized on an accelerated basis over 10 years. Goodwill of $94.8 million is not amortized but is reviewed for potential impairment on an annual basis, or if events or circumstances indicate a potential impairment (refer to Note 5 of the Notes to Consolidated Financial Statements). An insignificant amount of the goodwill recorded was deductible for tax purposes.

The following table presents unaudited pro forma results of operations related to the acquisition consummated on April 1, 2007 for the nine months ended September 30, 2007. The AWBC column reflects the Company’s actual results reported for the period shown. The FWBC column reflects the actual results for the period shown, prior to the acquisition date. The pro forma adjustments column represents purchase adjustments which would have occurred during the period shown if the acquisition would have occurred on January 1, 2007. The pro forma results do not necessarily indicate the results that would have been obtained had the acquisition actually occurred on January 1, 2007, as cost savings or revenue enhancements are not included.

For the nine months ended September 30, 2007

(in thousands, except per share amounts)	AWBC	FWBC	Pro Forma Adjustments		Pro Forma Combined
Net interest income	$61,225	$8,718	$(275	) (a)	$69,668
Loan loss provision	2,736	2,005			4,741
Non-interest income	11,542	2,413			13,955
Non-interest expense	51,771	8,099	793	(b)	60,663

Income before provision for income tax	18,260	1,027	(1,068)		18,219
Provision for income taxes	6,185	387	(374	) (c)	6,198

Net Income	$12,075	$640	$(694)		$12,021

Basic earnings per share	$0.79				$0.70
Diluted earnings per share	$0.78				$0.69
Basic weighted average shares outstanding	15,284				17,199
Diluted weighted average shares outstanding	15,387				17,302

(a)	Amount represents amortization of purchase adjustments and interest expense on junior subordinated debt issuance.

(b)	Amount represents amortization of intangibles.

(c)	Income tax effect of pro forma adjustments at an assumed rate of 35%.

NOTE 5. Goodwill

During the quarter ended March 31, 2008, the Company evaluated goodwill for potential impairment based on the occurrence of a triggering event. Goodwill carried within the Company’s only reporting unit was determined to be impaired by $27.0 million. During the quarter ended September 30, 2008, in connection with its annual impairment review of goodwill, management engaged an independent valuation firm to assist with the impairment valuation of the remaining carrying value of goodwill. Goodwill was determined to be impaired by an additional $82.0 million. Non-interest expenses on the Consolidated Statements of Operations for the nine months ended September 30, 2008 reflects an aggregate $109.0 million goodwill impairment charge.

The determination of the fair value of goodwill is evaluated based on the market value of the Company’s stock, merger and acquisition valuations, a discounted cash flow model and a determination of the fair values of the other components of the balance sheet. These values were all considered in determining the appropriate carrying value of goodwill. The impairment was principally due to the decline in the average market value of the Company’s common stock since December 31, 2007, and the reduction of merger and acquisition valuations for recently completed commercial bank transactions. The remaining carrying value of goodwill at September 30, 2008 was $18.9 million. The Company’s goodwill will be evaluated for future possible impairment if there are indicators of a potential impairment pursuant to the Company’s accounting policy.

NOTE 6. Junior Subordinated Debt

As of September 30, 2008, the Company had four wholly-owned trusts (Trusts) that were formed to issue trust preferred securities and related common securities of the Trusts. The Trusts are summarized as follows:

($ in thousands)
Trust Name	Issue Date	Outstanding Amount	Rate		Effective Rate	Next Call Date	Maturity Date
AmericanWest Statutory Trust I	September 2002	$10,310	Floating	(1)	6.88%	December 2008	September 2032
Columbia Trust Statutory Trust I	June 2003	3,093	Floating	(2)	6.58%	December 2008	June 2033
AmericanWest Capital Trust II	March 2006	7,217	6.76	%(3)	6.76%	March 2011	March 2036
AmericanWest Capital Trust III	March 2007	20,619	6.53	%(4)	6.53%	March 2012	June 2037

		$41,239

(1)	Rate based on LIBOR plus 3.40%, adjusted quarterly.

(2)	Rate based on LIBOR plus 3.10%, adjusted quarterly.

(3)	Rate fixed for 5 years from issuance, then adjusted quarterly thereafter based on LIBOR plus 1.50%.

(4)	Rate fixed for 5 years from issuance, then adjusted quarterly thereafter based on LIBOR plus 1.63%.

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

In accordance with the provisions of the related indentures, the Company has notified the trustees of the Trusts that the payment of dividends will be deferred effective with the distributions scheduled for the third quarter of 2008, until further notice. The Company has the right to defer distributions for up to 20 consecutive quarters, although it will continue to accrue the cost of the preferred dividends at the normal interest rate on a compounded basis until such time as the deferred arrearage has been paid current.

As of September 30, 2008, all of the junior subordinated debt, less the common stock of the Trusts, qualified as Tier I capital, under the guidance issued by the Board of Governors of the Federal Reserve System (FRB). Effective April 11, 2005, the FRB adopted a rule that permits the inclusion of junior subordinated debt in Tier I capital, but with stricter quantitative limits. Under the FRB rule, after a five-year transition period ending March 31, 2009, the aggregate amount of junior subordinated debt and certain other restricted core capital elements is limited to 25% of Tier I capital elements, net of goodwill. The amount of junior subordinated debt and certain other elements in excess of the limit could be included in Tier II capital, subject to restrictions. All of the currently issued junior subordinated debt is expected to qualify as Tier I capital under the new limitations as of March 31, 2009. There can be no assurance that the FRB will not further limit the amount of junior subordinated debt permitted to be included in Tier I capital for regulatory capital purposes.

NOTE 7. Comprehensive (Loss) Income

Total comprehensive loss, which includes the net loss and unrealized gains and losses on the Company’s available-for-sale securities, net of tax, amounted to $135.4 million for the nine months ended September 30, 2008. Total comprehensive income for the nine months ended September 30, 2007 was $12.0 million.

NOTE 8. Cash Dividends

During the nine months ended September 30, 2008, the Company declared and paid cash dividends of $0.04 per share. During the nine months ended September 30, 2007, the Company declared and paid cash dividends of $0.11 per share.

NOTE 9. (Loss) Earnings Per Share

The following is a reconciliation of the numerators and denominators for basic and diluted (loss) earnings per share computations for the three and nine months ended September 30, 2008 and 2007:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share)	2008	2007	2008	2007
Numerator:
Net (loss) income	$(96,895)	$5,349	$(134,664)	$12,075
Denominator:
Weighted average number of common shares outstanding	17,213	17,198	17,210	15,284
Incremental shares assumed for stock-based compensation	—	70	—	103

Total	17,213	17,268	17,210	15,387

Basic (Loss) Earnings per common share	$(5.63)	$0.31	$(7.82)	$0.79
Diluted (Loss) Earnings per common share	$(5.63)	$0.31	$(7.82)	$0.78
Anti-dilutive stock options and awards not included in diluted (loss) earnings per share	550	381	550	176

NOTE 10. Stock-Based Compensation

The AmericanWest Bancorporation 2006 Equity Incentive Plan (Plan) provides for the issuance of incentive stock options, nonqualified stock options, restricted stock awards and unrestricted stock awards to key employees, officers and directors. The Plan was amended during 2008 to increase the number of authorized shares for issuance under all awards by 250,000 shares (plus any shares under the Company’s 2001 Stock Option Plan as to which options or other benefits granted and outstanding as of March 17, 2006 may lapse, expire, terminate or be canceled). The maximum aggregate number of authorized shares issued under the Plan as of September 30, 2008 was 564,666. The Board of Directors’ Compensation Committee administers the Plan. The maximum term of an incentive stock option granted under the Plan is ten years and the Plan will terminate on March 17, 2016.

Stock Options

Compensation cost recorded related to stock options accounted for under Statement of Financial Accounting Standards (SFAS) No. 123(R), Share-Based Payment, is summarized in the table below including the impact on net (loss) income and diluted (loss) earnings per share for the three and nine months ended September 30, 2008 and 2007:

	Three months ended September 30,		Nine months ended September 30,
($ in thousands)	2008	2007	2008	2007
Stock option compensation cost	$53	$101	$163	$419
Impact on net (loss) income	$36	$70	$114	$287
Impact on diluted (loss) earnings per share	$—	$—	$0.01	$0.02

The following table summarizes the stock option activity for the nine months ended September 30, 2008:

	Options	Weighted average exercise price
Outstanding at December 31, 2007	425,394	$18.14
Granted	92,750	2.79
Exercised	(9,436)	6.10
Forfeited	(22,958)	13.65

Outstanding at September 30, 2008	485,750	$15.66

Exercisable at September 30, 2008	354,050	$18.25

The following table summarizes the weighted average assumptions for options issued during the nine months ended September 30, 2008 and 2007 and the three months ended September 30, 2007. There were no options issued during the three months ended September 30, 2008.

	Three months ended September 30, 2007	Nine months ended September 30,
		2008	2007
Expected volatility	29.2%	42.2%	30.3%
Expected dividends	0.7%	6.1%	0.5%
Expected term	5.0 years	5.0 years	6.1 years
Risk free interest rate	5.0%	3.4%	4.6%

The weighted average fair value of options issued during the nine months ended September 30, 2008 was $0.71. The weighted average fair value of options issued during the three and nine months ended September 30, 2007 was $6.04 and $8.50, respectively. Total unrecognized compensation cost at September 30, 2008 was $193 thousand which will be recognized through 2013. The amortization of stock-based compensation reflects estimated forfeitures adjusted for actual forfeiture experience. Estimated forfeitures will be continually evaluated in subsequent periods and may change based on new facts and circumstances.

The weighted average remaining term for outstanding and exercisable stock options at September 30, 2008 was 4.3 years and 2.6 years, respectively. There was no aggregate intrinsic value for stock options both outstanding and exercisable as of September 30, 2008. The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the market price of the Company’s common stock as of the reporting date. No stock options were exercised during the three months ended September 30, 2008. The intrinsic value of stock options exercised during the nine months ended September 30, 2008 was $62 thousand. The intrinsic value of stock options exercised during the three and nine months ended September 30, 2007 was $72 thousand and $688 thousand, respectively.

Restricted Common Stock Awards

The Company has granted performance based restricted common stock awards and non-performance based restricted stock awards (collectively, common stock awards) to certain executives and employees. The common stock awards vest between January 2010 and September 2012 and are expensed as compensation over the vesting period.

The purpose of these awards is to promote the long term interests of the Company and its shareholders by providing a financial incentive as a means for retaining certain key executives and employees. For the three and nine months ended September 30, 2008, the compensation expense related to these awards was $19 thousand and $90 thousand, respectively. During the nine months ended September 30, 2008, the compensation expense included $43 thousand related to the retirement of an executive and $21 thousand related to the resignation of an executive. During the nine months ended September 30, 2008, the Company did not record an expense associated with performance based restricted common stock awards as the performance target is not likely to be met for the year. For the three and nine months ended September 30, 2007, the compensation expense related to these awards was $109 thousand and $474 thousand, respectively. The compensation expense for the nine months ended September 30, 2007, includes $141 thousand related to the immediate vesting of 7,500 restricted common stock awards for an executive terminated without cause.

The following table summarizes restricted common stock activity for the nine months ended September 30, 2008:

	Restricted Common Stock	Weighted average grant date fair value
Unvested as of December 31, 2007	70,771	$21.62
Forfeited	(3,120)	22.14
Vested	(3,871)	22.80

Unvested as of September 30, 2008	63,780	$21.52

NOTE 11. Fair Value Measurement

On January, 1, 2008, the Company partially adopted Statement of Financial Accounting Standard (SFAS) No. 157, Fair Value Measurements. Full adoption of SFAS No. 157 has been deferred, as provided in Financial Accounting Standards Board Staff Position No. FAS 157-2, until January 1, 2009 and interim periods within that fiscal year. SFAS No. 157 provides enhanced guidance for measuring assets and liabilities using fair value and applies to situations where other standards require or permit assets or liabilities to be measured at fair value. SFAS No. 157 also requires expanded disclosure of items that are measured at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. The partial deferral in implementation of SFAS No. 157 applies to non-financial assets and liabilities that the Company measures at fair value on a non-recurring basis. These primarily include fair value assessments of goodwill, other indefinite-lived intangible assets, and foreclosed real estate and other foreclosed assets owned for which fair value measurements are made on a non-recurring basis in evaluating impairment.

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

The following table summarizes the Company’s financial instruments that were measured at fair value on a recurring basis at September 30, 2008:

	Fair Value	Fair Value Measurements Using
($ in thousands)		Level 1	Level 2	Level 3
Recurring
Securities available-for-sale	$66,905	$29,064	$37,841	$—

Additionally, certain assets are measured at fair value on a non-recurring basis. These adjustments to fair value generally result from the application of lower-of-cost-or-market accounting or write-downs of individual assets due to impairment. The following table summarizes the Company’s financial instruments that were measured at fair value on a non-recurring basis at September 30, 2008, and the total change resulting from these fair value adjustments for the nine months ended September 30, 2008:

		Fair Value Measurements Using			Nine months ended September 30, 2008
($ in thousands)	Fair Value	Level 1	Level 2	Level 3	Total Loss
Non-Recurring
Impaired loans	$73,817	$—	$—	$73,817	$27,647
Foreclosed real estate and other foreclosed assets	$7,362			$7,362	146

Impaired loans included in the table above are collateral dependent and fair value was determined based on the fair value of the underlying collateral, less costs to sell. If the Bank determines that the value of the impaired loan is less than the recorded investment in the loan, the carrying value is adjusted through a charge-off. These charge-offs are recorded through the allowance for loan losses. The loss column above represents charge-offs recognized during the nine months ended September 30, 2008 related to the impaired loans.

The foreclosed real estate and other foreclosed assets in the table above have been adjusted to fair value, less costs to sell. At the time of foreclosure, foreclosed assets are recorded at the lower of the carrying amount of the loan or fair value less costs to sell. Any write-downs based on the asset’s fair value at the date of acquisition are charged to the allowance for loan losses. After foreclosure, management periodically performs valuations of the foreclosed assets and if additional impairments are deemed necessary, the impairment is recorded in foreclosed real estate and other foreclosed assets expense on the Consolidated Statements of Operations. The loss column above represents impairments charged to the Consolidated Statements of Operations during the nine months ended September 30, 2008.

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

On September 7, 2006, the Emerging Issues Task Force (EITF) reached a final consensus on Issue 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements. Under the new guidance contained in the final consensus, an employer (policy holder) is required to determine whether they have promised the participant (1) a death benefit, or (2) to maintain the split-dollar arrangement and share some portion of the death benefits of the underlying life insurance policy with the participant or a post-retirement benefit. If the employer has promised to provide a death benefit, then a liability for the present value of the death benefit must be accrued over the employee’s required service period. If the employer has promised to maintain the split dollar arrangement and underlying life insurance policy, then the postretirement cost of insurance must be accrued over the employee’s required service period. The implementation of this guidance on January 1, 2008 resulted in other liabilities increasing by $1.4 million with a corresponding decrease in retained earnings on the Consolidated Statements of Condition. The expense for the three and nine months ended September 30, 2008 related to this guidance was $12 thousand and $46 thousand, respectively, and is included in salaries and employee benefits expense on the Consolidated Statements of Operations.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations and SFAS No. 160, Noncontrolling Interest in Consolidated Financial Statements. SFAS No. 141(R) and SFAS No. 160 (Statements) provide new guidance on accounting for business combinations and noncontrolling interests. The statements will require more assets acquired and liabilities assumed to be measured at fair value as of the acquisition date and acquisition related costs, such as legal and due diligence costs, to be expensed when incurred. Noncontrolling interests in subsidiaries are required to initially be valued at fair value and classified as a separate component of equity. The guidance is effective on January 1, 2009, with early adoption prohibited. The Company does not expect the implementation of these pronouncements will have an immediate impact on the Company’s financial condition or results of operations.

In March 2008, The FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of SFAS No. 133. SFAS No. 161 changes the disclosure requirements for SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, to require an explanation of how and why an entity uses derivative instruments, as well as how derivative instruments and related hedged items are accounted for. SFAS No. 161 is effective for fiscal years beginning on or after November 15, 2008 and is not expected to have a material impact on the Company.

In May 2008, the FASB issued SFAS No. 162, the Hierarchy of Generally Accepted Accounting Principles. The FASB believes the generally accepted accounting principles (GAAP) hierarchy should be directed to entities because it is the entity (not its auditor) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. Accordingly, the FASB concluded that the GAAP hierarchy should reside in the accounting literature established by the FASB and is issuing SFAS No. 162 to achieve that result. SFAS No. 162 is effective 60 days following the Securities and Exchange Commission approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The adoption of this guidance is not expected to have a material impact on the Company.

In May 2008, the FASB issued SFAS No. 163, Accounting for Financial Guarantee Insurance Contracts – an interpretation of SFAS No. 60. SFAS No. 163 clarifies SFAS No. 60, Accounting and Reporting by Insurance Enterprises, that requires expanded disclosures about financial guarantee insurance contracts. Additionally, it requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insurance financial obligation. SFAS No. 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years, except for some disclosures about the insurance enterprise’s risk-management activities. SFAS No. 163 requires that disclosures about the risk-management activities of the insurance enterprise be effective for the first period (including interim periods) beginning after the issuance of this guidance. Except for those disclosures, earlier application is not permitted. The adoption of this guidance is not expected to have a material impact on the Company.

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain matters discussed in this Quarterly Report on Form 10-Q including, but not limited to, matters described in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” include forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (PSLRA). Such forward-looking statements may include statements or forecasts about the Company’s financial condition and results of operations, expectations for future financial performance and assumptions for those forecasts and expectations. The Company makes forward-looking statements about potential problem loans, cash flows, strategic initiatives, capital initiatives and the adequacy of the allowance for loan losses. Actual results might differ significantly from the Company’s forecasts and expectations due to several factors. Some of these factors include, but are not limited to, impact of the current national and regional economy (including real estate values) on loan demand and borrower financial capacity in the Company’s market, changes in loan portfolio composition, the Company’s ability to raise regulatory capital and the dilutive effect of capital raising, the Company’s access to liquidity sources, the Company’s ability to increase market share, the Company’s ability to attract quality customers, the Company’s ability to realize cost savings from organizational changes, interest rate movements and the impact on net interest margins such movement may cause, changes in the demographic make-up of the Company’s market, the Company’s products and services, the Company’s ability to attract and retain qualified employees, regulatory changes and competition with other banks and financial institutions. Other factors are included in Part II, Section 1A of this Quarterly Report on Form 10-Q and in the Annual Report on Form 10-K for the year ended December 31, 2007, filed with the US Securities and Exchange Commission (SEC) available on the SEC’s website at www.sec.gov. Words such as “targets,” “expects,” “anticipates,” “believes,” other similar expressions or future or conditional verbs such as “will,” “may,” “should,” “would,” and “could” are intended to identify such forward-looking statements. Readers should not place undue reliance on the forward-looking statements, which reflect management’s view only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect subsequent events or circumstances. This statement is included for the express purpose of protecting the Company under PSLRA’s safe harbor provisions.

The following discussion contains a review of the results of operations and financial condition for the three and nine months ended September 30, 2008 and 2007. This information should be read in conjunction with the financial statements and related notes appearing in this report. The reader is assumed to have access to the Company’s Form 10-K for the year ended December 31, 2007, which contains additional information.

AmericanWest Bancorporation

AmericanWest Bancorporation, which was formed in 1983, is a Washington corporation registered as a bank holding company under the Bank Holding Company Act of 1956, and is headquartered in Spokane, Washington. The Company’s wholly-owned subsidiary is AmericanWest Bank (Bank), a Washington state chartered bank that operates in Eastern and Central Washington, Northern Idaho and in Utah doing business as Far West Bank. Unless otherwise indicated, reference to “the Company” shall include the Bank and its Far West Bank division. The Company’s unconsolidated information will be referred to as that of the Parent Company. The Bank provides a full range of banking services to small and medium-sized businesses, agricultural businesses, professionals and consumers through 64 financial centers located in Washington, Northern Idaho and Utah.

The Company also has four wholly-owned statutory trust subsidiaries which were formed for the sole purpose of issuing trust preferred securities. These include AmericanWest Statutory Trust I, Columbia Trust Statutory Trust I, AmericanWest Capital Trust II and AmericanWest Capital Trust III (collectively Trusts). Due to the adoption of Financial Interpretation Number 46R, Consolidation of Variable Interest Entities, the investments in these Trusts are not consolidated within the consolidated financial statements.

The Company’s stock trades on the NASDAQ Global Select market under the symbol AWBC. The discussion in this Quarterly Report of the Company and its financial statements reflects the Company’s acquisitions of Far West Bancorporation (FWBC) and its subsidiary on April 1, 2007 and Columbia Trust Bancorp and its subsidiaries on March 15, 2006. Both acquisitions were accounted for by the purchase method of accounting and the results of operations prior to the respective acquisitions do not reflect the activities of Far West Bancorporation or Columbia Trust Bancorp.

As a result of an interim examination, effective August 8, 2008, the Bank is subject to a Supervisory Directive of the Washington State Department of Financial Institutions, Division of Banks (Department). The directive requires the Bank to provide periodic liquidity and credit quality reports; update the Department of the status of liquidity planning and the previously announced capital raising initiatives; notify the Department of significant changes in management and financial condition; retain a permanent Chief Executive Officer, and seek prior written consent of the Department before paying dividends. As of the date of this quarterly report, management believes it is in compliance with the Supervisory Directive.

Strategic Initiatives

Executive Management Appointments

The Company’s board of directors has received regulatory approval for the appointment of Mr. Patrick J. Rusnak as permanent President and Chief Executive Officer. Mr. Rusnak joined AmericanWest Bancorporation in September 2006 as Executive Vice President and Chief Operating Officer, and has served as interim President and Chief Executive Officer since July 2008.

In addition, the board has hired Brad L. Smith as Executive Vice President and Chief Banking Officer for its Washington and Idaho markets and appointed Nicole Sherman to the position of Executive Vice President and Chief Banking Officer for its Utah markets.

Organizational Changes

The central focus of the Company’s revised business model, launched in October of 2008, is the consolidation of its retail banking, commercial banking and private banking delivery channels into a single channel focused on community banking. This structure strengthens risk management and streamlines the management structure.

The Company expects that this streamlined business model will result in annualized pre-tax non-interest expense savings of approximately $4.9 million upon completion of the implementation, which is expected by year-end 2008. A pre-tax charge to cover employee severance related expenses of approximately $670 thousand is expected to be recognized, a majority of which will be during the fourth quarter of 2008.

Performance Improvement Initiatives

During the third quarter of 2008, management completed a review of the Company’s 64 financial centers and identified six that did not currently meet, and were not likely to meet in the future, targeted performance levels or that were in such close proximity to other centers that the two could be combined and maintain service levels. As a result of this review, the Company has initiated the process to formally close the following financial centers: Edison, Latah, Oakesdale, Qualchan, St. Maries (in-store) and West Plains. All customer accounts currently domiciled in the affected financial centers will be automatically transferred to a nearby AmericanWest Bank financial center.

The closure of branches is subject to statutory notice periods and, accordingly, management expects the consolidations will be completed during the first quarter of 2009. The Company expects these consolidations will result in initial annualized pre-tax expense savings of approximately $650 thousand, with an additional $350 thousand of annual savings realized upon the disposition of related facilities. The Company expects to record a pre-tax charge to cover employee severance related expenses of approximately $80 thousand during the fourth quarter of 2008 related to these closures. In addition, the Company has consolidated office space in its headquarters building and entered into a sublease effective October 1, 2008 that will reduce annual occupancy expense by approximately $200 thousand.

Results of Operations

Overview

The Company reported a net loss of $96.9 million or $5.63 per share for the three months ended September 30, 2008 compared to net income of $5.3 million or $0.31 per diluted share the same period in 2007. The Company reported a net loss of $134.7 million or $7.82 per diluted share for the nine months ended September 30, 2008 as compared to net income of $12.1 million, or $0.78 per diluted share for the nine months ended September 30, 2007. The results for the nine months ended September 30, 2008 include goodwill impairment charges in the aggregate of $109.0 million or $6.33 per diluted share. Excluding the goodwill impairment charges, the net loss for the nine months ended September 30, 2008 would have been $25.7 million, or $1.49 per diluted share.

The negative return on average assets annualized, for the three months ended September 30, 2008, was 18.48% as compared to an annualized return on average assets for the three months ended September 30, 2007 of 1.03%. The negative return on average assets annualized, excluding the goodwill impairment charges, for the nine months ended September 30, 2008 was 1.63%, as compared to a positive return on average assets annualized of 0.89% for the same period of the prior year. The negative return on average equity for the three months ended September 30, 2008, annualized, was 159.24% as compared to an annualized return on average equity for the similar period of the prior year of 7.40%. The annualized negative return on average equity, excluding the goodwill impairment charges, for the nine months ended September 30, 2008 was 13.19%, as compared to a positive annualized return on average equity of 6.68% for the same period of the prior year.

The Company recognized a provision for loan losses of $27.7 million, or 6.23% of average loans on an annualized basis, for the three months ended September 30, 2008 as compared to $1.2 million, or 0.29% of average loans annualized, for the three months ended September 30, 2007. The Company recognized a provision for loan losses of $56.9 million for the nine months ended September 30, 2008 as compared to $2.7 million for the same period of the prior year. For the quarter ended September 30, 2008, net charge-offs were $22.8 million, or 5.15% of average gross loans annualized, as compared to $2.0 million, or 0.47%, for the third quarter of 2007. The net charge-offs as a percentage of average gross loans for the nine months ended September 30, 2008, annualized, were 3.42% as compared to 0.38% for the same period of the prior year.

The table below summarize the Company’s financial performance for the three and nine months ended September 30, 2008 and 2007:

	Three Months Ended September 30,			Nine Months Ended September 30,
($ in thousands except per share data)	2008	2007	% Change	2008	2007	% Change
Interest Income	$29,058	$37,351	-22.2%	$93,467	$97,967	-4.6%
Interest Expense	11,031	13,861	-20.4%	34,635	36,742	-5.7%

Net Interest Income	18,027	23,490	-23.3%	58,832	61,225	-3.9%
Loan Loss Provision	27,650	1,231	2146.1%	56,850	2,736	1977.9%

Net interest income after loan loss provision	(9,623)	22,259	-143.2%	1,982	58,489	-96.6%

Non-interest Income	5,268	4,450	18.4%	14,593	11,542	26.4%
Non-interest Expense	101,288	18,795	438.9%	166,312	51,771	221.2%

(Loss) Income before income tax (benefit) provision	(105,643)	7,914	-1434.9%	(149,737)	18,260	-920.0%
Income tax (benefit) provision	(8,748)	2,565	-441.1%	(15,073)	6,185	-343.7%

Net (Loss) Income	$(96,895)	$5,349	-1911.5%	$(134,664)	$12,075	-1215.2%

Basic (loss) earnings per common share	$(5.63)	$0.31	-1916.1%	$(7.82)	$0.79	-1089.9%
Diluted (loss) earnings per common share	$(5.63)	$0.31	-1916.1%	$(7.82)	$0.78	-1102.6%

The selected financial ratios presented below in the non-GAAP column exclude the goodwill impairment charges of $82.0 million and $109.0 million taken during the three and nine months ended September 30, 2008, respectively. These calculations do not conform to generally accepted accounting principles (GAAP) measures; however, management believes these ratios are preferable as they represent a more meaningful comparison to the three and nine months ended September 30, 2007.

	Three Months Ended September 30,			Nine Months Ended September 30,
Selected Financial Ratios, annualized:	2008	2008	2007	2008	2008	2007
	GAAP	Non-GAAP (1)		GAAP	Non-GAAP (1)
Return on average assets	-18.48%	-2.84%	1.03%	-8.54%	-1.63%	0.89%
Return on average equity	-159.24%	-24.48%	7.40%	-69.19%	-13.19%	6.68%
Return on tangible average equity	-302.72%	-46.54%	15.26%	-133.62%	-25.47%	12.42%
Efficiency ratio	431.10%	79.09%	63.46%	222.95%	74.50%	67.82%
Non-interest income to average assets	1.00%	1.00%	0.86%	0.93%	0.93%	0.85%
Non-interest expenses to average assets	19.32%	3.68%	3.63%	10.55%	3.63%	3.81%
Net interest margin (2)	3.89%	3.89%	5.22%	4.23%	4.23%	5.13%

(1)	Excludes goodwill impariment charge(s), when applicable.

(2)	Presented on a tax equivalent basis for tax exempt securities. Average loans include loans held for sale and non-accrual loans.

Net Interest Income

Three Months Ended September 30, 2008 and 2007

Net interest income for the third quarter of 2008 was $18.0 million, a decrease of $5.5 million from the third quarter of 2007. Interest income for the third quarter of 2008 was $29.1 million, a decrease of $8.3 million from the same period of the prior year. The decrease in interest income is related mainly to the decline in the yield on earning assets of 202 basis points as compared to the prior year, which is partially offset by the increase in the average earning assets of $59.4 million. Interest expense for the third quarter of 2008 was $11.0 million, a decrease of $2.8 million from the similar period of the prior year. The decrease in interest expense is related to the cost of interest bearing liabilities declining 103 basis points, partially offset by the increase in average interest bearing liabilities of $110.0 million as compared to the same period of the prior year.

The tax equivalent net interest margin for the third quarter of 2008 was 3.89%, a decrease of 133 basis points from the same period in 2007. The average yield on loans for the third quarter of 2008 was 6.34%, a decrease of 211 basis points from the same period in 2007. The decrease in the average yield on loans is related mainly to the decline in index rates for certain variable rate loans tied to Prime as compared to the third quarter of 2008 as the average prime rate declined 318 basis points. In addition, the impact of non-accrual loans on the net interest margin for the three months ended September 30, 2008 was 41 basis points.

The Company’s net interest margin for the third quarter of 2008 was positively impacted by the cost of interest bearing deposits, which decreased 94 basis points over the same period in 2007. This decrease was driven principally by lower rates paid on deposit products in response to market rate declines. This was partially offset by a shift in the Company’s deposit mix. Compared to the similar quarter of the prior year, average non-interest bearing deposits decreased as a percentage of total deposits from 23% to 20%. In addition, average time deposits were 41% of the average deposits for the third quarter as compared to 34% for the same period of the prior year.

The following table sets forth the Company’s net interest margin for the three months ended September 30, 2008 and 2007:

	Three months ended September 30,
	2008			2007
($ in thousands)	Average Balance	Interest	%	Average Balance	Interest	%
Assets
Loans (1)	$1,765,229	$28,149	6.34%	$1,707,745	$36,378	8.45%
Taxable securities	48,739	608	4.96%	46,506	609	5.20%
Non-taxable securities (2)	19,728	298	6.01%	21,196	311	5.82%
FHLB Stock	9,671	35	1.44%	7,801	12	0.61%
Overnight deposits with other banks and other	9,896	69	2.77%	10,635	147	5.48%

Total interest earning assets	1,853,263	29,159	6.26%	1,793,883	37,457	8.28%

Non-interest earning assets	232,148			260,876

Total assets	$2,085,411			$2,054,759

Liabilities
Interest bearing demand deposits	$134,861	$175	0.52%	$143,054	$313	0.87%
Savings and MMDA deposits	478,295	2,331	1.94%	531,447	4,166	3.11%
Time deposits	646,773	6,056	3.73%	529,283	6,575	4.93%

Total interest bearing deposits	1,259,929	8,562	2.70%	1,203,784	11,054	3.64%

Overnight borrowings	76,570	508	2.64%	23,455	328	5.55%
Junior subordinated debt	41,239	670	6.46%	41,239	774	7.45%
Other borrowings	124,706	1,291	4.12%	124,004	1,705	5.45%

Total interest bearing liabilities	1,502,444	11,031	2.92%	1,392,482	13,861	3.95%

Non-interest bearing demand deposits	317,098			353,587
Other non-interest bearing liabilities	23,803			21,919

Total liabilities	1,843,345			1,767,988
Stockholders’ Equity	242,066			286,771

Total liabilities and stockholders’ equity	$2,085,411			$2,054,759

Net interest income and spread		$18,128	3.34%		$23,596	4.33%

Net interest margin to average earning assets			3.89%			5.22%

(1)	Includes loans held for sale and non-accrual loans in average loans. Interest income includes loan fee income.

(2)	Tax-exempt securities income has been presented using a tax equivalent basis and an assumed tax rate of 34%.

The following table sets forth a summary of changes in the components of net interest income during the third quarter of 2008 as compared to the third quarter of 2007 due to the changes in average interest earning assets and interest bearing liabilities and the resultant changes in interest income and interest expense:

	Three months ended September 30, 2008 compared to 2007
($ in thousands)	Increase (decrease) in net interest income due to changes in:
	Volume	Rate	Total
Interest earning assets
Loans (1)	$1,221	$(9,450)	$(8,229)
Securities (2)	10	(24)	(14)
Overnight deposits with other banks, and other and FHLB stock	10	(65)	(55)

Total interest earning assets	$1,241	$(9,539)	$(8,298)

Interest bearing liabilities
Interest bearing demand deposits	$(18)	$(120)	$(138)
Savings and MMDA deposits	(416)	(1,419)	(1,835)
Time deposits	1,456	(1,975)	(519)

Total interest bearing deposits	1,022	(3,514)	(2,492)
Overnight borrowings	741	(561)	180
Junior subordinated debt	—	(104)	(104)
Other borrowings	10	(424)	(414)

Total interest bearing liabilities	1,773	(4,603)	(2,830)

Total increase (decrease) in net interest income	$(532)	$(4,936)	$(5,468)

(1)	Includes loans held for sale and non-accrual loans in average loans. Interest income includes loan fee income.

(2)	Tax-exempt securities income has been presented using a tax equivalent basis and an assumed tax rate of 34%.

Nine Months Ended September 30, 2008 and 2007

Net interest income for the nine months ended September 30, 2008 was $58.8 million, a decrease of $2.4 million from the nine months ended September 30, 2007. Interest income for the nine months ended September 30, 2008 was $93.5 million, a decrease of $4.5 million from the same period of the prior year. The average yield on loans for the nine months ended September 30, 2008 was 6.81% as compared to 8.35% in the prior year. This decrease is due mainly to the average prime rate for the nine months ended September 30, 2008 of 5.44% as compared to 8.23% for the similar period of the prior year. In addition, during the nine months ended September 30, 2008, there was $3.5 million of interest income not recognized related to non-accrual loans.

Interest expense for the nine months ended September 30, 2008 was $34.6 million, a decrease of $2.1 million from the similar period of the prior year. The average cost of interest bearing liabilities for the nine months ended September 30, 2008 was 3.08% as compared to 3.93% for the same period of the prior year. The average cost of interest bearing deposits has not declined as rapidly as the yield on earning assets as a result of increased competition for deposits.

The tax equivalent net interest margin for the nine months ended September 30, 2008 was 4.23%, a decrease of 90 basis points from the same period in 2007. The decrease from the prior year is due to a decline in the yield on earning assets of 149 basis points, partially offset by an 85 basis point reduction in the cost of interest bearing liabilities. These reductions are principally due to lower short-term market interest rates. In addition, the increase in non-accrual loans had a negative impact on the net interest margin of 25 basis points for the nine months ended September 30, 2008.

The following table sets forth the Company’s net interest margin for the nine months ended September 30, 2008 and 2007:

	Nine Months Ended September 30,
	2008			2007
($ in thousands)	Average Balance	Interest	%	Average Balance	Interest	%
Assets
Loans (1)	$1,778,661	$90,717	6.81%	$1,528,993	$95,532	8.35%
Taxable securities	51,045	1,910	5.00%	41,609	1,603	5.15%
Non-taxable securities (2)	19,389	884	6.09%	17,144	782	6.10%
FHLB Stock	9,525	97	1.36%	7,220	30	0.56%
Overnight deposits with other banks and other	6,730	159	3.16%	6,760	285	5.64%

Total interest earning assets	1,865,350	93,767	6.71%	1,601,726	98,232	8.20%

Non-interest earning assets	241,075			215,714

Total assets	$2,106,425			$1,817,440

Liabilities
Interest bearing demand deposits	$136,977	$547	0.53%	$126,273	$759	0.80%
Savings and MMDA deposits	518,336	7,793	2.01%	480,336	11,233	3.13%
Time deposits	590,836	17,904	4.05%	487,059	17,816	4.89%

Total interest bearing deposits	1,246,149	26,244	2.81%	1,093,668	29,808	3.64%

Overnight borrowings	64,109	1,521	3.17%	34,743	1,458	5.61%
Junior subordinated debt	41,239	2,061	6.68%	35,197	2,002	7.60%
Other borrowings	148,704	4,809	4.32%	85,325	3,474	5.44%

Total interest bearing liabilities	1,500,201	34,635	3.08%	1,248,933	36,742	3.93%

Non-interest bearing demand deposits	322,603			308,341
Other non-interest bearing liabilities	23,648			18,522

Total liabilities	1,846,452			1,575,796
Stockholders’ Equity	259,973			241,644

Total liabilities and stockholders’ equity	$2,106,425			$1,817,440

Net interest income and spread		$59,132	3.63%		$61,490	4.27%

Net interest margin to average earning assets			4.23%			5.13%

(1)	Includes loans held for sale and non-accrual loans in average loans. Interest income includes loan fee income.

(2)	Tax-exempt securities income has been presented using a tax equivalent basis and an assumed tax rate of 34%.

The following table sets forth a summary of changes in the components of net interest income during the nine months ended September 30, 2008 as compared to the same period of 2007 due to the changes in average interest earning assets and interest bearing liabilities and the resultant changes in interest income and interest expense:

	Nine months ended September 30, 2008 compared to 2007
($ in thousands)	Increase (decrease) in net interest income due to changes in:
	Volume	Rate	Total
Interest earning assets
Loans (1)	$15,557	$(20,372)	$(4,815)
Securities (2)	475	(66)	409
Overnight deposits with other banks, and other and FHLB stock	51	(110)	(59)

Total interest earning assets	$16,083	$(20,548)	$(4,465)

Interest bearing liabilities
Interest bearing demand deposits	$64	$(276)	$(212)
Savings and MMDA deposits	886	(4,326)	(3,440)
Time deposits	3,786	(3,698)	88

Total interest bearing deposits	4,736	(8,300)	(3,564)
Overnight borrowings	1,229	(1,166)	63
Junior subordinated debt	343	(284)	59
Other borrowings	2,573	(1,238)	1,335

Total interest bearing liabilities	8,881	(10,988)	(2,107)

Total increase (decrease) in net interest income	$7,202	$(9,560)	$(2,358)

(1)	Includes loans held for sale and non-accrual loans in average loans. Interest income includes loan fee income.

(2)	Tax-exempt securities income has been presented using a tax equivalent basis and an assumed tax rate of 34%.

Loan Loss Provision

During the three months ended September 30, 2008, the Company recognized a provision for loan losses of $27.7 million or 6.23% of average gross loans on an annualized basis. For the three months ended September 30, 2007, the Company recognized a provision for loan losses of $1.2 million or 0.29% of average gross loans on an annualized basis. For the three months ended September 30, 2008 and 2007, the annualized net charge-offs were 5.15% and 0.47% of average gross loans, respectively. For the nine months ended September 30, 2008 and 2007, the annualized net charge-offs were 3.42% and 0.38% of average gross loans, respectively.

The provision is determined based on a model which considers, among other things, specific loan risk characteristics in the portfolio and internal loan risk rating classifications. Management regularly evaluates the level of the allowance for credit losses for adequacy by considering changes in the nature of the loan portfolio, portfolio composition, overall portfolio quality, industry concentrations, delinquency trends, current economic factors and the estimated impact of current economic conditions that may affect a borrower’s ability to pay. Management continually monitors the economic conditions of the markets in which it currently operates, which include mainly Eastern and Central Washington, Northern Idaho and Utah. Management also considers general economic conditions in the analysis. In its evaluation of impaired loans, management considers the collateral values if the loan is collateral dependent and the discounted cash flows if the loan is not collateral dependent. Substantially all of the Company’s impaired loans are collateral dependent and declines in certain collateral values, such as residential lots and homes, during the nine months ended September 30, 2008 resulted in approximately $27.6 million of additional provisions for loan losses. The provision for credit losses is a significant estimate and the use of different assumptions could produce different results.

Non-interest Income

Three Months Ended September 30, 2008 and 2007

Non-interest income for the three months ended September 30, 2008 was $5.3 million as compared to $4.5 million for the same period of 2007, an increase of $818 thousand or 18%. This increase consists of the following components:

•	Fees and service charges on deposits increased $311 thousand or 12%, largely due to debit card fee income which increased $165 thousand and overdraft fee income which increased $138 thousand.

•	Fees on mortgage loan sales increased $123 thousand or 13% due to higher production from the addition of new mortgage lenders.

•

Other non-interest income increased $384 thousand or 42% due mainly to increases in net gains on sales of foreclosed real estate and other foreclosed assets (ORE) of $236 thousand and an increase in net gains on the sales of fixed asset of $198 thousand. The increase in gains on the sale of ORE are related to 10 properties which sold during the third quarter of 2008 as compared to two properties with minimal gains sold during the third quarter of the prior year. The increase in the gains on sales of fixed assets relates mainly to a gain related to the sale of land held for future expansion of $209 thousand during the third quarter of 2008.

Nine Months Ended September 30, 2008 and 2007

Non-interest income for the nine months ended September 30, 2008 was $14.6 million as compared to $11.5 million for the same period of 2007, an increase of $3.1 million or 26%. These increases include the impact of the FWBC merger on April 1, 2007 and consists of the following components:

•	Fees and service charges increased $1.8 million, or 28%, over the prior year, principally due to higher deposit service charges and debit card fee income.

•	Fees on mortgage loan sales increased $897 thousand, or 39% due to increased staffing and production.

•	Other non-interest income increased $331 thousand or 12%. The change is principally due to the following items:

•

Net gains on sales of fixed assets increased $117 thousand over the prior year. These gains related to both gains reported related to a facility sale-leaseback transaction which occurred during the second quarter of 2008 and a gain related to the sale of land held for future expansion discussed above. These gains were partially offset by a loss on another sale-leaseback transaction which occurred during the second quarter of 2008.

•	Bank owned life insurance income increased $94 thousand due mainly to FWBC acquired policies.

•	Fees related to the acquired bankcard portfolio from FWBC increased $91 thousand over the prior year.

•	Fees associated with merchant fee income have increased $89 thousand from the prior year due to increased customers and the FWBC merger.

•	Income from the sales of government guaranteed loans increased $58 thousand as compared to the prior year.

•

Fee income associated with commissions received from the Bank’s official check processor has decreased $176 thousand as compared to the prior year due to a modification in the commission structure made by the vendor in accordance with the contract.

•	Loan servicing fees declined $124 thousand due to the sale of a servicing portfolio acquired through FWBC during the second quarter of 2007.

Non-interest Expense

Three Months Ended September 30, 2008 and 2007

Non-interest expense for the three months ended September 30, 2008, excluding the goodwill impairment charge of $82.0 million, totaled $19.3 million, as compared to $18.8 million for the same quarter of the prior year. The change consists of the following components:

•

Equipment and occupancy increased $668 thousand or 21% related to costs associated with new facilities and improvements made to existing facilities and the technology infrastructure within those facilities.

•	Other non-interest expense increased $1.2 million or 37%. The increase is due to the following items:

•	Professional fees increased $454 thousand associated with fees related to capital raising initiatives and strategic analysis.

•	Legal costs increased $379 thousand mostly associated with the workout of non-performing loans.

•	Regulatory fees increased $268 thousand due to a one time credit for Federal Deposit Insurance Corporation (FDIC) deposit insurance premiums that was fully utilized in the first quarter of 2008.

•	Expenses associated with loans increased $248 thousand related mainly to appraisals and filing fees.

•	These expenses were slightly offset by a reduction in the reserve for unfunded commitments of $204 thousand, due to a decrease in outstanding commitments.

•	These increases in expenses were partially offset by declines in the following items:

•

Salaries and employee benefits decreased $1.1 million or 10% which is mainly a result of a decline in incentive expenses of $1.6 million based on lower production. This is partially offset by a decline in deferred loan costs of $326 thousand, as a result of decreased new loan originations.

•	Amortization of intangible assets decreased $199 thousand or 19% due to the scheduled accelerated core deposit intangible asset amortization related to the FWBC merger.

Nine Months Ended September 30, 2008 and 2007

Non-interest expense for the nine months ended September 30, 2008 was $166.3 million, an increase of $114.5 million as compared with the similar period of 2007. Excluding the goodwill impairment charge of $109.0 million, the non-interest expenses were $57.3 million, an increase of $5.5 million, or 11% over the same period of 2007. The remaining change in the non-interest expense categories principally consist of the following components:

•	Despite the salaries and employee benefits expense remaining consistent as compared to the prior year, the following summarizes the significant items which are included:

•	The FWBC merger did not impact the salaries and employee benefits expenses until the second quarter of 2007.

•

There was $417 thousand recorded for the retirement and departure of executives and another $150 thousand recorded related to the retention of an executive during the nine months ended September 30, 2008.

•	Incentive expenses have decreased $2.9 million as compared to the prior year due to lower production and lower anticipated incentives to be paid.

•	Medical insurance costs have increased $522 thousand as compared to the prior year due in part to costs associated with the FWBC employees.

•	Included in the nine months ended September 30, 2007 was $364 thousand related to the Company’s staffing expense reduction initiative.

•	The equipment and occupancy expenses increased $2.6 million due to facilities placed into service and the acquired facilities through the FWBC merger.

•

Other non-interest expenses increased $2.6 million related mainly to professional fees associated with capital raising initiatives, costs associated with problem loan workouts and collateral liquidations, legal costs, and FDIC deposit assessment increases due to the one-time credit being fully utilized during the first quarter of 2008.

Goodwill Impairment

Market conditions and stock prices are key factors in determining the value of goodwill on any financial institution’s balance sheet. During the third quarter, the Company engaged an independent valuation firm to undertake a comprehensive analysis given market conditions. The independent firm concluded that market conditions, among other considerations, have created an impairment of goodwill that is reflected by a non-cash charge of $82.0 million during the three months ended September 30, 2008. This amount is in addition to the $27.0 million charge reflected in the first quarter results. These non-cash goodwill impairment charges had no impact on the Company’s regulatory capital.

Income Tax (Benefit) Provision

The effective tax benefit rate, excluding the goodwill impairment charges (which are not deductible under IRS rules), for the nine months ended September 30, 2008 was 37.0% as compared to 33.9% in the prior year. The tax benefit rate for the three months ended September 30, 2008, excluding the goodwill impairment charge, was 37.0%, as compared to an effective tax rate of 32.4% for the similar quarter of the prior year. The tax benefit rate is an approximation of management’s estimate of the tax rate for the full year.

Non-performing Assets

Non-performing assets include loans that are 90 or more days past due or on non-accrual status and real estate and other loan collateral acquired through foreclosure and repossession. For non-accrual loans, interest previously accrued but not collected is reversed and charged against income at the time a loan is placed on non-accrual status. Any payments received for a loan placed on non-accrual status are applied to principal. Interest income is not recognized until the loan is returned to accrual status, when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

The following table summarizes the non-performing assets at September 30, 2008, December 31, 2007 and September 30, 2007.

($ in thousands)	September 30, 2008	December 31, 2007	September 30, 2007
Accruing loans over 90 days past due (1)	$0	$0	$0
Non-accrual loans (1)	81,383	39,098	19,846

Total non-performing loans	81,383	39,098	19,846
Foreclosed real estate and other foreclosed assets	7,362	1,230	298

Total non-performing assets	$88,745	$40,328	$20,144

Non-performing loans to total gross loans (1)	4.72%	2.21%	1.15%
Non-performing assets to total assets (1)	4.46%	1.90%	0.97%
Allowance for loan loss to total gross loans	2.12%	1.43%	1.22%
Allowance for credit losses to total gross loans	2.18%	1.51%	1.30%
Allowance for credit losses to non-performing loans (1)	46.13%	68.12%	113.00%

(1)	Amounts and ratios are shown net of government guarantees on non-performing loans of $1.2 million, $992 thousand, and $1.1 million, respectively.

Total non-performing assets were $88.7 million or 4.46% of total assets at September 30, 2008 as compared to $40.3 million or 1.90% of total assets at December 31, 2007. Total non-performing loans as of September 30, 2008 were $81.4 million or 4.72% of total gross loans and consisted of the following categories.

($ in thousands)	September 30, 2008	% of Non-performing
Construction, land development and other land	$68,209	83.8%
Commercial real estate	6,733	8.3%
Commercial and industrial	3,957	4.9%
Residential real estate	1,536	1.9%
Agricultural	940	1.2%
Installment and other	8	0.0%

Total non-performing loans	81,383	100.0%

The following is a summary of the activity of the non-performing loans during the nine months ended September 30, 2008.

($ in thousands)
December 31, 2007	$39,098
Additions	126,513
Charge-offs	(46,325)
Paydowns and sales	(22,806)
Reclassified to foreclosed real estate and other foreclosed assets	(14,004)
Return to performing status	(1,093)

September 30, 2008	$81,383

At September 30, 2008 and December 31, 2007, the Company had approximately $65.7 million or 3.81% of total loans, and $26.5 million or 1.5% of total loans, respectively, that were not classified as non-performing that management considered potential problem loans. A loan is considered a potential problem loan if it has a well-defined weakness, based on known information about the borrower’s financial condition that causes management to have concerns about the borrower’s ability to comply with the repayment terms of the loan if the weakness is not corrected. Potential problem loans are classified as “substandard,” or risk grade 7 on the Company’s internal 9 grade risk rating scale, but are not included in non-performing loans. A substandard loan is placed on non-accrual status and included in non-performing loans when management determines, based on current information and events, that it is probable the borrower will be unable to repay both principal and interest in accordance with the original terms of the loan agreement. These classifications are subject to management’s judgment and management believes the classifications are appropriate at September 30, 2008. The increase in potential problem loans from December 31, 2007 is primarily the result of credit downgrades in the residential construction loan portfolio, a $15.7 million land development loan and a $9.0 million owner-occupied commercial real estate loan.

Investment Portfolio

The Company’s investment portfolio remained consistent from $67.0 million at December 31, 2007 to $66.9 million at September 30, 2008. The Company has purchased $22.5 million of securities during 2008, which is offset by sales, maturities and pay-downs. All securities are classified as available-for–sale and recorded at fair value. Management believes that this classification provides greater flexibility to respond to unexpected interest rate changes and liquidity needs. The Company did not hold any preferred securities issued by Fannie Mae or Freddie Mac as of September 30, 2008 or December 31, 2007.

Loan Portfolio

Total loans decreased $43.5 million during the nine months ended September 30, 2008. The decrease includes a $92.1 million decrease in construction, land development and other land loans and a $54.4 million decrease in commercial and industrial loans. These decreases are partially offset by an increase of $48.9 million in commercial real estate loans and $39.8 million in residential real estate. At September 30, 2008, the Bank’s largest 20 credit relationships consisted of loans and loan commitments ranging from $8.2 million to $25.4 million, with an aggregate total credit exposure of $252.7 million and outstanding balances of $208.3 million. Of this total $128.8 million is related to commercial construction or land acquisition and development related loans and $23.9 million was classified as non-performing.

The Bank’s portfolio consists of loans extended to real estate developers and building contractors, small and medium-sized businesses, agricultural businesses, professionals and consumers in the Bank’s principal market area, and such loans are principally secured by residential and commercial real estate, crops, business inventory and receivables. Management has assessed, and will continue to assess on an on-going basis, the effect of the economy within the Bank’s principal market areas on the credit risk in the loan portfolio, and the effect of overall economic conditions on the entire balance sheet. Management is aware of recent downturns in the residential real estate economy which has adversely affected the credit quality of the loan portfolio. Additionally, management recognizes certain geographical concentrations in the market areas serviced and continues to closely monitor the Bank’s credit quality and focus on identifying potential problem credits and any loss exposure in a timely manner. Industry concentration and related limits will continue to be subject to ongoing assessments.

The major classifications of loans at September 30, 2008 and December 31, 2007 can be found in Note 3 to the Consolidated Financial Statements. The following table summarizes additional information related to the construction, land development and other land category at September 30, 2008 and December 31, 2007.

($ in thousands)	September 30, 2008	% of Total Loans	December 31, 2007	% of Total Loans
Residential land development	$185,260	10.7%	$201,631	11.4%
Investor commercial construction	89,501	5.2%	98,393	5.6%
Builder spec	47,976	2.8%	50,395	2.9%
Owner occupied commercial construction	40,748	2.4%	45,333	2.6%
Residential consumer	28,902	1.7%	41,231	2.3%
Raw land	7,543	0.4%	23,066	1.3%
Builder custom	1,999	0.1%	20,383	1.2%
Other	29,888	1.7%	43,481	2.5%

Total construction, land development and other land	$431,817	25.0%	$523,913	29.6%

The following table summarizes the outstanding unfunded commitments as of September 30, 2008:

($ in thousands)	September 30, 2008
Commercial and industrial	$121,448
Commercial real estate	113,034
Residential real estate	68,570
Agricultural	50,700
Construction, land development and other land	20,318
Installment and other	19,860

Total	$393,930

The following table summarizes the repricing in the loan portfolio as of September 30, 2008. The adjustable and variable rate loans are tied to Prime or another market index. Adjustable rate loans do not reprice immediately with market changes while variable rate loans adjust within three months or immediately with market index rate changes.

September 30,
2008
Adjustable Rates	32%
Variable Rates	44%
Fixed Rates	24%

Allowance for Loan Losses and Reserve for Unfunded Commitments

At September 30, 2008, the Bank’s allowance for loan losses was $36.6 million or 2.12% of total loans. This compares to $25.3 million or 1.43% at December 31, 2007. At September 30, 2008 the Bank’s reserve for unfunded commitments was $968 thousand as compared to $1.4 million at December 31, 2007. The allowance for loan losses is increased by charges to income through the provision for loan losses, and decreased by charge-offs, net of recoveries. The reserve for unfunded commitments is increased or decreased through charges through income included in other non-interest expense. Loans are charged to the allowance when management believes the collection of principal is unlikely.

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

Management believes that the allowance for loan losses and reserve for unfunded commitments are adequate at September 30, 2008. Management uses currently available information to recognize losses on loans and foreclosed real estate and other foreclosed assets; however, depending on economic conditions in the markets the Company serves, and other conditions, there can be no assurance that significant additional loan loss provisions may not be necessary to supplement the allowance. In addition, the Bank’s regulators, as an integral part of their examination process, review the Bank’s loans and allowance for loan losses.

The following table summarizes the loan charge-offs by loan type for the three and nine months ended September 30, 2008.

($ in thousands)	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2008
Construction, land development and other land	$22,396	$43,313
Commercial and industrial	89	989
Commercial real estate	259	650
Agricultural	—	608
Residential real estate	138	338
Installment and other	154	427

Total	$23,036	$46,325

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

Total deposits grew $56.4 million during the nine months ended September 30, 2008, ending the period at $1.6 billion. Brokered certificate of deposits increased $85.6 million during the nine months ended September 30, 2008. Of the total brokered certificates of deposit of $155.1 million at September 30, 2008, $102.6 million or 66% mature before December 31, 2008. Due to the Bank’s classification as “adequately capitalized” as of September 30, 2008, it is restricted from issuing brokered certificates of deposit. Since June 30, 2008, the maturities of brokered certificates of deposits have principally been replaced with retail certificates of deposit and management expects this to continue. Non-interest bearing deposits were 21% of total deposits as of September 30, 2008 as compared to 22% at December 31, 2007.

Federal Home Loan Bank of Seattle (FHLB) advances and other borrowings decreased approximately $51.8 million during the nine months ended September 30, 2008. The decrease in FHLB advances and other borrowings is mainly a result of increased deposits.

Liquidity and Capital Resources

Management believes that the Company’s cash flow will be sufficient to support its existing operations for the foreseeable future. Cash flows from operations generally contribute to liquidity, as do proceeds from issuances of junior subordinated debt and increasing customer deposits. For the nine months ended September 30, 2008 and 2007, the net cash flows provided by operations were $32.1 million and $23.9 million, respectively. Additionally, the Company generated $4.0 million and $134.5 million in net cash from financing activities for the nine months ended September 30, 2008 and 2007, respectively.

The Bank’s primary source of funds is deposits. In addition, the Bank has the ability to borrow from the FHLB and the Federal Reserve Bank of San Francisco (Fed) Discount Window. At September 30, 2008, the Bank had $186.7 million of available credit from these sources as compared to $102.7 million at December 31, 2007. As of September 30, 2008, the Bank did not have any Fed Funds lines agreements with correspondent banks as compared to $85.0 million at December 31, 2007.

The Parent Company received cash dividends from the Bank during the nine months ended September 30, 2008 of $2.2 million, to provide funding of the junior subordinated debt interest expense, the cash dividend declared during the first quarter of $0.04 per share, and other Parent Company expenses. This included a $350 thousand dividend received during the three months ended September 30, 2008 which required prior approval from the FDIC and the Washington Department of Financial Institutions under the terms of the Supervisory Directive. The Parent Company received a dividend of $10.0 million from the Bank during the nine months ended September 30, 2007, to provide a portion of the funding for the acquisition of FWBC, which was completed on April 1, 2007. Additionally, in March 2007, the Parent Company issued junior subordinated debt, net of purchased securities of the related Trust, of $619 thousand (refer to Note 6 under Item 1 of this Report). The Parent Company declared $0.11 per share of dividends on its common stock during the nine months ended September 30, 2007. There were no repurchases of common stock during the nine months ended September 30, 2008 or 2007, other than 1,532 shares tendered on payment for the exercise of stock options during the nine months ended September 30, 2007.

In accordance with the provisions of the related indentures, the Company has notified the trustees of the Trusts with respect to its four trust preferred securities issuances that the payment of dividends will be deferred until further notice. This action will result in approximately $700 thousand of additional liquidity and capital being retained at the subsidiary bank level each quarter. The Company has the right to defer distributions for up to 20 consecutive quarters, although it will continue to accrue the cost of the preferred dividends at the normal interest rate on a compounded basis until such time as the deferred arrearage has been paid current.

The Parent Company’s ability to service its debt is generally dependent upon the availability of dividends from the Bank. The payment of dividends by the Bank is subject to limitations imposed by law and governmental regulations. In determining whether the Bank or the Parent Company will declare a dividend, the respective boards of directors consider factors including financial condition, anticipated growth, acquisition opportunities and applicable laws, regulations and regulatory capital requirements. During the first quarter 2008, the Board of Directors determined that the quarterly cash dividend to shareholders’ would be suspended indefinitely. This decision was based primarily on the Company’s recent significant decline in operating results and a reduction in regulatory capital levels.

Another potential source of cash during the nine months ended September 30, 2008 was a line of credit that the Parent Company had with an unaffiliated financial institution. The line was available for $20.0 million and was decreased to $5.0 million in March 2008 due to the financial performance of the Bank and increased levels of non-performing assets. The line was not used during the nine months ended September 30, 2008. This facility matured during the three months ended September 30, 2008, and has not been replaced.

The Company’s total stockholders’ equity decreased to $146.8 million at September 30, 2008 as compared to $284.0 million at December 31, 2007. This decrease is mainly related to the net loss recorded for the first nine months of 2008 of $134.7 million. The Company’s total stockholders’ equity to total assets ratio decreased to 7.37% as of September 30, 2008 from 13.4% as of December 31, 2007. As of September 30, 2008, the Company’s tangible stockholders’ equity to ending tangible assets ratio decreased to 5.80% as compared to 7.05% from December 31, 2007. At September 30, 2008 and December 31, 2007, the Company held cash and cash equivalent assets of $66.9 million and $47.1 million, respectively.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier I capital to risk-weighted assets and of Tier I capital to average assets, as those terms are defined in the regulations. Management believes, as of September 30, 2008, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

As of September 30, 2008, the Bank is below the “well capitalized” category for the minimum total risk based category under the FDIC’s regulatory framework for prompt corrective action. The shortfall to be well-capitalized at September 30, 2008 was $13.8 million. The remaining categories of Tier 1 risk-based and Tier 1 leverage ratios remain above the “well capitalized” levels as of September 30, 2008.

The Company’s and the Bank’s actual capital amounts and ratios as of September 30, 2008 are presented in the table below:

Capital Ratio	Regulatory Standard for “Well Capitalized” Rating	Regulatory Standard for “Adequately Capitalized” Rating	Company	Bank
Tier 1 Capital to Average Total Assets	5.00%	4.00%	7.50%	7.47%
Tier 1 Capital to Risk Weighted Assets	6.00%	4.00%	8.05%	8.02%
Total Capital to Risk Weighted Assets	10.00%	8.00%	9.30%	9.28%

On October 14, 2008, the United States Department of the Treasury (Treasury) announced that it will utilize a portion of the Emergency Economic Stabilization Act of 2008 funding to directly purchase up to $250 billion of preferred stock in banks. Management and the board of directors have evaluated the proposed terms of this capital purchase program and determined that it would be in the Company’s best interests to apply for the maximum amount available under program, or approximately $57 million. The Treasury will determine the eligibility of the Company and allocation of available capital, if any, in consultation with the Federal Reserve Bank of San Francisco and the FDIC, which serves as the primary federal regulator of the Bank.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

In management’s opinion, there have been no material changes in reported market risks faced by the Company since the end of the most recent fiscal year. Based upon modeling using parallel interest rate changes of an increase in rates of 100 basis points and 200 basis points and a decrease of 100 basis points over the next twelve months, the Company’s net interest income is expected to increase slightly under rising interest rates and to decline slightly under falling interest rates. These scenarios also include the assumptions that balances and current pricing spreads remain constant. The modeling as of December 31, 2007 considered parallel interest rate changes of an increase and decrease in rates of 100 basis points and 200 basis points.

The economic value of the Company’s equity changes slightly under rising or falling rates. Both the declining and increasing interest rate risk measures remain within the Company’s policy limits as of September 30, 2008. Management also runs non-parallel interest rate scenarios and a most likely rate scenario to consider the impact of various interest rate changes in the yield curve and the respective impact on net interest income to determine if any actions should be taken.

The changes to net interest income over the next twelve months given the assumptions in the model are presented in the table below as of September 30, 2008 and December 31, 2007 based on the rate increases and decreases evaluated at the time of the analysis.

	Percentage Change in Net Interest Income over 12 Months
Rate Scenario	September 30, 2008	December 31, 2007
Rates increase 200 basis points	2.52%	4.02%
Rates increase 100 basis points	1.11%	2.08%
Rates decrease 100 basis points	-1.23%	-2.03%
Rates decrease 200 basis points	N/A	-4.18%

Item 4.	Controls and Procedures

During the nine months ended September 30, 2008, there were no changes in the Company’s internal control over financial reporting that materially affected or are reasonably likely to materially affect internal control over financial reporting.

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

Except as set forth below, as of September 30, 2008, there have been no material changes to the risk factors from those presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

The Company has a significant concentration in real estate loans and a downturn in the economy of the markets served or the real estate market could significantly hurt the business and prospects for growth. As of September 30, 2008 the loan portfolio consisted of:

•	36.5% commercial real estate loans;

•	25.0% construction, land development and other land loans;

•	15.5% commercial and industrial loans;

•	11.2% residential real estate loans;

•	9.8% agricultural loans; and

•	2.0% installment and other loans.

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

As a result of the Bank’s regulatory capital falling below the requirements for “well-capitalized” status as of September 30, 2008, the Bank is unable to issue brokered certificates of deposit without a prior waiver from the FDIC. The Bank has, after discussion with the FDIC, decided not to seek such a waiver. Since a substantial portion of the $155.1 million of brokered certificates of deposits, which represent approximately 10% of total deposits mature prior to December 31, 2008, the Bank’s inability to replace maturing brokered certificates of deposit with core deposits or cash flows from the repayment of loans may require the Bank to liquidate assets in order to generate necessary cash.

A substantial amount of the Company’s real property collateral is located in Central and Eastern Washington and Utah and a downturn in the real estate markets could harm the Company’s business. A significant downturn in the real estate markets, especially in those markets served by the Company, could harm business because 77% of the Company’s loans are secured by real estate. The Company has significant concentrations of credit in commercial real estate and construction, land development and other land loans. Real estate values could be affected by, among other things, an economic slowdown, an increase in interest rates, drought and other natural disasters, specific to Washington or Utah. The ability to recover on defaulted loans by selling real estate collateral becomes diminished under such circumstances, and the Company is more likely to suffer losses on defaulted loans.

The greater Salt Lake City area and Utah economies each have grown rapidly during the past several years, and the failure of these economies to sustain such growth in the future could affect the Company’s ability to grow. Salt Lake City, surrounding communities and other Utah communities served by the Bank have experienced significant economic growth in recent years, which has created a demand for the Bank’s loan and deposit products. Failure to sustain this growth or deterioration in local economic conditions could result in, among other things, an increase in loan delinquencies, a decrease in property values, a change in housing turnover rate or a reduction in the level of bank deposits. Particularly, a weakening of the real estate or employment market in Utah, which with the FWBC merger has become one of the Company’s largest markets, could result in an increase in the number of borrowers who default on their loans and a reduction in the value of the collateral securing their loans. These events could have an adverse effect on the Company’s profitability and asset quality.

The Company has not been through a variety of business cycles since it began operations in Utah and, as a result, may not effectively evaluate the future prospects and this lack of operating history may increase the risk that the Company will not continue to be successful. The Company began operations in Utah in 2006, shortly followed with the FWBC merger, and since that time the markets in Utah in which the Company conducts business have, until recently, experienced substantial economic growth. As a result, the Company does not have an operating history during a serious downturn in the real estate market for evaluation of performance relative to future prospects. Consideration must be given to the business and prospects in light of the risks and difficulties the Company will encounter if the Utah economy experiences a severe downturn, greater than what is currently taking place. The Company may not be able to address these risks and difficulties successfully, which could materially harm the business and operating results.

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

The allowance for credit losses may not be adequate to cover actual losses. In accordance with GAAP, the Company maintains an allowance for credit losses. The allowance for credit losses may not be adequate to cover actual loan losses, and future provisions for loan losses could adversely impact operating results. The allowance for credit losses is based on prior experience, as well as an evaluation of the inherent risks in the current portfolio. The amount of future losses is susceptible to changes in economic, operating and other conditions that may be beyond the Company’s control, and these losses may exceed current estimates. Federal regulatory agencies, as an integral part of their examination process, review the loans and allowance for credit losses. While management believes that the allowance for credit losses is adequate to cover current losses, management may decide to increase the allowance for credit losses or regulators may require the Company to increase this allowance. Either of these occurrences could reduce future earnings.

Construction lending involves special risks not associated with other types of lending. Construction and land development loans are subject to the risks inherent in most other loans, but also carry higher levels of risk predicated on whether the project can be completed on-time and on-budget, and, for non-owner occupied projects, whether the customer can find tenants or sell lots or units at rates that will service the debt. Construction loans are typically based upon estimates of costs to complete the project, and an appraised value associated with the completed project. Cost estimates, and completed appraised values, are subject to changes in the market, and such values may in fact change between the time a loan is approved and the final project is complete. Delays or cost overruns in completing a project may arise from labor problems, material shortages and other unpredicted contingencies. If actual construction costs exceed budget, the borrower may need to put more capital into the project, or the Bank may need to increase the loan amount to ensure the project is completed, potentially resulting in a higher loan-to-value than anticipated. Where a non-owner occupied project is not pre-leased, changes in the market could result in a slow lease-up period or rents below what were anticipated. For residential land development loans, a general slowdown in home buying can result in slow sales or reduced prices. Either situation will strain the borrower’s cash flows, and potentially cause deterioration in the loan.

The Company faces strong competition from financial services companies and other companies that offer banking services, which could harm business. The Company currently conducts its banking operations primarily in Central and Eastern Washington, Northern Idaho and Utah. Increased competition in our markets may result in reduced loans and deposits. Ultimately, the Company may not be able to compete successfully against current and future competitors. Many competitors offer the same banking services within the Company’s market area, including national banks, regional banks and other community banks. The Company also faces competition from many other types of financial institutions, including without limitation savings and loan institutions, finance companies, brokerage firms, insurance companies, credit unions, mortgage banks and other financial intermediaries. In particular, the competitors include several major financial companies whose greater resources may afford them a marketplace advantage by enabling them to maintain numerous banking locations and ATMs and conduct extensive promotional and advertising campaigns.

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

If the Bank is unable to pay the holding company cash dividends to meet its cash obligations, the business, financial condition, results of operations and prospects will be adversely affected. Dividends paid by the Bank to the Parent Company provide cash flow used to service the interest payments on trust preferred securities. Various statutory provisions restrict the amount of dividends the Bank can pay to the Parent Company without regulatory approval: currently the Bank’s payment of dividends is subject to receipt of the prior written consent of the Director of Banks for the State of Washington and the FDIC and the Company may not be able to receive their consent. It is possible that, depending upon the financial condition of the Bank and other factors, the applicable regulatory authorities could assert that payment of dividends or other payments, including payments to the Parent Company, is an unsafe or unsound practice. If the Bank is unable to pay dividends to the Parent Company, the Parent Company may not be able to service its debt or pay its obligations. The inability to receive dividends from the Bank would adversely affect the business, financial condition, results of operations and prospects, and could lead to continued deferral of dividends on existing trust preferred securities.

Difficult market conditions have adversely affected the financial services industry. The capital and credit markets have been experiencing unprecedented volatility and disruption for more than twelve months. In recent weeks, the volatility and disruption has reached unprecedented levels. Dramatic declines in the housing market over the past year, with falling home prices and increasing foreclosures and unemployment, have negatively impacted the credit performance of mortgage loans and resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities and major commercial and investment banks. These write-downs have caused many financial institutions to seek additional capital, to merge with larger and stronger institutions and, in some cases, to fail. Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors have reduced or ceased providing funding to borrowers, including to other financial institutions. This market turmoil and tightening of credit have led to an increased level of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility and widespread reduction of business activity generally. The resulting economic pressure on consumers and lack of confidence in the financial markets has adversely affected the Bank’s business, financial condition and results of operations. The Company does not expect that the difficult conditions in the financial markets are likely to improve in the near future. A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on the Bank and others in the financial institutions industry. In particular, the Bank may face the following risks in connection with these events:

•

Increased regulation of the industry, including as a result of the Emergency Economic Stabilization Act of 2008. Compliance with such regulation may increase the Bank’s costs and limit its ability to pursue business opportunities.

•

The Bank’s ability to assess the creditworthiness of its customers may be impaired if the models and approaches the Bank uses to select, manage, and underwrite its loans become less predictive of future behaviors and performance.

•

The process the Bank uses to estimate losses inherent in its credit exposure requires difficult, subjective, and complex judgments, including forecasts of economic conditions and how these economic predictions might impair the ability of the Bank’s borrowers to repay their loans, which may no longer be capable of accurate estimation which may, in turn, impact the reliability of the process.

•

The Bank may be required to pay significantly higher FDIC premiums under a recently proposed amendment to the framework for risk based assessments, because market developments have significantly depleted the deposit insurance fund and reduced the ratio of reserves to insured deposits. In addition, the Bank will likely be required to pay higher deposit premiums under the existing framework due to it being classified as “adequately capitalized.”

•	There may be downward pressure on the Company’s stock price.

•	The Bank’s ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions and government sponsored entities.

•	The Bank may face increased competition due to intensified consolidation of the financial services industry.

If current levels of market disruption and volatility continue or worsen, there can be no assurance that the Company will not experience an adverse effect, which may be material, on its ability to access capital and on its business, financial condition and results of operations.

Conditions in the financial markets may limit the Company’s access to additional funding to meet liquidity needs. Liquidity is essential to the Bank’s business. An inability to raise funds through deposits, borrowings, or the sale or pledging as collateral of loans and other assets could have a substantial negative effect on the Bank’s liquidity. The Bank’s access to funding sources in amounts adequate to finance its activities could be impaired by factors that affect the Bank specifically or the financial services industry in general. Factors that could detrimentally impact the Bank’s access to liquidity sources include a decrease in the level of business activity due to a market down turn or adverse regulatory action against the Bank. The Bank’s ability to borrow could also be impaired by factors that are nonspecific to the Bank, such as severe disruption of the financial markets or negative developments and expectations about the prospects for the financial services industry as a whole as evidenced by recent turmoil in the domestic and worldwide credit markets.

The Bank’s wholesale funding sources may prove insufficient to replace deposits at maturity and support future growth. The Bank must maintain sufficient funds to respond to the needs of depositors and borrowers. As a part of its liquidity management, the Bank uses a number of funding sources in addition to core deposit growth and repayments and maturities of loans and investments. As the Bank continues to grow, it is likely to become more dependent on these sources, which include FHLB advances, proceeds from the sale of loans and liquidity resources at the Company. At September 30, 2008, the Bank had approximately $189.4 million of FHLB advances outstanding. The Company’s financial flexibility will be severely constrained if the Bank is unable to maintain access to funding or if adequate financing is not available to accommodate future growth at acceptable interest rates. If the Bank is required to rely more heavily on more expensive funding sources to support future growth, revenues may not increase proportionately to cover costs, and profitability would be adversely affected.

Federal and state governments could pass legislation responsive to current credit conditions. The Bank could experience higher credit losses because of federal or state legislation or regulatory action that reduces the amount the Bank’s borrowers are otherwise contractually required to pay under existing loan contracts. Also, the Bank could experience higher credit losses because of federal or state legislation or regulatory action that limits the Bank’s ability to foreclose on property or other collateral or that makes foreclosure less economically feasible.

Changes in accounting standards may impact how the Company reports its financial condition and results of operations. The Company’s accounting policies and methods are fundamental to how it records and reports its financial condition and results of operations. From time to time the Financial Accounting Standards Board changes the financial accounting and reporting standards that govern the preparation of financial statements. These changes can be difficult to predict and can materially impact how the Company records and reports its financial condition and results of operations. In some cases, the Company could be required to apply a new or revised standard retroactively, resulting in a restatement of prior period financial statements.

The value of securities in the investment securities portfolio may be negatively affected by continued disruptions in securities markets. The market for some of the investment securities held in the portfolio has become extremely volatile over the past twelve months. Volatile market conditions may detrimentally affect the value of these securities, such as through reduced valuations due to the perception of heightened credit and liquidity risks. There can be no assurance that the declines in market value associated with these disruptions will not result in other than temporary impairments of these assets, which would lead to accounting charges that could have a material adverse effect on the net income and capital levels.

There can be no assurance that recently enacted legislation authorizing the U.S. government to inject capital into financial institutions and purchase assets from financial institutions will help stabilize the U.S. financial system. On October 3, 2008, President Bush signed into law the Emergency Economic Stabilization Act of 2008 (EESA). The legislation was the result of a proposal by Treasury Secretary Henry Paulson to the U.S. Congress on September 20, 2008 in response to the financial crises affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions. Pursuant to the EESA, the

U.S. Treasury will have the authority to, among other things; invest in preferred stock of financial institutions and purchase mortgages, mortgage-backed securities and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets. There can be no assurance, however, as to the actual impact that the EESA will have on the financial markets, including the extreme levels of volatility and limited credit availability currently being experienced. The failure of the EESA to help stabilize the financial markets and a continuation or worsening of current financial market conditions could materially and adversely affect the Company’s business, financial condition, results of operations, or access to credit, or the trading price of the Company’s common stock.

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

There are two numerical measures in the regulatory guidance. The thresholds of numerical indicators in the guidance that indicate significant commercial real estate loan concentrations are as follows: (1) loans in the Call Report (the quarterly Report of Condition required to be filed with federal banking regulators) categories of Construction, Land Development and Other Land loans are greater than 100% of the institution’s Tier 1 Capital; and (2) commercial real estate loans, as defined in the guidance, are greater than 300% of the institution’s total Tier 1 Capital. The first numerical indicator, the aggregate of construction, land development and other land loans divided by the Bank’s Tier 1 Capital was 282% as of September 30, 2008. The second numerical indicator, the aggregate of our non-owner-occupied commercial real estate loans, divided by the Bank’s Tier I Capital was 559% as of September 30, 2008. Thus, the Bank’s portfolio meets the definition of a concentration, as set forth in the guidelines.

The guidance does not limit banks’ commercial real estate lending, but rather guides institutions in developing risk management practices and levels of capital that are commensurate with the level and nature of their commercial real estate concentrations. The Bank’s lending and risk management practices are taken into account in supervisory evaluations of its capital adequacy.

The Company is dependent on key personnel and the loss of one or more of those key personnel may harm prospects. The Company currently depends heavily on the services of its key management personnel. The loss of services of key personnel in the future could harm the results of operations and financial condition. Success also depends in part on the ability to attract and retain additional qualified management personnel. Competition for such personnel is strong in the banking industry, and the Company may not be successful in attracting or retaining the personnel required.

The Company may not grow to an asset size to support the existing infrastructure. The Company’s infrastructure, including delivery systems, staffing, facilities, technology and experienced staff, was developed in the recent years to support continued growth. The Company is currently implementing a revised organizational structure and consolidation of its retail banking, commercial banking and private banking delivery channels intended to decrease the Company’s infrastructure. If the Company does not adequately decrease its infrastructure and is unable to grow, it may not reach a size to materialize on economies of scale and produce improved operating results. The failure to improve the operating efficiency of the Bank will adversely impact the amount of retained earnings available for dividends to the Company. This, in turn, will adversely impact the ability of the Company to service its debt and may require additional capital to be raised in the future.

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

The Company may not be successful achieving anticipated cost savings from the new business model or consolidations of financial centers. The Company may not receive regulatory approvals for the closures of certain financial centers which could adversely impact its ability to achieve cost savings. Additionally, the Company may not be able to execute the new business model while maintaining high levels of customer service and therefore, may be unable to recognize the anticipated cost savings. The Company may experience greater than expected costs in connection with the revised business model.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The Company has a stock repurchase authorization for 250,000 common shares which was approved by the Board of Directors during 2006. This authorization does not have an expiration date. No shares were repurchased under this authorization during the nine months ended September 30, 2008 or the year ended December 31, 2007.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.	Other Information

There is no other information to report.

Item 6.	Exhibits

a. Exhibits. The exhibits filed as part of this report are as follows:

3.1	Amended and Restated Articles of Incorporation of AmericanWest (filed as Exhibit 3.1 to the Form 10-Q filed on August 11, 2008, and incorporated herein by this reference).

3.2	Amended and Restated Bylaws of AmericanWest Bancorporation (filed as Exhibit 3.2 to the Form 10-Q filed on August 11, 2008, and incorporated herein by this reference).

10.1	Amendment No. 2 to Employment Agreement by and between AmericanWest Bancorporation, AmericanWest Bank and Rick Shamberger dated effective July 28, 2008 (filed as Exhibit 99.2 to the Form 8-K filed on July 30, 2008, and incorporated herein by this reference).

10.2	Separation Agreement and Release of Claims by and between AmericanWest Bancorporation and AmericanWest Bank and Robert M. Daugherty dated effective July 26, 2008.*+

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.+

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.+

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.+

+	Denotes items filed herewith.

*	Denotes executive compensation plan or arrangement.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized on November 7, 2008.

AMERICANWEST BANCORPORATION

/s/ Patrick J. Rusnak
Patrick J. Rusnak, President and
Chief Executive Officer