Form 10-K
period 2008-12-31
AMERICANWEST BANCORPORATION
filed 2009-03-31
CIK 726990

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a “large accelerated filer,” “an accelerated filer,” or a “smaller reporting company” (as defined in Exchange Act Rule 12b-2).    Large accelerated filer  ☐    Accelerated filer  ☐ Non-accelerated filer  ☐    Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act.    YES  ☐    NO  ☒

The aggregate market value of the common stock held by non-affiliates of the registrant is approximately $37.3 million based on the June 30, 2008 closing price of the registrant’s common stock as quoted on the NASDAQ Global Select Market of $2.27.

The number of shares of the registrant’s common stock outstanding at March 18, 2009 was 17,213,288.

DOCUMENTS INCORPORATED BY REFERENCE

Documents of the Registrant	Form 10-K Reference Locations
Portions of the Proxy Statement for the 2009 Annual Meeting of Shareholders	PART III

AMERICANWEST BANCORPORATION

ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR

ENDED DECEMBER 31, 2008

PART I

Forward Looking Statements.

Certain matters discussed or incorporated by reference in this Annual Report on Form 10-K including, but not limited to, matters described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation,” are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (PSLRA). Such forward-looking statements may include statements or forecasts about AmericanWest Bancorporation’s (Company) financial condition and results of operations, expectations for future financial performance and assumptions for those forecasts and expectations. The Company makes forward-looking statements about potential problem loans, cash flows and liquidity, strategic initiatives, capital initiatives and the adequacy of the allowance for loan losses. Actual results might differ significantly from the Company’s forecasts and expectations due to several factors. Some of these factors include, but are not limited to, impact of the current national and regional economy (including real estate values) on loan demand and borrower financial capacity in the Company’s market, changes in loan portfolio composition, the Company’s ability to raise regulatory capital and the dilutive effect of capital raising, the Company’s access to liquidity sources, the Company’s ability to attract and retain quality customers, the Company’s ability to realize cost savings from organizational changes, interest rate movements and the impact on net interest margins such movement may cause, changes in the demographic make-up of the Company’s market, the Company’s products and services, the Company’s ability to attract and retain qualified employees, regulatory changes and competition with other banks and financial institutions. Words such as “targets,” “expects,” “anticipates,” “believes,” other similar expressions or future or conditional verbs such as “will,” “may,” “should,” “would,” and “could” are intended to identify such forward-looking statements. Readers should not place undue reliance on the forward-looking statements, which reflect management’s view only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect subsequent events or circumstances. This statement is included for the express purpose of protecting the Company under PSLRA’s safe harbor provisions.

Item 1. Business.

AmericanWest Bancorporation

AmericanWest Bancorporation, which was formed in 1983, is a Washington corporation registered as a bank holding company under the Bank Holding Company Act of 1956, and is headquartered in Spokane, Washington. The company’s wholly-owned subsidiary is AmericanWest Bank (Bank), a Washington state chartered bank that operates in Eastern and Central Washington, Northern Idaho and in Utah doing business as Far West Bank. Unless otherwise indicated, reference to “the Company” shall include the Bank and its Far West Bank division. The company’s unconsolidated information will be referred to as that of the Parent Company. At December 31, 2008, the Company had total assets of $1.9 billion, net loans of $1.6 billion, deposits of $1.6 billion and stockholders’ equity of $89.8 million. The Company also has four statutory trust subsidiaries which were formed for the sole purpose of issuing trust preferred securities.

The Company’s stock trades on the NASDAQ Global Select market under the symbol (AWBC). The discussion in this Annual Report of the Company and its financial statements reflect the Company’s acquisitions of Far West Bancorporation and its subsidiary on April 1, 2007 and Columbia Trust Bancorp and its subsidiaries on March 15, 2006. The operating results of these acquisitions are reported in the consolidated financial results from the dates the acquisitions were completed.

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

Recent Events

Executive Management Appointments

The Company’s board of directors appointed Mr. Patrick J. Rusnak as President and Chief Executive Officer in July of 2008 following the resignation of Mr. Robert M. Daugherty, former President and Chief Executive Officer. Mr. Rusnak joined AmericanWest Bancorporation in September 2006 as Executive Vice President and Chief Operating Officer. Mr. Rusnak was appointed as a director of the Company and the Bank effective November 4, 2008. Mr. Rusnak also holds the title of Chief Financial Officer for the Company and the Bank.

Organizational Changes and Performance Improvement Initiatives

The central focus of the Company’s revised business model, launched in October of 2008, is the consolidation of its retail banking, commercial banking and private banking delivery channels into a single channel focused on community banking. Management believes this structure strengthens risk management and streamlines the management structure.

During the third quarter of 2008, management completed a review of the Company’s financial centers and identified six that did not currently meet, and were not likely to meet in the future, targeted performance levels or that were in such close proximity to other centers that the two could be combined while maintaining service levels. As a result of this review, the Company initiated the process to formally close the following financial centers: Edison, Latah, Oakesdale, Qualchan, St. Maries (in-store) and West Plains. All customer accounts domiciled in the affected financial centers were automatically transferred to a nearby AmericanWest Bank financial center. These six centers were closed as of January 30, 2009.

A pre-tax charge to cover employee severance related expenses related to these initiatives of approximately $781 thousand was recognized during the fourth quarter of 2008. The Company also recognized pre-tax expenses related to impairment associated mainly with one of these facilities of $409 thousand during the fourth quarter of 2008. The above initiatives are expected to result in annualized cost savings of approximately $5.8 million once all the phases of the implementation have been completed. Of this amount, approximately $5.5 million relates to staffing and the remainder relates to facility savings. There are no significant continuing expenses expected in 2009 related to these organizational changes.

Products and Services

The Bank’s business consists mainly of gathering deposits and providing loans to enable its customers to meet their financial objectives.

The Bank offers a variety of deposit accounts designed to attract both short term and long term deposits from its retail and business customers. These accounts include checking accounts, negotiable order of withdrawal (NOW) accounts, money market demand accounts (MMDA), savings accounts and time deposits. Interest bearing accounts earn interest at rates established by the Bank’s management based on competitive market factors and management’s desire to increase or decrease certain deposit types or maturities of deposits based on anticipated future funding needs. The Bank places significant emphasis on attracting low cost-of-funds deposits through targeted marketing for checking and money market balances. In recent periods, the Bank has emphasized higher costing certificate of deposit accounts to increase the overall liquidity position of the Bank.

The Bank offers numerous services that provide customers convenient access and have a positive impact on the Bank’s non-interest income through fee generation. Commercial services include ACH origination, merchant bankcard services, remote capture, sweep accounts and currency services. Additional services offered to both consumers and business customers include ATM and debit cards, pre-paid gift cards, wire transfers, official checks and money orders, online banking and bill payment, safe deposit boxes and night deposit boxes. In addition, the Bank generates non-interest income by offering both consumer and business credit card products. Prior to the sale of the credit card portfolio in 2008, credit card products were also a source of non-interest income.

The Bank’s loan portfolio consists of the classifications described below. The majority of the loans held by the Bank were to borrowers within the Bank’s principal market areas.

Commercial Real Estate Loans. Commercial real estate loans primarily consist of loans to purchase or refinance commercial and multifamily properties extended to investors or occupying owners. These loans are secured by real estate, generally mature in one to ten years and can have fixed or adjustable rates. Commercial real estate loans involve risks associated with real estate values, tenant performance on lease arrangements and interest rate volatility.

Construction, Land Development and Other Land Loans. Construction loans include commercial construction and residential construction. Land development loans include commercial and residential developments.

Construction loans are secured by real estate and the project under construction, generally mature in one to two years and have variable interest rates. Construction and development loans may involve additional risks as loan funds are collateralized by the project under construction, which is of uncertain value prior to completion. Additional risks associated with speculative construction lending include the borrower’s ability to complete the construction process on time and within budget, the leasing or sale of the project at projected lease or sale rates within expected absorption periods, and the economic risks associated with the real estate collateral including the potential of interest rate volatility. The Bank’s policies generally require that a permanent financing commitment be in place before a commercial construction loan is made to an individual borrower. Delays may arise from labor problems, material shortages, and other unpredictable contingencies. It is important to evaluate accurately the total loan funds required to complete a project and related loan-to-value ratios. Due to these factors, the analysis of prospective construction loan projects require an expertise that is different in significant respects from the expertise required for other commercial or residential real estate lending. The Bank’s underwriting criteria are designed to evaluate and minimize the risks of each construction loan. Among other things, the Bank’s management considers evidence of the availability of permanent financing for the borrower, the reputation of the borrower, the amount of the borrower’s equity in the project, the independent appraisal and review of cost estimates, the pre-construction sale and leasing information, and the cash flow projections of the borrower. Management has established underwriting and monitoring criteria to minimize the inherent risks of speculative construction lending.

Land Development and Other Land Loans. Land development loans are generally subject to additional risks as loan funds are collateralized by land that may be in various stages of development, with the highest and best value not realized until completion of the development. Additional risks associated with land development lending include the borrower’s ability to complete the construction of infrastructure and improvements on time and within budget, the leasing or sale of the project at projected lease or sale rates within expected absorption periods, and the economic risks associated with the real estate collateral including the potential of interest rate volatility. Both land development and land loans are often dependent on the demand for housing which has suffered significant declines in the Bank’s market area since 2006. Absent demand for finished product, these loans have significant risk of default.

The risks associated with lending on land parcels include failure to obtain appropriate improvement entitlements, inability to convert the loan to development and construction financing, devaluation of real estate and increased interest rates. Management has established underwriting criteria to minimize these risks on land loans by lending to experienced and well-capitalized developers with proven track records and the support of interest reserves.

Commercial and Industrial Loans. Commercial loans primarily consist of loans to businesses for various purposes, including term loans, revolving lines of credit, equipment financing loans and letters of credit. These loans generally mature within one to five years, have adjustable rates and are secured by inventory, accounts receivable or equipment, although certain loans are unsecured. Commercial lending risk results from dependence on borrower income production for future repayment, capture of proceeds from conversion of inventory and accounts receivable, and, in certain circumstances, the lack of tangible collateral. Commercial loans are underwritten based on the financial strength and the repayment ability of the borrower, as well as the value of any collateral securing the loans. Commercial lending operations rely on a strong credit culture that combines prudent credit policies and individual lender accountability.

Agricultural Loans. Agricultural loans primarily consist of farm loans to finance operating expenses. These loans generally mature within one year, have adjustable rates and are secured by farm real estate, equipment, crops or livestock. Since agricultural loans present risks not associated with other types of lending, such as weather, in most cases the bank grants such loans only to agricultural producers that carry crop insurance, thereby mitigating the risk of loss attributable to a crop failure caused by weather factors. Other risks include crop value and interest rate volatility.

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

Installment and Other Loans. Installment and other loans are primarily automobile and personal loans, otherwise known as consumer loans. Prior to the sale of the bankcard portfolio in 2008, which was sold to a third party at a gain of $589 thousand, these loans were included in the installment and other loan category. These loans generally have maturities of five years or less, and are offered at adjustable and fixed interest rates. Consumer lending may involve special risks, including decreases in the value of collateral and transaction costs associated with foreclosure and repossession.

Principal Market Area and Competition

The Bank’s financial centers are located in the four largest metropolitan areas in Eastern and Central Washington (Spokane, Yakima, Walla Walla and the Tri-Cities area, comprised of Pasco, Kennewick and

Richland), and in principally suburban and rural communities in Eastern and Central Washington, Northern Idaho and Utah.

The Bank competes primarily with large national and regional banks, community banks, credit unions, savings and loans, mortgage companies and other financial service providers. Management believes that its competitive position has been strengthened by its fundamental community banking model with strong local connections, community involvement and an emphasis on relationship banking.

The following table presents the Bank’s market share percentage and rank for total deposits in each county where it has financial center operations. All information in the table was obtained from SNL Financial of Charlottesville, Virginia, which compiles deposit data published by the FDIC as of June 30, 2008 and updates the information for any bank mergers completed subsequent to the reporting date. The number of financial centers is as of December 31, 2008.

	Idaho		Number of Financial Centers
County	Market Share	Market Rank
Benewah	40.7%	1	2
Bonner	3.0%	6	1
Clearwater	47.8%	1	1
Kootenai	1.5%	12	2
Latah	7.5%	5	1
Nez Perce	3.3%	7	1
Shoshone	23.0%	3	2

Total			10

	Washington		Number of Financial Centers
County	Market Share	Market Rank
Benton	5.1%	8	4
Columbia	27.6%	2	1
Franklin	11.6%	3	1
Grant	9.0%	6	2
Lincoln	9.8%	5	1
Spokane	6.3%	7	9
Stevens	27.2%	2	3
Walla Walla	7.4%	3	3
Whitman	12.1%	3	7
Yakima	5.9%	7	5

Total			36

	Utah		Number of Financial Centers
County	Market Share	Market Rank
Carbon	16.3%	3	1
Juab	40.6%	2	1
Salt Lake	0.1%	21	3
Sanpete	29.3%	2	4
Utah	4.1%	6	7
Washington	1.3%	9	1
Wayne	100.0%	1	1

Total			18

Employees

As of December 31, 2008, the Company had 615 full-time equivalent employees, none of which are covered by a collective bargaining agreement. Management believes employee relations are currently good.

Supervision and Regulation

Laws and regulations governing the banking industry are extensive, and those applicable to the Company and the Bank are primarily intended to protect depositors of the Bank and not shareholders. Aspects of the Company’s public disclosure, corporate governance principles, internal control environment and the roles of auditors and counsel are subject to the Sarbanes-Oxley Act of 2002 and related regulations and rules of the Securities and Exchange Commission (SEC) and NASDAQ., Proposals to change these laws and regulations are frequently introduced in U.S. Congress, in state legislatures and by various bank regulatory agencies. Changes in applicable laws and regulations or in the policies of banking and other government regulators may have a material effect on the business and prospects of the Company or the Bank. The likelihood and timing of any such proposals or legislation and the impact they might have on the Company or the Bank cannot be determined.

In 2008, federal regulators and agencies responded to the significant disruption in financial markets with a number of initiatives. Substantial regulatory and legislative initiates, including a comprehensive overhaul of the bank and holding company regulatory system have been discussed. Proposals for additional legislation and revamped regulation of the financial services industry are expected to be introduced in the U.S. Congress and in state legislatures. Any such action could have a materially adverse effect on the business, financial condition and results of operations.

The U.S. Department of the Treasury (Treasury), the Board of Governors of the Federal Reserve System and the FDIC took steps to enhance the liquidity support available to financial institutions. The FDIC agreed to temporarily guarantee certain senior unsecured debt of all FDIC-insured institutions and to temporarily guarantee deposits in certain transaction accounts of FDIC-insured institutions or branches. The Bank is participating in both FDIC programs and will incur fees assessed in connection with such programs. On October 3, 2008, the Emergency Economic Stabilization Act of 2008 (introduced as the Troubled Asset Relief Program or TARP) was enacted. The Treasury has injected capital into many financial institutions under TARP and is authorized to purchase troubled assets.

During the fourth quarter of 2008, the Company submitted an application to issue $57 million of preferred stock under the TARP capital purchase program, with an indication that a significant private equity co-investment would be concurrently obtained. The Company has received a non-binding indication from the FDIC that its application will be forwarded to the Treasury with a recommendation for approval, subject to the Company receiving an equivalent amount of private equity.

As of the date of this report, the Company and its financial advisor are continuing efforts to obtain at least $57 million in private capital commitments. There can be no assurance the Company will be successful in obtaining private equity commitments or that approval will ultimately be received for TARP capital.

Bank Holding Company Regulation. As a bank holding company, the Company is subject to the Bank Holding Company Act of 1956 (BHCA), as amended, which places it under the supervision of the Board of Governors of the Federal Reserve System (FRB). The Company must file periodic reports with the FRB and must provide it with such additional information as it may require. In addition, the FRB periodically examines the Company. Under Federal Reserve policy, the Company is expected to act as a source of financial and managerial strength to its subsidiary bank. The Company is required to commit, as necessary, resources to support the Bank.

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

Under the Gramm-Leach-Bliley Financial Modernization Act of 1999 (GLBA), a bank holding company may apply to the FRB to become a financial holding company, and thereby engage (directly or through a subsidiary) in certain activities deemed financial in nature, such as securities brokerage and insurance underwriting. The Company has not made this application and is not currently engaged in such activities.

State Law Restrictions. As Washington business corporations, the Company and the Bank are subject to certain limitations and restrictions as provided under applicable Washington corporate law. In addition, the banking laws of Washington, Idaho and Utah may restrict certain activities of the Company or the Bank.

Transactions with Affiliates. The Company and the Bank are deemed affiliates of each other within the meaning of the Federal Reserve Act, and transactions between affiliates are subject to certain restrictions, including compliance with Sections 23A and 23B of the Federal Reserve Act and their implementing regulations. Generally, Sections 23A and 23B: (1) limit the extent to which a financial institution or its subsidiaries may engage in covered transactions (a) with an affiliate (as defined in such sections) to an amount equal to 10% of such institution’s capital and surplus, and (b) with all affiliates, in the aggregate to an amount equal to 20% of such capital and surplus; and (2) require all transactions with an affiliate, whether or not covered transactions, to be on terms substantially the same, or at least as favorable to the institution or subsidiary, as the terms provided or that would be provided to a non-affiliate. The term “covered transaction” includes the making of loans, purchase of assets, issuance of a guarantee and other similar types of transactions.

Bank Regulation. The Bank is subject to regulation by the Washington Department of Financial Institutions (DFI) and the Federal Deposit Insurance Corporation (FDIC). The federal and state laws that apply to the Bank regulate, among other things, the scope of its business, its investments, its reserves against deposits, the timing of the availability of deposited funds and the nature and amount of collateral for loans.

Premiums for Deposit Insurance. The deposits of the Bank are currently insured to the maximum amount allowable per depositor through the Deposit Insurance Fund (DIF) administered by the FDIC. In October 2008, the FDIC temporarily increased the amount of deposit insurance from $100,000 to $250,000 per depositor through December 31, 2009. The FDIC also made unlimited deposit insurance coverage available for non-interest bearing transactions accounts and certain low-interest NOW accounts through December 31, 2009 at institutions participating in the FDIC’s Temporary Liquidity Guarantee Program (TLGP). The Bank is participating in the TLGP, although due to its regulatory capital status as of December 31, 2008, it does not have the ability to issue debt under this program.

The FDIC implemented a new risk-based insurance premium system effective January 1, 2007 under which banks are assessed insurance premiums based on how much risk they present to the DIF. Banks with higher levels of capital and a lower degree of supervisory risk are assessed lower premium rates than banks with lower levels of capital and/or a higher degree of supervisory risk. These premium rates are applied to the average balance of deposits in the prior quarter. Due to the decline in the Bank’s regulatory capital levels and increases in other risk factors, the deposit insurance rate as a percentage of total deposits increased from 7 basis points (annualized) for the first quarter of 2008 to 10 basis points for the second and third quarters and 28 basis points for the fourth quarter.

In December 2008, as a result of the recent bank failures, the FDIC issued a proposed change to the risk-based deposit insurance premium structure in response to increased demands on the DIF. The expected deposit insurance premium cost for the Bank, based on its current risk classification, is expected to be approximately 50 basis points for 2009. Because the Bank was participating in the TLGP, an additional 10 basis point annual rate surcharge will also be applied to non-interest bearing transaction deposit accounts in excess of $250,000 during 2009. Management expects the expense for the FDIC assessment, excluding the special assessment discussed below, will be approximately $7.5 million for 2009 as compared to $2.7 million which was recognized in 2008.

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

On February 27, 2009, the FDIC proposed adopting an interim rule to impose an emergency special assessment to financial institutions of $0.20 per $100 of insured deposits existing as of June 30, 2009, to be collected in any quarter after June 30, 2009 to support the DIF.

This interim rule is subject to a comment period and regulatory approval. It is expected to be effective on April 1, 2009. Management considers it reasonably possible for this special assessment to be imposed during 2009, which at a rate of 20 basis points would result in a charge of approximately $3 million. However, the amount of any assessment for the Bank will depend on the final rule and the Bank’s level of insured deposits on the measurement date. No accrual for these events has been made in the financial statements as of December 31, 2008.

Community Reinvestment Act (CRA). The CRA requires that, in connection with examinations of financial institutions within their jurisdiction, regulators must evaluate the records of the financial institutions in meeting the credit needs of their local communities, including low and moderate income neighborhoods, consistent with the safe and sound operation of those banks. These factors are also considered in evaluating mergers, acquisitions and applications to open a branch or facility. As of the Bank’s most recent CRA examination in 2005, the Bank’s CRA rating was “satisfactory.”

Insider Credit Transactions. Banks are also subject to certain restrictions imposed by the Federal Reserve Act on extensions of credit to certain executive officers, directors, principal shareholders and any related interests of such persons. Extensions of credit to such persons must: (1) be made on substantially the same terms, including interest rates and collateral, and follow credit underwriting procedures that are not less stringent than those prevailing at the time for comparable transactions with persons not covered by such restrictions and (2) not involve more than the normal risk of repayment or present other unfavorable features. Banks are also subject to certain lending limits and restrictions on overdrafts to such persons. A violation of these restrictions may result in the assessment of substantial civil monetary penalties on the affected bank or any officer, director, employee, agent or other person participating in the conduct of the affairs of that bank, the imposition of a cease and desist order, and other regulatory sanctions.

Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA). Under FDICIA, each federal banking agency has prescribed, by regulation, non-capital safety and soundness standards for institutions under its authority. These standards cover internal controls, information and internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits, such other operational and managerial standards as the agency determines to be appropriate, and standards for asset quality, earnings and stock valuation. An institution which fails to meet these standards must develop a plan acceptable to the agency, specifying the steps that the institution will take to meet the standards. Failure to submit or implement such a plan may subject the institution to regulatory sanctions. Management believes that the Bank met all such standards as of December 31, 2008.

Privacy. The FDIC and other bank regulatory agencies, pursuant to GLBA, have published guidelines and adopted final regulations (Privacy Rules) which, among other things, require each financial institution to: (1) develop, implement and maintain, under the supervision and ongoing oversight of its Board of Directors or committee thereof, a comprehensive written information security program designed to ensure the security and confidentiality of customer information, protect against anticipated threats to the security or integrity of such information, and protect against unauthorized access to or use of such information; (2) provide notice to customers (and other consumers under certain circumstances) about its privacy policies, describe the conditions under which the institution may disclose nonpublic information to nonaffiliated third parties, and provide a method for consumers to prevent the institution from disclosing that information to most nonaffiliated third parties by opting out of its disclosure policy, subject to certain exceptions; and (3) establish appropriate policies, procedures and processes relating to administrative, technical and physical safeguards for customer records and information. Management believes the Bank is currently in substantive compliance with the Privacy Rules and the GLBA.

Dividends. The Bank is subject to restrictions on the payment of cash dividends to the Company. Regulatory authorities may prohibit banks and bank holding companies from paying dividends which would constitute an unsafe or unsound banking practice. In addition, a bank may not pay cash dividends if that payment could reduce the amount of its capital below that necessary to meet the adequately capitalized level in accordance with regulatory capital requirements. Also, the payment of cash dividends by the Bank must satisfy a net profits test and an undivided profits test or the Bank must obtain prior approval of its regulators before such dividend is paid. The net profits test limits the dividend declared in any calendar year to the net profits of the current year plus retained net income of the preceding two years. The undivided profits test limits the dividends declared to the undivided profits on hand after deducting bad debts in excess of the allowance for loan losses.

As a result of the deterioration in its financial condition experienced during the first and second quarters of 2008, the Bank became subject to a Supervisory Directive (Directive) issued by the DFI in August 2008. The Directive, among other things, prohibits the Bank from paying any dividends without the prior approval of the DFI and FDIC. In addition, the Company was notified by the FRB in August 2008 that it could not make any dividend payments without prior approval from the FRB.

During the year ended December 31, 2008, the Company paid a single cash dividend of $688 thousand, or $0.04 per share which was declared and paid during the first quarter. In accordance with the Company’s dividend policy and in light of a review of operating results and capital levels, the Board of Directors determined that the cash dividend would be discontinued effective with the second quarter of 2008. During the year ended December 31, 2008, the Bank paid $2.2 million of dividends to the Company. A dividend of $350 thousand was issued during the third quarter of 2008 after receiving requisite regulatory approvals.

The Company has four wholly-owned trusts (Trusts) that were formed to issue trust preferred securities and related common securities of the Trusts. In accordance with the provisions of the related indentures, the Company notified the trustees of the Trusts that the payment of dividends was deferred effective with the distributions scheduled for the third quarter of 2008. The deferral of these dividends decreases the annual cash requirement at the Company by approximately $3.0 million during the period of deferral. The Company has the right to defer distributions for up to 20 consecutive quarters.

The Bank and the Company are also subject to Washington State law, which provides that no cash dividend may be paid if, after giving effect to the dividend, (1) the corporation would not be able to pay its debts as they become due in the usual course of business, or (2) the corporation’s total assets would be less than the sum of its total liabilities.

Capital Adequacy and Prompt Corrective Action. Federal bank regulatory agencies use capital adequacy guidelines in the examination and regulation of banks and bank holding companies. If regulatory capital falls below minimum guideline levels, a bank or bank holding company may be denied approval, among other things, to acquire or establish additional banks or non-bank businesses or to open new facilities.

The FDIC and FRB use risk-based capital guidelines for banks and bank holding companies. These are designed to make such capital requirements more sensitive to differences in risk profiles among banks and bank holding companies, to account for off-balance sheet exposure and to minimize disincentives for holding liquid assets. Under the guidelines, an institution’s capital is divided into two broad categories, Tier I capital and Tier II capital. Tier I capital generally consists of common stockholders’ equity, surplus, undivided profits, and trust preferred obligations. Tier II capital generally consists of the allowance for credit losses and hybrid capital instruments, such as preferred stock and mandatory convertible debt. Tier II capital is limited to 100% of Tier I capital. Total capital is the sum of Tier I and Tier II Capital. Capital adequacy is primarily measured with reference to the institution’s risk-weighted assets. The guidelines assign risk weightings to an institution’s assets in an effort to quantify the relative risk of each asset and to determine the minimum capital required to support the risk. These risk-weighted assets are then compared to Tier I capital and to total capital to arrive at the Tier I risk-based ratio and the total risk-based ratio, respectively. Current guidelines require all bank holding companies and federally regulated banks to maintain a minimum risk-based total capital ratio equal to 8%, of which at least 4% must be Tier I capital. However, the FRB may require that a banking organization maintain ratios in excess of the minimums, particularly organizations contemplating significant expansion programs. The Company’s and Bank’s regulatory capital ratios are reported in Note 23 to the Consolidated Financial Statements under Item 8.

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

FDICIA created a statutory framework of supervisory actions indexed to the capital level of the individual institution. Under regulations adopted by the FDIC, an institution is assigned to one of five capital categories depending on its total risk-based capital ratio, Tier I risk-based capital ratio, leverage ratio and certain subjective factors. As of December 31, 2008, the Bank is considered under-capitalized which is the middle of the five categories. Institutions which are deemed to be under-capitalized may be subject to certain mandatory supervisory corrective actions and face restrictions on increasing its average total assets, making acquisitions, establishing branches, engaging in a new line of business, accepting or renewing brokered deposits, paying interest rates on deposits in excess of regulatory limits and making senior executive management changes without prior regulatory approval.

During the third quarter of 2008, the Bank became subject to a Supervisory Directive issued by the Washington Department of Financial Institutions, Division of Banks which, among other things, requires the Bank to take necessary actions to restore its regulatory capital to the well-capitalized level. In accordance with the FDIC’s prompt corrective action regulations, the Bank submitted a capital restoration plan on March 20, 2009. This document outlined the efforts already undertaken to improve capital levels and additional alternative actions are being considered.

Additional broad regulatory authority is granted with respect to the lowest two capital categories—significantly under-capitalized and critically under-capitalized—including forced mergers, ordering new elections for directors, forcing divestiture by its holding company, requiring management changes and prohibiting the payment of bonuses to senior management. Additional mandatory and discretionary regulatory actions apply to significantly under-capitalized and critically under-capitalized banks, the latter being a bank with capital at or less than 2%. The primary federal regulatory agency may appoint a receiver or conservator for a critically under-capitalized bank after 90 days, even if the bank is still solvent. Failure of a bank to maintain the required level of capital could result in such bank being declared insolvent and closed.

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

Sarbanes-Oxley Controls and Procedures. The Sarbanes-Oxley Act of 2002 and related rulemaking by the SEC, which effected corporate disclosure and financial reporting reform, generally require public companies to maintain and carefully monitor a system of disclosure and internal controls and procedures. As a result, public companies such as the Company must make disclosures about the adequacy of controls and procedures in periodic SEC reports (i.e., Forms 10-K and 10-Q) and their principal executive and principal financial officers must (i) certify in these filings, among other things, that they are responsible for establishing and maintaining disclosure controls and procedures, and (ii) disclose their conclusions about the effectiveness of such controls and procedures based on their evaluation as of the end of the period covered by the relevant report. As a result, most public companies have enhanced internal controls and procedures. The Company is monitoring the status of other related ongoing rulemaking by the SEC. Management believes that the Company is in compliance with the Sarbanes-Oxley Act of 2002.

Anti-Terrorism Legislation. The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (USA PATRIOT Act), which was designed to (among other things) deny terrorists and others the ability to obtain anonymous access to the U.S. financial system, had a significant impact on depository institutions. The USA PATRIOT Act, together with the implementing regulations of various federal regulatory agencies, required financial institutions to implement additional or amend existing policies and procedures with respect to, among other things, anti-money laundering compliance, suspicious activity and currency transaction reporting and due diligence on customers. They also permit information sharing for counter-terrorist purposes between federal law enforcement agencies and financial institutions, as well as among financial institutions, subject to certain conditions, and require the FRB and other federal banking agencies to evaluate the effectiveness of an applicant in combating money laundering activities when considering applications filed under Section 3 of the BHCA or the Bank Merger Act. Management believes that the Bank is currently in compliance with all effective requirements prescribed by the USA PATRIOT Act.

Item 1A. Risk Factors.

The following risk factors should not be considered to include all risks to the Company or all risks related to an investment in the Company.

The Company may not be able to continue to operate as a going concern. The Company has determined that significant additional sources of liquidity and capital will likely be required to continue operations in the future. The Company has engaged a financial advisor to explore strategic alternatives to resolve the capital and liquidity deficiencies. However, there can be no assurance that the Company will be able to maintain sufficient liquidity or to raise additional capital to satisfy regulatory requirements and meet obligations as they occur. Further, the regulators are continually monitoring the liquidity and capital adequacy and evaluating the Company’s ability to continue to operate in a safe and sound manner. The Bank’s regulators could, if deemed warranted, take further actions, including the assumption of control of the Bank, to protect the interests of the depositors insured by the FDIC. The uncertainty regarding the Company’s ability to obtain additional capital or meet future liquidity requirements raises doubt about the Company’s ability to continue as a going concern. The consolidated financial statements included under Part II, item 8 of this report, however, does not include any adjustments that may result as an outcome of these uncertainties.

The Company is required to raise additional capital, but that capital may not be available. The Company and the Bank are required by federal regulatory authorities to maintain adequate levels of capital to support operations. The Company may decide to raise additional capital to support growth or absorb loan losses. In addition, the use of brokered deposits without regulatory approval is limited to banks that are well-capitalized according to regulation. The Company’s ability to raise additional capital will depend on conditions in the capital markets, which are outside the Company’s control, and on the Company’s financial performance and prospects. Accordingly, the Company cannot be certain of its ability to raise additional capital. If the Company cannot raise additional capital the Bank may be subjected to additional adverse regulatory action.

The Company’s liquidity could be impaired by an inability to access the capital markets or an unforeseen outflow of cash. Liquidity is essential to the Company’s business and it relies on external sources to finance a significant portion of operations. Due to circumstances that the Company may be unable to control, such as a general capital markets disruption or negative news about banks generally, liquidity could be impaired by an inability to access the capital markets, an unforeseen outflow of cash due to depositor withdrawals or a disruption in lending programs of the FRB or FHLB.

As a result of the Bank’s regulatory capital falling below the requirements for adequately capitalized status as of December 31, 2008, the Bank is unable to issue brokered certificates of deposit and faces certain regulatory limits in the rates it can pay to depositors.

The Company may be subject to additional regulatory enforcement action that could place significant restrictions on the Company’s operations. Under applicable laws, the FDIC and the DFI have the ability to impose substantial sanctions, restrictions and requirements on the Bank if they determine, upon examination or otherwise, violations of laws with which the Company must comply, or weaknesses or failures with respect to general standards of safety and soundness. Applicable law prohibits disclosure of specific examination findings by the institution although formal enforcement actions are routinely disclosed by the regulatory authorities. The Bank is currently subject to a Supervisory Directive that was issued in August 2008. In light of that directive, and due to continued increase in nonperforming assets and current regulatory deficiency it is likely that additional formal regulatory enforcement action will be imposed. The FDIC and DFI may require certain corrective steps, impose limits on activities, prescribe lending parameters and require additional capital to be raised. Failure to adhere to the requirements, if imposed, could result in more severe restrictions including seizure of the Bank. Generally, these enforcement actions can be lifted only after subsequent examinations substantiate complete correction of the underlying issues.

The Company has a significant concentration in real estate loans and a prolonged recession or further downturn in the economy of the markets served or the real estate market specifically could significantly harm its business and prospects for growth. As of December 31, 2008, the loan portfolio consisted of:

•	39% commercial real estate loans;

•	24% construction, land development and other land loans;

•	13% commercial and industrial loans;

•	12% residential real estate loans;

•	10% agricultural loans; and

•	2% installment and other loans.

The Company is particularly susceptible to fluctuating land and property values as a result of the recent economic downturn and related level of real estate investment activity. Changes in regional economic conditions could result in increased loan delinquencies. Collateral for the loans could decline in value and, as a result, the Company’s ability to recover on defaulted loans by foreclosing and selling the real estate collateral would be diminished and the Company would be more likely to suffer losses on defaulted loans. Any prolonged or increased economic decline in the market areas served could also reduce demand for loans and other products and services and, accordingly, reduce income.

A substantial amount of the Company’s real property collateral is located in Central and Eastern Washington and Utah and a further downturn in the real estate markets or prolonged recessionary climate could harm the Company’s business. A further downturn in the real estate markets or lack of improved conditions, especially in those markets served by the Company, could harm business because 80% of the Company’s loans are secured by real estate. Real estate values could be affected by, among other things, an economic slowdown, an increase in interest rates, drought and other natural disasters, specific to Washington, Utah and Idaho. The ability to recover on defaulted loans by selling real estate collateral becomes diminished under such circumstances, and the Company is more likely to suffer losses on defaulted loans.

The greater Salt Lake City area and Utah economies each have grown rapidly during the past several years, and the failure of these economies to sustain such growth in the future could affect the Company’s ability to grow. Salt Lake City, surrounding communities and other Utah communities served by the Bank have experienced significant economic growth in recent years, which created a demand for the Bank’s loan and deposit products. Failure to sustain this growth or deterioration in local economic conditions could result in, among other things, an increase in loan delinquencies, a decrease in property values, a change in housing turnover rate or a reduction in the level of bank deposits. Particularly, a weakening of the real estate or employment market in Utah, which with the Far West Bancorporation (FWBC) merger has become one of the Company’s largest markets, could result in an increase in the number of borrowers who default on their loans and a reduction in the value of the collateral securing their loans. These events could have an adverse effect on the Company’s profitability and asset quality.

The Company has not been through a variety of business cycles since it began operations in Utah and, as a result, may not effectively evaluate the future prospects and this lack of operating history may increase the risk that the Company will not continue to be successful. The Company began operations in Utah in 2006, shortly followed with the FWBC merger, and since that time the markets in Utah in which the Company conducts business have, until recently, experienced substantial economic growth. As a result, the Company does not have an operating history during a serious downturn in the real estate market for evaluation of performance relative to future prospects. Consideration must be given to the business and prospects in light of the risks and difficulties the Company will encounter if the Utah economy experiences a severe downturn, greater than what is currently taking place. The Company may not be able to address these risks and difficulties successfully, which could materially harm the business and its operating results.

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

The allowance for credit losses may not be adequate to cover actual losses. In accordance with generally accepted accounting principles, the Company maintains an allowance for credit losses. The allowance for credit losses may not be adequate to cover actual loan losses, and future provisions for loan losses could adversely impact operating results. The allowance for credit losses is based on prior experience, as well as an evaluation of the inherent risks in the current portfolio. The amount of future losses is susceptible to changes in economic, operating and other conditions that may be beyond the Company’s control, and these losses may exceed current estimates. Federal regulatory agencies, as an integral part of their examination process, review the loans and allowance for credit losses. While management believes that the allowance for credit losses is adequate to cover current potential losses, management may decide to increase the allowance for credit losses or regulators may require the Company to increase this allowance. Either of these occurrences could reduce future earnings.

Construction and land development lending involves special risks not associated with other types of lending. Construction and land development loans are subject to the risks inherent in most other loans, but also carry higher levels of risk predicated on whether the project can be completed on-time and on-budget, and, for non-owner occupied projects, whether the customer can find tenants or sell lots or units at rates that will service the debt. Construction loans are typically based upon estimates of costs to complete the project, and an appraised value associated with the completed project. Cost estimates, and completed appraised values, are subject to changes in the market, and such values may in fact change between the time a loan is approved and the final project is complete. Delays or cost overruns in completing a project may arise from labor problems, material shortages and other unpredicted contingencies. If actual construction costs exceed budget, the borrower may need to put more capital into the project, or the Bank may need to increase the loan amount to ensure the project is completed, potentially resulting in a higher loan-to-value than anticipated. Where a non-owner occupied project is not pre-leased, changes in the market could result in a slow lease-up period or rents below what were anticipated. For residential land development loans, a general slowdown in home buying can result in slow sales or reduced prices. Either situation will strain the borrower’s cash flows, and potentially cause deterioration in the loan.

The Company faces strong competition from financial services companies and other companies that offer banking services, which could harm business. The Company currently conducts its banking operations primarily in Central and Eastern Washington, Northern Idaho and Utah. Increased competition in its markets may result in reduced loans and deposits. Ultimately, the Company may not be able to compete successfully against current and future competitors. Many competitors offer the same banking services within the Company’s market area, including national banks, regional banks and other community banks. The Company also faces competition from many other types of financial institutions, including savings and loan institutions, finance companies, brokerage firms, insurance companies, credit unions, mortgage banks and other financial intermediaries. In particular, the competitors include several major financial companies whose greater resources may afford them a marketplace advantage by enabling them to maintain numerous banking locations and ATMs and conduct extensive promotional and advertising campaigns.

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

If the Bank is unable to pay the holding company cash dividends to meet its cash obligations, the business, financial condition, results of operations and prospects will be adversely affected. Dividends paid by the Bank to the Parent Company provide cash flow used to service the interest payments on trust preferred securities. Various statutory provisions restrict the amount of dividends the Bank can pay to the Parent Company without regulatory approval. Currently, the Bank’s payment of dividends is subject to receipt of the prior written consent of the Director of Banks for the State of Washington and the FDIC and the Company may not be able to receive their consent. It is possible that, depending upon the financial condition of the Bank and other factors, the applicable regulatory authorities could assert that payment of dividends or other payments, including payments to the Parent Company, is an unsafe or unsound practice. If the Bank is unable to pay dividends to the Parent Company, the Parent Company may not be able to service its debt or pay its obligations. The inability to receive dividends from the Bank would adversely affect the business, financial condition, results of operations and prospects, and could lead to continued deferral of dividends on existing trust preferred securities. Effective the third quarter of 2008 the Parent Company deferred the interest payments on the trust preferred securities, in accordance with the provisions of the related indentures, in an effort to minimize the required dividend from the Bank and since the Supervisory Directive requires approval and consent before paying any such dividends.

The Company’s common stock may no longer qualify for listing on the NASDAQ Global Select Market. NASDAQ Marketplace Rule 4450(a)(5) requires that listing public securities have a minimum bid price of at least $1.00 per share in order to qualify for continued listing. Although enforcement of this rule was temporarily suspended in October 2008 in response to the extraordinary equity market conditions, there is no assurance that the suspension will be further extended beyond the scheduled expiration date of July 20, 2009. In accordance with Rule 4450(a)(5), companies that do not meet the minimum bid price requirements are formally notified by NASDAQ and provided with an ability to cure the deficiency within 30 days and the right to appeal. Should the Company’s shares be subject to delisting from the NASDAQ Global Select Market, there is no assurance that a liquid and efficient market for AmericanWest Bancorporation common stock will be available or develop. Although the shares may be eligible for trading on other exchanges, such as the “OTC Bulletin Board,” it is possible that the ability of a selling shareholder to realize the best market price will be impeded as the result of wider bid-ask spreads.

Difficult market conditions have adversely affected the financial services industry. The capital and credit markets have been experiencing unprecedented volatility and disruption for more than twelve months. In recent weeks, the volatility and disruption has reached unprecedented levels. Dramatic declines in the housing market over the past year, with falling home prices and increasing foreclosures and unemployment, have negatively impacted the credit performance of mortgage loans and resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities and major commercial and investment banks. These write-downs have caused many financial institutions to seek additional capital, to merge with larger and stronger institutions and, in some cases, to fail. Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors have reduced or ceased providing funding to borrowers, including to other financial institutions. This market turmoil and tightening of credit have led to an increased level of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility and widespread reduction of business activity generally. The resulting economic pressure on consumers and lack of confidence in the financial markets have adversely affected the Bank’s business, financial condition and results of operations. The Company does not expect that the difficult conditions in the financial markets are likely to improve in the near future. A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on the Bank and others in the financial institutions industry. In particular, the Bank may face the following risks in connection with these events:

•	There could be increased regulation of the industry.

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

•

The Bank will be required to pay significantly higher FDIC premiums under a recently proposed amendment to the framework for risk based assessments, because market developments have significantly depleted the deposit insurance fund and reduced the ratio of reserves to insured deposits. In addition, the Bank will likely be required to pay higher deposit premiums under the existing framework due to it being classified as under-capitalized.

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

The Bank’s wholesale funding sources may prove insufficient to replace deposits at maturity and support future growth. The Bank must maintain sufficient funds to respond to the needs of depositors and borrowers. As a part of its liquidity management, the Bank depends upon a number of funding sources in addition to core deposit growth and repayments and maturities of loans and investments. If the Bank were to continue to grow in future periods, it is likely to become more dependent on these sources including Federal Home Loan Bank of Seattle (FHLB) advances, secured borrowings from the FRB, proceeds from the sale of loans and liquidity resources at the Company. At December 31, 2008, the Bank had approximately $139.7 million of FHLB advances outstanding. The Company’s financial flexibility will be severely constrained if the Bank is unable to maintain access to funding or if adequate financing is not available to accommodate future growth at acceptable interest rates. If the Bank is required to rely more heavily on more expensive funding sources to support future growth, revenues may not increase proportionately to cover costs, and profitability would be adversely affected. Furthermore, the Bank’s ability to borrow on a secured basis may be reduced as a result of adjustments in collateral coverage requirements. In the case of the FHLB, the Bank’s borrowing capacity may be reduced due to concerns regarding the Bank’s financial condition and/or the FHLB’s unilateral decision to curtail certain lending in an effort to improve regulatory capital ratios.

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

The value of securities in the investment securities portfolio may be negatively affected by continued disruptions in securities markets. The market for some investment securities held in the Bank’s portfolio has become extremely volatile over the past twelve months. Volatile market conditions may detrimentally affect the value of these securities, such as through reduced valuations due to the perception of heightened credit and liquidity risks. There can be no assurance that the declines in market value associated with these disruptions will not result in other than temporary impairments of these assets, which would lead to accounting charges that could have a material adverse effect on the results of operations and capital levels.

The Bank’s investment in Federal Home Loan Bank of Seattle (FHLB) stock may become impaired. As of December 31, 2008, the Bank held $8.3 million of FHLB stock as required under certain borrowing agreements. During the first quarter of 2009, the FHLB indicated that its ability to pay future dividends was uncertain due to reduction of its retained earnings resulting from the recognition of investment security impairments. The valuation of the FHLB stock with the Bank may become impaired if the FHLB is unable to pay a cash dividend or continues to experience significant losses for an extended period. During 2008, the Company recognized approximately $97 thousand of dividend income from FHLB stock.

There can be no assurance that recently enacted legislation authorizing the U.S. government to inject capital into financial institutions and purchase assets from financial institutions will help stabilize the U.S. financial system. On October 3, 2008, President Bush signed into law the Emergency Economic Stabilization Act of 2008 (EESA). The legislation was the result of a proposal by Treasury Secretary Henry Paulson to the U.S. Congress on September 20, 2008 in response to the financial crises affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions. Pursuant to the EESA, the Treasury will have the authority to, among other things, invest in preferred stock of financial institutions and purchase mortgages, mortgage-backed securities and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets. There can be no assurance, however, as to the actual impact that the EESA will have on the financial markets, including the extreme levels of volatility and limited credit availability currently being experienced. The failure of the EESA to help stabilize the financial markets and a continuation or worsening of current financial market conditions could materially and adversely affect the Company’s business, financial condition, results of operations, or access to credit, or the trading price of the Company’s common stock.

Supervisory guidance on commercial real estate concentrations could restrict the Company’s activities and impose financial requirements or limitations on the conduct of our business. The Office of the Comptroller of the Currency, the Board of Governors of the Federal Reserve System, and the FDIC adopted guidance on sound risk management practices for concentrations in commercial real estate lending. This guidance is intended to help ensure that institutions pursuing a significant commercial real estate lending strategy remain healthy and profitable while continuing to serve the credit needs of their communities. The federal agencies are concerned that rising commercial real estate loan concentrations may expose institutions to unanticipated earnings and capital volatility in the event of adverse changes in commercial real estate markets. The regulatory guidance reinforces and enhances existing regulations and guidelines for safe and sound real estate lending. The guidance provides supervisory criteria, including numerical indicators to assist in identifying institutions with potentially significant commercial real estate loan concentrations that may warrant greater supervisory scrutiny.

There are two numerical measures in the regulatory guidance. The thresholds of numerical indicators in the guidance that indicate significant commercial real estate loan concentrations are as follows: (1) loans in the Call Report (the quarterly Report of Condition required to be filed with federal banking regulators) categories of Construction, Land Development and Other Land loans are greater than 100% of the institution’s Tier 1 Capital; and (2) commercial real estate loans, as defined in the guidance, are greater than 300% of the institution’s total Tier 1 Capital. The first numerical indicator, the aggregate of construction, land development and other land loans divided by the Bank’s Tier 1 Capital was 400% as of December 31, 2008. The second numerical indicator, the aggregate of our non-owner-occupied commercial real estate loans, divided by the Bank’s Tier I Capital was

815% as of December 31, 2008. Thus, the Bank’s portfolio meets the definition of a concentration, as set forth in the guidelines.

The guidance does not limit banks’ commercial real estate lending, but rather guides institutions in developing risk management practices and levels of capital that are commensurate with the level and nature of their commercial real estate concentrations. The Bank’s lending and risk management practices are taken into account in supervisory evaluations of its capital adequacy.

The Company is dependent on key personnel and the loss of one or more of those key personnel may harm prospects. The Company currently depends heavily on the services of its key management personnel. The loss of services of key personnel in the future could harm the results of operations and financial condition. Success also depends in part on the ability to attract and retain additional qualified management personnel. Competition for such personnel is strong in the banking industry, and the Company may not be successful in attracting or retaining the personnel required or obtaining required regulatory approval for new personnel.

The Company may not grow to an asset size to support the existing infrastructure. The Company’s infrastructure, including delivery systems, staffing, facilities, technology and experienced staff, was developed in the recent years to support continued growth. Until the Company’s capital levels improve, regulatory requirements will limit the ability to grow through acquisitions, de novo branches or new lines of business. The Company has implemented a revised organizational structure and consolidated its retail banking, commercial banking and private banking delivery channels intending to decrease the Company’s infrastructure. If the Company does not adequately decrease its infrastructure and is unable to grow, it may not reach a size to materialize on economies of scale and produce improved operating results. The failure to improve the operating efficiency of the Bank will adversely impact the amount of retained earnings available for dividends to the Company. This, in turn, will adversely impact the ability of the Company to service its debt and may require additional capital to be raised in the future.

The Company is subject to extensive regulation. The Company and the Bank’s operations are subject to extensive regulation by federal, state and local governmental authorities and to various laws and judicial and administrative decisions imposing requirements and restrictions on part or all of its operations. Because the banking business is highly regulated, the laws, rules and regulations applicable to the Company and the Bank are subject to frequent change. There are typically proposed laws, rules and regulations that, if adopted, would adversely impact operations. These proposed laws, rules and regulations, or any other laws, rules or regulations, could (1) make compliance more difficult or expensive, (2) restrict the ability to originate, broker or sell loans or accept certain deposits, (3) further limit or restrict the amount of commissions, interest or other charges earned on loans originated or sold, or (4) otherwise harm business or prospects for business.

The Company is exposed to risk of environmental and other liabilities with respect to properties to which it takes title. In the ordinary course of business, the Bank may own or foreclose and take title to real estate and could be or become subject to environmental liabilities with respect to these properties. The Bank may be held liable to a governmental entity or to third parties for property damage, personal injury, investigation and clean-up costs incurred by these parties in connection with environmental contamination, or may be required to investigate or clean up hazardous or toxic substances, or chemical releases at a property. The costs associated with investigation or remediation activities could be substantial. In addition, as the owner or former owner of a contaminated site, the Bank may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from the property. If the Bank ever became subject to significant environmental liabilities, the business, financial condition, liquidity and results of operations could be harmed.

The Company may not be successful achieving anticipated cost savings from the new business model or consolidations of financial centers. The Company may not be able to execute the new business model while maintaining high levels of customer service and, therefore, may be unable to recognize the anticipated cost savings. The Company may experience greater than expected costs in connection with the revised business model.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

At December 31, 2008, the Bank had 64 banking locations including 36 in Eastern and Central Washington, 10 in Northern Idaho and 18 in Utah. The Company’s main office, which is leased, is located in downtown Spokane, Washington. The Bank owns 35 banking facilities, leases 18 banking facilities and has 11 owned buildings on leased land at which banking services are provided. Approximately 3,000 square feet is leased for Administrative Offices and approximately 48,000 square feet is leased for the Bank’s operations center.

After the closure of six financial centers as of January 30, 2009, the Bank had 58 banking locations including 31 in Eastern and Central Washington, 9 in Northern Idaho and 18 in Utah.

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

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of the Company’s shareholders during the fourth quarter of 2008.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The common stock of AmericanWest Bancorporation is traded on the NASDAQ Global Select Market under the symbol “AWBC.” The following table sets out the high and low prices per share and cash dividends per share for the common stock for each quarter of 2008 and 2007 as reported by NASDAQ. The following quotes reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions:

Quarter Ended	High	Low	Cash Dividends Declared Per Share
December 31, 2008	$1.75	$0.74	—
September 30, 2008	$2.45	$1.12	—
June 30, 2008	$9.53	$1.60	—
March 31, 2008	$17.58	$7.85	$0.04
December 31, 2007	$20.53	$16.25	$0.04
September 30, 2007	$20.96	$14.84	$0.04
June 30, 2007	$21.67	$17.98	$0.04
March 31, 2007	$24.57	$19.89	$0.03

As of March 19, 2009, there were 1,490 holders of record of the Company’s common stock.

The payment of future cash dividends is at the discretion of the Board of Directors and is subject to a number of factors, including results of operations, general business conditions, growth, financial condition and other factors deemed relevant. Further, the Company’s ability to pay future cash dividends is subject to certain regulatory requirements and restrictions discussed in the Supervision and Regulation section in Item 1 above. Given the Company’s operating results and need to raise additional capital it is highly unlikely that dividends will be paid in the foreseeable future.

During the year ended December 31, 2006, the Board of Directors authorized the repurchase of up to 250,000 shares. No shares were repurchased under this authorization during 2008, 2007 or 2006. In 2007, there were 1,532 shares tendered as payment for the exercise of stock options.

The following table provides information as of December 31, 2008 with respect to the Company’s compensation plans under which shares of the Company’s common stock are authorized for issuance:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	320,701	$13.38	600,447
Equity compensation plans not approved by security holders	—	—	—
Total	320,701	$13.38	600,447

The following graph, which is “furnished” not “filed,” compares the cumulative total shareholder return on the Company’s common stock during the period beginning December 31, 2003, and ending December 31, 2008, with cumulative total returns on the NASDAQ Composite, SNL Bank Index and the SNL Western Bank Index for the same period. The graph and table assume that $100 was invested on December 31, 2003, and that all dividends were reinvested during each year presented. The information shown within the graph is not necessarily indicative of future performance. The source for the information is SNL Financial LC, Charlottesville, VA.

	Period Ending
Index	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08
AmericanWest Bancorporation	100.00	97.70	114.00	117.34	86.08	3.68
NASDAQ Composite	100.00	108.59	110.08	120.56	132.39	78.72
SNL Bank	100.00	112.06	113.59	132.87	103.25	58.91
SNL Western Bank	100.00	113.64	118.32	133.50	111.51	108.57

Item 6. Selected Financial Data.

The following table sets forth certain selected consolidated financial data of the Company at and for the years ended December 31:

(in thousands, except per share amounts)	2008	2007	2006	2005	2004
Statements of Income
Net interest income	$73,954	$84,089	$60,286	$53,987	$59,720
Loan loss provision	97,170	17,341	5,376	2,092	13,054
Non-interest income	18,667	16,316	9,782	8,383	9,247
Non-interest expense	193,617	70,767	52,705	41,408	42,738

(Loss) income before income tax (benefit) provision	(198,166)	12,297	11,987	18,870	13,175
Income tax (benefit) provision	(5,806)	3,759	4,357	4,998	3,670

Net (loss) income	$(192,360)	$8,538	$7,630	$13,872	$9,505

Basic (loss) earnings per common share	$(11.18)	$0.54	$0.68	$1.33	$0.93
Diluted (loss) earnings per common share	$(11.18)	$0.54	$0.67	$1.31	$0.91
Basic weighted average shares outstanding	17,211	15,766	11,183	10,407	10,185
Diluted weighted average shares outstanding	17,211	15,864	11,355	10,594	10,479

Statements of Condition
Securities	$65,270	$66,985	$39,518	$31,364	$28,511
Total assets	1,874,623	2,120,245	1,416,528	1,109,600	1,048,994
Gross loans:
Commercial real estate	630,540	580,627	529,699	427,368	325,637
Construction, land development and other land	388,381	523,913	230,313	158,289	221,095
Commercial and industrial	215,776	321,638	200,217	172,402	155,939
Residential real estate	200,047	153,043	86,371	59,226	52,784
Agricultural	160,944	157,196	155,433	126,044	140,896
Installment and other	28,777	31,455	18,853	19,554	31,523

Total gross loans	1,624,465	1,767,872	1,220,886	962,883	927,874

Deposits	1,573,533	1,529,427	1,123,939	897,430	894,798
Borrowings	184,201	285,902	126,686	81,847	40,933
Stockholders’ equity	$89,788	$283,987	$152,037	$121,477	$105,075

Financial Ratios
Return on average assets	-9.32%	0.45%	0.58%	1.29%	0.88%
Return on average equity	-83.46%	3.36%	5.33%	12.34%	9.37%
Net interest margin (1)	4.03%	5.09%	5.06%	5.47%	6.04%
Non-interest income to average assets	0.90%	0.85%	0.71%	0.78%	0.85%
Non-interest expense to average assets	9.38%	3.74%	3.99%	3.87%	3.94%
Efficiency ratio	87.6%	67.0%	73.8%	66.0%	61.6%

Cash dividends declared per share	$0.04	$0.15	$0.09	$—	$—
Cash dividend payout ratio	— (2)	27.8%	13.2%	—	—
Book value per share	$5.22	$16.51	$13.35	$11.58	$10.23
Tangible book value per share	$3.34	$8.09	$9.79	$10.20	$8.80

Average equity to average assets	11.16%	13.48%	10.95%	10.50%	9.36%
Ending tangible equity to tangible assets	3.12%	7.05%	8.10%	9.77%	8.74%
Non-performing loans to gross loans (3)	5.65%	2.21%	0.94%	1.50%	2.62%
Allowance for credit losses to gross loans (4)	2.79%	1.51%	1.31%	1.49%	1.99%

(1)	Tax-exempt securities included using a tax equivalent basis and an assumed tax rate of 34%.
(2)	Calculation of cash dividend payout ratio for 2008 is not meaningful.
(3)	Ratio shown net of government guarantees.
(4)	Includes the allowance for loan losses and reserve for unfunded commitments.

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

Critical Accounting Policies

The SEC defines critical accounting policies as those that require application of management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in future periods. The Company’s significant accounting policies are described in Note 1 in the Notes to the Consolidated Financial Statements. Not all of these accounting policies require management to make difficult, subjective or complex judgments or estimates. However, management believes that the following policies could be considered critical within the SEC’s definition.

Reserves and Contingencies. The Company must manage and control certain inherent risks in the normal course of its business. These include, credit risk, fraud risk, operations and settlement risk, and interest rate risk. The Company has established reserves for risk of losses, including the allowance for loan losses and tax contingencies. The allowance for loan losses represents Management’s estimate of the probable losses that have occurred as of the date of the financial statements, as further described in Note 1 in the Notes to the Consolidated Financial Statements. As a matter of internal policy, the Company recognizes as charge-offs the amount of any specific reserves required for loans that are classified as impaired.

As of December 31, 2008, the Company provided a 100% valuation allowance against the net deferred tax assets, resulting in a reduction in the benefit for income taxes of approximately $26.9 million for 2008. This valuation allowance was established based upon Management’s evaluation of the Company’s current prospects for generating future taxable income consideration of its current regulatory capital level. The deferred tax valuation allowance will be reviewed on a periodic basis and, if conditions warrant, adjusted to reflect any amount that is expected to be realized.

If the Company prevails in a matter for which an accrual has been established or is required to pay an amount exceeding recorded reserves, the financial impact will be reflected in the period in which the matter is resolved.

Goodwill and Intangible Assets. At December 31, 2008, the Company had $18.9 million of goodwill and $13.5 million of core deposit intangible assets which were recorded in connection with various business combinations. While generally accepted accounting principles require core deposit intangible assets be amortized against expense over their estimated useful lives, goodwill is not amortized but periodically tested for impairment. Management performs an impairment analysis on an annual basis (as of September 30), or more frequently if circumstances indicate an impairment may exist. As a result of an internal evaluation, a goodwill impairment charge of $27.0 million was recognized during the first quarter of 2008.

In connection with the annual goodwill impairment test, the Company engaged a nationally recognized consulting firm with expertise in the area of financial institution valuation to perform a goodwill impairment analysis. As a result of this analysis, the Company recognized an additional goodwill impairment valuation charge of $82.0 million during the third quarter of 2008. This impairment analysis required management to make subjective judgments regarding a variety of factors, including but not limited to competitive forces, customer behaviors and attrition, changes in revenue growth trends and delivery channel costs, changes in discount rates and specific industry and market valuation conditions. Additional information is included in Note 9 of the Notes to Consolidated Financial Statements.

Foreclosed Real Estate and Other Foreclosed Assets. As of December 31, 2008, approximately 75% of the Company’s loan portfolio was secured by real estate. In the event of customer default, the Company’s principal source of repayment is derived through the foreclosure and ultimate liquidation of real estate collateral. Upon receiving title to a property, the Company transfers the related balance from loans to other real estate owned in an amount equal to the lesser of the carrying value of the loan less estimated selling costs, or the appraised amount of the property less estimated selling costs and market discount. Any loss realized upon the initial transfer to other real estate owned is recognized as a loan charge-off.

The estimated selling costs are based upon current real estate commission rates for comparable properties. Appraised values are discounted if, in the opinion of management, the values do not fully reflect current market conditions. In determining the amount of a market discount, if any, management considers bona fide offers received on the subject or similar properties, the level of supply of similar properties, management’s judgment of other property specific attributes and expectations about future market conditions.

The Company complies in all respects with regulatory guidance regarding real estate appraisals prepared by third parties, including a requirement that appraisal firms be approved and that appraisal reports be reviewed by properly credentialed staff appraisers. In addition, updated property appraisals are generally procured every six months if a property has not been sold. Any additional impairment, along with any costs associated with insurance or maintenance, are recognized as a charge to current period earnings.

Fair Value of Financial Instruments. Effective January 1, 2007, the Company adopted SFAS No. 157, Fair Value Measurements, which among other things, requires enhanced disclosures about financial instruments carried at fair value. SFAS No. 157 establishes a hierarchical disclosure framework associated with the level of pricing observability utilized in measuring financial instruments at fair value. The degree of judgment utilized in measuring the fair value of financial instruments generally correlates to the level of pricing observability. Financial instruments with readily available active quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of pricing observability and a lesser degree of judgment utilized in measuring fair value. Conversely, financial instruments rarely traded or not quoted will generally have little or no pricing observability and a higher degree of judgment utilized in measuring fair value. Pricing observability is impacted by a number of factors, including the type of financial instrument, whether the financial instrument is new to the market and not yet established and the characteristics specific to the transaction. See Note 17 of the Notes to Consolidated Financial Statements for additional information about the level of pricing transparency associated with financial instruments carried at fair value.

Executive Overview

Results of Operations

				% Change
($ in thousands, except per share)	2008	2007	2006	2008	2007
Interest income	$119,670	$134,292	$93,853	-11%	43%
Interest expense	45,716	50,203	33,567	-9%	50%

Net interest income	73,954	84,089	60,286	-12%	39%
Loan loss provision	97,170	17,341	5,376	460%	223%

Net interest (loss) income after loan loss provision	(23,216)	66,748	54,910	-135%	22%
Non-interest income	18,667	16,316	9,782	14%	67%
Non-interest expense	193,617	70,767	52,705	174%	34%

(Loss) Income before income tax (benefit) provision	(198,166)	12,297	11,987	-1711%	3%
Income Tax (Benefit) Provision	(5,806)	3,759	4,357	-254%	-14%

Net (loss) income	$(192,360)	$8,538	$7,630	-2353%	12%

Basic (loss) earnings per common share	$(11.18)	$0.54	$0.68
Diluted (loss) earnings per common share	$(11.18)	$0.54	$0.67

The Company’s net loss for 2008 was $192.4 million as compared to net income of $8.5 million in 2007 and $7.6 million in 2006. The diluted loss per share in 2008 was $11.18 as compared to diluted earnings per share in 2007 of $0.54 and $0.67 in 2006. Excluding the goodwill impairment charge of $109.0 million in 2008, which is a non-GAAP disclosure, the net loss would have been $83.4 million, or $4.84 per share.

The return on average assets was -9.32% for 2008 as compared to a return on average assets of 0.45% in 2007 and 0.58% for 2006. Excluding the goodwill impairment charge, the return on average assets would have been -4.04% for the year ended December 31, 2008. The return on average equity for 2008 was -83.46% as compared to a return on average equity for 2007 of 3.36%, and 5.33% for 2006. Excluding the goodwill impairment charge, the return on average equity would have been -36.17% for 2008.

The 2008 financial results were shaped by the following:

•	Provision for loan losses of $97.2 million, principally related to an increase in non-performing loans and an overall decline in the residential construction and development markets.

•

Net interest margin decreased 106 basis points over the prior year related mainly to declines in the market interest rates, an increase in non-accrual loans and ongoing competitive market pressures to retain deposits.

•

Non-interest income increase of $2.4 million, or 14.4%, related mainly to increases in fees and service charges on deposits of $1.7 million, or 18.2%, increases in fees on mortgage loan sales of $668 thousand, or 21%. The other non-interest income category included income of $589 thousand related to the sale of the bankcard portfolio acquired through the Far West Bancorporation (FWBC) merger.

•	Non-interest expense increase of $122.9 million, or 174%, mainly related to:

•	Goodwill impairment charges totaling $109.0 million.

•

Salaries and employee benefits increased by $120 thousand, despite only three quarters of expense recorded in 2007 related to the FWB acquisition, net of costs associated with the reduction in force initiative of $781 thousand.

•	Occupancy and equipment costs increased $3.1 million or 25% due to new facilities acquired in the FWBC merger and new financial centers opened during the prior year.

•	A full year of amortization of other intangible assets resulting from the FWBC merger as compared to three quarters of expense recognized in 2007.

•	Impairment charges related to premises of $693 thousand related mainly to the branch closures which occurred in the first quarter of 2009.

•	Other than temporary impairment charge taken on one security of $492 thousand.

•	FDIC insurance and other regulatory assessment expense of $2.7 million.

The 2007 financial results were shaped by the following:

•	Merger with FWBC on April 1, 2007 which added $350.9 million of gross loans and $383.4 million of deposits.

•	Organic loan growth of $196.1 million, or 16%.

•	Provision for loan losses of $17.3 million, principally related to an increase in non-performing loans and an overall decline in the residential construction and development markets.

•

Net interest margin increase of 3 basis points over the prior year related to the acquired loans and deposits from FWBC. The margin compressed during the second half of the year due primarily to declines in market interest rates in the third and fourth quarters and ongoing competitive market pressures to retain deposits.

•

Non-interest income increase of $6.5 million, or 67%, related to increases in fees and service charges on deposits of $3.7 million, or 66%, increases in fees on mortgage loan sales of $1.5 million, or 85%, and increases in other non-interest income of $1.4 million, or 55%.

•	Non-interest expense increase of $18.1 million, or 34%, primarily related to:

•

Increase in salaries and employee benefits of $10.9 million, or 36%, principally due to additional full time equivalent employees from the new financial centers acquired in the merger with FWBC along with additional staffing related to mortgage lending operations.

•	Occupancy and equipment cost increases of $4.2 million or 52% due to new facilities acquired in the merger with FWBC and new financial centers opened during the year.

•	Amortization of intangibles increase of $2.5 million due to the FWBC merger.

Net Interest Income. Net interest income decreased 12.1% to $74.0 million in 2008 compared to $84.1 million in 2007. The decrease in 2008 is primarily due to declining interest rates as the Company is asset sensitive (as discussed under Item 7A Quantitative and Qualitative Disclosures About Market Risk), increases in non-performing assets, and an increase in the cost of funds.

The Company’s tax equivalent net interest margin for 2008 was 4.03% as compared to 5.09% in 2007. The tax equivalent net interest margin for 2006 was 5.06%. The earning assets yield decreased to 6.51% as compared to 8.11% in 2007 and 7.86% in 2006. The decrease in the average yield on loans during 2008 was due primarily to decreasing market interest rates and the increase in non-performing loans. The increase in the average yield on loans during 2007 was principally attributed to the acquisition of FWBC’s loan portfolio of $350.9 million, which had higher yielding loans. Partially offsetting the increased yield from the FWBC portfolio was the impact of an adjustment to the Company’s deferral of loan fees effective January 1, 2007. Prior to January 1, 2007, the Company did not defer loan fees or direct loan origination costs on loans with contractual maturities of one year or less as the amount was deemed immaterial. Based on the increased origination of large short-term loans with increasing fee amounts in 2007, effective January 1, 2007, the Company began deferring all loan fees and loan origination costs. The interest income on loans includes $4.4 million, $5.5 million and $4.8 million in loan fees for the years ended December 31, 2008, 2007 and 2006 respectively. The loan fee income as a percentage of average gross loans decreased to 25 basis points from 34 basis points in the year ended December 31, 2008 as compared to 2007. The decrease for 2008 as compared to 2007 is related to the slowing of production of commercial real estate loans which generated large fees.

The cost of funds decreased to 3.07% in 2008 as compared to 3.88% in 2007 and 3.59% in 2006. The decrease from 2007 is due partially to decreasing market interest rates during the year which is slightly offset by increasing market competition for deposits throughout the year.

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

	Year Ended December 31,
	2008			2007			2006
($ in thousands)	Average Balance	Interest	%	Average Balance	Interest	%	Average Balance	Interest	%
Assets
Loans (1)	$1,754,209	$116,028	6.61%	$1,585,078	$130,980	8.26%	$1,145,558	$91,743	8.01%
Taxable securities	49,863	2,494	5.00%	44,195	2,240	5.07%	31,069	1,504	4.84%
Nontaxable securities (2)	19,450	1,177	6.05%	17,127	1,047	6.11%	9,919	601	6.06%
Federal Home Loan Bank stock	9,303	97	1.04%	7,367	45	0.61%	6,122	6	0.10%
Overnight deposits with other banks and other	12,680	273	2.15%	5,970	336	5.63%	3,945	203	5.15%

Total interest earning assets	1,845,505	120,069	6.51%	1,659,737	134,648	8.11%	1,196,613	94,057	7.86%

Non-interest earning assets	219,468			226,912			110,739

Total assets	$2,064,973			$1,886,649			$1,307,352

Liabilities
Interest bearing demand deposits	$135,167	$712	0.53%	$130,553	$996	0.76%	$88,936	$650	0.73%
Savings and MMDA deposits	498,807	9,904	1.99%	500,367	15,227	3.04%	351,697	10,246	2.91%
Time deposits	618,594	24,601	3.98%	493,323	24,079	4.88%	376,340	15,947	4.24%

Total interest bearing deposits	1,252,568	35,217	2.81%	1,124,243	40,302	3.58%	816,973	26,843	3.29%

Overnight borrowings	51,109	1,564	3.06%	34,422	1,856	5.39%	39,056	2,019	5.17%
Junior subordinated debt	41,239	2,762	6.70%	36,720	2,754	7.50%	18,349	1,554	8.47%
Other borrowings	146,170	6,173	4.22%	98,819	5,291	5.35%	61,585	3,151	5.12%

Total interest bearing liabilities	1,491,086	45,716	3.07%	1,294,204	50,203	3.88%	935,963	33,567	3.59%

Non-interest bearing demand deposits	319,089			318,878			218,230
Other non-interest bearing liabilities	24,308			19,301			9,955

Total liabilities	1,834,483			1,632,383			1,164,148

Total Stockholders’ Equity	230,490			254,266			143,204

Total liabilities and stockholders’ equity	$2,064,973			$1,886,649			$1,307,352

Net interest income and spread		$74,353	3.44%		$84,445	4.23%		$60,490	4.27%

Net interest margin to average earning assets			4.03%			5.09%			5.06%

(1)	Includes loans held for sale and non-performing loans in average loans. Interest income includes loan fee income.
(2)	Tax-exempt securities income has been presented using a tax equivalent basis and an assumed tax rate of 34%.

The following table sets forth a summary of changes in the components of net interest income due to changes in average interest earning assets and interest earning liabilities and the resultant changes in interest income and interest expense:

	2008 vs 2007			2007 vs 2006
($ in thousands)	Increase (decrease) in net interest income due to changes in
	Volume	Rate	Total	Volume	Rate	Total
Interest earning assets
Loans (1)	$13,938	$(28,890)	$(14,952)	$35,199	$4,038	$39,237
Securities (2)	428	(44)	384	1,044	138	1,182
Overnight deposits with other banks and FHLB stock	247	(258)	(11)	68	104	172

Total interest earning assets	$14,613	$(29,192)	$(14,579)	$36,311	$4,280	$40,591

Interest bearing liabilities
Interest bearing demand deposits	$35	$(319)	$(284)	$304	$42	$346
Savings and MMDA deposits	(47)	(5,276)	(5,323)	4,331	650	4,981
Time deposits	6,098	(5,576)	522	4,957	3,175	8,132

Total interest bearing deposits	6,086	(11,171)	(5,085)	9,592	3,867	13,459
Overnight borrowings	897	(1,189)	(292)	(240)	77	(163)
Junior subordinated debt	338	(330)	8	1,556	(356)	1,200
Other borrowings	2,528	(1,646)	882	1,905	235	2,140

Total interest bearing liabilities	9,849	(14,336)	(4,487)	12,813	3,823	16,636

Total increase (decrease) in net interest income	$4,764	$(14,856)	$(10,092)	$23,498	$457	$23,955

(1)	Includes loans held for sale and non-performing loans in average loans. Interest income includes loan fee income.
(2)	Tax-exempt securities income has been presented using a tax equivalent basis and an assumed tax rate of 34%.

The interest rates on loans vary with the degree of risk and amount of the loan, and are further subject to competitive pressures, market rates, the availability of funds and government regulations. As of December 31, 2008 and 2007, approximately 71% and 73%, respectively, of the total loans had interest rates that adjust based on a spread to market reference rates. The market reference rates are based on various indices such as the prime rates of interest charged by money center banks, the Federal Home Loan Bank of Seattle (FHLB) borrowing rates or London Interbank Offering Rates (LIBOR). Some of these rate adjustments are immediate while some will reprice in up to five years.

Provision for Loan Losses. Provision for loan losses was $97.2 million in 2008 as compared to $17.3 million in 2007 and $5.4 million in 2006. The increase in the provision is principally due to the charge-off of $78.6 million of loans during the year. Additionally, the increase in 2008 reflects the deterioration in the residential construction and development segment of the loan portfolio which began in late 2007. The increase in the provision during 2007 as compared to 2006 was principally due to charge-offs totaling $15.3 million related the deterioration in certain segments of the portfolio.

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

Non-interest Income. Non-interest income increased $2.4 million to $18.7 million for 2008 as compared to $16.3 million in 2007. Non-interest income was $9.8 million in 2006. The following table summarizes certain non-interest income categories for the years ended December 31, 2008, 2007 and 2006.

	2008 compared to 2007				2007 compared to 2006
($ in thousands)	2008	2007	Dollar Change	Percent Change	2007	2006	Dollar Change	Percent Change
Fees and service charges on deposits	$10,870	$9,199	$1,671	18%	$9,199	$5,526	$3,673	66%
Fees on mortgage loan sales	3,843	3,175	668	21%	3,175	1,713	1,462	85%
Bankcard revenue	1,266	1,110	156	14%	1,110	381	729	191%
Bank owned life insurance	1,089	1,007	82	8%	1,007	533	474	89%
Asset sale income	822	507	315	62%	507	433	74	17%
Other	777	1,318	(541)	-41%	1,318	1,196	122	10%

Total	$18,667	$16,316	$2,351	14%	$16,316	$9,782	$6,534	67%

The increased income related to fees and service charges on deposits in 2008 is mainly attributable to debit card and overdraft fees recognized. The fees on mortgage loan sales increase is related to increased activity due primarily to staffing levels in mortgage lending. Asset sale income increased due primarily to gains recorded on sales of premises and equipment during the year. The decrease in other non-interest income is related mainly to income from a vendor who changed its fee schedule during the year plus merchant fee income changes.

Non-interest Expense. Non-interest expense increased by 174% to $193.6 million in 2008 compared to $70.8 million in 2007. Non-interest expense for 2006 was $52.7 million. The following table summarizes the major non-interest expense categories for the years ended December 31, 2008, 2007 and 2006.

	2008 compared to 2007				2007 compared to 2006
($ in thousands)	2008	2007	Dollar change	Percent change	2007	2006	Dollar Change	Percent Change
Goodwill impairment	$109,000	$—	$109,000	100%	$—	$—	$—	0%
Salaries and employee benefits	41,332	41,212	120	0%	41,212	30,284	10,928	36%
Occupancy and equipment	15,414	12,316	3,098	25%	12,316	8,110	4,206	52%
Amortization of intangible assets	3,475	3,480	(5)	0%	3,480	982	2,498	254%
Foreclosed assets	3,533	322	3,211	997%	322	750	(428)	-57%
FDIC insurance	2,711	105	2,606	2482%	105	268	(163)	-61%
Bankcard and Debit card	1,692	1,318	374	28%	1,318	511	807	158%
Legal	1,441	530	911	172%	530	549	(19)	-3%
Loans	1,377	596	780	131%	596	762	(166)	-22%
Impairment of premises and securities	1,185	219	966	441%	219	507	(288)	-57%
State business and occupancy tax	1,120	1,290	(170)	-13%	1,290	1,238	52	4%
Advertising	894	972	(78)	-8%	972	1,081	(109)	-10%
Supplies	766	1,041	(275)	-26%	1,041	1,118	(77)	-7%
FRB and correspondent bank fees	515	572	(57)	-10%	572	621	(49)	-8%
Regulatory and audit	549	503	46	9%	503	516	(13)	-3%
Provision for unused commitments	(714)	236	(950)	-403%	236	415	(179)	-43%
Other	9,327	6,055	3,272	54%	6,055	4,993	1,062	21%

Total	$193,617	$70,767	$122,850	174%	$70,767	$52,705	$18,062	34%

The year ended December 31, 2008 included a goodwill impairment charge of $109.0 million. Excluding this item, a non-GAAP presentation, non-interest expenses would have been $84.6 million for 2008, an increase of 20% as compared to 2007. The increase in occupancy and equipment over the prior year is related mainly to locations acquired through the FWBC merger in the second quarter of 2007 and new locations opened during 2007. The increase in foreclosed assets expense is related to $3.1 million of impairment charges taken in 2008 as compared to $77 thousand of impairment charges in 2007. The regulatory and audit expense has increased due to a one-time FDIC assessment credit utilized during 2007 and an increase in the 2008 assessment rates for the Bank as a result of declining regulatory capital ratios.

Benefit or Provision for Income Tax. The income tax benefit as a percentage of the net loss before the benefit for income tax for the year ended December 31, 2008 was 2.9%. Excluding the goodwill impairment charge of $109.0 million and the deferred tax valuation allowance of $26.9 million, the benefit for income tax would have been 35.7% for 2008. This compares to a provision for income tax of 30.6% and 36.3% for the years ended December 31, 2007 and 2006, respectively. During 2007, the effective tax rate was reduced by 108 basis points as a result of certain adjustments related to the Company’s 2006 federal tax return filed during 2007. Additionally, the effective tax rate for the years ended December 31, 2007 and 2006 were increased by approximately 97 and 381 basis points due to the recapture of certain historical rehabilitation tax credits recognized in prior years. The effective benefit rate for the year ended December 31, 2008 was not impacted by tax credits.

At December 31, 2008, the Company had $26.9 million of net deferred tax assets which were comprised of tax-affected cumulative temporary differences, which have resulted, to a large extent, from the significant increase in the provision for loan losses. In evaluating the need for a valuation allowance, the Company considered all of the events and evidence available, including the Company’s three-year cumulative loss position, income tax carry-back and carry-forward availability and difficulty in predicting future operating results. Management concluded that it is more likely than not that the majority of the net deferred tax assets will not be utilized in light of uncertainties surrounding the Company’s ability to generate sufficient taxable income. This determination was a result of recent events in the market and our difficulty in forecasting future profit levels on a continuing basis. Therefore, at December 31, 2008, the Company recognized a valuation allowance to fully reserve against the deferred tax asset. The Company incurred an additional income tax provision of $26.9 million in 2008, primarily as a result of recognizing the valuation allowance against net deferred tax assets.

To the extent that the Company can generate taxable income in the future sufficient to offset the tax deductions represented by the net deferred tax asset, the non-cash valuation allowance that has been established may be partially or entirely reduced. If the valuation allowance is reduced or eliminated, future tax benefits will be recognized that will have a positive non-cash impact on the Company’s net income and stockholders’ equity.

Balance Sheet Management

Lending and Credit Risk Management. The Company follows loan policies that establish limits on loan commitments by loan type, credit review and grading criteria, and other matters such as loan administration, loans to affiliates, loan costs, problem loans and loan loss reserves, and related items. Loans are analyzed at origination and on a periodic basis as conditions warrant as outlined in the Company’s loan policies.

Management has established guidelines and underwriting policies for approval of all loan applications. Delegated credit approval limits generally vary according to the type of loan and the lender’s experience. The maximum loan approval limits per aggregate relationship that are available to any one employee are established up to $10.0 million. Aggregate lending relationships in excess of $10.0 million require the approval of the credit committee, which is comprised of members of executive management with oversight provided by the board of directors.

In addition to its internal credit approval and review processes, the Company engages an independent third party to review a significant sample of the loan portfolio on a periodic basis to determine any weaknesses in the portfolio and to assess the general quality of credit underwriting and monitoring. The results of the reviews are presented to the Chief Credit Officer and the Audit and Compliance Committee. If an individual loan or credit relationship has a weakness identified during the review process, the loans comprising a credit relationship, will be downgraded to a classification that most closely matches the current risk level.

Under applicable state laws, loans by the Bank to a single borrower or related entity are limited. The Bank may purchase or sell whole or portions of loans without recourse to third parties. At December 31, 2008 and 2007, the outstanding balance of loan participations sold was $43.0 million and $36.3 million, respectively. At December 31, 2008 and 2007, the Bank had outstanding purchased loans of $63.2 million and $117.4 million, respectively.

During the year ended December 31, 2005, the Bank purchased $76.2 million loans at a premium. At December 31, 2008 and 2007, the remaining unamortized premium on these purchased loans was $301 thousand and $368 thousand, respectively, and is included in the commercial real estate loan category with the remaining principal on these loans. The remaining balance of these loans at December 31, 2008 was $56.3 million, of which $1.2 million was non-performing.

Loan Concentrations. The aggregate maturities of certain loans in the Bank’s loan portfolio at December 31, 2008 are shown in the following table. Additionally, the table identifies the balance of loans with variable and adjustable interest rates which mature in greater than one year. Actual maturities may differ from the contractual maturities shown below as a result of renewals and prepayments:

	Maturity				Loans Over One Year By Rate Sensitivity
($ in thousands)	Less than 1 year	1-5 years	Thereafter	Total	Fixed Rate	Variable Rate
Commercial, Financial and Agriculture	$200,722	$111,049	$64,949	$376,720	$81,015	$295,705
Construction—Real Estate	306,420	22,057	—	328,477	105,994	222,483

Total	$507,142	$133,106	$64,949	$705,197	$187,009	$518,188

The following table provides a summary of the major categories of loans and the percentage of the total composition for each as of December 31, 2008 and 2007:

($ in thousands)	2008	% of Total	2007	% of Total
Commercial real estate	$630,540	39%	$580,627	33%
Construction, land development and other land	388,381	24%	523,913	30%
Commercial and industrial	215,776	13%	321,638	18%
Residential Real Estate	200,047	12%	153,043	8%
Agricultural	160,944	10%	157,196	9%
Installment and other	28,777	2%	31,455	2%

Total loans	$1,624,465	100%	$1,767,872	100%

Management has assessed, and will continue to assess on an on-going basis, the effect of the economy within the Bank’s principal market area on the credit risk in the loan portfolio and of overall economic conditions on the entire balance sheet. Management is aware of recent downturns in the residential real estate economy which have adversely affected the credit quality of that portion of the loan portfolio. Additionally, management recognizes certain geographical concentrations in the market areas serviced and continues to closely monitor the Bank’s credit quality and focus on identifying potential problem credits and any loss exposure in a timely manner. Industry concentration and related limits will continue to be subject to on-going assessments.

The following table provides a further breakdown of the construction, land development and other land loans category as of December 31, 2008 and 2007:

($ in thousands)	2008	2007
Residential land development	$173,065	$201,631
Investor commercial construction	87,241	98,393
Owner occupied commercial construction	42,922	45,333
Builder spec	38,895	50,395
Residential consumer	31,223	41,231
Raw land	10,074	23,066
Builder custom	576	20,383
Other	4,385	43,481

Total construction, land development and other land	$388,381	$523,913

As of December 31, 2008, the Bank’s largest 20 credit relationships consisted of loans and loan commitments ranging from $26.7 million to $7.4 million, with an aggregate total credit exposure of $227.9 million and outstanding balances of $192.7 million. Bank management believes that these credits have been underwritten in an appropriate manner and structured to minimize the Bank’s potential exposure to loss. Of this total $98.9 million is related to commercial construction or land acquisition and development loans of which $21.5 million was classified as non-performing as of December 31, 2008. Charge-offs totaling $8.5 million were taken during the year ended December 31, 2008, related to these relationships.

Asset Quality and Non-performing Assets. Non-performing assets include loans that are 90 or more days past due or in non-accrual status, and real estate and other loan collateral acquired through foreclosure and repossession. Accruing loans 90 days or more past due may remain on an accrual basis because they are adequately collateralized and in the process of collection. For non-accrual loans, no interest income is recognized unless the borrower demonstrates an ability to resume payments of principal and interest, and the loan is returned to accrual status. Interest previously accrued, but not collected, is reversed and charged against income at the time a loan is placed on non-accrual status.

The following table provides information related to the Company’s non-performing assets:

	As December 31,
($ in thousands)	2008	2007	2006	2005	2004
Non-performing loans:
Non-accrual loans	$91,744	$39,098	$11,500	$14,452	$24,222
Accruing loans 90 days or more past due	—	—	—	31	53

Total non-performing loans	91,744	39,098	11,500	14,483	24,275
Other real estate owned and other repossessed assets	15,781	1,230	644	2,221	4,201

Total non-performing assets	$107,525	$40,328	$12,144	$16,704	$28,476

Allowance for loan losses	$44,722	$25,258	$15,136	$13,895	$18,282
Reserve for unfunded commitments	660	1,374	881	466	193

Allowance for credit losses	$45,382	$26,632	$16,017	$14,361	$18,475

Government guarantee portion of loans excluded from non-performing loans	$1,572	$992	$3,978	$1,225	$1,276
Ratio of total non-performing assets to total assets	5.74%	1.90%	0.86%	1.51%	2.71%
Ratio of total non-performing loans to total loans	5.65%	2.21%	0.94%	1.50%	2.62%
Ratio of allowance for credit losses to total non-performing loans	49.47%	68.12%	139.28%	99.16%	76.11%

Total non-performing assets were $107.5 million or 5.74% of total assets as of December 31, 2008. This compares to $40.3 million or 1.90% of total assets, at December 31, 2007. These amounts exclude government guarantees of $1.6 million and $1.0 million for the years ended December 31, 2008 and 2007, respectively. The total non-performing loans, net of government guarantees, consisted of the following categories at December 31, 2008 and 2007:

($ in thousands)	2008	% of Non- performing	2007	% of Non- performing
Construction, land development and other land	$73,729	80%	$27,302	70%
Commercial real estate	11,097	12%	2,649	7%
Commercial and industrial	5,214	6%	5,360	14%
Residential Real Estate	1,156	1%	596	1%
Agricultural	516	1%	3,166	8%
Installment and other	32	0%	25	0%

Total loans	$91,744	100%	$39,098	100%

The total non-performing loans, net of government guarantees, by state at December 31, 2008 and 2007 are summarized below:

($ in thousands)	2008	% of Non- performing	2007	% of Non- performing
Utah	$51,103	55%	$23,181	59%
Washington	24,528	27%	6,007	15%
Arizona	11,998	13%	—	0%
California	3,548	4%	1,287	4%
Idaho	502	1%	8,621	22%
Colorado	—	0%	2	0%
Oregon	65	0%	—	0%

Total loans	$91,744	100%	$39,098	100%

The following is a summary of the activity of the non-performing loans during the year ended December 31, 2008:

($ in thousands)
December 31, 2007	$39,098
Additions and other	185,385
Charge-offs	(78,560)
Paydowns and sales	(24,635)
Reclassified to foreclosed real estate and other foreclosed assets	(29,544)

December 31, 2008	$91,744

The Bank has evaluated adequacy for all collateral dependent impaired loans that are included in non-performing loans and believes the carrying values are supported by underlying collateral values. Had the non-performing loans been performing during the years ended December 31, 2008, 2007 and 2006, the Company would have recognized an additional $4.3 million, $1.3 million and $1.1 million in interest income, respectively.

As of December 31, 2008, other real estate owned (OREO) and foreclosed property totaled $15.8 million, as compared to $1.2 million at December 31, 2007. Of this total, $15.5 million was comprised of real estate.

OREO at December 31, 2008 was comprised of 22 individual properties, the largest of which was a condominium complex in South Jordan, Utah with a carrying value of $6.0 million. Of the remaining properties, only three had carrying values in excess of $1.0 million, including two residential developments ($2.4 million, and $1.3 million), and a residential condominium ($1.8 million). The remaining 18 properties had an average carrying value of $257 thousand and consisted principally of completed single family residences. The weighted average holding period for properties held as of December 31, 2008 was approximately three months.

The Company pursues an active liquidation strategy designed to condense holding periods and carrying costs associated with OREO. Marketing strategies commence during the foreclosure process, prior to ownership of the foreclosed asset. During 2008, the Company liquidated 30 OREO properties that had a weighted average duration of time from foreclosure to sale of approximately two months.

The following table sets forth the major components of the changes in OREO and foreclosed property during 2008:

	For the year ending December 31,
	2008		2007
($ in thousands)	Amount	Number	Amount	Number
Beginning balance	$1,230	4	$644	6
Additions to OREO	29,544	48	2,134	5
Valuation adjustments	(3,071)		(77)
Disposition of OREO	(11,922)	(30)	(1,471)	(7)

Ending balance	$15,781	22	$1,230	4

Analysis of Allowance for Loan Losses

The allowance for loan losses is established to absorb known and inherent losses primarily resulting from loans outstanding as of the statement of financial condition date. Accordingly, all loan losses are charged to the allowance and all recoveries are credited to it. The provision for loan losses charged to operating expense is based on past credit loss experience and other factors which in management’s judgment deserve current recognition in estimating probable credit losses. Such other factors include growth and composition of the loan portfolio, credit concentrations, trends in portfolio volume, maturities, delinquencies and non-accruals, historical loss trends and general economic conditions. While management uses the best information available to base its estimates, future adjustments to the allowance may be necessary if economic conditions, particularly in the Company’s market areas, differ substantially from the assumptions initially used. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

The Company utilizes a loan loss reserve methodology and documentation process which it believes is consistent with SEC Accounting Bulletin No. 102, Selected Loan Loss Allowance Methodology and Documentation Issues. Additionally, the Company has adopted Statement of Financial Accounting Standards (SFAS) No. 114, Accounting by Creditors for Impairment of a Loan, and SFAS No. 118, Accounting by Creditors for Impairment of a Loan—Income Recognition and Disclosures. These accounting pronouncements require specific identification of an allowance for loan loss for an impaired loan. To this end, the Company developed a systematic methodology using a nine-grade risk rating system to determine its allowance for loan losses. Current collateral values, less costs to sell, are considered in cases where this type of analysis is applicable. On a quarterly basis, the allowance is recalculated using the methodology to determine if the allowance is adequate.

This methodology includes a detailed analysis of the loan portfolio that is performed by competent and well-trained personnel who have the skills and experience to perform analyses, estimates, reviews and other loan loss methodology functions. All loans are considered in the analysis, either on an individual or group basis, using current data. Loans are evaluated for impairment on an individual basis, if applicable, and the remainder of the portfolio is segmented into groups of loans with similar risk characteristics. Additionally, the methodology includes consideration of particular risks inherent in different kinds of lending. The analysis ensures the loan loss allowance balance and methodology is in accordance with accounting principles generally accepted in the United States of America and that it also complies with the provisions of the Interagency Policy Statement issued in 2006 by the federal bank regulatory agencies. Management believes that the allowance for loan losses is adequate as of December 31, 2008.

At December 31, 2008 and 2007, the Company had $87.0 million and $26.5 million, respectively of loans that were not classified as non-performing but for which known information about the borrower’s financial condition caused management to have concern about the ability of the borrowers to comply with the repayment terms of the loans. These loans were identified through the loan review process described above that provides for assignment of a risk rating based on a nine-grade scale. Based on the evaluation of current market conditions, loan collateral, other secondary sources of repayment and cash flow generation, management does not anticipate any significant losses related to these loans. These loans are subject to continuing management attention and are considered in the determination of the allowance for loan losses. A decline in the economic conditions in the Company’s market areas or other factors could adversely impact individual borrowers or the loan portfolio in general. Accordingly, there can be no assurance that other loans will not become 90 days or more past due, be placed on non-accrual status or transferred to foreclosed real estate and other foreclosed assets in the future.

The following table sets forth information by loan type regarding charge-offs and recoveries in the Company’s allowance for loan losses for the years ended December 31, as follows:

($ in thousands)	2008	2007	2006	2005	2004
Balance of allowance for loan losses at beginning of period	$25,258	$15,136	$13,895	$18,282	$12,252
Charge-offs
Commercial real estate	1,335	1,383	218	3,394	190
Construction, land development, and other land	71,292	2,475	54	614	254
Commercial and industrial	4,114	9,449	6,015	1,023	6,578
Agricultural	627	211	363	908	—
Residential real estate	692	649	43	160	248
Installment and other	500	1,103	328	826	852

Total charge-offs	78,560	15,270	7,021	6,925	8,122
Recoveries
Commercial real estate	351	10	93	87	28
Construction, land development, and other land	208	—	—	17	453
Commercial and industrial	57	245	171	88	515
Agricultural	20	—	341	10	—
Residential real estate	8	28	2	72	16
Installment and other	210	239	211	172	86

Total recoveries	854	522	818	446	1,098
Net charge-offs	77,706	14,748	6,203	6,479	7,024
Provision for loan losses	97,170	17,341	5,376	2,092	13,054
Allowance acquired through acquisition	—	7,529	2,068	—	—

Balance of allowance for loan losses at end of period	$44,722	$25,258	$15,136	$13,895	$18,282

Ratio of net charge-offs to average loans	4.43%	0.93%	0.54%	0.68%	0.77%
Ratio of provision for loan losses to average loans	5.54%	1.09%	0.47%	0.22%	1.43%
Recoveries as a percentage of charge-offs	1.09%	3.42%	11.65%	6.44%	13.52%
Average loans outstanding during the period	$1,754,209	$1,585,078	$1,145,558	$952,151	$913,844

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

	For the year ended December 31,
	2008		2007		2006		2005		2004
($ in thousands)	Amount of Allowance	Loans to Gross Loans	Amount of Allowance	Loans to Gross Loans	Amount of Allowance	Loans to Gross Loans	Amount of Allowance	Loans to Gross Loans	Amount of Allowance	Loans to Gross Loans
Commercial real estate	$9,636	39%	$6,281	33%	$5,251	43%	$4,769	44%	$6,399	35%
Construction, land development and other land	21,405	24%	9,611	30%	2,197	19%	1,719	17%	4,388	24%
Commercial and industrial	5,557	13%	4,444	18%	2,922	16%	3,403	18%	3,108	17%
Agricultural	2,230	10%	2,672	9%	3,513	13%	2,933	13%	2,742	15%
Residential real estate	5,245	12%	1,261	8%	890	7%	729	6%	1,097	6%
Installment and other	649	2%	989	2%	363	2%	342	2%	548	3%

Total	$44,722	100%	$25,258	100%	$15,136	100%	$13,895	100%	$18,282	100%

Investments

Investment activities are undertaken in accordance with the Asset/Liability Management Policy that has been approved by the Board of Directors of the Company. Activities are reviewed by the Asset/Liability Management Committee and the Board of Directors of the Company. The following table sets forth the carrying value, by type, of the securities in the Company’s portfolio at December 31, 2008, 2007 and 2006:

($ in thousands)	2008	% of Total	2007	% of Total	2006	% of Total
Obligations of federal government agencies	$5,814	9%	$17,446	26%	$11,857	30%
Obligations of states, municipalities and political subdivisions	21,451	33%	19,585	29%	9,062	23%
Mortgage-backed securities	36,606	56%	26,360	40%	14,739	37%
Corporate Securities	—	—	1,487	2%	1,481	4%
Other securities	1,399	2%	2,107	3%	2,379	6%

Total securities	$65,270	100%	$66,985	100%	$39,518	100%

At December 31, 2008, 2007 and 2006, the fair value of the Company’s securities exceeded amortized cost by $102 thousand, $197 thousand and $100 thousand, respectively. Government agency and privately issued securities comprised 82% and 18%, respectively, of total mortgage-backed securities at December 31, 2008. There were no sub-prime securities in the portfolio at December 31, 2008, 2007 or 2006. No portion of the Company’s investment portfolio is invested in derivative securities (meaning securities whose value derives from the value of an underlying security or securities, or market index of underlying securities’ values). During the year ended December 31, 2008, the Company determined one security, a Sallie Mae preferred stock, was other than temporarily impaired and recorded a $492 thousand charge.

The following table sets forth the carrying values, maturities and approximate average aggregate yields of securities in the Company’s investment portfolio by type at December 31, 2008:

($ in thousands)	Yield	Amount
U.S. Treasury and other U.S. government agencies:
1 year or less	5.17%	$2,024
Over 1 through 5 years	5.19%	1,815
Over 5 through 10 years	4.46%	1,975

Total	4.93%	$5,814

States and political subdivisions:
1 year or less	4.39%	$1,317
Over 1 through 5 years	4.55%	4,036
Over 5 through 10 years	3.94%	5,036
Over 10 Years	4.08%	11,062

Total	4.15%	$21,451

Other securities, including mortgage-backed and corporate:
1 year or less	4.41%	$47
Over 1 through 5 years	5.67%	3,472
Over 5 through 10 years	4.95%	4,454
Over 10 years	4.51%	30,032

Total	4.67%	$38,005

Total investment securities:
1 year or less	4.85%	$3,388
Over 1 through 5 years	5.09%	9,323
Over 5 through 10 years	4.42%	11,465
Over 10 years	4.40%	41,094

Total	4.52%	$65,270

The weighted average yield related to states and political subdivisions reflects the actual yield and is not presented on a tax equivalent basis. Mortgage-backed securities have been classified above based on contractual maturities. Other non-maturity securities have been included in the over 10 years classification above.

Goodwill and Intangible Assets

At December 31, 2008, AWBC had intangible assets of $13.5 million as compared to $16.9 million at December 31, 2007. At December 31, 2007, AWBC had $127.9 million of goodwill of which $109.0 million was determined to be impaired during the year ended December 31, 2008. The goodwill recorded in connection with the FWBC and Columbia Trust Bancorp (CTB) mergers represented the excess of the purchase price over the estimated fair value of the net assets acquired. A portion of the purchase price was allocated to the value of FWBC and CTB’s core deposits, which included all deposits except time deposits. Additionally, the intangible assets include covenants not to compete. The FWBC core deposit intangible is being amortized on an accelerated basis with an anticipated life of 10 years. The CTB core deposit intangible asset is being amortized on a straight-line basis with an anticipated life of 8 years. The goodwill is evaluated for impairment on an annual basis, or sooner if events or circumstances indicate a potential impairment. During the year ended December 31, 2008, the Company recorded a goodwill impairment charge of $109.0 million in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”. The Company engaged a third party valuation firm to assist with management’s determination of the valuation of goodwill and the amount of impairment to recognize.

The impact of deteriorating economic conditions significantly impacted the banking industry during 2008 and impacted the Company’s financial results and market capitalization. The financial results for the year ended December 31, 2008, have been negatively impacted by an increase in credit losses in the loan portfolio, a lower net interest margin principally due to the increase in non-accrual loans and higher loan and legal costs related to the workout of troubled credits, which were all considered as part of the goodwill impairment analysis. It is possible that the remaining $18.9 million of goodwill carried at December 31, 2008 could become impaired as a result of future impairment analysis.

Deposits

The Bank’s primary source of funds is customer deposits. The Bank strives to maintain a high percentage of non-interest bearing deposits, which lowers the Bank’s cost of funds and results in higher net interest margins. At December 31, 2008, 2007 and 2006, the Company’s ratios of non-interest bearing deposits to total deposits were 20.4%, 22.4% and 21.0%, respectively.

The following table sets forth the average balances for each major category of deposits and the weighted average interest rate paid for deposits for the years ended 2008, 2007 and 2006:

	2008		2007		2006
($ in thousands)	Average Balance	Interest Rate	Average Balance	Interest Rate	Average Balance	Interest Rate
Interest bearing demand deposits	$135,167	0.53%	$130,553	0.76%	$88,936	0.73%
Savings and MMDA deposits	498,807	1.99%	500,367	3.04%	351,697	2.91%
Time deposits	618,594	3.98%	493,323	4.88%	376,340	4.24%
Non-interest bearing demand deposits	319,089	—	318,878	—	218,230	—

Total	$1,571,657	2.24%	$1,443,121	2.79%	$1,035,203	2.59%

The following table reports the amounts and maturities of time deposits that had balances of $100,000 or more at December 31, 2008, 2007 and 2006:

($ in thousands)	2008	2007	2006
Less than three months	$138,795	$104,825	$79,066
Three months to six months	119,951	66,401	47,338
Six months to one year	58,143	95,548	66,426
Over one year	25,133	21,430	24,678

Total	$342,022	$288,204	$217,508

Time deposits in the table above include brokered certificates of deposits of $52.5 million, $103.1 million, and $56.4 million as of December 31, 2008, 2007 and 2006, respectively. Of the brokered certificates of deposit 95% mature prior to June 30, 2009. Brokered certificates of deposit provided a source of liquidity for the Bank through June 30, 2008. These brokered certificates have been replaced with retail certificates during the second half of 2008.

As a result of the Bank’s regulatory capital classification, it has not been able to accept or renew any brokered certificates of deposits since June 2008. In addition, the rate paid by the Bank on any new or renewed certificates of deposits is limited by regulation to 0.75% over the average prevailing rate in the market for deposits with a comparable term. In January 2009, the FDIC proposed changes to the rate limitation framework that would set the rate limit based upon a national rate survey plus 0.75%. The Company does not expect that this proposal will have a material adverse impact on the Bank’s liquidity as compared with this existing restriction.

Borrowings

Overnight borrowings consist of borrowings with the FHLB, federal funds (Fed Funds) purchased through correspondent institutions, Federal Reserve Discount Window (FRB) borrowings and borrowings on the line of credit by the Parent Company. As of December 31, 2008, overnight borrowings were available from FHLB and FRB and all borrowings at December 31, 2008 were with FHLB. The following table sets forth the outstanding overnight borrowings and the maximum amount outstanding at any month-end during the respective years:

($ in thousands)	December 31,
	2008	2007
Overnight advances outstanding at year-end	$39,128	$104,871
Average overnight advances outstanding at year-end	51,109	34,422
Maximum amount of outstanding advances at any month-end	$109,861	$104,871
Interest rate at year-end	0.80%	4.53%
Average interest rate during the year	3.06%	5.39%

Borrowings decreased $101.7 million to $143.0 million at December 31, 2008 as compared to December 31, 2007. The decrease in borrowings from the prior year is related mainly to a decrease in total loans and an increase in total deposits.

The Company had four wholly-owned trusts (Trusts) at December 31, 2008 that were formed to issue trust preferred securities in the form of junior subordinated debt, and related common securities of the Trusts. Junior subordinated debt totaled $41.2 million at December 31, 2008. In accordance with the provisions of the related indentures, the Company notified the trustees of the Trusts that the payment of dividends would be deferred effective with the distributions scheduled for the third quarter of 2008. The Company has the right to defer distributions for up to 20 consecutive quarters, although it will continue to accrue the cost of the preferred dividends at the normal interest rate on a compounded basis until such time as the deferred arrearage has been paid current.

Liquidity and Capital Resources

Management believes that the Company’s cash flow will be sufficient to support its existing operations for the foreseeable future. While the Company’s liquidity resources, and specifically deposit balances, remained relatively stable throughout 2008, the Company’s financial condition and its standing with regulatory authorities could result in a significant change in liquidity at any time. Cash flows from operations contribute significantly to liquidity, as do proceeds from maturities of securities and increasing customer deposits. In 2008, the Company generated $35.0 million in net cash flows from its operating activities, compared to $28.9 million in 2007. Additionally, the Company generated $43.1 million in net cash from investing activities in 2008. During 2007, the Company generated $179.5 million in net cash from financing activities.

The Bank’s primary source of funds is its deposits. In addition, the Bank has the ability to borrow from various sources, including FHLB and FRB. At December 31, 2008, the Bank had $251.5 million of available credit (after deducting outstanding borrowings) from these sources. As of December 31, 2008, the Bank had as collateral for these borrowings $365.7 million in loans and $25.5 million of securities pledged. In addition, as of December 31, 2007, the Bank had $102.7 million of available credit (after deducting outstanding borrowings) with the FHLB and correspondent banks that provide Fed Funds lines.

The Parent Company had cash balances of $194 thousand as of December 31, 2008. The Parent Company received cash dividends of $2.2 million from the Bank, which was principally used to pay interest costs related to junior subordinated debt, cash dividends and operating expenses. In addition, the Parent Company paid dividends of $0.04 and $0.15 per share on its common stock during 2008 and 2007, respectively. There were no common stock repurchases during the year ended December 31, 2008.

The Parent Company’s ability to service borrowings is generally dependent upon the availability of dividends from the Bank. The payments of dividends by the Bank are subject to limitations imposed by law and governmental regulations. During 2008, as part of the Company’s Supervisory Directive, the Bank was prohibited from paying dividends to the Parent without the prior approval of the FDIC and the Washington Department of Financial Institutions (DFI). In determining whether the Bank or the Company will declare a dividend, the respective boards of directors consider factors including financial condition, anticipated growth, acquisition opportunities, and applicable laws, regulations and regulatory capital requirements. Another potential source of cash was a line of credit of $20.0 million that the Parent Company had with a correspondent bank during part of 2008 and during 2007. There were no outstanding borrowings on the line of credit at December 31, 2007. As of December 31, 2008, the Parent does not have any available borrowings with this correspondent bank.

The Company’s total stockholders’ equity decreased to $89.8 million at December 31, 2008 as compared to $284.0 million at December 31, 2007. The decrease is related primarily to the net loss recorded during the year ended December 31, 2008. At December 31, 2008, stockholders’ equity was 4.8% of total assets, compared to 13.4% at December 31, 2007. At December 31, 2008 and 2007, the Company also held cash and cash equivalent assets of $67.0 million and $47.1 million, respectively.

The capital levels of the Company and the Bank were considered under-capitalized at December 31, 2008. Capital levels exceeded applicable regulatory well-capitalized guidelines at December 31, 2007. Regulatory capital ratios can be reviewed in Note 23 Regulatory Matters under Item 8 of this report.

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

Contractual Obligations

The following summarizes the Company’s contractual obligations at December 31, 2008:

($ in thousands)	Less than 1 year	1-3 years	3-5 years	Thereafter	Total
FHLB advances	$79,068	$60,000	$600	$—	$139,668
Capital lease obligations	95	95	—	—	190
Junior subordinated debentures	—	—	—	41,239	41,239
Operating lease obligations	3,556	6,866	6,746	28,261	45,429
Salary continuation agreements	440	1,134	1,306	9,792	12,672
Other contractual obligations	2,409	1,949	310	147	4,815

Total Contractual Obligations	$85,568	$70,044	$8,962	$79,439	$244,013

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

($ in thousands)	Less than 1 year	1-3 years	3-5 years	Thereafter	Total
Commitments to extend credit	$190,712	$13,349	$5,722	$62,356	$272,139
Standby letters of credit and financial guarantees written	33,748	4,910	25	72	38,755

Total	$224,460	$18,259	$5,747	$62,428	$310,894

Recent Accounting Pronouncements

Refer to Note 3 under Item  8 of this Report.

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

Net Interest Income Sensitivity

To monitor the impact of changing interest rates on net interest income, the Company employs an interest rate simulation model. The model integrates existing balance sheet maturity and repricing detail with various assumptions including prepayment projections and interest rate spreads over key index rates. As of December 31, 2008, this simulation measures changes in net interest income over one year that would occur if market interest rates move in even increments up by 100 and 200 basis points or down by 100 basis points. As of December 31, 2007, this simulation measured changes in net interest income over one year that would occur if market interest rates moved in even increments up or down by 100 and 200 basis points; that is, if rates change by 8.3 and 16.7 basis points each month over 12 months. All yield curve shifts are parallel in this simulation and any loans or deposits that prepay or mature are replaced by like instruments to keep the balance sheet composition constant.

Based on the simulation results, shown below as of December 31, 2008 and 2007, the Company’s net interest income may increase under rising interest rates. Due to the current low rate environment, no scenarios were evaluated using decreasing rates.

	Percentage Change in Net Interest Income over 12 Months
Rate Scenario	2008		2007
Rates increase 200 basis points	3.96%		4.02%
Rates increase 100 basis points	1.94%		2.08%
Rates decrease 100 basis points	N/A	(1)	-2.03%
Rates decrease 200 basis points	N/A	(1)	-4.18%

(1)	Market rates in effect at 12/31/08 were less than 1.0% thus these downward rate simulation scenarios are not applicable.

The Company’s rate sensitivity at December 31, 2008, was similar to the prior year.

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

The table below shows the effect on equity of market value changes of the Company’s financial assets and liabilities if interest rates change immediately up by 100 or 200 basis points as of December 31, 2008:

Rate Scenario	Percentage Change in EVE
Rates increase 200 basis points	3.27%
Rates increase 100 basis points	-0.72%
Rates decrease 100 basis points	N/A	(1)
Rates decrease 200 basis points	N/A	(1)

(1)	Market rates in effect at 12/31/08 were less than 1.0% thus these downward rate simulation scenarios are not applicable.

The Company’s policy sets limits on allowable changes in the economic value of equity if rates rise or fall by 200 basis points. Percentage changes noted in the table above are within these limits. Since the market value of the Company’s equity would increase with a 200 basis point rise in interest rates, this table again indicates the Company is slightly asset sensitive.

Interest Rate Sensitivity Gap

The table below presents the Company’s balance sheet with estimated repricing information as of December 31, 2008. It indicates that the Company has more liabilities than assets repricing during the first year. It should be noted that transaction deposits (interest bearing demand deposits, savings and MMDA) comprise the major portion of these liabilities, and changes in rates on these deposits often occur after changes to key index rates on loans.

	Repricing Interval
($ in thousands)	1 - 3 Months	4 - 12 Months	2 - 5 Years	Over 5 Years	Non Rate Sensitive	Total
Assets
Overnight interest bearing deposits with other banks	$26,058	$—	$—	$—	$—	$26,058
Securities	9,652	10,971	21,781	22,764	102	65,270
Loans and loans held for sale, gross	743,580	180,899	532,976	80,054	99,221	1,636,730
Non-interest earning assets	—	—	—	—	146,565	146,565

Total Assets	$779,290	$191,870	$554,757	$102,818	$245,888	$1,874,623

Liabilities and Shareholders’ Equity
Interest bearing demand deposits	$136,960	$—	$—	$—	$—	$136,960
Savings and MMDA deposits	422,706	—	—	—	—	422,706
Time deposits	251,435	369,239	71,442	199	—	692,315
FHLB advances	58,968	20,100	60,600	—	—	139,668
Other borrowings and capital lease obligations	3,129	—	165	—	—	3,294
Junior subordinated debt	13,403	—	27,836	—	—	41,239
Non-interest bearing liabilities and stockholders’ equity	—	—	—	—	438,441	438,441

Total Liabilities and Stockholders’ Equity	$886,601	$389,339	$160,043	$199	$438,441	$1,874,623

Interest Rate Repricing Gap	(107,311)	(197,469)	394,714	102,619	(192,553)
Cumulative Repricing Gap	(107,311)	(304,780)	89,934	192,553	—
Cumulative Gap as a % of Total Earning Assets	-6.2%	-17.6%	5.2%	11.1%

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

AmericanWest Bancorporation

Spokane, Washington

We have audited the accompanying consolidated statements of financial condition of AmericanWest Bancorporation and subsidiaries (Company) as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for the three years in the period ended December 31, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of AmericanWest Bancorporation and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements for the year ended December 31, 2008, have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company’s significant net loss from operations in 2008, deterioration in the credit quality of its loan portfolio, and the decline in the level of its regulatory capital to support operations raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans concerning these matters are also discussed in Note 2 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Spokane, Washington

March 31, 2009

AMERICANWEST BANCORPORATION

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

DECEMBER 31, 2008 and 2007

(in thousands)

	2008	2007
ASSETS
Cash and due from banks	$40,927	$46,591
Overnight interest bearing deposits with other banks	26,058	498

Cash and cash equivalents	66,985	47,089

Securities, available-for-sale at fair value	65,270	66,985

Loans, net of allowance for loan losses of $44,722 and $25,258, respectively	1,577,106	1,738,838
Loans, held for sale	12,265	11,105
Accrued interest receivable	8,193	11,766
FHLB stock	8,286	7,801
Premises and equipment, net	41,385	47,426
Foreclosed real estate and other foreclosed assets	15,781	1,230
Bank owned life insurance	30,193	29,104
Goodwill	18,852	127,852
Intangible assets	13,467	16,942
Deferred tax asset	—	5,125
Other assets	16,840	8,982

TOTAL ASSETS	$1,874,623	$2,120,245

LIABILITIES
Non-interest bearing demand deposits	$321,552	$342,701
Interest bearing deposits:
NOW, savings account and money market accounts	559,666	678,314
Time, $100,000 and over	342,022	288,204
Other time	350,293	220,208

TOTAL DEPOSITS	1,573,533	1,529,427

Federal Home Loan Bank advances	139,668	208,052
Other borrowings and capital lease obligations	3,294	36,611
Junior subordinated debt	41,239	41,239
Accrued interest payable	7,677	5,339
Other liabilities	19,424	15,590

TOTAL LIABILITIES	1,784,835	1,836,258

STOCKHOLDERS’ EQUITY
Preferred stock, no par, shares authorized 5 million	—	—
Common stock, no par, shares authorized 50 million; 17,259 issued and 17,213 outstanding at December 31, 2008; 17,271 issued and 17,200 outstanding at December 31, 2007	253,450	253,150
Retained (deficit) earnings	(163,764)	30,709
Accumulated other comprehensive income, net of tax	102	128

TOTAL STOCKHOLDERS’ EQUITY	89,788	283,987

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,874,623	$2,120,245

The accompanying notes are an integral part of the financial statements.

AMERICANWEST BANCORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2008, 2007 and 2006

(in thousands, except per share amounts)

	2008	2007	2006
Interest Income
Interest and fees on loans	$116,028	$130,980	$91,743
Interest on securities	3,272	2,931	1,901
Other interest income	370	381	209

Total Interest Income	119,670	134,292	93,853

Interest Expense
Interest on deposits	35,217	40,302	26,843
Interest on borrowings	10,499	9,901	6,724

Total Interest Expense	45,716	50,203	33,567

Net Interest Income	73,954	84,089	60,286
Provision for loan losses	97,170	17,341	5,376

Net Interest (Loss) Income After Provision for Loan Losses	(23,216)	66,748	54,910

Non-interest Income
Fees and service charges on deposits	10,870	9,199	5,526
Fees on mortgage loan sales, net	3,843	3,175	1,713
Other	3,954	3,942	2,543

Total Non-interest Income	18,667	16,316	9,782

Non-interest Expense
Goodwill impairment	109,000	—	—
Salaries and employee benefits	41,332	41,212	30,284
Equipment expense	8,052	6,606	3,943
Occupancy expense, net	7,362	5,710	4,167
Amortization of intangible assets	3,475	3,480	982
Foreclosed real estate and other foreclosed assets expense	3,533	322	750
State business and occupation tax	1,120	1,290	1,238
Other	19,743	12,147	11,341

Total Non-interest Expense	193,617	70,767	52,705

(Loss) Income Before (Benefit) Provision for Income Tax	(198,166)	12,297	11,987

Income Tax (Benefit) Provision	(5,806)	3,759	4,357

Net (Loss) Income	$(192,360)	$8,538	$7,630

Basic (loss) earnings per common share	$(11.18)	$0.54	$0.68
Diluted (loss) earnings per common share	$(11.18)	$0.54	$0.67
Basic weighted average shares outstanding	17,211	15,766	11,183
Diluted weighted average shares outstanding	17,211	15,864	11,355

The accompanying notes are an integral part of the financial statements.

AMERICANWEST BANCORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME YEARS ENDED DECEMBER 31, 2008, 2007 and 2006

(in thousands)

	Common Stock		Retained Earnings (Deficit)	Unearned Employee Compensation	Accumulated Other Comprehensive Income (Loss)	Total	Comprehensive Income (Loss)
	Shares	Amount
Balances, December 31, 2005	10,547	$104,667	$17,967	$(1,095)	$(62)	$121,477	$13,604

Net Income			7,630			7,630	7,630
Cash Dividends ($0.09 per share)			(1,021)			(1,021)
Issuances of common stock under equity incentive plans, net of tax benefits	177	2,557				2,557
Compensatory restricted stock awards		82				82
Restricted stock awards activity	23	(1,095)		1,095		—
Stock issued in connection with acquisition	721	20,592				20,592
Compensatory stock options issued		593				593
Net change in unrealized loss on available-for-sale securities, net of $68 tax liability					127	127	127

Balances, December 31, 2006	11,468	$127,396	$24,576	$—	$65	$152,037	$7,757

Net Income			8,538			8,538	8,538
Cash Dividends ($0.15 per share)			(2,405)			(2,405)
Issuances of common stock under equity incentive plans, net of tax benefits	55	611				611
Restricted stock awards activity	4	222				222
Stock issued in connection with acquisition	5,744	124,423				124,423
Compensatory stock options issued		498				498
Net change in unrealized gain on available-for-sale securities, net of $34 tax liability					63	63	63

Balances, December 31, 2007	17,271	$253,150	$30,709	$—	$128	$283,987	$8,601

Net Loss			(192,360)			(192,360)	(192,360)
Cash Dividend ($0.04 per share)			(688)			(688)
Adoption of accounting pronouncement related to post-retirement benefits			(1,425)			(1,425)
Issuances of common stock under equity incentive plans, net of tax benefits	9	29				29
Restricted stock awards activity	(21)	86				86
Compensatory stock options issued		185				185
Net change in unrealized gain on available-for-sale securities, net of $69 tax benefit					(26)	(26)	(26)

Balances, December 31, 2008	17,259	$253,450	$(163,764)	$—	$102	$89,788	$(192,386)

The accompanying notes are an integral part of the financial statements.

AMERICANWEST BANCORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2008, 2007 and 2006

($ in thousands)

	2008	2007	2006
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES
Net (Loss) Income	$(192,360)	$8,538	$7,630
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provisions for loan losses, unfunded commitments and foreclosed real estate and other foreclosed assets	99,528	17,654	6,230
Impairment of Goodwill	109,000	—	—
Depreciation and amortization	8,363	6,992	3,392
Deferred income taxes	5,125	4,287	1,146
Compensatory stock options and restricted stock expense	271	720	675
Loss on impairment of premises	693	219	507
Loss on other than temporary impairment of securities	492	—	—
Gain on sale of other premises and equipment, investments and foreclosed real estate and other foreclosed assets	(889)	(639)	(66)
Stock dividends received	(105)	—	—
Originations of loans held for sale	(193,718)	(159,754)	(82,938)
Proceeds from loans sold	199,201	160,567	83,420
Changes in assets and liabilities:
Accrued interest receivable	3,573	(368)	(419)
Bank owned life insurance	(1,089)	(1,007)	(533)
Other assets	(7,789)	(8,149)	(2,520)
Accrued interest payable	2,338	661	2,106
Other liabilities	2,376	(831)	2,069

NET CASH PROVIDED BY OPERATING ACTIVITIES	35,010	28,890	20,699

CASH FLOWS USED IN INVESTING ACTIVITIES
Securities available-for-sale:
Maturities, calls, sales and principal payments	24,764	32,882	10,827
Purchases	(23,795)	(29,872)	(2,878)
Purchases of Federal Home Loan Bank stock	(4,424)	—	—
Redemptions of Federal Home Loan Bank stock	3,939	—	—
Cash acquired in merger, net of cash consideration paid	—	292	17,858
Proceeds from sale of bankcard portfolio	4,354	—	—
Net (decrease) increase in loans	27,597	(214,252)	(119,208)
Purchases of premises and equipment	(5,115)	(7,984)	(9,493)
Proceeds from sale of premises and equipment	3,813	708	860
Proceeds from foreclosed real estate and other foreclosed assets	12,007	1,791	2,026
Purchased securities of Capital Trust Subsidiary	—	(619)	(217)

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	43,140	(217,054)	(100,225)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES
Net increase in deposits	44,106	22,102	50,595
Proceeds from Federal Home Loan Bank advances	530,000	495,000	130,000
Repayments of Federal Home Loan Bank advances and other borrowing activity	(631,701)	(356,403)	(106,037)
Proceeds from issuances of common stock under equity incentive plans	29	611	2,557
Proceeds from issuance of junior subordinated debt	—	20,619	7,217
Payment of cash dividend	(688)	(2,405)	(1,021)

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(58,254)	179,524	83,311

NET CHANGE IN CASH AND CASH EQUIVALENTS	19,896	(8,640)	3,785
Cash and cash equivalents, beginning of year	$47,089	$55,729	$51,944

Cash and cash equivalents, end of year	$66,985	$47,089	$55,729

Supplemental Disclosures:
Cash paid during the period for:
Interest	$43,378	$49,542	$31,461
Income taxes	$105	$11,301	$5,026
Non-cash Investing and Financing Activities:
Foreclosed real estate acquired in settlement of loans	$29,544	$2,134	$701
Fair value of assets acquired	$—	$546,000	$229,972
Stock-based consideration issued for acquisition	$—	$(124,423)	$(20,593)
Liabilities assumed in acquisition	$—	$390,384	$190,418

The accompanying notes are an integral part of the financial statements.

AMERICANWEST BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Business and Summary of Significant Accounting Policies

Nature of business:

AmericanWest Bancorporation (Company) is a Washington corporation and a bank holding company headquartered in Spokane, Washington. The Company’s wholly-owned banking subsidiary is AmericanWest Bank (Bank), a Washington state chartered bank that operates in Eastern and Central Washington, Northern Idaho and Utah. The Bank’s operations in Utah are doing business as Far West Bank, a division of AmericanWest Bank. Unless otherwise indicated, reference to the Company shall include the Bank. The Company’s unconsolidated information will be referred to as the Parent Company. As of December 31, 2008, the Company had four wholly-owned trusts (Trusts) that were formed to issue trust preferred securities and related common securities of the Trusts.

Basis of Financial Statement Presentation:

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (GAAP) and with prevailing practices within the banking industry.

Basis of consolidation:

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, excluding the Trusts, after eliminating all intercompany balances and transactions.

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

Securities:

All securities are classified as available-for-sale and are carried at fair value. Fair value is determined using published quotes when available or other indicators of value when such are not available. As of December 31, 2008, published quotes were available for approximately 94% of all available-for-sale investment securities. Unrealized holding gains and losses, net of tax, on available-for-sale securities are excluded from earnings and reported as a net amount in a separate component of stockholders’ equity until realized. Gains and losses on the sale of available-for-sale securities are determined using the specific identification method and are recorded on the trade date. Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities.

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

AMERICANWEST BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Federal Home Loan Bank stock:

As a member of the Federal Home Loan Bank of Seattle (FHLB), the Bank is required to maintain a minimum level of investment in FHLB stock based on specified percentages of its outstanding FHLB advances. The Bank’s investment in FHLB stock is carried at par value, $100 per share, which reasonably approximates its fair value. The Bank may request redemption at par value of any stock in excess of the amount the Bank is required to hold. However, stock redemptions are at the discretion of the FHLB. Cash dividends received related to the FHLB stock was approximately $97 thousand, $45 thousand and $6 thousand for the years ended December 31, 2008, 2007 and 2006, respectively.

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

Income recognition on impaired loans:

The accrual of interest on impaired loans is discontinued when the loan is 90 days past due or when, in management’s opinion, the borrower may be unable to meet payments as they become due. When the interest accrual is discontinued, all unpaid accrued interest is reversed. Payments received at the time a loan is on non-accrual status are applied to principal. Interest income is not recognized until the loan is returned to accrual status. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured as evidenced by agreed upon performance for a period of not less than six months.

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

AMERICANWEST BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Derivative loan commitments:

The Bank enters into forward delivery contracts to sell residential mortgage loans to broker/dealers at specific prices and dates in order to hedge the interest rate risk in its portfolio of mortgage loans held for sale and its residential mortgage loan commitments. The commitments to originate mortgage loans held for sale and the related forward delivery contracts are considered derivatives. The Company accounts for its derivatives under Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative instruments and Hedging Activities, as amended. SFAS No. 133 requires recognition of all derivatives as either assets or liabilities in the balance sheet and requires measurement of those instruments at fair value through adjustments to accumulated other comprehensive income and/or current operations, as appropriate. None of the Company’s derivatives qualify for hedge accounting and the Company reports changes in fair values of its derivatives in current period operations.

The fair value of the derivative loan commitments is estimated using the present value of expected future cash flows. Assumptions include a pull-through rate assumption based on historical information, current mortgage interest rates, the stage of completion of the underlying application and underwriting process, and the time remaining until the expiration of the derivative loan commitment.

AMERICANWEST BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Premises and equipment:

Premises and equipment are stated at cost less accumulated depreciation over estimated useful lives ranging from 1 to 39 years. Land is carried at cost. Depreciation expense is calculated using the straight-line method for financial statement purposes. Expenditures for new premises and equipment and major betterments are capitalized. Normal costs of maintenance and repairs are charged to expense as incurred.

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, management reviews long-lived assets and intangibles any time that a change in circumstance indicates that the carrying amount of these assets may not be recoverable. Recoverability of these assets is determined by comparing the carrying value of the assets to the forecasted undiscounted cash flows of the operation associated with the asset. If the evaluation of the forecasted cash flows indicates that the carrying value of the asset is not recoverable, the asset is written down to fair value. In accordance with SFAS No. 144, any buildings held for sale are recorded at the lower of depreciated cost or fair value.

Goodwill and intangible assets:

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, net assets of companies acquired in purchase transactions are recorded at fair value at the date of acquisition. Identified intangibles are amortized over the period benefited. Goodwill is not amortized but is reviewed for potential impairment on an annual basis, or more frequently if events or circumstances indicate a potential impairment. An impairment loss is recorded to the extent that the carrying amount of goodwill exceeds its implied fair value. SFAS No. 142 requires that goodwill be evaluated for each reporting unit. The Company evaluates goodwill in terms of having one segment, or reporting unit-commercial banking. The Company and an independent valuation firm evaluated goodwill for impairment and found $109.0 million of impairment for the year ended December 31, 2008. The Company evaluated goodwill and determined no impairment existed for the years ended December 31, 2007 or 2006.

Income taxes:

The Company files a United States federal income tax return and state tax returns in Idaho and Utah. With few exceptions, the Company is no longer subject to United States federal or state income tax examinations by tax authorities for years before 2005. The Company accounts for income taxes using the liability method, which requires that deferred tax assets and liabilities be determined based on the temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities and tax attributes using enacted tax rates in effect in the years in which the temporary differences are expected to reverse. The Company allocates the provision for income taxes, current receivable or payable and deferred assets and liabilities between the Bank and the Parent Company as if they were stand-alone tax reporting entities. Any estimated accrued interest and/or penalties associated with unrecognized tax assets or liabilities are recognized in tax expense. In accordance with SFAS No. 109, Accounting for Income Taxes, management has determined that all of the deferred tax asset will likely not be realized and has thus set aside a 100% valuation allowance against the deferred tax asset.

AMERICANWEST BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Earnings (loss) per share:

Basic earnings (loss) per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed in a similar manner, except that the denominator is increased to include the number of additional common shares that would have been outstanding if potentially dilutive common shares were issued using the treasury stock method. For all periods presented, stock options and unvested restricted stock are the only potentially dilutive instruments issued by the Company.

Stock-based compensation:

Effective January 1, 2006, the Company adopted SFAS No. 123(R), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. Statement 123(R) superseded Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. The fair values of stock options are calculated using the Black-Scholes-Merton model and are recognized in the income statement over the vesting period. Compensation cost is recorded as if each vesting portion of the award is a separate award.

Comprehensive income:

GAAP requires that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income.

The following table summarizes the available-for-sale securities component of comprehensive income for the periods presented:

($ in thousands)	Year Ended December 31,
	2008	2007	2006
Unrealized holding (losses) gains on available-for-sale securities	$(606)	$73	$182
Reclassification adjustments for gains, losses and impairments, included in income, net	511	24	13

Net unrealized (losses) gains	$(95)	$97	$195

Tax benefit (liability)	69	(34)	(68)

Net change in unrealized (losses) gains on available-for-sale securities	$(26)	$63	$127

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

AMERICANWEST BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Bank owned life insurance:

The Bank has purchased, or acquired through mergers, life insurance policies that provide protection against the adverse financial effects that could result from the death of a key employee and provide tax deferred income. Although the lives of individual current or former management-level employees are insured, the Bank is the owner and beneficiary of all policies. The Bank is exposed to credit risk to the extent an insurance company is unable to fulfill its financial obligations under a policy. In order to mitigate this risk, the policies are placed with multiple insurance companies and the Bank regularly monitors their financial condition.

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

Advertising:

The Company expenses all costs associated with advertising and promotional efforts as incurred. Advertising costs for the years ended December 31, 2008, 2007 and 2006 were $894 thousand, $972 thousand and $1.1 million, respectively.

Estimates:

In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of certain assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the statement of financial condition and certain revenues and expenses for the period and the accompanying notes. Actual results could differ materially from those estimates. Material estimates that are particularly susceptible to significant changes in the near term relate to the determination of the allowance for loan losses, fair value of investment securities, reserve for unfunded commitments, the valuation of foreclosed real estate and other foreclosed assets and the valuation of goodwill and other intangibles. In connection with the determination of estimated losses on loans and foreclosed real estate and other foreclosed assets, management obtains independent appraisals for significant properties.

Reclassifications:

Certain prior year balances have been reclassified to conform to the current year presentation. These reclassifications had no effect on retained earnings or results of operations as previously presented.

AMERICANWEST BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 2. Going Concern

The consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company and the subsidiary Bank are considered “under-capitalized” as of December 31, 2008 as discussed in Note 23. Due to the regulatory capital position of the Company and Bank, certain operating restrictions have been imposed by the Federal and state banking authorities as discussed in Note 23 and it is likely that the Bank will be subjected to additional regulatory enforcement actions. Due to market conditions discussed below and other factors, there is uncertainty about the Company’s ability to satisfy regulatory requirements, including restoration of the Bank to well-capitalized status.

As a part of its capital raising efforts launched during the second quarter of 2008, the Company engaged a highly qualified investment banking firm with expertise in the financial services sector to assist with a review all strategic opportunities available to the Company. The principal focus of this effort has been on securing a significant private equity investment, and discussions and due diligence have been undertaken by numerous prospective investors. In addition, the Company has applied to participate in the Capital Purchase Program component of the Treasury’s Troubled Asset Relief Program (TARP CPP). The Company has received a non-binding indication that, subject to an equivalent co-investment of private equity, it would be eligible to issue $57 million of preferred stock under the TARP CPP. The combination of private equity and TARP would be sufficient to restore the Bank’s and Company’s regulatory capital to a level in excess of the well-capitalized minimum amounts. It is the Company’s belief that the general concern about the U.S. economy and prospects for expanded government regulation has been a more significant impediment to securing capital commitments than the Company’s condition or prospects.

While there are a number of financial institutions of similar size and condition that have been attempting to raise capital over the past year, there has been a very limited amount of private equity that has been raised. Although the Company has not been successful to date in reaching its private equity target commitments, it has engaged in numerous discussions and diligence with qualified institutional investors and has received a meaningful level of interest and non-binding commitments to date. The Company will continue to vigorously pursue contacts and discussions with prospective investors and is confident that if the conditions in the capital markets improve over the coming months, the prospects for success in these efforts will substantially increase. The Company also is continuing to evaluate opportunities for significant divestiture of assets that would reduce the required level of capital. It is expected that such a transaction would include the sale of deposits, performing loans and related branch banking facilities to another financial institution(s).

During the second quarter of 2008, the Company suspended payment of a quarterly cash dividend and, effective with the third quarter of 2008, dividend payments on trust preferred securities were deferred in accordance with provisions of the related indentures. These two actions will allow the Bank to retain approximately $6 million of capital annually. Efforts to improve the Bank’s capital levels through improved internal equity generation were also initiated during the fourth quarter of 2008 in conjunction with a review and realignment of the Bank’s business model. Annualized expense savings of approximately $5 million were achieved with the implementation of the new business model, including the closure of six branches, and efforts to identify additional expense reductions are ongoing.

During 2008, the Company took decisive actions to address the deterioration in the construction and development sector of the loan portfolio resulting from a general and severe deterioration in the residential real estate valuations and sales activity. Loan charge-offs $78.6 million were recognized during 2008, of which over 90% were related to construction and land development loans. Although additional loan loss provisions and charge-offs will likely be recognized during 2009, the Company does not expect the other segments of the portfolio will suffer from extreme losses and, accordingly, that the regulatory capital levels will not be impacted by the same magnitude in 2009 as 2008.

AMERICANWEST BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Despite the restrictions on issuance and renewal of brokered certificates of deposit which became effective in August 2008, the Bank maintained an adequate liquidity position at December 31, 2008 through the strength of its core deposit base, issuance of promotional rate retail certificates of deposit and benefit of the recently increased FDIC deposit insurance limits.

There can be no assurances that the Company’s actions referred to above will be successful. These events raise doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Note 3. Recently Issued Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115. The new guidance allows an institution, at its option, and on an item by item basis, to begin valuing selected assets and liabilities at fair market value. The rule was required to be adopted for years beginning after November 15, 2007. Upon adoption of this guidance, the initial valuation adjustment would be made to beginning retained earnings. The Company adopted this guidance which did not have a material impact on the Company on January 1, 2008.

On September 7, 2006, the Emerging Issues Task Force (EITF) reached a final consensus on Issue 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements. Under the new guidance contained in the final consensus, an employer (policy holder) is required to determine whether they have promised the participant (1) a death benefit, or (2) to maintain the split-dollar arrangement and share some portion of the death benefits of the underlying life insurance policy with the participant or a post-retirement benefit. If the employer has promised to provide a death benefit, then a liability for the present value of the death benefit must be accrued over the employee’s required service period. If the employer has promised to maintain the split dollar arrangement and underlying life insurance policy, then the postretirement cost of insurance must be accrued over the employee’s required service period. The implementation of this guidance on January 1, 2008 resulted in other liabilities increasing by $1.4 million with a corresponding decrease in retained earnings. The expense for the year ended December 31, 2008 related to this guidance was $57 thousand and is included in salaries and employee benefits expense on the Consolidated Statements of Operations.

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

In March 2008, The FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of SFAS No. 133. SFAS No. 161 changes the disclosure requirements for SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, to require an explanation of how and why an entity uses derivative instruments, as well as how derivative instruments and related hedged items are accounted for. SFAS No. 161 is effective for fiscal years beginning on or after November 15, 2008 and is not expected to have a material impact on the Company.

AMERICANWEST BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In May 2008, the FASB issued SFAS No. 163, Accounting for Financial Guarantee Insurance Contracts—an interpretation of SFAS No. 60. SFAS No. 163 clarifies SFAS No. 60, Accounting and Reporting by Insurance Enterprises, that requires expanded disclosures about financial guarantee insurance contracts. Additionally, it requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insurance financial obligation. SFAS No. 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years, except for some disclosures about the insurance enterprise’s risk-management activities. SFAS No. 163 requires that disclosures about the risk-management activities of the insurance enterprise be effective for the first period (including interim periods) beginning after the issuance of this guidance. Except for those disclosures, earlier application is not permitted. The adoption of this guidance is not expected to have a material impact on the Company.

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

AMERICANWEST BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The core deposit intangible of $12.9 million is being amortized on an accelerated basis over 10 years. Goodwill of $94.8 million is not amortized but is reviewed for potential impairment on an annual basis, or if events or circumstances indicate a potential impairment (refer to Note 8 of the Notes to Consolidated Financial Statements). An insignificant amount of the goodwill recorded was deductible for tax purposes.

AMERICANWEST BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

For the year ended December 31, 2007

(in thousands, except per share amounts)	AWBC	FWBC	Pro Forma Adjustments		Pro Forma Combined
Net interest income	$84,089	$8,718	$(257	) (a)	$92,550
Provision for loan losses	17,341	2,005			19,346
Non-interest income	16,097	2,413			18,510
Non-interest expense	70,548	8,099	(49	) (b)	78,598

Income before provision for income tax	12,297	1,027	(208)		13,116
Provision for income taxes	3,759	387	(73	) (c)	4,073

Net Income	$8,538	$640	$(135)		$9,043

Basic earnings per share	$0.54				$0.53
Diluted earnings per share	$0.54				$0.52
Basic weighted average shares outstanding	15,766				17,182
Diluted weighted average shares outstanding	15,864				17,280

(a)	Amount represents amortization of purchase adjustments and interest expense on junior subordinated debt issuance.
(b)	Amount represents amortization of intangibles.
(c)	Income tax effect of pro forma adjustments.

For the year ended December 31, 2006

(in thousands, except per share amounts)	AWBC	FWBC	Pro Forma Adjustments		Pro Forma Combined
Net interest income	$60,286	$32,351	$(1,277	) (a)	$91,360
Provision for loan losses	5,376	1,506			6,882
Non-interest income	9,275	7,884			17,159
Non-interest expense	52,198	20,385	3,000	(b)	75,583

Income before provision for income tax	11,987	18,344	(4,277)		26,054
Provision for income taxes	4,357	6,700	(1,497	) (c)	9,560

Net Income	$7,630	$11,644	$(2,780)		$16,494

Basic earnings per share	$0.68				$0.97
Diluted earnings per share	$0.67				$0.96
Basic weighted average shares outstanding	11,183				16,927
Diluted weighted average shares outstanding	11,355				17,099

AMERICANWEST BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(a)	Amount represents amortization of purchase adjustments and interest expense on junior subordinated debt issuance.
(b)	Amount represents amortization of intangibles.
(c)	Income tax effect of pro forma adjustments.

Columbia Trust Bancorp

On March 15, 2006 the Company acquired Columbia Trust Bancorp (CTB) and its wholly-owned subsidiaries, Columbia Trust Bank and Columbia Trust Statutory Trust I, in an acquisition accounted for under the purchase method of accounting. The results of CTB have been included in the consolidated financial statements since that date.

The aggregate purchase price was $39.6 million and included cash of $17.5 million, common stock of $18.0 million, conversion of stock options valued at $2.6 million, and direct merger costs of $1.5 million. The value of the 720,746 shares issued was determined based on the $24.96 average closing market price of the Company’s common stock for the two trading days before and after the measurement date of March 8, 2006 when the number of shares to be issued was determined. Outstanding CTB stock options were converted (using the same 1.8035 exchange ratio applied to the share conversion) into 160,818 stock options at a weighted average fair value of $16.25 per option. Total transaction expenses of $2.8 million included $1.5 million of direct expenses noted above, $771 thousand of merger expenses that were paid by CTB prior to the close of the transaction, $300 thousand of losses related to the reclassification of premises into held for sale and $289 thousand of other miscellaneous expenses.

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

The core deposit intangible of $5.8 million is being amortized on a straight-line basis over 8 years. Non-compete agreements of $303 thousand are being amortized on a straight-line basis over 1-2 years. Goodwill

AMERICANWEST BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of $21.0 million is not amortized but is reviewed for potential impairment on an annual basis, or if events or circumstances indicate a potential impairment (refer to Note 8 of the Notes to Consolidated Financial Statements). None of the goodwill was deductible for tax purposes.

The following table presents unaudited pro forma results of operations related to the acquisition consummated on March 15, 2006, for the year ended December 31, 2006. The cost savings already realized by the Company as a result of the CTB merger are included in the AWBC column for the year ended December 31, 2006. Additional cost savings anticipated are not reflected in the pro forma consolidated condensed statements of income. No assurance can be given with respect to the ultimate level of such cost savings. The AWBC column reflects the Company’s actual results reported for the periods shown. The CTB column reflects the actual results for the periods shown, prior to the acquisition date. The pro forma column represents purchase adjustments which would have occurred during the periods shown if the acquisition would have occurred on January 1, 2006. The pro forma results do not necessarily indicate the results that would have been obtained had the acquisition actually occurred on January 1, 2006.

For the year ended December 31, 2006

(in thousands, except per share amounts)	AWBC	CTB	Pro forma Adjustments		Pro forma Combined
Net interest income	$60,286	$1,411	$(134	) (a)	$61,563
Provision for loan losses	5,376	1,126			6,502
Non-interest income	9,275	(196)			9,079
Non-interest expense	52,198	2,192	186	(b)	54,576

Income before provision for income tax	11,987	(2,103)	(320)		9,564
Provision for income taxes	4,357	(779)	(112	) (c)	3,466

Net Income	$7,630	$(1,324)	$(208)		$6,098

Basic earnings per share	$0.68				$0.54
Diluted earnings per share	$0.67				$0.53
Basic weighted average shares outstanding	11,183				11,329
Diluted weighted average shares outstanding	11,355				11,513

(a)	Amount represents amortization of purchase adjustments and interest expense on junior subordinated debt issuance.
(b)	Amount represents amortization of intangibles.
(c)	Income tax effect of proforma adjustments.

Note 5. Cash and Cash Equivalents

The Bank is required to maintain prescribed reserves with the Federal Reserve Bank in the form of cash. Cash reserve requirements are computed by applying prescribed percentages to various types of deposits. When the Bank’s cash reserves are in excess of that required, it may lend the excess to other banks. Conversely, when cash reserves are less than required, the Bank borrows funds on a daily basis. Such reserve requirements at December 31, 2008 and 2007 were $10.3 million and $14.0 million, respectively.

The average amounts of federal funds sold and overnight interest bearing deposits with other banks for the years ended December 31, 2008 and 2007 were $11.4 million and $4.9 million, respectively.

AMERICANWEST BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 6. Securities

Debt and equity securities have been classified according to management’s intent to have them available-for-sale. The amortized cost of securities, their gross unrealized gains and losses and their fair values at the respective dates are shown in the following table:

December 31, 2008 ($ in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Obligations of federal government agencies	$5,597	$223	$6	$5,814
Obligations of states, municipalities and political subdivisions	21,845	168	562	21,451
Mortgage-backed securities	36,311	507	212	36,606
Other securities	1,415	—	16	1,399

Total	$65,168	$898	$796	$65,270

December 31, 2007 ($ in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Obligations of federal government agencies	$17,397	$80	$31	$17,446
Obligations of states, municipalities and political subdivisions	19,560	96	71	19,585
Mortgage-backed securities	26,021	340	1	26,360
Corporate securities	1,500	—	13	1,487
Other securities	2,310	—	203	2,107

Total	$66,788	$516	$319	$66,985

The following table includes information on investment securities with unrealized losses at the respective dates.

	Less than 12 months		12 Months or Longer		Total
December 31, 2008 ($ in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of federal government agencies	$—	$—	$196	$6	$196	$6
Obligations of states, municipalities and political subdivisions	4,925	193	8,085	369	13,010	562
Mortgage-backed securities	11,210	212	—	—	11,210	212
Other securities	4	16	—	—	4	16

Total	$16,139	$421	$8,281	$375	$24,420	$796

	Less than 12 months		12 Months or Longer		Total
December 31, 2007 ($ in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of federal government agencies	$—	$—	$4,936	$31	$4,936	$31
Obligations of states, municipalities and political subdivisions	6,753	33	1,060	38	7,813	71
Mortgage-backed securities	51	—	226	1	277	1
Corporate securities	—	—	1,487	13	1,487	13
Other securities	779	203	—	—	779	203

Total	$7,583	$236	$7,709	$83	$15,292	$319

AMERICANWEST BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Certain investment securities shown above have fair values less than amortized cost and therefore contain unrealized losses. The Company has evaluated these securities for other than temporary impairment and determined that one security was determined to be other than temporarily impaired at December 31, 2008. An impairment charge of $492 thousand was recognized. The remaining secuirities were evaluated and the Company determined the decline in value is temporary and primarily related to the change in market interest rates since purchase. There were 35 and 28 investment securities with unrealized losses at December 31, 2008 and 2007, respectively. The Company anticipates full recovery of amortized cost with respect to these securities at maturity or sooner in the event of a more favorable market interest rate environment.

Taxable interest income on securities was $2.5 million, $2.1 million and $1.4 million for 2008, 2007 and 2006, respectively. Non-taxable interest income on securities was $777 thousand, $691 thousand and $397 thousand for 2008, 2007 and 2006, respectively. Dividend income on securities was $188 thousand, $105 thousand and $80 thousand for 2008, 2007 and 2006, respectively. During the year ended December 31, 2008, total proceeds from sales of securities were $1.1 million and included gains of $19 thousand and losses of $38 thousand. During the year ended December 31, 2007, total proceeds from sales of securities were $10.4 million and included gains of $20 thousand and losses of $44 thousand. There were no sales of securities during the year ended December 31, 2006.

Securities with an amortized cost of $53.2 million and $29.5 million at December 31, 2008 and 2007, respectively, were pledged for purposes required or permitted by law. The market value of these securities was $53.2 million and $29.6 million at December 31, 2008 and 2007, respectively.

The contractual scheduled maturity of securities at December 31, 2008 was as follows:

($ in thousands)	Amortized Cost	Fair Value
Due in one year or less	$3,296	$3,341
Due from one to five years	5,781	5,851
Due from five to ten years	6,890	7,011
Due after ten years	11,475	11,062
Mortgage-backed securities	36,311	36,606
Other non-maturity securities	1,415	1,399

Total	$65,168	$65,270

Expected maturities will differ from contractual maturities as the issuers of certain debt securities have the right to call or prepay their obligations without penalties.

AMERICANWEST BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 7. Loans, Allowance for Loan Losses and Reserve for Unfunded Commitments

Loan categories as of December 31, 2008 and 2007 were as follows:

($ in thousands)	2008	2007
Commercial real estate	$630,540	$580,627
Construction, land development and other land	388,381	523,913
Commercial and industrial	215,776	321,638
Residential real estate	200,047	153,043
Agricultural	160,944	157,196
Installment and other	28,777	31,455

Total loans	1,624,465	1,767,872

Allowance for loan losses	(44,722)	(25,258)
Deferred loan fees, net of deferred costs	(2,637)	(3,776)

Net loans	$1,577,106	$1,738,838

Installment and other loans include $960 thousand and $1.1 million in overdraft deposits reclassified as loans as of December 31, 2008 and 2007, respectively. At December 31, 2008 and 2007 there were $365.7 million and $374.7 million, respectively, of loans pledged as security for borrowings which includes excess collateral.

In 2007, the Company reclassified the provision for unfunded commitments from the provision for credit losses to other non-interest expense. The provision for loan losses for 2006 has been adjusted to reflect the reclassification. The activity related to the allowance for loan losses for each of the years ended December 31, 2008, 2007 and 2006, is presented below:

($ in thousands)	2008	2007	2006
Balance, beginning of year	$25,258	$15,136	$13,895
Provision for loan losses	97,170	17,341	5,376
Allowance related to acquired loans	—	7,529	2,068
Loans charged-off	(78,560)	(15,270)	(7,021)
Recoveries	854	522	818

Balance, end of year	$44,722	$25,258	$15,136

The activity related to the reserve for unfunded commitments, for each of the years ended December 31, 2008, 2007 and 2006, is presented below:

($ in thousands)	2008	2007	2006
Balance, beginning of year	$1,374	$881	$466
Reserve related to acquired unfunded commitments	—	257	—
Provision for unfunded commitments	(714)	236	415

Balance, end of year	$660	$1,374	$881

There were no charge-offs or recoveries related to the reserve for unfunded commitments for the years ended December 31, 2008, 2007 and 2006.

AMERICANWEST BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Impaired and non-accrual loan information as of December 31, 2008 and 2007 was as follows:

($ in thousands)	2008	2007
Impaired loans without a specific allowance for loan losses	$88,110	$34,343
Average impaired loans	$65,637	$14,778
Non-accrual loans	$91,744	$39,098

Non-performing relationships greater than $500 thousand are included in management’s analysis above as impaired loans. Additionally, there were no impaired loans included above at December 31, 2008 or 2007 that had government guarantees. The non-accrual loans above are net of $1.6 million and $1.0 million of government guarantees, respectively. Had the non-accrual loans, including impaired loans, been performing during the years ended December 31, 2008, 2007 and 2006, the Company would have recognized an additional $4.3 million, $1.3 million and $1.1 million in interest income, respectively.

Note 8. Premises and Equipment

Major classifications of premises and equipment are summarized as of December 31, 2008 and 2007 as follows:

($ in thousands)	2008	2007	Estimated Useful Life
Premises	$20,994	$28,623	5-39 Years
Furniture, fixtures, and equipment	19,737	17,948	3-20 Years
Leasehold improvements	13,146	9,829	1-39 Years

	53,877	56,400
Less accumulated depreciation	(18,156)	(16,688)

	35,721	39,712
Land	5,664	7,714

Premises and equipment, net	$41,385	$47,426

Depreciation expense for the years ended December 31, 2008, 2007 and 2006 was $4.6 million, $3.7 million, and $2.4 million, respectively.

As of December 31, 2008, the Company evaluated six branches which were closed in the first quarter of 2009 for possible impairment. The evaluation was based on Statement of Accounting Standards No. 144 (SFAS 144), Accounting for the Impairment or Disposal of Long-Lived Assets, and, as a result, assets were impaired by $409 thousand. In addition, in accordance with SFAS No. 144 certain other premises were evaluated for impairment and were determined to be impaired by $284 thousand. These impairment charges are recorded within other non-interest expense on the Statements of Operations.

As of December 31, 2007, there was one building classified as held for sale with a remaining carrying value of $477 thousand included in premises in the table above. The Bank recorded an impairment charge for this building of $219 thousand during 2007 due to changing real estate conditions from the prior year. During the year ended December 31, 2008, this building was sold with an insignificant gain.

AMERICANWEST BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 9. Goodwill and Intangible Assets

The following table summarizes the changes in the Company’s goodwill and intangible assets for the years ended December 31, 2008 and 2007:

($ in thousands)	Goodwill	Intangible Assets
Balance, December 31, 2006	$33,073	$7,506
Additions	94,779	12,916
Amortization	—	(3,480)

Balance, December 31, 2007	$127,852	$16,942

Impairment	(109,000)	—
Amortization	—	(3,475)

Balance, December 31, 2008	$18,852	$13,467

The addition is related to the FWBC merger on April 1, 2007. During the year ended December 31, 2008, in connection with its annual impairment review of goodwill, management engaged an independent valuation firm to assist with the impairment valuation of the remaining carrying value of goodwill. The analysis consists of a two step test. The first step, used to identify potential impairment, involves determining and comparing the fair value of the Company, including a control premium, with its carrying value, or stockholders’ equity. If the fair value of the Company exceeds its carrying value, goodwill is not impaired. If the carrying value exceeds fair value, there is an indication of impairment and the second step is performed to determine the amount of the impairment, if any. The fair value determined in the step 1 test was determined based on a discounted cash flow methodology using discount rates that reflect the Company’s market capitalization plus a control premium, determined, in part, by using multiples of comparable bank sale transactions. Determining the fair value involves a significant amount of judgment. The results are dependent on attaining results consistent with the forecasts and assumptions used in the valuation model. Based on the results of this step 1 analysis, the Company concluded that the potential for goodwill impairment existed and, therefore, a step 2 test was required to determine if there was goodwill impairment and the amount of goodwill that might be impaired. The second step compares the fair value of the Company to the aggregate fair values of its individual assets, liabilities and identified intangibles. Based on the step 2 test, the independent valuation firm concluded the impairment of goodwill was $109.0 million which was reflected through charges in the first and third quarters on the Consolidated Statements of Operations for the year ended December 31, 2008.

The remaining carrying value of goodwill at December 31, 2008 was $18.9 million. The Company’s goodwill will be evaluated for future possible impairment if there are indicators of a potential impairment pursuant to the Company’s accounting policy.

Along with an analysis completed by a third party, management’s assessment of the intangible assets indicated no impairment existed as of December 31, 2008. The accumulated amortization of intangible assets at December 31, 2008 is $9.6 million. The weighted average remaining amortization period for intangible assets is 7.3 years. The table below presents the forecasted amortization expense for 2009 through 2013 for other intangible assets acquired in all mergers:

($ in thousands)	Expected Amortization
2009	$2,864
2010	2,431
2011	2,093
2012	1,809
2013	1,823

AMERICANWEST BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 10. Bank Owned Life Insurance

The cash surrender values related to life insurance policies, net of estimated surrender charges, were $30.2 million and $29.1 million at December 31, 2008 and 2007, respectively. For the years ended December 31, 2008, 2007 and 2006, income related to bank owned life insurance was $1.1 million, $1.0 million, and $533 thousand, respectively, and is reflected in other non-interest income on the Consolidated Statements of Operations.

Note 11. Income taxes

The components of income tax (benefit) expense for the years presented were as follows:

	Years ended December 31,
($ in thousands)	2008	2007	2006
Current expense	$(10,602)	$8,046	$5,503
Deferred tax (benefit) expense	4,796	(4,287)	(1,146)

Income tax (benefit) expense	$(5,806)	$3,759	$4,357

The effective tax rate differs from the statutory tax rate for the years presented as follows:

	Years ended December 31,
($ in thousands)	2008	2007	2006
Income tax (benefit) expense at statutory rate	$(69,358)	$4,304	$4,196
Effect of goodwill impairment	38,150	—	—
Effect of valuation allowance	26,942	—	—
Effect of state income taxes	(897)	139	69
Effect of tax-exempt interest income	(318)	(368)	(222)
Effect of bank owned life insurance	(381)	(353)	(187)
Effect of tax credits	(29)	53	457
Effect of FIN 48 accrual	99	—	—
Other	(14)	(16)	44

Income tax expense	$(5,806)	$3,759	$4,357

AMERICANWEST BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following were the significant components of the deferred tax assets and liabilities as of the respective dates:

	December 31,
($ in thousands)	2008	2007
Deferred tax assets:
Allowance for loan losses and reserve for unfunded commitments	$16,018	$9,060
Net operating losses and tax credits	11,562	—
Deferred compensation expense	3,415	3,278
Interest on non-accrual loans	1,632	719
Other real estate	1,079	—
Acquired intangible asset	1,078	1,223
Deferred loan fees	831	1,058
Other	1,425	695

Gross deferred tax assets	37,040	16,033
Valuation allowance	(26,942)	—

Total deferred tax asset	10,098	16,033

Deferred tax liabilities:
Intangible assets	4,282	5,449
Depreciation	4,022	3,666
FHLB stock dividend income	909	909
Other	885	884

Total deferred tax liabilities	10,098	10,908

Net deferred tax assets	$—	$5,125

The net deferred tax assets as shown in the above table are included in other assets on the Consolidated Statements of Financial Condition. As of December 31, 2008 and 2007, income taxes receivable were $10.6 million and $4.2 million, respectively, and are included in other assets on the Consolidated Statements of Financial Condition.

At December 31, 2008 the Company had $26.9 million of net deferred tax assets comprised of tax-affected cumulative temporary differences primarily related to the provision for loan losses and net operating loss and other tax carry-forwards arising in 2008. The Company has provided a 100 percent valuation allowance against the net deferred tax assets at December 31, 2008 as there is no assurance that the Company will generate future taxable income to utilize such assets. Management will review the valuation allowance requirement periodically and make adjustments as warranted.

At December 31, 2008 the Company had a net operating loss carry-forward of $29.0 million for U.S. federal purposes that will expire in 2028, an alternative minimum tax credit carry-forward of $707 thousand, a general business credit carryover of $138 thousand, an Idaho state net operating loss carry-forwards of $5.9 million that will expire in 2028 and a Utah state net operating loss carry-forward of $17.4 million that will expire in 2023.

During the year ended December 31, 2008, 2007 and 2006, historical rehabilitation tax credits of $42 thousand, $120 thousand and $457 thousand, respectively, were subject to recapture due to a modification of the usage of a building and uncertain completion of construction of another building for which the Company had previously recognized historical rehabilitation credits.

AMERICANWEST BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company adopted FASB Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109 (FIN 48) effective January 1, 2007. At December 31, 2008 and 2007 the Company recognized a liability of $99 thousand, including $14 thousand of penalties and interest, and $0, respectively, related to uncertain tax positions taken in prior years. Interest and penalties have been classified in the financial statements as income taxes. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	December 31,
($ in thousands)	2008	2007
Beginning balance, January 1	$—	$—
Increases in tax provision for prior years	99	—
Decreases in tax provisions for prior years	—	—

Gross unrecognized tax benefits at December 31	$99	$—

The Company does not anticipate that the total amount of unrecognized tax benefit will significantly increase or decrease within the next 12 months. The 2005 through 2008 tax years generally remain subject to examination by federal, Idaho and Utah tax authorities.

Note 12. Federal Home Loan Bank advances and other borrowings

Federal Home Loan Bank (FHLB) advances maturities and weighted average interest rates as of December 31, 2008 and 2007 are summarized as follows:

	December 31,
	2008		2007
($ in thousands) Maturity Date	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
2008			$174,384	4.74%
2009	79,068	2.89%	33,068	5.12%
2010	50,000	3.66%	—	—
2011	10,000	4.06%	—	—
2012	600	3.83%	600	3.83%
2013	—	0.00%	—	0.00%

Total	$139,668	3.25%	$208,052	4.80%

The maximum amount of FHLB advances outstanding at any month-end and the average amounts outstanding for each of the respective periods presented are summarized below:

	December 31,
($ in thousands)	2008	2007
Maximum amount of outstanding FHLB advances at any month-end	$243,065	$217,540
Average amount of outstanding FHLB advances during the year	$188,989	$129,524

The Bank’s FHLB advances were all fixed-rate as of December 31, 2008 and 2007. The Bank had one advance at December 31, 2008 of $3.0 million where the FHLB has the option to convert the advance to a variable rate after a specified period of time. The Bank’s credit line is the lesser of 20% of total assets or up to the eligible collateral balance. At December 31, 2008 and 2007, the Bank had available on its line of credit from

AMERICANWEST BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the FHLB $164.0 million and $53.4 million, respectively, subject to the availability of collateral. FHLB advances are collateralized by commercial real estate loans, otherwise unencumbered permanent residential mortgages, other eligible real estate mortgages and investment grade securities. Federal statute requires all members of the FHLB to maintain collateral on FHLB advances equivalent to the amount borrowed on a daily basis.

In addition to the FHLB available line of credit, the Bank had the ability to borrow from the Federal Reserve Bank of San Francisco (FED) Discount Window. At December 31, 2008 the available borrowings from this source was $87.5 million. These borrowings are collateralized by commercial loans, agricultural loans and public loans. As of December 31, 2007, the Bank had available $49.3 million of unsecured Federal Funds lines through correspondent banks. These lines were not available as of December 31, 2008. As of December 31, 2008, the Parent Company did not have the ability to borrow funds. The Parent Company had available $20.0 million through a line of credit with a correspondent bank at December 31, 2007.

Capital lease obligations are included in other borrowings on the Consolidated Statements of Condition. The balances at December 31, 2008 and 2007 were $165 thousand and $239 thousand, respectively. Repurchase borrowings are also included in other borrowings on the Consolidated Statements of Condition. The balances at December 31, 2008 and 2007 were $3.1 million and $674 thousand, respectively.

Note 13. Junior Subordinated Debentures

As of December 31, 2008, the Company had four wholly-owned trusts (Trusts) that were formed to issue trust preferred securities and related common securities of the Trusts. The Trusts are summarized as follows:

($ in thousands) Trust Name	Issue Date	Outstanding Amount	Rate		Effective Rate	Next Call Date	Maturity Date
AmericanWest Statutory Trust I	September 2002	$10,310	Floating	(1)	4.87%	March 2009	September 2032
Columbia Trust Statutory Trust I	June 2003	3,093	Floating	(2)	4.57%	March 2009	June 2033
AmericanWest Capital Trust II	March 2006	7,217	6.76%	(3)	6.76%	March 2011	March 2036
AmericanWest Capital Trust III	March 2007	20,619	6.53%	(4)	6.53%	March 2012	June 2037

		$41,239

(1)	Rate based on LIBOR plus 3.40%, adjusted quarterly.
(2)	Rate based on LIBOR plus 3.10%, adjusted quarterly.
(3)	Rate fixed for 5 years from issuance, then adjusted quarterly thereafter based on LIBOR plus 1.50%.
(4)	Rate fixed for 5 years from issuance, then adjusted quarterly thereafter based on LIBOR plus 1.63%.

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

In accordance with the provisions of the related indentures, the Company notified the trustees of the Trusts that the payment of dividends was deferred effective with the distributions scheduled for the third quarter of 2008. The Company has the right to defer distributions for up to 20 consecutive quarters, although it will continue to accrue the cost of the preferred dividends at the normal interest rate on a compounded basis until such time as the deferred arrearage has been paid current.

As of December 31, 2008, all of the junior subordinated debt, less the common stock of the Trusts, qualified as Tier I capital, under the guidance issued by the Board of Governors of the Federal Reserve System (FRB).

AMERICANWEST BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Effective April 11, 2005, the FRB adopted a rule that permits the inclusion of junior subordinated debt in Tier I capital, but with stricter quantitative limits. Under the FRB rule, after a five-year transition period originally set to end on March 31, 2009, but extended by two years in light of continued stress in financial markets the aggregate amount of junior subordinated debt and certain other restricted core capital elements is limited to 25% of Tier I capital elements, net of goodwill. The amount of junior subordinated debt and certain other elements in excess of the limit could be included in Tier II capital, subject to restrictions. Of the currently issued junior subordinated debt $23.5 million is expected to qualify as Tier I capital under the new limitations as of March 31, 2011. There can be no assurance that the FRB will not further limit the amount of junior subordinated debt permitted to be included in Tier I capital for regulatory capital purposes.

Note 14. Time Deposit Maturities

At December 31, 2008, the scheduled maturities of time deposits were as follows:

($ in thousands)
2009	$620,075
2010	20,849
2011	42,276
2012	3,902
2013	4,180
Thereafter	1,033

Total	$692,315

Note 15. Common Stock

In 2006, the Board of Directors authorized the repurchase of up to 250,000 shares at a stock price within certain parameters. There were no stock repurchases in 2008, 2007 or 2006. In 2007, there were 1,532 shares tendered as payment for the exercise of stock options.

During the year ended December 31, 2008, 2007 and 2006, the Company declared cash dividends of $0.04, $0.15 and $0.09 per share, respectively. No stock dividends were declared in 2008, 2007 or 2006.

Note 16. Stock-Based Compensation

Stock Options

In April 2006, the Company’s shareholders approved the AmericanWest Bancorporation 2006 Equity Incentive Plan (Plan), which superseded the Company’s 2001 Incentive Stock Option Plan (2001 Plan) with respect to any issuance of incentive stock options, nonqualified stock options, restricted stock awards and unrestricted stock awards to key employees, officers and directors made on and after the Plan’s effective date (March 17, 2006). The maximum aggregate number of authorized shares issued under the Plan is 314,666, which was the number of unissued shares remaining under the 2001 Plan on the date of such effective date, plus any shares under the 2001 Plan as to which options or other benefits granted thereunder and outstanding as of March 17, 2006 may lapse, expire, terminate or be cancelled. During the year ended December 31, 2008, the Company’s shareholders approved an amendment to the Plan to increase the number of available shares to grant by 250,000. As of December 31, 2008, the remaining authorized shares available for issuance under the Plan are 600,447. The Compensation Committee, comprised of members of the board of directors, administers the Plan. The maximum term of a stock option granted under the Plan is ten years and the Plan will terminate on March 17, 2016.

AMERICANWEST BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The status of the Plan as of December 31, 2008, 2007 and 2006 was as follows:

	2008		2007		2006
	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
Outstanding at beginning of year	425,394	$18.14	444,049	$16.51	454,136	$15.96
Granted	107,750	2.58	64,750	22.57	177,343	19.44
Assumed through acquisition	—	—	—	—	160,818	12.00
Exercised	(9,436)	6.10	(56,895)	8.51	(179,932)	12.40
Forfeited and expired	(203,007)	17.97	(26,510)	22.32	(168,316)	18.18

Outstanding at year end	320,701	$13.38	425,394	$18.14	444,049	$16.51

Exercisable at year end	182,791	$17.86	305,644	$17.15	293,069	$15.03

During the year ended December 31, 2006, certain non-qualified stock options were modified. The amendment provided for the exercise price of the 158,836 unexercised stock options related to one employee issued in 2004 to be increased. The original vesting schedule and expiration term related to the options remained unchanged. These options are included in the granted and forfeited categories above at the respective prices of $18.71 and $18.07 per share.

Additional information related to the stock options outstanding and exercisable as of December 31, 2008 and 2007 is below:

($ in thousand except per share amounts)	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2008	320,701	$13.38	6.5 years	$—
Exercisable at December 31, 2008	182,791	$17.86	4.7 years	$—
Outstanding at December 31, 2007	425,394	$18.14	6.2 years	$628
Exercisable at December 31, 2007	305,644	$17.15	5.7 years	$628

The fair value assumptions for grants in each of the years, excluding the modification discussed above, ending December 31, 2008, 2007 and 2006 are as follows:

	2008	2007	2006
Risk free interest rate	3.3%	4.6%	4.9%
Expected volatility	44.9%	30.3%	27.5%
Expected cash dividends	5.3%	0.5%	0.4%
Expected life	4.9 years	6.0 years	5.5 years

AMERICANWEST BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes information about stock options outstanding at December 31, 2008:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.30 - $2.59	94,000	9.5 years	$1.70	—	—
$2.59 - $5.18	7,028	0.9 years	$4.42	7,028	$4.42
$5.18 - $7.78	3,461	2.7 years	$5.54	3,461	$5.54
$7.78 - $10.37	25,370	4.1 years	$8.98	15,970	$8.76
$10.37 - $12.96	5,797	3.4 years	$12.14	5,047	$12.20
$12.96 - $15.55	28,477	3.2 years	$15.14	28,477	$15.14
$15.55 - $18.14	21,452	5.2 years	$17.50	19,252	$17.49
$18.14 - $20.74	19,606	6.1 years	$18.76	19,046	$18.77
$20.74 - $23.33	81,493	5.9 years	$21.60	66,773	$21.48
$23.33 - $25.92	34,017	7.7 years	$24.93	17,737	$25.51

Total	320,701			182,791

SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. The fair values were calculated using the Black-Scholes-Merton model and the weighted average fair values of options granted during the years ended December 31, 2008, 2007 and 2006 were $0.70, $8.35 and $8.75, respectively. Compensation cost is recorded as if each vesting portion of the award is a separate award. The adoption of this standard, as of January 1, 2006, using the modified prospective method, resulted in $185 thousand, $498 thousand and $593 thousand of compensation expense for the years ended December 31, 2008, 2007 and 2006, respectively. Net of taxes for the year ended December 31, 2008 this increased the net loss by approximately $128 thousand or $0.01 on both a basic and diluted loss per share basis. Total unrecognized compensation cost at December 31, 2008 is approximately $160 thousand which will be recognized through 2013. The aggregate intrinsic value of stock options exercised during the years ended December 31, 2008 and 2007 were $62 thousand and $628 thousand, respectively.

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

Restricted Common Stock Awards

The Company has granted performance restricted common stock awards to certain executives and employees. The performance restricted common stock awards vest between January 2010 and September 2012 and are expensed as compensation over the period earned. Certain agreements require that the Company or the individual meet performance criteria and, for every year that the goal is not achieved the award recipients forfeit 20% of their performance restricted common stock. Additionally, the Company has granted restricted common stock awards that do not have performance criteria and will vest in June 2011. Awards are forfeited if an employee is terminated prior to vesting other than pursuant to a change in control.

The purpose of these awards is to promote the long term interests of the Company and its shareholders by providing a financial incentive as a means for retaining certain key executives and employees. For the years

AMERICANWEST BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

ended December 31, 2008, 2007 and 2006 compensation expense, pre-tax, related to these grants was approximately $86 thousand, $222 thousand and $82 thousand, respectively. The compensation expense for the year ended December 31, 2008 includes $43 thousand related to the retirement of an executive and $21 thousand related to the resignation of an executive. The compensation expense for the year ended December 31, 2007 includes $141 thousand related to the immediate vesting of 7,500 performance based restricted common stock awards for an executive terminated without cause. During the years ended December 31, 2008, 2007 and 2006, 17,130, 17,650 and 17,100, respectively, of performance restricted stock awards were forfeited as the performance criteria for those grants was not achieved. At December 31, 2008 there were 40,390 performance restricted common stock awards outstanding and 5,000 restricted common stock awards outstanding. At December 31, 2007 there were 63,900 performance restricted common stock awards outstanding and 6,871 restricted common stock awards outstanding. At December 31, 2006 there were 68,900 performance restricted common stock awards outstanding and 10,433 restricted common stock awards outstanding.

The following table summarizes both unvested performance restricted and unvested restricted common stock activity for the years ended December 31, 2008, 2007 and 2006:

	2008		2007		2006
	Restricted Stock	Weighted average grant date fair value	Restricted Stock	Weighted average grant date fair value	Restricted Stock	Weighted average grant date fair value
Unvested, beginning of year	70,771	$21.62	79,333	$21.59	56,500	$21.15
Granted	—	—	42,705	21.83	48,433	22.05
Forfeited	(21,510)	21.74	(39,150)	21.90	(25,600)	21.50
Vested	(3,871)	22.80	(12,117)	21.29	—	—

Unvested, end of year	45,390	$21.46	70,771	$21.62	79,333	$21.59

Due to the adoption of SFAS No. 123(R) these unvested amounts are no longer shown as common stock and as a negative component of stockholders’ equity as unearned compensation, but are added to common stock as they are expensed. Total stockholders’ equity remained unchanged by the adoption of this standard.

Note 17. Fair Value Measurement

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

AMERICANWEST BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

markets. Level 2 includes quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable. Level 3 includes instruments whose significant value input assumptions are unobservable.

The following table summarizes the Company’s financial instruments that were measured at fair value on a recurring basis at December 31, 2008:

	Fair Value	Fair Value Measurements Using
($ in thousands)		Level 1	Level 2	Level 3
Recurring
Securities available-for-sale	$64,296	$27,690	$36,606	$—
Derivative loan commitments	$91	$—	$—	$91

Additionally, certain assets are measured at fair value on a non-recurring basis. These adjustments to fair value generally result from the application of lower-of-cost-or-market accounting or write-downs of individual assets due to impairment. The following table summarizes the Company’s financial instruments that were measured at fair value on a non-recurring basis at December 31, 2008, and the total change resulting from these fair value adjustments for the year ended December 31, 2008:

	Fair Value	Fair Value Measurements Using			Year ended December 31, 2008
($ in thousands)		Level 1	Level 2	Level 3	Total Loss
Non-Recurring
Impaired loans	$71,679	$—	$—	$71,679	$45,266

Impaired loans included in the table above are collateral dependent and fair value was determined based on the fair value of the underlying collateral, less costs to sell. If the Bank determines that the value of the impaired loan is less than the recorded investment in the loan, the carrying value is adjusted through a charge-off. These charge-offs are recorded through the allowance for loan losses. The loss column above represents charge-offs recognized during the year ended December 31, 2008 related to the impaired loans.

AMERICANWEST BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SFAS No. 107, Disclosures about Fair Value of Financial Instruments, requires disclosure of fair value information about financial instruments for which it is practicable to estimate fair value. As defined by SFAS No. 107, financial instruments include the categories listed below. It does not include the value of premises and equipment and intangible assets such as customer relationships and core deposit intangibles. The following table summarizes carrying amounts, estimated fair values, and assumptions used by the Company to estimate fair value as of December 31, 2008 and 2007:

As of December 31, 2008: ($ in thousands)	Assumptions Used in Estimating Fair Value	Carrying Amount	Estimated Fair Value
Financial Assets:
Cash and due from banks	Equal to carrying value	$40,927	$40,927
Overnight interest bearing deposits with other banks	Equal to carrying value	26,058	26,058
Securities	Quoted market prices	65,270	65,270
Federal Home Loan Bank Stock	Par value	8,286	8,286
Loans, held for sale	Equal to carrying value	12,265	12,265
Loans	Fixed-rate loans: Discounted expected future cash flows, variable-rate loans: equal to carrying value, net of allowance for loan losses. Impaired loans: Collateral value	1,577,106	1,573,916
Financial Liabilities:
Deposits	Fixed-rate certificates of deposit: Discounted expected future cash flows All other deposits: Equal to carrying value	1,573,533	1,583,125
Federal Home Loan Bank advances and other borrowings	Discounted expected future cash flows	142,962	145,465
Junior subordinated debentures	Discounted expected future cash flows	41,239	33,467

As of December 31, 2007: ($ in thousands)	Assumptions Used in Estimating Fair Value	Carrying Amount	Estimated Fair Value
Financial Assets:
Cash and due from banks	Equal to carrying value	$46,591	$46,591
Overnight interest bearing deposits with other banks	Equal to carrying value	498	498
Securities	Quoted market prices	66,985	66,985
Federal Home Loan Bank Stock	Par value	7,801	7,801
Loans, held for sale	Equal to carrying value	11,105	11,105
Loans	Fixed-rate loans: Discounted expected future cash flows, variable-rate loans: equal to carrying value, net of allowance for loan losses	1,738,838	1,728,387
Financial Liabilities:
Deposits	Fixed-rate certificates of deposit: Discounted expected future cash flows All other deposits: Equal to carrying value	1,529,427	1,494,486
Federal Home Loan Bank advances and other borrowings	Discounted expected future cash flows	244,663	246,354
Junior subordinated debentures	Equal to carrying value	41,239	41,239

AMERICANWEST BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In addition to these financial instruments on the Consolidated Statements of Financial Condition, the Bank has off balance sheet financial instruments consisting of commitments to extend credit and standby letters of credit. As there is generally no secondary market for these instruments, they are not included in the table above.

Note 18. Commitments and Contingent Liabilities

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

The minimum annual rental commitments on capital and operating leases at December 31, 2008, exclusive of taxes and other charges, are summarized as follows:

($ in thousands)	Capital Leases	Operating Leases
2009	$95	$3,569
2010	95	3,401
2011	—	3,409
2012	—	3,402
2013	—	3,371
Thereafter	—	28,271

Total minimum amounts due	$190	$45,423

Less: Amount representing interest	(25)

Present value of net minimum lease payments	$165

The Company’s rental expense for 2008, 2007 and 2006 was $3.3 million, $2.3 million, and $1.7 million, respectively. In addition to the above required lease payments, the Company has contractual obligations related mainly to information technology contracts and other maintenance contracts of $4.7 million in total over the next five years.

The Bank is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, standby letters of credit and financial guarantees. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the Consolidated Statements of Condition. The contract or notional amounts of those instruments reflect the extent of involvement the Bank has in particular classes of financial instruments.

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

AMERICANWEST BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the contract or notional amount at December 31, 2008 and 2007:

($ in thousands)	2008	2007
Commitments to extend credit	$272,139	$533,656
Standby letters of credit and financial guarantees written	38,755	51,364

Total	$310,894	$585,020

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

A majority of the Bank’s loans, commitments, and commercial and standby letters of credit have been granted to customers in the Company’s market area. As such, significant changes in economic conditions in the states of Washington, Idaho, or Utah, or within their primary industries, could adversely affect the Company’s ability to collect loans. Substantially all such customers are depositors of the Company. The concentrations of credit by type of loan are set forth in Note 7. The Bank’s related party loans and deposits are disclosed in Note 22.

During 2008, the Bank began entering into forward delivery contracts to sell residential mortgage loans to third parties at specific prices and dates in order to hedge the interest rate risk in its portfolio of mortgage loans held for sale and its mortgage loan commitments. Credit risk associated with forward contracts is limited to the replacement costs of those forward contracts at a gain position. There were no counterparty default losses on forward contracts during the year ended December 31, 2008. Market risk with respect to forward contracts arises principally from changes in the value of contractual positions due to changes in interest rates. The Bank limits its exposure to market risk by monitoring differences between commitments to customers and forward contracts with third parties. In the event the Company has forward delivery contract commitments in excess of available mortgage loans, the Company completes the transaction by either paying or receiving a fee to or from the third parties equal to the increase or decrease in the market value of the forward contract. At December 31, 2008, the Bank had commitments to originate mortgage loans held for sale totaling $17.3 million with a net fair value of approximately $0. As of that date, it also had forward sales commitments of $5.6 million with a negative net fair value of approximately $91 thousand. The Bank recorded a loss of approximately $91 thousand which is included in fees on mortgage loan sales, net on the Consolidated Statement of Operations, related to its forward sales commitments in 2008.

As of December 31, 2008, the Bank had available borrowings through the FHLB of $164.0 million and the FRB of $87.5 million. These were available for short term borrowings at market interest rates. As of

AMERICANWEST BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007, the Bank had lines of credit available of $102.7 million and the Parent Company had available $20.0 million through a line of credit with a correspondent bank for short term and long term borrowings with maturities up to 30 years at market interest rates.

Note 19. Restrictions on Dividends and Loans

The Bank is subject to banking regulations relating to the payment of dividends and the amount of loans that it may extend. As of December 31, 2008 the retained deficit of the Bank was $116.9 million. As of December 31, 2007 and 2006, the amount of retained earnings of the Bank was $76.7 million, and $76.8 million, respectively. During the year ended December 31, 2008 and 2007, the Bank paid dividends to the Parent Company of $2.2 million and $11.5 million, respectively. During the third quarter of 2008, the Bank became subject to a Supervisory Directive issued by the Washington Department of Financial Institutions, Division of Banks, which among other things prohibits the Bank from paying dividends without prior regulatory approval.

Note 20. Employee Benefit Plans

The Company has a 401(k) Retirement Savings Plan (Plan). Employees are eligible to contribute to the Plan after completing six months of employment and attaining age 18. During 2008, the Company matched employee deferrals up to 3% of participant compensation and 50% from 3% to 5% of participant compensation. Employees are fully vested on all contributions made to the Plan. Contributions to the Plan in 2008, 2007 and 2006 were $861 thousand, $875 thousand, and $566 thousand, respectively.

During the year ended December 31, 2006, the Company merged the prior Employee Stock Ownership Plan (ESOP) into the Plan. Contributions to the ESOP plan were discretionary and there were no contributions in 2006.

The Company maintains salary and fee continuation agreements for the benefit of certain current and former officers and directors. As of December 31, 2008, there were 38 outstanding agreements, of which four were with active employees and directors. The plans provide for monthly payments to such persons, or their designated beneficiaries, for a period of time following retirement, or in some cases death prior to retirement. At December 31, 2008 and 2007, the reported liabilities for future benefit obligations related to these agreements were $7.0 million and $6.9 million, respectively, and are included in other liabilities on the Consolidated Statements of Financial Condition. During the year ended December 31, 2007 there was $3.0 million of related liability acquired through the FWBC merger.

AMERICANWEST BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 21. Parent Company Only Statements

The following are the condensed statements of condition, income and cash flows for the Parent Company:

Condensed Statements of Financial Condition

December 31, 2008 and 2007

($ in thousands)

	2008	2007
Cash	$194	$757
Investment in Bank subsidiary	129,511	323,094
Other assets	2,789	1,549

TOTAL ASSETS	$132,494	$325,400

Junior Subordinated Debt and other liabilities	$42,706	$41,413
Stockholders’ equity	89,788	283,987

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$132,494	$325,400

Condensed Statements of Operations

Years Ended December 31, 2008, 2007 and 2006

($ in thousands)

	2008	2007	2006
INCOME
Bank subsidiary dividends	$2,150	$11,500	$10,000
Other income	83	81	46

	2,233	11,581	10,046

EXPENSES
Interest expense	2,762	2,756	1,554
Other operating expenses	1,070	1,462	1,317

	3,832	4,218	2,871

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAX AND NET INCOME OF SUBSIDIARY, NET OF DIVIDENDS PAID TO PARENT	(1,599)	7,363	7,175
Benefit for income tax	1,371	1,319	1,024
INCOME (LOSS) BEFORE NET LOSS OF SUBSIDIARY, NET OF DIVIDENDS PAID TO PARENT	(228)	8,682	8,199

Net loss of subsidiary, net of dividends paid to Parent	(192,132)	(144)	(569)

NET (LOSS) INCOME	$(192,360)	$8,538	$7,630

AMERICANWEST BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Statements of Cash Flows

Years Ended December 31, 2008, 2007 and 2006

($ in thousands)

	2008	2007	2006
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES
Net (loss) Income	$(192,360)	$8,538	$7,630
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Net loss of subsidiary, net of dividends paid to Parent	192,132	144	569
Compensation expense for stock based awards	271	720	675
Net change in other assets	(1,315)	20	153
Net change in other liabilities	1,368	(64)	(175)

NET CASH PROVIDED BY OPERATING ACTIVITIES	96	9,358	8,852

CASH FLOWS USED IN INVESTING ACTIVITIES
Purchased trust preferred securities	—	(619)	(217)
Cash acquired in merger, net of cash consideration paid	—	(30,004)	(17,350)

NET CASH USED IN INVESTING ACTIVITIES	—	(30,623)	(17,567)

CASH FLOWS (USED IN) PROVIDED BY FINANCING ACTIVITIES
Proceeds from issuances of common stock under equity incentive plans	29	611	2,557
Cash dividends paid	(688)	(2,405)	(1,021)
Proceeds from issuance of junior subordinated debentures	—	20,619	7,217

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(659)	18,825	8,753

NET CHANGE IN CASH	(563)	(2,440)	38
CASH, beginning of year	757	3,197	3,159

CASH, end of year	$194	$757	$3,197

Note 22. Related Party Transactions

Loans to related parties:

Loans to the Company’s officers and directors are on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than normal risk of collectability. Such loans had the following balances and activity during the years ended December 31, 2008, 2007 and 2006:

($ in thousands)	2008	2007
Balance at beginning of year	$15,266	$507
New loans or advances	3,894	4,119
Repayments	(7,613)	(1,696)
Other adjustments	—	12,336

Balance at end of year	$11,547	$15,266

The other adjustments above reflect changes in related parties for the respective periods.

AMERICANWEST BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deposits from related parties:

Deposits from related parties were $1.4 million and $1.6 million at December 31, 2008 and 2007, respectively.

Payments to related parties:

The Bank paid $97 thousand in each of the years ended December 31, 2008, 2007 and 2006 for operating lease payments related to the Ephrata facility to a partnership of which one of the partners is a related party.

Note 23. Regulatory Matters

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

As of December 31, 2008, the most recent notification from the Federal Deposit Insurance Company categorized the Bank as under-capitalized under the regulatory framework for prompt corrective action due to the total capital to risk weighted assets ratio falling below the adequately capitalized category. The Bank was above the adequately-capitalized minimums for the Tier 1 risk-based ratio and above the well-capitalized minimums for the Tier 1 leverage ratios. The ratios are set forth in the following tables along with the amounts required for the Bank to be considered adequately and well-capitalized. There are no conditions or events since the notification that management believes have changed the Bank’s category. The Company’s and the Bank’s actual capital amounts and ratios as of December 31, 2008 and 2007 are presented in the below table:

	Actual		Adequately Capitalized		Well Capitalized
($ in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2008:
Total capital to risk weighted assets:
AWBC	$119,539	6.83%	$140,103	8.00%	N/A	N/A
AWB	119,226	6.82%	139,877	8.00%	$174,846	10.00%
Tier I capital to risk weighted assets:
AWBC	87,358	4.99%	70,051	4.00%	N/A	N/A
AWB	97,080	5.55%	69,938	4.00%	104,908	6.00%
Leverage capital, Tier I capital to average assets:
AWBC	87,358	4.57%	76,408	4.00%	N/A	N/A
AWB	97,080	5.09%	76,305	4.00%	95,381	5.00%

AMERICANWEST BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Actual		Adequately Capitalized		Well Capitalized
($ in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2007:
Total capital to risk weighted assets:
AWBC	$203,891	10.28%	$158,742	8.00%	N/A	N/A
AWB	202,980	10.24%	158,623	8.00%	$198,279	10.00%
Tier I capital to risk weighted assets:
AWBC	179,065	9.02%	79,371	4.00%	N/A	N/A
AWB	178,172	8.99%	79,311	4.00%	118,967	6.00%
Leverage capital, Tier I capital to average assets:
AWBC	179,065	9.20%	77,887	4.00%	N/A	N/A
AWB	178,300	9.16%	77,829	4.00%	97,286	5.00%

Note 24. Earnings Per Share

The following is a reconciliation of the numerators and denominators for basic and diluted (loss) earnings per share computations for the years ended December 31, 2008, 2007 and 2006:

(in thousands, except per share)	2008	2007	2006
Numerator:
Net (loss) income	$(192,360)	$8,538	$7,630
Denominator:
Weighted-average number of common shares outstanding	17,211	15,766	11,183
Incremental shares assumed for stock options	—	98	172

Total	17,211	15,864	11,355

Basic (loss) earnings per common share	$(11.18)	$0.54	$0.68
Diluted (loss) earnings per common share	$(11.18)	$0.54	$0.67
Antidilutive stock options and awards not included in diluted earnings per share	265	160	72

Note 25. Other Non-interest Expenses

Components of other non-interest expense which exceed 1% of the aggregate total net interest income and total non-interest income for any of the years ended December 31, 2008, 2007 or 2006 are presented below:

($ in thousands)	2008	2007	2006
Bankcard and Debit Card	$1,692	$1,318	$511
Regulatory and audit	3,260	608	784
Legal	1,441	530	549
Loans	1,377	597	762
Impairment of premises and securities	1,185	219	507
Advertising	894	972	1,081
Supplies	766	1,041	1,118
Other	9,128	6,862	6,029

Total	$19,743	$12,147	$11,341

Note 26. Subsequent Events

AMERICANWEST BANCORPORATION

QUARTERLY UNAUDITED FINANCIAL DATA

CONDENSED CONSOLIDATED STATEMENTS OF QUARTERLY INCOME

(in thousands, except per share)

	Quarter Ended
	December 31, 2008	September 30, 2008	June 30, 2008	March 31, 2008
Statement of Income:
Interest income	26,203	29,058	30,739	33,670
Interest expense	11,081	11,031	11,221	12,383

Net Interest Income	15,122	18,027	19,518	21,287
Provision for loan losses	40,320	27,650	16,400	12,800

Net interest income after provision for loan losses	(25,198)	(9,623)	3,118	8,487
Non-interest income	4,074	5,268	5,105	4,220
Non-interest expense	27,305	101,288	19,241	45,783

Income (loss) before provision for income tax	(48,429)	(105,643)	(11,018)	(33,076)
Income tax provision (benefit)	9,267	(8,748)	(4,806)	(1,519)

Net income (loss)	(57,696)	(96,895)	(6,212)	(31,557)

Basic earnings (loss) per common share	$(3.35)	$(5.63)	$(0.36)	$(1.83)
Diluted earnings (loss) per common share	$(3.35)	$(5.63)	$(0.36)	$(1.83)
Basic weighted average shares outstanding	17,213	17,213	17,211	17,206
Diluted weighted average shares outstanding	17,213	17,213	17,211	17,206

	December 31, 2007	September 30, 2007	June 30, 2007	March 31, 2007
Statement of Income:
Interest income	$36,325	$37,351	$35,754	$24,862
Interest expense	13,461	13,861	12,753	10,128

Net Interest Income	22,864	23,490	23,001	14,734
Provision for loan losses	14,605	1,231	1,538	(33)

Net interest income after provision for loan losses	8,259	22,259	21,463	14,767
Non-interest income	4,555	4,479	4,877	2,405
Non-interest expense	18,777	18,824	19,366	13,800

Income (loss) before provision for income tax	(5,963)	7,914	6,974	3,372
Income tax provision (benefit)	(2,426)	2,565	2,433	1,187

Net income (loss)	$(3,537)	$5,349	$4,541	$2,185

Basic earnings (loss) per common share	$(0.21)	$0.31	$0.26	$0.19
Diluted earnings (loss) per common share	$(0.21)	$0.31	$0.26	$0.19
Basic weighted average shares outstanding	17,197	17,194	17,177	11,413
Diluted weighted average shares outstanding	17,197	17,268	17,290	11,541

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

In the year ended December 31, 2008, the Company did not make any changes in its internal controls or other factors that has materially affected, or is reasonably likely to affect, the Company’s internal controls over financial reporting.

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

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2008 is effective.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to the attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information included under the following captions in the Company’s proxy statement relating to its 2009 annual meeting of stockholders (the “2009 Proxy Statement”) which will be filed within 120 days of the Company’s year-end is incorporated herein by reference:

•	“Election of Directors”;

•	“Board Committees and Meetings”;

•	“Corporate Governance”;

•	“Compliance with Section 16(a) of the Exchange Act”;

•	“Executive Officers Who are Not Directors”; and

•	“Code of Ethics.”

With the exception of the information expressly incorporated herein by reference, the 2009 Proxy Statement is not deemed filed as part of this Annual Report on Form 10-K.

Item 11. Executive Compensation.

Information included under the following captions in the 2009 Proxy Statement which will be filed with the SEC within 120 days of the Company’s year-end is incorporated herein by reference:

•	“Compensation Discussion and Analysis”;

•	“Executive Compensation”; and

•	“Directors’ Compensation.”

With the exception of the information expressly incorporated herein by reference, the 2009 Proxy Statement is not deemed filed as part of this Annual Report on Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information included under the following caption in the 2009 Proxy Statement which will be filed with the SEC within 120 days of the Company’s year-end is incorporated herein by reference:

•	“Security Ownership of Certain Beneficial Owners and Management.”

See also Part I, Item of this report and Note 15 of the Notes to the Consolidated Financial Statements, including the table presenting equity compensation plan information, included in this report.

With the exception of the information expressly incorporated herein by reference, the 2009 Proxy Statement is not deemed filed as part of this Annual Report on Form 10-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information included under the following captions in the 2009 Proxy Statement which will be filed with the SEC within 120 days of the Company’s year-end is incorporated herein by reference:

•	“Related Party Transactions and Business Relationships.”

With the exception of the information expressly incorporated herein by reference, the 2009 Proxy Statement is not deemed filed as part of this Annual Report on Form 10-K.

Item 14. Principal Accountant Fees and Services.

The information included under the following captions in the 2009 Proxy Statement which will be filed with the SEC within 120 days of the Company’s year-end is incorporated herein by reference:

•	“Independent Registered Public Accounting Firm.”

With the exception of the information expressly incorporated herein by reference, the 2009 Proxy Statement is not deemed filed as part of this Annual Report on Form 10-K.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a) (1)	All financial statements are included in Item 8 of this report.

(a) (2)	All schedules are omitted as the required information is not applicable or the information is presented in the Consolidated Financial Statements or related notes.

(a) (3)	Exhibits. A list of the Company’s exhibits are as follows:

EXHIBIT INDEX

3.1	Amended and Restated Articles of Incorporation of AmericanWest (incorporated by reference to Exhibit 3.1 to the Form 10-Q filed on August 11, 2008).

3.2	Amended and Restated Bylaws of AmericanWest (incorporated by reference to Exhibit 3.2 to the Form 10-Q filed on August 11, 2008).

4.1	Specimen certificate for shares of Common Stock (incorporated by reference to Exhibit 4.1 to the Form S-4/A filed on January 23, 2006 and incorporated herein by reference).

10.1	Employment Agreement dated as of September 18, 2006 with Patrick J. Rusnak (incorporated by reference to Exhibit 99.1 to the Form 8-K filed on September 19, 2006).*

10.2	(a) Employment Agreement dated as of January 28, 2005 with Rick Shamberger (incorporated by reference to Exhibit 10.19 to the Form 10-Q filed August 9, 2005).*
(b) Amendment No. 1 to Employment Agreement with Rick Shamberger (incorporated by reference to Exhibit 99.2 to the Form 8-K/A filed January 5, 2007).*
(c) Amendment No. 2 to Employment Agreement with Rick Shamberger (incorporated by reference to Exhibit 99.2 to the Form 8-K filed July 30, 2008).*

10.3	(a) Employment Agreement dated as of January 28, 2005 with Nicole Sherman (incorporated by reference to Exhibit 10.20 to the Form 10-Q filed August 9, 2005).*
(b) Amendment No. 1 to Employment Agreement with Nicole Sherman (incorporated by reference to Exhibit 99.5 to the Form 8-K/A filed January 5, 2007).*
(c) Amendment No. 2 to Employment Agreement with Nicole Sherman.*+
(d) Amendment No. 3 to Employment Agreement with Nicole Sherman (incorporated by reference to Exhibit 991. to the Form 8-K filed November 25, 2008).*

10.4	Employment Agreement dated as of April 1, 2008 with Jay B. Simmons (incorporated by reference to Exhibit 99.1 to the Form 8-K filed April 2, 2008).*

10.5	Separation Agreement and Release of Claims with Robert M. Daugherty (incorporated by reference to Exhibit 10.2 to the Form 10-Q filed November 7, 2008).*

10.6	Amended and Restated Equity Incentive Plan (incorporated by reference to Appendix A to the Definitive Proxy Statement for the 2008 Annual Meeting of Shareholders filed on March 18, 2008).*

10.7	Restricted Stock Unit Agreement dated effective September 26, 2006 between the Company and Patrick J. Rusnak (incorporated by reference to Exhibit 10.25 to the Form 10-K filed on March 15, 2007).*

10.8	Grant of Performance Shares to Rick Shamberger dated as of June 6, 2005 (incorporated by reference to Exhibit 10.24 to the Form 10-Q filed August 9, 2005).*

10.9	Grant of Performance Shares to Nicole Sherman dated as of June 6, 2005 (incorporated by reference to Exhibit 10.25 to the Form 10-Q filed August 9, 2005).*

10.10	Indenture dated as of March 22, 2007, by and between AmericanWest Bancorporation and Wilmington Trust Company, as Trustee, for the issuance of Fixed/Floating Junior Subordinated Deferrable Interest Debentures due 2037(filed as Exhibit 10.6 to the Form 10-Q filed on May 9, 2007, and incorporated herein by this reference).

10.11	Indenture dated as of March 14, 2006, by and between AmericanWest Bancorporation and Wilmington Trust Company, as Trustee, for the issuance of Fixed/Floating Junior Subordinated Deferrable Interest Debentures due 2036.+

10.12	Indenture dated as of June 26, 2003, by and between Columbia Trust Bancorp and US Bank National Association, as Trustee, for the issuance of Floating Junior Subordinated Deferrable Interest Debentures due 2033.+

10.13	Indenture dated as of September 26, 2002, between AmericanWest Bancorporation, as Issuer, and State Street Bank and Trust Company of Connecticut, National Association, as Trustee, for the issuance of Floating Rate Junior Subordinated Deferrable Interest Debentures due 2032 is incorporated by reference to Exhibit 10.5 to the Form 10-K (File No. 000-18561) filed March 26, 2003.

21.1	Subsidiaries of Registrant.+

23.1	Consent of Moss Adams LLP, Independent Registered Public Accounting Firm.+

31	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.+

32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.+

*	Denotes executive compensation plan or arrangement.
+	Denotes items filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 31st day of March, 2009.

AMERICANWEST BANCORPORATION

By:	/S/ PATRICK J. RUSNAK
Patrick J. Rusnak
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 31st day of March, 2009.

Principal Executive Officer and Principal Financial Officer

By:	/S/ PATRICK J. RUSNAK
Patrick J. Rusnak,
President, Chief Executive Officer and Director

Principal Accounting Officer

By:	/S/ SHELLY L. KRASSELT
Shelly L. Krasselt,
Controller and Vice President

Remaining Directors

By:	/S/ DOUGLAS K. ANDERSON
Douglas K. Anderson, Director

By:	/S/ J. FRANK ARMIJO
J. Frank Armijo, Director

By:	/S/ KAY C. CARNES
Kay C. Carnes, Director

By:	/S/ CRAIG D. EERKES
Craig D. Eerkes, Director

By:	/S/ H. DON NORTON
H. Don Norton, Director

By:	/S/ DONALD H. SWARTZ, II
Donald H. Swartz, II, Director

By:	/S/ P. MIKE TAYLOR
P. Mike Taylor, Director