Form 10-Q
period 2009-03-31
AMERICANWEST BANCORPORATION
filed 2009-05-15
CIK 726990

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2009

or

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

Yes    ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by a check mark whether the registrant is large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Act. (Check one):

Large Accelerated filer  ☐        Accelerated filer  ☐        Non-accelerated filer  ☐        Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Number of Shares Outstanding
Common Stock	17,213,288 at May 11, 2009

AMERICANWEST BANCORPORATION

INDEX TO QUARTERLY REPORT ON FORM 10-Q

March 31, 2009

AMERICANWEST BANCORPORATION

CONSOLIDATED STATEMENTS OF CONDITION

(unaudited)

(in thousands)

	March 31, 2009	December 31, 2008
ASSETS
Cash and due from banks	$55,129	$40,927
Overnight interest bearing deposits with other banks	14,430	26,058

Cash and cash equivalents	69,559	66,985
Securities, available-for-sale at fair value	60,360	65,270
Loans, net of allowance for loan losses of $40,675 and $44,722, respectively	1,519,507	1,577,106
Loans, held for sale	16,986	12,265
Accrued interest receivable	7,620	8,193
FHLB stock	10,267	8,286
Premises and equipment, net	39,921	41,385
Foreclosed real estate and other foreclosed assets	22,552	15,781
Bank owned life insurance	30,443	30,193
Goodwill	18,852	18,852
Intangible assets	12,751	13,467
Other assets	17,279	16,840

TOTAL ASSETS	$1,826,097	$1,874,623

LIABILITIES
Non-interest bearing demand deposits	$288,248	$321,552
Interest bearing deposits:
NOW, savings account and money market accounts	574,229	559,666
Time, $100,000 and over	281,999	342,022
Other time	393,545	350,293

TOTAL DEPOSITS	1,538,021	1,573,533
Federal Home Loan Bank advances	140,680	139,668
Other borrowings and capital lease obligations	3,130	3,294
Junior subordinated debt	41,239	41,239
Accrued interest payable	7,806	7,677
Other liabilities	19,836	19,424

TOTAL LIABILITIES	1,750,712	1,784,835
STOCKHOLDERS’ EQUITY
Preferred stock, no par, shares authorized 5 million	—	—
Common stock, no par, shares authorized 50 million; 17,251 issued and 17,213 oustanding at March 31, 2009; 17,259 issued and 17,213 outstanding at December 31, 2008	253,399	253,450
Accumulated deficit	(178,299)	(163,764)
Accumulated other comprehensive income, net of tax	285	102

TOTAL STOCKHOLDERS’ EQUITY	75,385	89,788

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,826,097	$1,874,623

The accompanying notes are an integral part of these statements.

AMERICANWEST BANCORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share amounts)

	Three Months Ended March 31,
	2009	2008
Interest Income
Interest and fees on loans	$22,464	$32,784
Interest on securities	752	827
Other interest income	35	59

Total Interest Income	23,251	33,670

Interest Expense
Interest on deposits	7,557	9,052
Interest on borrowings	1,757	3,331

Total Interest Expense	9,314	12,383

Net Interest Income	13,937	21,287
Loan loss provision	13,680	12,800

Net Interest Income After Loan Loss Provision	257	8,487

Non-interest Income
Fees and service charges on deposits	2,208	2,553
Fees on mortgage loan sales, net	1,924	862
Other	1,668	805

Total Non-interest Income	5,800	4,220

Non-interest Expense
Salaries and employee benefits	8,893	10,786
FDIC assessment	3,475	52
Equipment expense	1,992	1,845
Occupancy expense, net	1,954	1,855
Amortization of intangible assets	716	885
Foreclosed real estate and other foreclosed assets expense	287	63
Impairment of premises and securities	59	—
State business and occupation tax	20	288
Impairment of goodwill	—	27,000
Other	3,196	3,009

Total Non-interest Expense	20,592	45,783

Loss Before Income Tax Benefit	(14,535)	(33,076)
Income Tax Benefit	—	(1,519)

Net Loss	$(14,535)	$(31,557)

Basic loss per common share	$(0.84)	$(1.83)
Diluted loss per common share	$(0.84)	$(1.83)
Basic weighted average shares outstanding	17,213	17,206
Diluted weighted average shares outstanding	17,213	17,206

The accompanying notes are an integral part of these statements.

AMERICANWEST BANCORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31,
	2009	2008
CASH FLOWS USED IN OPERATING ACTIVITIES
Net Loss	$(14,535)	$(31,557)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provisions for loan losses, unfunded commitments and foreclosed real estate and other foreclosed assets	13,806	12,698
Depreciation and amortization	1,840	1,954
Compensatory stock options and restricted stock expense, net of forfeitures	(51)	111
Impairment of goodwill	—	27,000
Loss/(Gain) on sale of other premises and equipment, investments and foreclosed real estate and other foreclosed assets	66	(4)
Loss on impairment of premises and securities	59	—
Stock dividends received	(26)	(22)
Originations of loans held for sale	(111,700)	(47,698)
Proceeds from loans sold	106,979	37,656
Changes in assets and liabilities:
Accrued interest receivable	573	1,244
Bank owned life insurance	(250)	(277)
Other assets	(537)	(2,009)
Accrued interest payable	129	347
Other liabilities	412	(535)

NET CASH USED IN OPERATING ACTIVITIES	(3,235)	(1,092)

CASH FLOWS PROVIDED BY /(USED IN) INVESTING ACTIVITIES
Securities available-for-sale:
Maturities, calls, sales and principal payments	5,217	8,099
Purchases	—	(18,192)
Purchases of Federal Home Loan Bank stock	(1,981)	(2,346)
Net decrease/(increase) in loans	32,353	(1,086)
Purchases of premises and equipment	(196)	(2,706)
Proceeds from sale of premises and equipment	477	549
Proceeds from sale of foreclosed real estate and other foreclosed assets	4,603	1,094

NET CASH PROVIDED BY/(USED IN) INVESTING ACTIVITIES	40,473	(14,588)

CASH FLOWS (USED IN)/PROVIDED BY FINANCING ACTIVITIES
Net (decrease)/increase in deposits	(35,512)	52,578
Proceeds from Federal Home Loan Bank advances	—	270,000
Repayments of Federal Home Loan Bank advances and other borrowing activity	848	(302,635)
Proceeds from issuances of common stock under equity incentive plans	—	58
Payment of cash dividend	—	(688)

NET CASH (USED IN)/PROVIDED BY FINANCING ACTIVITIES	(34,664)	19,313

NET CHANGE IN CASH AND CASH EQUIVALENTS	2,574	3,633
Cash and cash equivalents, beginning of year	66,985	47,089

Cash and cash equivalents, end of period	$69,559	$50,722

Supplemental Disclosures:
Cash paid during the period for:
Interest	$9,185	$12,036
Income taxes	$—	$—
Non-cash Investing and Financing Activities:
Foreclosed real estate acquired in settlement of loans	$11,566	$1,509

The accompanying notes are an integral part of these statements.

AMERICANWEST BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. Basis of Presentation

The foregoing unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission. Accordingly, these financial statements do not include all of the disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes included in the annual report on Form 10-K for the year ended December 31, 2008. In the opinion of management, the unaudited interim consolidated financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair presentation of the results for the interim periods presented. The results of operations for the three months ended March 31, 2009 and 2008 are not necessarily indicative of the operating results for the full year.

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published, and the reported amounts of revenues and expenses during the reporting period. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of AmericanWest Bancorporation’s (Company) consolidated financial statements; accordingly, it is possible that the actual results could differ from these estimates and assumptions, which could have a material effect on the reported amounts in the Company’s consolidated financial position and results of operations.

NOTE 2. Securities

All securities are classified as available-for-sale and are carried at fair value. Unrealized gains and losses, net of tax, are excluded from earnings and reported as a separate component of stockholders’ equity. Gains or losses on the sale of available-for-sale securities are determined using the specific identification method. Premiums and discounts are recognized in interest income using the effective interest method over the period to maturity. Amortized cost and fair values at March 31, 2009 and December 31, 2008 were as follows:

	March 31, 2009		December 31, 2008
($ in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Mortgage-backed securities	$33,646	$34,222	$36,311	$36,606
Obligations of states, municipalities and political subdivisions	21,421	21,138	21,845	21,451
Obligations of Federal Government Agencies	3,517	3,659	5,597	5,814
Other securities	1,393	1,341	1,415	1,399

Total	$59,977	$60,360	$65,168	$65,270

AMERICANWEST BANCORPORATION

NOTE 3. Loans and Allowance for Loan Losses

Aggregate loan balances by category as of March 31, 2009 and December 31, 2008 were as follows:

($ in thousands)	March 31, 2009	% of Total	December 31, 2008	% of Total
Commercial real estate	$634,718	40%	$630,540	39%
Construction, land development and other land	342,564	22%	388,381	24%
Commercial and industrial	203,401	13%	215,776	13%
Residential real estate	202,312	13%	200,047	12%
Agricultural	150,479	10%	160,944	10%
Installment and other	28,922	2%	28,777	2%

Total loans	1,562,396	100%	1,624,465	100%

Allowance for loan losses	(40,675)		(44,722)
Deferred loan fees, net of deferred costs	(2,214)		(2,637)

Net loans	$1,519,507		$1,577,106

The allowance for loan losses and reserve for unfunded commitments are maintained at levels considered adequate by management to provide for probable loan losses as of the Consolidated Statements of Condition reporting dates. The allowance for loan losses and reserve for unfunded commitments are based on management’s assessment of various factors affecting the loan portfolio, including problem loans, business conditions and loss experience, and an overall evaluation of the quality of the underlying collateral. Changes in the allowance for loan losses and the reserve for unfunded commitments during the three months ended March 31, 2009 and 2008 were as follows:

	Three Months Ended March 31,
($ in thousands)	2009	2008
Allowance for loan losses:
Balance, beginning of period	$44,722	$25,258
Loan loss provision	13,680	12,800
Loans charged-off	(17,943)	(11,088)
Recoveries	216	119

Balance, end of period	$40,675	$27,089

	Three Months Ended March 31,
($ in thousands)	2009	2008
Reserve for Unfunded Commitments:
Balance, beginning of period	$660	$1,374
Unfunded commitments benefit	—	(102)

Balance, end of period	$660	$1,272

The provision for unfunded commitments is included in other non-interest expense within the Consolidated Statements of Operations and among other liabilities within the Consolidated Statements of Condition.

AMERICANWEST BANCORPORATION

Impaired loan information as of March 31, 2009 and December 31, 2008 was as follows:

($ in thousands)	March 31, 2009	December 31, 2008
Impaired loans without a specific allowance for loan losses	$92,686	$88,110
Impaired loans with a specific allowance for loan losses	31,134	—

Effective March 31, 2009, all non-performing relationships are included as impaired loans in management’s analysis, whereas, in prior periods only relationships greater than $500,000 were included. The Company’s practice of recognizing charge-offs for the specific impairment on loans resulted in charge-offs of $17.9 million during the three months ended March 31, 2009 related to the impaired loans in the table above. There was no interest recognized during the three months ended March 31, 2009 on the above impaired loans.

NOTE 4. Goodwill

At March 31, 2009, the Company had $18.9 million of goodwill and $12.8 million of core deposit intangible assets which were recorded in connection with various business combinations. While generally accepted accounting principles require that core deposit intangible assets be amortized to expense over their estimated useful lives, goodwill is not amortized but periodically tested for impairment.

During the quarter ended March 31, 2008, the Company evaluated goodwill for potential impairment based on the occurrence of a triggering event. Goodwill carried within the Company’s only reporting unit was determined to be impaired by $27.0 million. During the quarter ended September 30, 2008, in connection with its annual impairment review of goodwill, management engaged an independent valuation firm to assist with the impairment valuation of the remaining carrying value of goodwill. As a result, goodwill was determined to be impaired by an additional $82.0 million. The Company’s remaining goodwill of $18.9 million will be evaluated for future possible impairment at the Company’s annual assessment date or if there are indicators of a potential impairment pursuant to the Company’s accounting policy.

NOTE 5. Junior Subordinated Debt

As of March 31, 2009, the Company had four wholly-owned trusts (Trusts) that were formed to issue trust preferred securities and related common securities of the Trusts. The Trusts are summarized as follows:

($ in thousands)

Trust Name	Issue Date	Outstanding Amount	Rate		Effective Rate	Next Call Date	Maturity Date
AmericanWest Statutory Trust I	September 2002	$10,310	Floating	(1)	4.63%	June 2009	September 2032
Columbia Trust Statutory Trust I	June 2003	3,093	Floating	(2)	4.33%	June 2009	June 2033
AmericanWest Capital Trust II	March 2006	7,217	6.76	%(3)	6.76%	March 2011	March 2036
AmericanWest Capital Trust III	March 2007	20,619	6.53	%(4)	6.53%	March 2012	June 2037

		$41,239

(1)	Rate based on LIBOR plus 3.40%, adjusted quarterly.

(2)	Rate based on LIBOR plus 3.10%, adjusted quarterly.

(3)	Rate fixed for 5 years from issuance, then adjusted quarterly thereafter based on LIBOR plus 1.50%.

(4)	Rate fixed for 5 years from issuance, then adjusted quarterly thereafter based on LIBOR plus 1.63%.

All of the common securities of the Trusts are owned by the Company. The Trusts issued their preferred securities to investors, and used the proceeds to purchase junior subordinated debt of the Company. The Company has fully and unconditionally guaranteed the trust preferred securities along with all obligations of the Trusts under the trust agreements. Interest income from the junior subordinated debt is the source of revenues for these Trusts. In accordance with Financial Accounting Standards Board Interpretation No. 46R, Consolidation of Variable Interest Entities, the Trusts are not consolidated in the Company’s financial statements.

AMERICANWEST BANCORPORATION

During the third quarter of 2008, in accordance with the provisions of the related indentures, the Company notified the trustees of the Trusts that the payment of interest on the junior subordinated debt will be deferred until further notice. The Company has the right to defer payment of interest for up to 20 consecutive quarters, although it will continue to accrue the cost and recognize the expense of the interest at the normal rate on a compounded basis until such time as the deferred arrearage has been paid current. As of March 31, 2009, interest totaling $2.1 million was deferred and in arrears.

As of March 31, 2009, $25.0 million of the $40.0 million junior subordinated debt (excluding the common stock of the Trusts) qualified as Tier I capital, under the guidance issued by the Board of Governors of the Federal Reserve System (FRB), with the balance qualifying as Tier 2 capital. Effective April 11, 2005, the FRB adopted a rule that permits the inclusion of junior subordinated debt in Tier I capital, but with stricter quantitative limits. Under the FRB rule, after a five-year transition period originally set to end on March 31, 2009 but extended by two years in light of continued stress in financial markets, the aggregate amount of junior subordinated debt and certain other restricted core capital elements is limited to 25% of Tier I capital elements, net of goodwill. The amount of junior subordinated debt and certain other elements in excess of the limit could be included in Tier 2 capital, subject to restrictions. Of the currently issued junior subordinated debt, $19.0 million is expected to qualify as Tier I capital under the new limitations as of March 31, 2011. There can be no assurance that the FRB will not further limit the amount of junior subordinated debt permitted to be included in Tier I capital for regulatory capital purposes.

NOTE 6. Comprehensive (Loss) Income

Total comprehensive loss, which includes the net loss and unrealized gains and losses on the Company’s available-for-sale securities, net of tax, was $14.4 million for the three months ended March 31, 2009. Total comprehensive loss for the three months ended March 31, 2008 was $31.2 million.

NOTE 7. Cash Dividends

Pursuant to the provisions of a Cease and Desist Order issued by the Federal Deposit Insurance Corporation (FDIC) and Washington Department of Financial Institutions (DFI) effective May 11, 2009, the Bank is prohibited from paying any cash dividends without prior regulatory approval. A comparable restriction was contained in a Supervisory Directive issued by the DFI in August 2008. In addition, the Company was notified by the Federal Reserve System (FRB) in August 2008 that it could not make any dividend payments without prior approval from the FRB. As a result, no cash dividend payments were declared or paid by the Company during the three months ended March 31, 2009.

NOTE 8. (Loss) Earnings Per Share

The following is a reconciliation of the numerators and denominators for basic and diluted loss per share computations for the three months ended March 31, 2009 and 2008:

	Three Months Ended March 31,
(in thousands, except per share)	2009	2008
Numerator:
Net loss	$(14,535)	$(31,557)
Denominator:
Weighted average number of common shares outstanding	17,213	17,206
Basic loss per common share	$(0.84)	$(1.83)
Diluted loss per common share	$(0.84)	$(1.83)
Anti-dilutive stock options and awards not included in diluted loss per share	315	484

AMERICANWEST BANCORPORATION

NOTE 9. Stock-Based Compensation

The AmericanWest Bancorporation 2006 Equity Incentive Plan (Plan) provides for the issuance of incentive stock options, nonqualified stock options, restricted stock awards and unrestricted stock awards to key employees, officers and directors. The Plan was amended during 2008 to increase the number of authorized shares for issuance under all awards by 250,000 shares (plus any shares under the Company’s 2001 Stock Option Plan as to which options or other benefits granted and outstanding as of March 17, 2006 may lapse, expire, terminate or be canceled). The number of shares subject to stock options and restricted stock awards issued under the Plan as of March 31, 2009 was 646,097. The Board of Directors’ Compensation Committee administers the Plan. The maximum term of an incentive stock option granted under the Plan is ten years and the Plan will terminate on March 17, 2016.

Stock Options

Compensation expense related to stock options accounted for under Statement of Financial Accounting Standards (SFAS) No. 123(R), Share-Based Payment, is summarized in the table below including the impact on net loss and diluted loss per share for the three months ended March 31, 2009 and 2008:

	Three months ended March 31,
($ in thousands)	2009	2008
Stock option compensation cost	$5	$55
Impact on net loss	$2	$39

The following table summarizes the stock option activity for the three months ended March 31, 2009:

	Options	Weighted average exercise price
Outstanding at December 31, 2008	320,701	$13.38
Granted	—	—
Exercised	—	—
Forfeited	(43,364)	5.69

Outstanding at March 31, 2009	277,337	$14.58

Exercisable at March 31, 2009	178,247	$18.24

There were no options issued during the three months ended March 31, 2009. The following table summarizes the weighted average assumptions for options issued for the three months ended March 31, 2008:

	Three months ended
	March 31, 2009		March 31, 2008
Expected volatility	N/A	(1)	33.6%
Expected dividends	N/A	(1)	2.5%
Expected term	N/A	(1)	5.0 years
Risk free interest rate	N/A	(1)	2.8%

(1)	No options were issued during the first three months of 2009.

AMERICANWEST BANCORPORATION

The weighted average fair value of options issued during the three months ended March 31, 2008 was $2.86. Total unrecognized compensation cost at March 31, 2009 was $113 thousand, which will be recognized through 2013. The amortization of stock-based compensation reflects estimated forfeitures adjusted for actual forfeiture experience. Estimated forfeitures will be continually evaluated in subsequent periods and may change based on new facts and circumstances.

The weighted average remaining term for outstanding and exercisable stock options at March 31, 2009 was 6.1 years and 4.7 years, respectively. The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the market price of the Company’s common stock as of the reporting date. Since none of the stock options outstanding and exercisable at March 31, 2009 had an exercise price lower than the market value of the Company’s common stock, these options had no aggregate intrinsic value as of that date. No stock options were exercised during the three months ended March 31, 2009. The intrinsic value of stock options exercised during the three months ended March 31, 2008 was $62 thousand.

Restricted Common Stock Awards

The Company has granted performance-based restricted common stock awards to certain executives and employees. Outstanding performance-based awards vest between January 2010 and September 2012 and are expensed as compensation over the period earned. Certain agreements require that the Company or the individual meet performance criteria and, for every year that the goal is not achieved, the award recipients forfeit 20% of their performance-based restricted common stock award. Awards are also forfeited if an employee’s employment with the Company or the Bank is terminated prior to vesting other than pursuant to a change in control.

The purpose of these awards is to promote the long term interests of the Company and its shareholders by providing a financial incentive as a means for retaining certain key executives and employees. For the three months ended March 31, 2009 and 2008, compensation expense, pre-tax, related to these grants was approximately $9 thousand and $56 thousand, respectively. In addition, the compensation expense for the three months ended March 31, 2009, was offset by the reversal of $65 thousand related to the termination of an executive’s employment and the forfeiture of 5,000 shares of restricted common stock.

The following table summarizes both unvested performance restricted and unvested restricted common stock activity for the three months ended March 31, 2009:

	Restricted Common Stock	Weighted average grant date fair value
Unvested as of December 31, 2008	45,390	$21.46
Granted	—	—
Forfeited	(7,340)	22.40
Vested	—	—

Unvested as of March 31, 2009	38,050	$21.28

NOTE 10. Fair Value Measurement

The Company has adopted Statement of Financial Accounting Standard (SFAS) No. 157, Fair Value Measurements which provides enhanced guidance for measuring assets and liabilities using fair value and applies to situations where other standards require or permit assets or liabilities to be measured at fair value. SFAS No. 157 also requires expanded disclosure of items that are measured at fair value, the information used to measure fair value and the effect of fair value measurements on earnings.

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

AMERICANWEST BANCORPORATION

The following table summarizes the Company’s financial instruments that were measured at fair value on a recurring basis at March 31, 2009:

		Fair Value Measurements Using
($ in thousands)	Fair Value	Level 1	Level 2	Level 3
Recurring
Securities available-for-sale	$60,360	$26,138	$34,222	$—
Derivative loan commitments	$140	$—	$—	$140

During the three months ended March 31, 2009, the Company recorded a loss of $49 thousand related to the derivative loan commitments shown in the above table. Additionally, certain assets are measured at fair value on a non-recurring basis. These adjustments to fair value generally result from the application of lower-of-cost-or-market accounting or write-downs of individual assets due to impairment. The following table summarizes the Company’s financial instruments that were measured at fair value on a non-recurring basis at March 31, 2009, and the total amount charged to operations resulting from fair value adjustments for the three months ended March 31, 2009:

($ in thousands)	Fair Value	Fair Value Measurements Using			Three months ended March 31, 2009 Total Loss
		Level 1	Level 2	Level 3
Non-Recurring
Impaired loans	$122,442	$—	$—	$122,442	$17,943
Foreclosed real estate and other foreclosed assets	$22,552	$—	$—	$22,552	$126

Impaired loans included in the table above are collateral dependent and fair value for each was determined based on the estimated fair value of the underlying collateral, less costs to sell. If the Bank determines that the value of an impaired loan is less than the recorded investment in the loan, the carrying value is adjusted through a charge-off. These charge-offs are recorded through the allowance for loan losses. The loss column above represents charge-offs recognized during the three months ended March 31, 2009 related to the impaired loans.

The foreclosed real estate and other foreclosed assets in the table above have been adjusted to estimated fair value, less estimated costs to sell. At the time of foreclosure, foreclosed assets are recorded at the lower of the carrying amount of the loan or estimated fair value less costs to sell. Any write-downs based on the asset’s fair value at the date of acquisition are charged to the allowance for loan losses. After foreclosure, management periodically obtains updated valuations of the foreclosed assets and, if additional impairments are deemed necessary, the impairment is recorded in foreclosed real estate and other foreclosed assets expense on the Consolidated Statements of Operations. The loss column above represents impairments charged to the Consolidated Statements of Operations during the three months ended March 31, 2009.

NOTE 11. Derivatives

The Company may use derivatives to hedge the risk of changes in the fair values of interest rate lock commitments, residential mortgage loans held for sale, and mortgage servicing rights. None of the Company’s derivatives are designated as hedging instruments under SFAS No. 133 Accounting for Derivative Instruments and Hedging Activities. Rather, they are accounted for as free-standing derivatives, or economic hedges, with changes in the fair value of the derivatives reported in income. The Company primarily utilizes forward interest rate contracts in its derivative risk management strategy.

The Bank enters into forward delivery contracts to sell residential mortgage loans or mortgage-backed securities to broker/dealers at specific prices and dates in order to hedge the interest rate risk in its portfolio of mortgage loans held for sale and its residential mortgage loan commitments. Credit risk associated with forward contracts is limited to the replacement cost of those forward contracts in a gain position. There were no counterparty default losses on forward contracts in the three months ended March 31, 2009. Market risk with respect to forward contracts arises principally from changes in the value of contractual positions due to changes in interest rates. The Bank limits its exposure to market risk by monitoring differences between commitments to customers and

AMERICANWEST BANCORPORATION

forward contracts with broker/dealers. In the event the Company has forward delivery contract commitments in excess of available mortgage loans, the Company completes the transaction by either paying or receiving a fee to or from the broker/dealer equal to the increase or decrease in the market value of the forward contract. At March 31, 2009, the Bank had commitments to originate mortgage loans held for sale totaling $15.3 million and forward sales commitments of $35.8 million.

The following table summarizes the types of derivatives, separately by assets and liabilities, their location on the Consolidated Statements of Condition, and the fair values of such derivatives as of March 31, 2009 and December 31, 2008:

(in thousands)

Underlying Risk Exposure	Description	Balance Sheet Location	March 31, 2009	December 31, 2008
Asset Derivatives
Interest rate contracts	Rate lock commitments	Other assets	$—	$—
Interest rate contracts	Forward sales commitments	Other assets	$—	$—

Total asset derivatives			$—	$—

Liability Derivatives
Interest rate contracts	Rate lock commitments	Other liabilities	$—	$—
Interest rate contracts	Forward sales commitments	Other liabilities	$140	$91

Total liability derivatives			$140	$91

The following table summarizes the types of derivatives, their location on the Consolidated Statements of Operations, and the gains (losses) recording during the three months ended March 31, 2009 and 2008:

(in thousands)

Underlying Risk Exposure	Description	Income Statement Location	March 31, 2009	March 31, 2008
Interest rate contracts	Rate lock commitments	Fees on mortgage loan sales, net	$—	$—
Interest rate contracts	Forward sales commitments	Fees on mortgage loan sales, net	$(49)	$—

Total			$(49)	$—

NOTE 12. Recent Accounting Pronouncements

In December 2007, FASB issued SFAS No. 141 (revised), Business Combinations. SFAS No. 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquired entity and the goodwill acquired. Furthermore, acquisition-related and other costs will now be expensed rather than treated as cost components of the acquisition. SFAS No. 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after January 1, 2009. The adoption of SFAS No. 141R will increase the costs charged to operations for acquisitions consummated on or after January 1, 2009.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interest in Consolidated Financial Statements, an amendment to ARD No 51. SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The standard also requires additional disclosures that clearly identify and distinguish between the interest of the parent’s owners and the interest of the noncontrolling owners of the subsidiary. This statement is effective on January 1, 2009 for the Company, to be applied prospectively. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

AMERICANWEST BANCORPORATION

In March 2008, FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133. SFAS No. 161 expands the disclosure requirements in SFAS No. 133 about an entity’s derivative instruments and hedging activities. This includes enhanced disclosures regarding how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. Provisions of this statement are to be applied prospectively, and comparative disclosures for earlier periods are encouraged. The Company adopted the provisions of SFAS No. 161 for the year ended December 31, 2008, and the impact was not material to the consolidated financial statements.

In May 2008, FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. Under SFAS No. 162, the U.S. GAAP hierarchy will now reside in the accounting literature established by the FASB. SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements in conformity with U.S. GAAP for nongovernmental entities. This statement is effective 60 days after the U.S. Securities and Exchange Commission approves the Public Company Accounting Oversight Board’s amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Company does not expect the adoption of SFAS No. 162 will have a material impact on its consolidated financial statements.

In June 2008, FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. FSP EITF 03-6-1 concludes that nonvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are participating securities and shall be included in the computation of EPS pursuant to the two-class method. This statement is effective for fiscal years beginning after December 15, 2008, to be applied retrospectively. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In October 2008, FASB issued FSP No.157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active. FSP No.157-3 clarifies the application of SFAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. The FSP does not change existing generally accepted accounting principles. This FSP was effective immediately upon issuance, including prior periods for which financial statements had not been issued. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

In January 2009, FASB issued FSP EITF 99-20-1, Amendments to the Impairment Guidance of EITF Issue No.99-20. FSP EITF 99-20-1 addresses certain practice issues in EITF No.99-20, Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets, by making its other-than-temporary impairment assessment guidance consistent with SFAS No.115, Accounting for Certain Investments in Debt and Equity Securities. FSP EITF 99-20-1 removes the reference to the consideration of a market participant’s estimates of cash flows in EITF 99-20, and instead requires an assessment of whether it is probable, based on current information and events, that the holder of the security will be unable to collect all amounts due according to the contractual terms. If it is probable that there has been an adverse change in estimated cash flows, an other-than-temporary impairment is deemed to exist, and a corresponding loss shall be recognized in earnings equal to the entire difference between the investment’s carrying value and its fair value at the balance sheet date of the reporting period for which the assessment is made. This FSP became effective for interim and annual reporting periods ending after December 15, 2008, and is applied prospectively. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

On April 9, 2009, FASB issued FSP FAS No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. FSP FAS No. 157-4 provides guidance to help an entity determine whether the market for an asset is not active and when a price for a transaction is not distressed. In this two-step model, an entity must first determine whether there are factors present that indicate that the market for the asset is not active at the measurement date. Second, an entity must evaluate whether a quoted price is representative of a transaction that is not orderly. If

AMERICANWEST BANCORPORATION

determined that a quoted price is distressed (not orderly), and thereby not representative of fair value under SFAS No. 157, the entity must make adjustments to the quoted price or utilize an alternative valuation technique (e.g. income approach or multiple valuation techniques) to determine fair value. Additionally, an entity must incorporate appropriate risk premium adjustments, reflective of an orderly transaction under current market conditions, due to uncertainty in cash flows. This FSP is effective for interim reporting periods ending after June 15, 2009. The Company is currently evaluating the impact of the adoption of FSP FAS No. 157-4.

On April 9, 2009, FASB issued FSP FAS No. 115-2 and FAS No. 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (OTTI), that changes the OTTI model for debt securities. Under previous guidance, an entity is required to assess whether it has the intent and ability to hold a security to recovery in determining whether an impairment of that security is other-than-temporary. If the security was deemed other-than-temporarily impaired, the investment was written-down to fair value through earnings. Under the new guidance, OTTI is triggered if an entity has the intent to sell the security, if it is more likely than not that it will be required to sell the security before recovery, or if the entity does not expect to recover the entire amortized cost basis of the security. If the entity intends to sell the security or if it is more likely than not that it will be required to sell the security before recovering its cost basis, the entire impairment loss would be recognized in earnings as an OTTI. If the entity does not intend to sell the security and it is not likely that the entity will be required to sell the security before recovering its cost basis, only the portion of the impairment loss representing credit losses would be recognized in earnings as an OTTI. The remaining impairment loss would be recognized as a charge to other comprehensive income (OCI). The FSP also results in a new category within OCI for the portion of the OTTI that is unrelated to credit losses for securities held to maturity. The impairment recognized in OCI would be amortized over the remaining life of the debt security prospectively based on the amount and timing of future estimated cash flows, unless there is an indication of additional credit losses. The amortization of the OTTI amount recorded in OCI will increase the carrying value of the investment, and would not affect earnings. Upon adoption of the FSP, the noncredit portion of previously recognized OTTI shall be reclassified to accumulated OCI by a cumulative-effect adjustment to the opening balance of retained earnings. This FSP is effective for interim reporting periods ending after June 15, 2009. The Company is currently evaluating the impact of the adoption of FSP FAS No. 115-2 and FAS No. 124-2.

On April 9, 2009, FASB issued FSP FAS No. 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. This FSP requires SFAS No. 107, Disclosures about Fair Value of Financial Instruments, disclosures in the notes of an entity’s interim financial statements for all financial instruments, whether or not recognized in the statement of financial position. This FSP is effective for interim reporting periods ending after June 15, 2009. The Company does not expect the adoption of FSP No. 107-1 and APB 28-1 will have a material impact on its consolidated financial statements.

AMERICANWEST BANCORPORATION

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain matters discussed in this Quarterly Report on Form 10-Q including, but not limited to, matters described in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” include forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (PSLRA). Such forward-looking statements may include statements or forecasts about the Company’s financial condition and results of operations, expectations for future financial performance and assumptions for those forecasts and expectations. The Company makes forward-looking statements about potential problem loans, cash flows, strategic initiatives, capital initiatives and the adequacy of the allowance for loan losses. Actual results might differ significantly from the Company’s forecasts and expectations due to several factors. Some of these factors include, but are not limited to, impact of the current national and regional economy (including real estate values) on loan demand and borrower financial capacity in the Company’s market, changes in loan portfolio composition, the ability of the Company to comply with Cease and Desist Order, the Company’s ability to raise regulatory capital and the dilutive effect of capital raising, the Company’s access to liquidity sources, the Company’s ability to increase market share, the Company’s ability to attract quality customers, interest rate movements and the impact on net interest margins such movement may cause, changes in the demographic make-up of the Company’s market, the Company’s products and services, the Company’s ability to attract and retain qualified employees, regulatory changes and competition with other banks and financial institutions. Other factors are included in Part II, Section 1A of this Quarterly Report on Form 10-Q and in the Annual Report on Form 10-K for the year ended December 31, 2008, filed with the US Securities and Exchange Commission (SEC) available on the SEC’s website at www.sec.gov. Words such as “targets,” “expects,” “anticipates,” “believes,” other similar expressions or future or conditional verbs such as “will,” “may,” “should,” “would,” and “could” are intended to identify such forward-looking statements. Readers should not place undue reliance on the forward-looking statements, which reflect management’s view only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect subsequent events or circumstances. This statement is included for the express purpose of protecting the Company under PSLRA’s safe harbor provisions.

The following discussion contains a review of the results of operations and financial condition for the three months ended March 31, 2009 and 2008. This information should be read in conjunction with the financial statements and related notes appearing in this report. The reader is assumed to have access to the Company’s Form 10-K for the year ended December 31, 2008, which contains additional information.

AmericanWest Bancorporation

AmericanWest Bancorporation, which was formed in 1983, is a Washington corporation registered as a bank holding company under the Bank Holding Company Act of 1956, and is headquartered in Spokane, Washington. The Company’s wholly-owned subsidiary is AmericanWest Bank (Bank), a Washington state chartered bank that operates in Eastern and Central Washington, Northern Idaho and in Utah doing business as Far West Bank. Unless otherwise indicated, reference to “the Company” shall include the Bank and its Far West Bank division. The Company’s unconsolidated information will be referred to as that of the Parent Company. The Bank provides a full range of banking services to small and medium-sized businesses, agricultural businesses, professionals and consumers through 58 financial centers located in Washington, Northern Idaho and Utah.

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

The Company’s stock trades on the NASDAQ Global Select market under the symbol AWBC. The discussion in this Quarterly Report of the Company and its financial statements reflects the Company’s acquisitions of Far West Bancorporation (FWBC) and its subsidiary on April 1, 2007 and Columbia Trust Bancorp and its subsidiaries on March 15, 2006. Both acquisitions were accounted for by the purchase method of accounting and the results of the Company’s operations prior to the respective acquisitions do not reflect the activities of Far West Bancorporation or Columbia Trust Bancorp.

AMERICANWEST BANCORPORATION

As a result of an interim examination, effective August 8, 2008, the Bank is subject to a Supervisory Directive of the Washington State Department of Financial Institutions, Division of Banks (DFI). The directive requires the Bank to provide periodic liquidity and credit quality reports; update the DFI of the status of liquidity planning and the previously announced capital raising initiatives; notify the DFI of significant changes in management and financial condition; retain a permanent Chief Executive Officer, and seek prior written consent of the DFI before paying dividends. As of the date of this quarterly report, management believes it is in compliance with the Supervisory Directive.

On May 8, 2009, the Bank entered into a Stipulation and Consent to the Issuance of an Order to Cease and Desist (Stipulation) with the FDIC and DFI that was issued in connection with a routine regulatory examination of the Bank completed during December 2008 (Examination). Pursuant to the Stipulation, the FDIC and the DFI issued an Order to Cease and Desist (Order) on May 11, 2009. Neither the Bank nor the Company admitted any wrongdoing and no monetary penalties were imposed in connection with the Order. Copies of the Stipulation and the Order are included as Exhibits 10.1 and 10.2 of this Form 10-Q.

The Order reaffirms certain restrictions that were included in the Supervisory Directive, including restrictions on the payment of dividends and appointment of directors or senior executive officers without prior approval. Other material provisions of the Order require the Bank to:

•	Increase Tier 1 leverage ratio to 10.0% by September 8, 2009 and thereafter maintain such a level until such time as the Order is rescinded;

•

Charge-off all assets classified as “loss” and 50% of loans classified as “doubtful” as of the most recent report of examination by June 10, 2009 ($4.8 million of related “loss” assets were previously recognized as losses/charge-offs in 2008 and $5.3 million of “doubtful” assets were reserved at 50% of the outstanding balance as of December 31, 2008; accordingly, no additional expense is expected in connection with this requirement);

•	Reduce the level of assets classified as “substandard” or “doubtful” noted in the most recent report of examination to 75% of capital by September 8, 2009;

•

Develop a written asset disposition plan for all adversely classified assets of $1 million or more, and take other specified actions to strengthen the credit administration and collection processes by July 10, 2009;

•	Develop policies for maintenance of an adequate level of liquidity and certify that pricing of deposits is in compliance with Section 337.6 of the FDIC Rules and Regulations;

•

Obtain an independent study of the Bank’s credit and lending functions to determine if additional personnel are necessary and develop and implement enhanced policies and procedures for the monitoring and reporting of certain types of loans by July 10, 2009; and

•	Formulate and implement written profit improvement and multi-year strategic plans by August 9, 2009.

Although management has undertaken actions to comply with all aspects of the Order, there is no assurance that full compliance will be achieved within the timeframes specified. As a result, the Bank could become subject to further restrictions and/or penalties.

Results of Operations

Overview

The Company reported a net loss of $14.5 million or $0.84 per share for the three months ended March 31, 2009, compared to a net loss (excluding a $27.0 million goodwill impairment charge) of $4.6 million or $0.26 per share for the same period in 2008 and a net loss of $31.6 million, or $1.83, per share inclusive of the goodwill impairment charge.

AMERICANWEST BANCORPORATION

The negative return on average assets annualized, for the three months ended March 31, 2009, was 3.18% as compared to 5.98% for the three months ended March 31, 2008. The negative return on average assets annualized, excluding the goodwill impairment charge, for the three months ended March 31, 2008 was 0.86%.

The Company recognized a provision for loan losses of $13.7 million, or 3.44% of average loans on an annualized basis, for the three months ended March 31, 2009, as compared to $12.8 million, or 2.89% of average loans annualized, for the three months ended March 31, 2008. For the quarter ended March 31, 2009, net charge-offs were $17.7 million, or 4.45% of average gross loans annualized, as compared to $11.0 million, or 2.48%, for the first quarter of 2008.

The table below summarizes the Company’s financial performance for the three months ended March 31, 2009 and 2008:

	Three Months Ended March 31,
($ in thousands except per share data)	2009	2008	% Change
Interest Income	$23,251	$33,670	-31%
Interest Expense	9,314	12,383	-25%

Net Interest Income	13,937	21,287	-35%
Loan Loss Provision	13,680	12,800	7%

Net interest income after loan loss provision	257	8,487	-97%

Non-interest Income	5,800	4,220	37%
Non-interest Expense	20,592	45,783	-55%

Loss before income tax benefit	(14,535)	(33,076)	56%
Income tax benefit	0	(1,519)	100%

Net Loss	$(14,535)	$(31,557)	54%

Basic loss per common share	$(0.84)	$(1.83)	54%
Diluted loss per common share	$(0.84)	$(1.83)	54%

The selected financial ratios presented below in the non-GAAP column exclude the goodwill impairment charge of $27.0 million taken during the three months ended March 31, 2008. These calculations do not conform to generally accepted accounting principles (GAAP) measures; however, management believes these ratios are preferable as they represent a more meaningful comparison to the three months ended March 31, 2009.

	Three Months Ended March 31,
	2009	2008 Non-GAAP (1)	2008 GAAP
Selected Financial Ratios, annualized:
Return on average assets	-3.18%	-0.86%	-5.98%
Return on average equity	-66.70%	-6.44%	-44.58%
Return on tangible average equity	-104.51%	-13.03%	-90.25%
Efficiency ratio	100.70%	70.17%	70.17%
Non-interest income to average assets	1.27%	0.80%	0.80%
Non-interest expenses to average assets	4.50%	3.56%	8.68%
Net interest margin (2)	3.34%	4.62%	4.62%

(1)	Excludes goodwill impariment charge, when applicable.

(2)	Presented on a tax equivalent basis for tax exempt securities. Average loans include loans held for sale and non-accrual loans.

AMERICANWEST BANCORPORATION

Net Interest Income

Three Months Ended March 31, 2009 and 2008

Net interest income for the first quarter of 2009 was $13.9 million, a decrease of $7.4 million from the first quarter of 2008. Interest income for the first quarter of 2009 was $23.3 million, a decrease of $10.4 million from the same period of the prior year. The decrease in interest income is related mainly to the decline in the yield on earning assets of 175 basis points as well as a decline in average earning assets of $154 million. The Company’s cost of funds inclusive of non-interest bearing demand deposits was 2.17% in the first quarter of 2009, as compared to 2.74% in the same period of 2008. Interest expense for the first quarter of 2009 was $9.3 million, a decrease of $3.1 million from the similar period of the prior year. The decrease in interest expense from the first quarter of 2008 is a result of a decrease in the cost of funds of 74 basis points and a decrease in average interest bearing liabilities of $42 million.

The tax equivalent net interest margin for the first quarter of 2009 was 3.34%, a decrease of 128 basis points from the same period in 2008. This decrease was driven by the decline in yield on earning assets, offset in part by a reduction in the cost of funds. The average yield on loans for the first quarter of 2009 was 5.64%, a decrease of 177 basis points from the same period in 2008, which drove the reduction in yield on interest earning assets down to 5.55%. The decrease in the average yield on loans is in part related to a decline in index rates for certain variable rate loans tied to Prime. The average prime rate (the base index for approximately 35% of the Company’s loan portfolio) for the first quarter of 2009 was 3.25% as compared to 6.24% for the same period of the prior year. In addition, the impact of non-accrual loans on the net interest margin for the three months ended March 31, 2009 was approximately 61 basis points.

The reduction in the Company’s cost of funds, inclusive of non-interest bearing demand deposits, to 2.17% in the first quarter of 2009 as compared to the same period in the prior year was a result of a reduction in the cost of interest bearing liabilities of 74 basis points offset in part by a reduction in average non-interest bearing demand deposits of $32 million or 9.8%.

AMERICANWEST BANCORPORATION

The following table sets forth the Company’s net interest margin for the three months ended March 31, 2009 and 2008:

	Three months ended March 31,
	2009			2008
($ in thousands)	Average Balance	Interest	%	Average Balance	Interest	%
Assets
Loans (1)	$1,614,190	$22,464	5.64%	$1,778,977	$32,784	7.41%
Taxable securities	45,589	560	4.98%	51,844	647	5.02%
Non-taxable securities (2)	19,106	292	6.20%	17,918	273	6.13%
FHLB Stock	9,586	—	0.00%	9,689	20	0.83%
Overnight deposits with other banks and other	18,200	35	0.78%	2,688	39	5.84%

Total interest earning assets	1,706,671	23,351	5.55%	1,861,116	33,763	7.30%

Non-interest earning assets	147,616			260,208

Total assets	$1,854,287			$2,121,324

Liabilities
Interest bearing demand deposits	$131,007	$132	0.41%	$138,319	$189	0.55%
Savings and MMDA deposits	426,313	1,768	1.68%	546,262	2,953	2.17%
Time deposits	664,369	5,657	3.45%	523,962	5,910	4.54%

Total interest bearing deposits	1,221,689	7,557	2.51%	1,208,543	9,052	3.01%

Overnight borrowings	94,242	214	0.92%	85,425	822	3.87%
Junior subordinated debt	41,239	641	6.30%	41,239	736	7.18%
Other borrowings	87,721	902	4.17%	151,672	1,773	4.70%

Total interest bearing liabilities	1,444,891	9,314	2.61%	1,486,879	12,383	3.35%

Non-interest bearing demand deposits	295,854			327,931
Other non-interest bearing liabilities	25,168			21,821

Total liabilities	1,765,913			1,836,631
Stockholders’ Equity	88,374			284,693

Total liabilities and stockholders’ equity	$1,854,287			$2,121,324

Net interest income and spread		$14,037	2.94%		$21,380	3.95%

Net interest margin to average earning assets			3.34%			4.62%

(1)	Includes loans held for sale and non-accrual loans in average loans. Interest income includes loan fee income.

(2)	Tax-exempt securities income has been presented using a tax equivalent basis and an assumed tax rate of 34%.

AMERICANWEST BANCORPORATION

The following table sets forth a summary of changes in the components of net interest income during the first quarter of 2009, as compared to the first quarter of 2008, due to the changes in average interest earning assets and interest bearing liabilities and the resultant changes in interest income and interest expense:

	Three months ended March 31, 2009 compared to 2008
($ in thousands)	Decrease in net interest income due to changes in:
	Volume	Rate	Total
Interest earning assets
Loans (1)	$(3,003)	$(7,317)	$(10,320)
Securities (2)	(66)	(2)	(68)
Overnight deposits with other banks, and other and FHLB stock	72	(96)	(24)

Total interest earning assets	$(2,997)	$(7,415)	$(10,412)

Interest bearing liabilities
Interest bearing demand deposits	$(989)	$932	$(57)
Savings and MMDA deposits	(640)	(545)	(1,185)
Time deposits	1,567	(1,820)	(253)

Total interest bearing deposits	(62)	(1,433)	(1,495)
Overnight borrowings	84	(692)	(608)
Junior subordinated debt	—	(95)	(95)
Other borrowings	(739)	(132)	(871)

Total interest bearing liabilities	(717)	(2,352)	(3,069)

Total decrease in net interest income	$(2,280)	$(5,063)	$(7,343)

(1)	Includes loans held for sale and non-accrual loans in average loans. Interest income includes loan fee income.

(2)	Tax-exempt securities income has been presented using a tax equivalent basis and an assumed tax rate of 34%.

Loan Loss Provision

During the three months ended March 31, 2009, the Company recognized a provision for loan losses of $13.7 million, or 3.44%, of average gross loans on an annualized basis. For the three months ended March 31, 2008, the Company recognized a provision for loan losses of $12.8 million, or 2.89%, of average gross loans on an annualized basis. For the three months ended March 31, 2009 and 2008, the annualized net charge-offs were 4.45% and 2.48% of average gross loans, respectively.

The provision is determined based on a model which considers, among other things, specific loan risk characteristics in the portfolio and internal loan risk rating classifications. Management regularly evaluates the adequacy of the level of the allowance for credit losses by considering changes in the nature of the loan portfolio, portfolio composition, overall portfolio quality, industry concentrations, delinquency trends, current economic factors, and the estimated impact of current economic conditions that may affect a borrower’s ability to pay. Management continually monitors the economic conditions of the markets in which it currently operates, which include mainly Eastern and Central Washington, Northern Idaho and Utah. Management also considers general economic conditions in the analysis. In its evaluation of impaired loans, management considers collateral values if the loan is collateral dependent and the discounted cash flows if the loan is not collateral dependent. Substantially all of the Company’s impaired loans are collateral dependent and it is the Company’s practice to charge-off the difference between the carrying value and the market value of all impaired loans. The loan loss provision is a significant estimate and the use of different assumptions could produce different results.

AMERICANWEST BANCORPORATION

Non-interest Income

Three Months Ended March 31, 2009 and 2008

Non-interest income for the three months ended March 31, 2009 was $5.8 million, as compared to $4.2 million for the same period of 2008, an increase of $1.6 million, or 37%. This increase consists of the following components:

•

Fees and service charges on deposits decreased $345 thousand, or 14%, largely due to lower transaction volumes, a reduction in overdraft fee income which decreased $327 thousand and debit card fee income which decreased $65 thousand.

•

Fees on mortgage loan sales increased $1.1 million, or 123%, largely due to the Federal Reserve Bank’s aggressive monetary policy in an effort to drive down mortgage rates. This, combined with additional internal efforts to market these services to the Bank’s customers, resulted in strong growth in mortgage related fee revenue.

•

Other non-interest income increased $863 thousand, or 107%, due mainly to a one-time excise tax refund from the state of Washington of $977 thousand net of the certain professional fees paid in the process of amending prior years’ excise tax returns.

Non-interest Expense

Three Months Ended March 31, 2009 and 2008

Non-interest expense for the three months ended March 31, 2009 totaled $20.6 million, as compared to $18.8 million (excluding a goodwill impairment charge of $27 million) for the same quarter of the prior year. The change consists of the following components:

•

Salaries and benefits were down $1.9 million, or 17.6%, in the first quarter of 2009 as compared to the first quarter of 2008, as a result of cost saving initiatives that included a reduction in total staff of approximately 129 full-time equivalents.

•

FDIC assessments were $3.48 million in the first quarter of 2009 as compared to $52 thousand in the first quarter of 2008. The increase was a result of increased assessments rates and an accrual for a special assessment equal to 10 basis points of total deposits

•	Equipment and occupancy increased $246 thousand, or 6.6%, related to costs associated with improvements made to existing facilities and higher rent expense.

•	Other non-interest expense increased $187 thousand or 6.2% largely due to an increase in professional fees associated with capital raising efforts and loan collection activities.

Income Tax (Benefit) Provision

As a result of the Company’s current going concern status as of December 31, 2008, all tax benefits from operating losses in 2009 have been deferred and all deferred taxes have been fully reserved. The Company did not recognize any tax benefit for operating losses in the first quarter of 2009. If the Company is successful in raising additional capital and future operating profitability is probable, it is likely the going concern status will be rescinded and the valuation reserve for the deferred tax asset reversed, significantly enhancing the regulatory capital ratios of both the Bank and the Company.

Non-performing Assets

Non-performing assets include loans that are 90 or more days past due or on non-accrual status, and real estate and other loan collateral acquired through foreclosure and repossession. For non-accrual loans, interest previously accrued but not collected is reversed and charged against income at the time a loan is placed on non-accrual status. Any payments received for a loan that is on non-accrual status are applied to principal. Interest income is not recognized until the loan is returned to accrual status, when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

AMERICANWEST BANCORPORATION

The following table summarizes the non-performing assets at March 31, 2009, December 31, 2008 and March 31, 2008:

	March 31 2009	December 31, 2008	March 31 2008
($ in thousands)
Non-accrual loans (1)	$122,442	$91,744	$43,269
Accruing loans over 90 days past due (1)	285	—	3,578

Total non-performing loans	122,727	91,744	46,847
Foreclosed real estate and other foreclosed assets	22,552	15,781	1,645

Total non-performing assets	$145,279	$107,525	$48,492

Non-performing loans to total gross loans (1)	7.86%	5.65%	2.67%
Non-performing assets to total assets (1)	7.96%	5.74%	2.30%
Allowance for loan loss to total gross loans	2.60%	2.75%	1.54%
Allowance for credit losses to total gross loans	2.65%	2.79%	1.62%
Allowance for credit losses to non-performing loans (1)	33.68%	49.47%	60.54%

(1)	Amounts and ratios are shown net of government guarantees on non-performing loans of $1.4 million, $1.6 million, and $1.2 million, respectively.

Total non-performing assets were $145.3 million, or 7.96%, of total assets at March 31, 2009 as compared to $107.5 million, or 5.74%, of total assets at December 31, 2008. Total non-performing loans as of March 31, 2009 were $122.7 million, or 7.86%, of total gross loans and consisted of the following categories:

($ in thousands)	March 31, 2009	% of Non- performing
Construction, land development and other land	$99,128	81%
Commercial real estate	14,932	12%
Commercial and industrial	4,503	3%
Residential real estate	3,524	3%
Agricultural	629	1%
Installment and other	11	0%

Total non-performing loans	$122,727	100%

The following is a summary of the activity of the non-performing loans during the three months ended March 31, 2009:

($ in thousands)	2009	2008
Beginning Balance	$91,744	$38,335
Additions and other	65,063	24,342
Charge-offs	(16,296)	(10,674)
Paydowns and sales	(6,218)	(4,517)
Reclassified to foreclosed real estate and other foreclosed assets	(11,566)	(639)

Ending Balance	$122,727	$46,847

At March 31, 2009 and December 31, 2008, the Company had approximately $74.8 million, or 4.79% of total loans, and $102.9 million, or 6.33% of total loans, respectively, that were not classified as non-performing that management considered to be potential problem loans. A loan is considered a potential problem loan if it has a well-defined weakness, based on known information about the borrower’s financial condition that causes management to have concerns about the borrower’s ability to comply with the repayment terms of the loan if the weakness is not corrected. Potential problem loans are classified as “substandard,” or risk grade 7 on the Company’s internal 9 grade risk rating scale, but are not included in non-performing loans. A substandard loan is

AMERICANWEST BANCORPORATION

placed on non-accrual status and included in non-performing loans when management determines, based on current information and events, that it is probable the borrower will be unable to repay both principal and interest in accordance with the original terms of the loan agreement. These classifications are subject to management’s judgment and management believes the classifications are appropriate at March 31, 2009. The decrease in potential problem loans from December 31, 2008 is primarily the result of deterioration to non-accrual status in the residential construction loan portfolio.

As of March 31, 2009, other real estate owned (OREO) and foreclosed property totaled $22.6 million as compared to $15.8 million at December 31, 2008 and $1.6 million at March 31, 2008. Other real estate owned at March 31, 2009 was comprised of 36 individual properties, the largest of which was a condominium complex in South Jordan, Utah with a carrying value of $6.0 million. Of the remaining properties, only 5 residential developments had carrying values in excess of $1.0 million. The remaining 30 properties had an average carrying value of $510 thousand and consisted principally of completed single family residences. The weighted average holding period for properties held as of March 31, 2009 was approximately 4 months.

The Company pursues an active liquidation strategy designed to condense holding periods and carrying costs associated with OREO. Marketing strategies commence during the foreclosure process, prior to ownership of the foreclosed asset. During the first quarter of 2009 the Company liquidated 11 properties as compared to 3 properties in the first quarter of 2008 and 30 properties for the full year 2008.

The following table sets forth the major components of the changes in OREO and foreclosed property during the first quarter of 2009 and 2008:

	For the three months ended March 31,
	2009		2008
($ in thousands)	Amount	Number	Amount	Number
Beginnng balance	$15,781	22	$1,230	4
Additions to OREO	11,566	25	1,509	5
Valuation adjustments	(126)	—	—	—
Disposition of OREO	(4,669)	(11)	(1,094)	(3)

Ending balance	$22,552	36	$1,645	6

Investment Portfolio

The Company’s investment portfolio decreased from $65.3 million at December 31, 2008 to $60.4 million at March 31, 2009 as a result of sales, maturities and pay-downs. No securities were purchased during the first quarter of 2009. All securities are classified as available-for–sale and recorded at fair value. Management believes that this classification provides greater flexibility to respond to unexpected interest rate changes and liquidity needs. The Company did not hold any preferred securities issued by Fannie Mae or Freddie Mac as of March 31, 2009 or December 31, 2008.

Loan Portfolio

Total loans decreased $62.1 million during the three months ended March 31, 2009. The decrease includes a $45.8 million decrease in construction, land development and other land loans and a $12.4 million decrease in commercial and industrial loans. At March 31, 2009, the Bank’s largest 20 credit relationships consisted of loans and loan commitments ranging from $7.4 million to $26.6 million, with an aggregate total credit exposure of $220.3 million and outstanding balances of $189.3 million. Of this total $114.9 million is related to commercial construction or land acquisition and development related loans and $55.1 million of these loans were classified as non-performing.

The Bank’s portfolio consists of loans extended to real estate developers and building contractors, small and medium-sized businesses, agricultural businesses, professionals and consumers in the Bank’s principal market areas, and such loans are principally secured by residential and commercial real estate, crops, business inventory and receivables. Management has assessed, and will continue to assess on an on-going basis, the effect of the economy within the Bank’s principal market areas on the credit risk in the loan portfolio, and the effect of overall

AMERICANWEST BANCORPORATION

economic conditions on the entire balance sheet. Management is aware of recent downturns in the residential real estate economy which have adversely affected the credit quality of the loan portfolio. Additionally, management recognizes certain geographical concentrations in the market areas serviced and continues to closely monitor the Bank’s credit quality and focus on identifying potential problem credits and any loss exposure in a timely manner. Industry concentration and related limits will continue to be subject to ongoing assessments.

The major classifications of loans at March 31, 2009 and December 31, 2008 can be found in Note 3 to the Consolidated Financial Statements. The following table summarizes additional information related to the construction, land development and other land category at March 31, 2009 and December 31, 2008:

($ in thousands)	March 31, 2009	% of Total Loans	December 31, 2008	% of Total Loans
Residential land development	$148,581	10%	$173,065	11%
Investor commercial construction	84,922	5%	87,241	5%
Builder spec	28,613	2%	38,895	2%
Owner occupied commercial construction	40,672	3%	42,922	3%
Residential consumer	22,087	1%	31,223	2%
Raw land	9,328	1%	10,074	1%
Builder custom	157	0%	576	0%
Other	8,204	1%	4,385	0%

Total construction, land development and other land	$342,564	23%	$388,381	24%

The following table summarizes the outstanding unfunded commitments as of March 31, 2009:

($ in thousands)	March 31, 2009
Commercial and industrial	$90,040
Commercial real estate	43,221
Residential real estate	46,009
Agricultural	59,965
Construction, land development and other land	20,134
Installment and other	9,298

Total	$268,667

The following table summarizes the loan portfolio repricing as of March 31, 2009. The adjustable and variable rate loans are tied to Prime or another market index. Adjustable rate loans do not re-price immediately with market changes while variable rate loans adjust within three months or immediately with market index rate changes:

March 31, 2009
Adjustable Rates	34%
Variable Rates	42%
Fixed Rates	24%

Allowance for Loan Losses and Reserve for Unfunded Commitments

At March 31, 2009, the Bank’s allowance for loan losses was $40.7 million, or 2.60%, of total loans. This compares to $44.7 million, or 2.75%, at December 31, 2008. At March 31, 2009 and December 31, 2008 the Bank’s reserve for unfunded commitments was $660 thousand. The allowance for loan losses is increased by charges to income through the provision for loan losses, and decreased by charge-offs, net of recoveries. The reserve for unfunded commitments is increased or decreased through charges through income included in other non-interest expense. Loans are charged to the allowance when management believes the collection of principal is unlikely.

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

Management believes that the allowance for loan losses and reserve for unfunded commitments are adequate at March 31, 2009. Management uses currently available information to recognize losses on loans and foreclosed real estate and other foreclosed assets; however, depending on economic conditions in the markets the Company serves, and other conditions, there can be no assurance that significant additional loan loss provisions may not be necessary to supplement the allowance. In addition, the Bank’s regulators, as an integral part of their examination process, review the Bank’s loans and allowance for loan losses.

The following table summarizes the loan charge-offs by loan type for the three months ended March 31, 2009 and 2008:

($ in thousands)	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008
Construction, land development and other land	$14,874	$10,029
Commercial and industrial	1,916	247
Commercial real estate	426	115
Residential real estate	532	33
Agricultural	—	508
Installment and other	195	156

Total	$17,943	$11,088

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

Total deposits fell $35.5 million during the three months ended March 31, 2009, ending the period at $1.54 billion. Non-interest bearing demand deposits fell $33.3 million, or 10.4%, during the first quarter of 2009 but the average balance outstanding fell just 4.3% in the first quarter of 2009 as compared to the fourth quarter of 2008. Non-interest bearing deposits were 18.7% of total deposits as of March 31, 2009 as compared to 20.4% at December 31, 2008.

Federal Home Loan Bank of Seattle (FHLB) advances and other borrowings increased by $1.0 million during the three months ended March 31, 2009 to $140.7 million.

Liquidity and Capital Resources

For the three months ended March 31, 2009 and 2008, the net cash flows used in operations were $3.2 million and $1.1 million, respectively. Additionally, the Company generated $40.5 million in net cash from investing activities primarily as loan balances decreased and used $34.7 million in net cash from financing activities for the three months ended March 31, 2009. The Company used $14.6 million in investing activities and generated $19.3 million in net cash from financing activities during the same period of the previous year.

AMERICANWEST BANCORPORATION

The Bank’s primary source of funds is deposits. In addition, the Bank has the ability to borrow from the FHLB and the Federal Reserve Bank of San Francisco (FRB) Discount Window. At March 31, 2009, the Bank had $200.5 million of available credit from these sources as compared to $251.5 million at December 31, 2008. As of March 31, 2009 and December 31, 2008, the Bank did not have any Fed Funds lines agreements with correspondent banks.

The Parent Company received no cash dividends from the Bank during the three months ended March 31, 2009. Similarly, the Parent Company declared no cash dividends during the first quarter of 2009, compared to the first quarter of 2008 when a cash dividend of $0.04 per share was declared. The decision to suspend Parent cash dividends was made by the Board of Directors in accordance with the Company’s capital and dividend policy in March 2008. Subsequent to the decision to suspend payment of Parent cash dividends, the Company was advised by the FRB that prior approval would be required before paying any future Parent cash dividends.

In accordance with the provisions of the related indentures, the Company has notified the trustees of the Trusts with respect to its four trust preferred securities issuances that the payment of interest will be deferred until further notice. This action will result in approximately $700 thousand of additional liquidity and capital being retained at the subsidiary bank level each quarter. The Company has the right to defer interest payments for up to 20 consecutive quarters, although it will continue to accrue the cost of the interest, at the normal interest rate on a compounded basis until such time as the deferred arrearage has been paid current.

The Parent Company’s ability to service its debt is generally dependent upon the availability of dividends from the Bank. The payment of dividends by the Bank is subject to limitations imposed by law and governmental regulations. The Bank is currently prohibited by regulatory order from paying any dividends to the Company without prior regulatory approval.

The Company’s total stockholders’ equity decreased to $75.4 million at March 31, 2009 as compared to $89.8 million at December 31, 2008. This decrease is mainly related to the net loss recorded for the first three months of 2009 of $14.5 million. The Company’s total stockholders’ equity to total assets ratio decreased to 4.13% as of March 31, 2009 from 4.79% as of December 31, 2008. As of March 31, 2009, the Company’s tangible stockholders’ equity to ending tangible assets ratio decreased to 2.44% and $2.54 per share as compared to 3.12% and $3.34 per share at December 31, 2008. At March 31, 2009 and December 31, 2008, the Company held cash and cash equivalent assets of $69.6 million and $67.0 million, respectively.

As of March 31, 2009, the Company and the Bank have failed to meet certain regulatory capital requirements established by the federal banking agencies. As a result of these capital deficiencies, as of May 2009, the Bank has entered into a Stipulation and Consent to the Issuance of an Order to Cease and Desist with the FDIC and DFI (Stipulation) (for further details see Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations). These actions by regulators could have a direct material effect on the Company’s financial statements. Under the order issued pursuant to the Stipulation, the Bank must meet specific capital guidelines that involve quantitative measures of its assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

AMERICANWEST BANCORPORATION

The Company’s and the Bank’s actual capital amounts and ratios as of March 31, 2009 are presented in the table below:

	Actual		Adequately Capitalized		Well Capitalized
($ in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2009:
Total capital to risk weighted assets:
Company	$105,656	6.02%	$140,450	8.00%	N/A	N/A
Bank	106,067	6.05%	140,222	8.00%	$175,278	10.00%
Tier I capital to risk weighted assets:
Company	68,472	3.90%	70,225	4.00%	N/A	N/A
Bank	83,918	4.79%	70,111	4.00%	105,167	6.00%
Leverage capital, Tier I capital to average assets:
Company	68,472	3.76%	72,907	4.00%	N/A	N/A
Bank	83,918	4.61%	72,792	4.00%	90,990	5.00%

During November 2008, the Company submitted an application for approval to issue $57 million of preferred stock to the United States Department of the Treasury (Treasury) under the Troubled Asset Relief Program’s Capital Purchase Program (TARP-CPP). This application reflected the Company’s commitment to secure a significant private equity investment coincident with receipt of any capital infusion from the Treasury under TARP-CPP. On April 28, 2009, the Company submitted a letter to the FDIC, which serves as the primary regulator for AmericanWest Bank, indicating its intention to withdraw its TARP-CPP application. The decision to withdraw the application was based upon a number of factors, including the expectation that the required private equity co-investment will not be consummated prior to the deadline for the processing of final TARP-CPP investments.

The Company and its financial advisor, Sandler O’Neill + Partners, LP, continued efforts with respect to identification of and discussions with a variety of potential private equity investors over the past six months. A group of prospective investors have provided the Company with a non-binding proposal, which originally contemplated a matching TARP-CPP investment. This proposal was deemed by the Company’s Board of Directors to be acceptable, and the prospective investors substantially completed their on-site due diligence. The Company and its financial advisor have informed the prospective investors of the decision to withdraw the TARP-CPP application and are continuing discussions regarding alternative approaches to securing a mutually acceptable recapitalization agreement. Although the Company has the existing authority under its Articles of Incorporation to issue preferred shares, it is likely that shareholder approval will be required for any private equity investment in common stock in accordance with NASDAQ rules.

As previously announced during the third quarter of 2008, the Company initiated efforts to divest certain assets during the third quarter of 2008 through the marketing of selected branches, loans and deposits. The Company has received letters of intent from more than one party at terms that are acceptable to the Board of Directors. These transactions, if approved by the regulatory authorities and consummated at a premium, would have a positive impact on the capital ratios of the Bank as additional capital would be generated and risk assets would be reduced.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

In management’s opinion, there have been no material changes in reported market risks faced by the Company since the end of the most recent fiscal year. Based upon modeling using parallel interest rate changes of an increase in rates of 100 basis points and 200 basis points over the next twelve months, the Company’s net interest income is expected to increase slightly under rising interest rates. These scenarios also include the assumptions that balances and current pricing spreads remain constant. The modeling as of March 31, 2009 considered parallel interest rate changes of an increase in rates of 100 basis points and 200 basis points.

The economic value of the Company’s equity changes slightly under rising or falling rates. Both the declining and increasing interest rate risk measures remain within the Company’s policy limits as of March 31, 2009. Management also runs non-parallel interest rate scenarios and a most likely rate scenario to consider the impact of various interest rate changes in the yield curve and the respective impact on net interest income to determine if any actions should be taken.

AMERICANWEST BANCORPORATION

The changes to net interest income over the next twelve months given the assumptions in the model are presented in the table below as of March 31, 2009 and December 31, 2008 based on the rate changes evaluated at the time of the analysis.

	Percentage Change in Net Interest Income over 12 Months
Rate Scenario	March 31, 2009		December 31, 2008
Rates increase 200 basis points	2.73%		3.96%
Rates increase 100 basis points	1.30%		1.94%
Rates decrease 100 basis points	N/A	(1)	N/A	(1)
Rates decrease 200 basis points	N/A	(1)	N/A	(1)

(1)	Market rates in effect were less than 1.0% thus these downward rate simulation scenarios are not applicable.

Item 4.	Controls and Procedures

During the three months ended March 31, 2009, there were no changes in the Company’s internal control over financial reporting that materially affected or are reasonably likely to materially affect internal control over financial reporting.

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the principal executive officer and the principal financial officer, of the effectiveness of the design and operation of the disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (Exchange Act). Based upon that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective, as of the end of the period covered by this report, in ensuring that material information relating to the Company, including its consolidated subsidiaries, required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

The Company has a stock repurchase authorization for 250,000 common shares which was approved by the Board of Directors during 2006. This authorization does not have an expiration date. No shares were repurchased under this authorization during the three months ended March 31, 2009 or the year ended December 31, 2008.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.	Other Information

There is no other information to report.

Item 6.	Exhibits

a. Exhibits. The exhibits filed as part of this report are as follows:

3.1	Amended and Restated Articles of Incorporation of AmericanWest (filed as Exhibit 3.1 to the Form 10-Q filed on August 11, 2008, and incorporated herein by this reference).

3.2	Amended and Restated Bylaws of AmericanWest Bancorporation (filed as Exhibit 3.2 to the Form 8-K filed on April 21, 2009, and incorporated herein by this reference).

10.1	Order to Cease and Desist dated May 11, 2009, issued by the Federal Deposit Insurance Corporation and Washington Department of Financial Institutions.+

10.2	Stipulation to Consent to an Order to Cease and Desist dated May 8, 2009, issued by the Federal Deposit Insurance Corporation and Washington Department of Financial Institutions.+

10.3	Amendment No. 4 to Employment Agreement by and between AmericanWest Bancorporation, AmericanWest Bank and B. Nicole Sherman dated effective April 15, 2009 (filed as Exhibit 10.1 to the Form 8-K filed on April 21, 2009, and incorporated herein by this reference).

31.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.+

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.+

+	Denotes items filed herewith.

AMERICANWEST BANCORPORATION

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized on May 15, 2009.

AMERICANWEST BANCORPORATION

\s\ Patrick J. Rusnak
Patrick J. Rusnak
Chief Executive Officer

\s\ Shelly L. Krasselt
Principal Accounting Officer
Vice President and Controller