Form 10-Q
period 2009-06-30
AMERICANWEST BANCORPORATION
filed 2009-08-14
CIK 726990

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2009

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by a check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by a check mark whether the registrant is large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Act. (Check one):

Large Accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Number of Shares Outstanding
Common Stock	17,213,288 at August 12, 2009

AMERICANWEST BANCORPORATION

INDEX TO QUARTERLY REPORT ON FORM 10-Q

June 30, 2009

AMERICANWEST BANCORPORATION

CONSOLIDATED STATEMENTS OF CONDITION

(unaudited)

(in thousands)

	June 30, 2009	December 31, 2008
ASSETS
Cash and due from banks	$36,195	$40,927
Overnight interest bearing deposits with other banks	75,027	26,058

Cash and cash equivalents	111,222	66,985

Securities, available-for-sale at fair value	55,540	65,270

Loans, net of allowance for loan losses of $32,690 and $44,722, respectively	1,439,707	1,577,106

Loans, held for sale	11,898	12,265
Accrued interest receivable	7,337	8,193
FHLB stock	10,267	8,286
Premises and equipment, net	38,009	41,385
Foreclosed real estate and other foreclosed assets	35,240	15,781
Bank owned life insurance	30,701	30,193
Goodwill	18,852	18,852
Intangible assets	12,035	13,467
Other assets	6,810	16,840

TOTAL ASSETS	$1,777,618	$1,874,623

LIABILITIES
Non-interest bearing demand deposits	$284,096	$321,552
Interest bearing deposits:
NOW, savings account and money market accounts	573,997	559,666
Time, $100,000 and over	213,778	342,022
Other time	449,395	350,293

TOTAL DEPOSITS	1,521,266	1,573,533

Federal Home Loan Bank advances	122,193	139,668
Other borrowings and capital lease obligations	2,933	3,294
Junior subordinated debt	41,239	41,239
Accrued interest payable	5,810	7,677
Other liabilities	18,763	19,424

TOTAL LIABILITIES	1,712,204	1,784,835

STOCKHOLDERS’ EQUITY
Preferred stock, no par, shares authorized 5 million	—	—
Common stock, no par, shares authorized 50 million; 17,250 issued and 17,213 outstanding at June 30, 2009; 17,259 issued and 17,213 outstanding at December 31, 2008	253,411	253,450
Accumulated deficit	(188,826)	(163,764)
Accumulated other comprehensive income, net of tax	829	102

TOTAL STOCKHOLDERS’ EQUITY	65,414	89,788

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,777,618	$1,874,623

The accompanying notes are an integral part of these statements.

AMERICANWEST BANCORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Interest Income
Interest and fees on loans	$21,588	$29,784	$44,052	$62,568
Interest on securities	691	862	1,443	1,689
Other interest income	62	93	97	152

Total Interest Income	22,341	30,739	45,592	64,409

Interest Expense
Interest on deposits	6,809	8,630	14,366	17,682
Interest on borrowings	1,620	2,591	3,377	5,922

Total Interest Expense	8,429	11,221	17,743	23,604

Net Interest Income	13,912	19,518	27,849	40,805
Loan loss provision	11,800	16,400	25,480	29,200

Net Interest Income After Loan Loss Provision	2,112	3,118	2,369	11,605

Non-interest Income
Fees and service charges on deposits	2,327	2,847	4,535	5,400
Fees on mortgage loan sales, net	3,154	1,258	5,078	2,120
Other	1,515	1,000	3,183	1,805

Total Non-interest Income	6,996	5,105	12,796	9,325

Non-interest Expense
Salaries and employee benefits	8,863	10,146	17,756	20,932
FDIC assessment	856	312	4,331	364
Equipment expense	1,880	2,139	3,872	3,984
Occupancy expense, net	1,758	1,765	3,712	3,620
Foreclosed real estate and other foreclosed assets expense	1,768	233	2,055	296
Amortization of intangible assets	716	863	1,432	1,748
State business and occupation tax	320	304	340	592
Impairment of premises and securities	52	—	111	—
Impairment of goodwill	—	—	—	27,000
Other	3,422	3,479	6,618	6,488

Total Non-interest Expense	19,635	19,241	40,227	65,024

Loss Before Income Tax Benefit	(10,527)	(11,018)	(25,062)	(44,094)

Income Tax Benefit	—	(4,806)	—	(6,325)

Net Loss	$(10,527)	$(6,212)	$(25,062)	$(37,769)

Basic loss per common share	$(0.61)	$(0.36)	$(1.46)	$(2.19)
Diluted loss per common share	$(0.61)	$(0.36)	$(1.46)	$(2.19)
Basic weighted average shares outstanding	17,213	17,211	17,213	17,208
Diluted weighted average shares outstanding	17,213	17,211	17,213	17,208

The accompanying notes are an integral part of these statements.

AMERICANWEST BANCORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30,
	2009	2008
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES
Net Loss	$(25,062)	$(37,769)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provisions for loan losses, unfunded commitments and foreclosed real estate and other foreclosed assets	27,320	29,246
Depreciation and amortization	3,619	3,984
Compensatory stock options and restricted stock expense, net of forfeitures	(39)	181
Impairment of goodwill	—	27,000
Loss/(Gain) on sale of other premises and equipment, securities and foreclosed real estate and other foreclosed assets	3	(113)
Loss on impairment of premises	111	—
Stock dividends received	(53)	(49)
Originations of loans held for sale	(220,392)	(105,818)
Proceeds from loans sold	217,622	102,789
Fair value adjustments on mortgage loan activities	(250)	—
Changes in assets and liabilities:
Accrued interest receivable	856	1,686
Bank owned life insurance	(508)	(556)
Other assets	10,334	(4,560)
Accrued interest payable	(1,867)	808
Other liabilities	(773)	801

NET CASH PROVIDED BY OPERATING ACTIVITIES	10,921	17,630

CASH FLOWS PROVIDED BY/(USED IN) INVESTING ACTIVITIES
Securities available-for-sale:
Maturities, calls, sales and principal payments	10,515	18,471
Purchases	—	(22,484)
Purchases of Federal Home Loan Bank stock	(1,981)	(2,459)
Redemptions of Federal Home Loan Bank stock	—	1,470
Net decrease/(increase) in loans	81,311	(26,564)
Purchases of premises and equipment	(278)	(4,770)
Proceeds from sale of premises and equipment	986	3,212
Proceeds from sale of foreclosed real estate and other foreclosed assets	12,866	1,614

NET CASH PROVIDED BY/(USED IN) INVESTING ACTIVITIES	103,419	(31,510)

CASH FLOWS (USED IN)/PROVIDED BY FINANCING ACTIVITIES
Net (decrease)/increase in deposits	(52,267)	79,363
Proceeds from Federal Home Loan Bank advances	—	420,000
Repayments of Federal Home Loan Bank advances and other borrowing activity	(17,836)	(473,441)
Proceeds from issuances of common stock under equity incentive plans	—	57
Payment of cash dividend	—	(688)

NET CASH (USED IN)/PROVIDED BY FINANCING ACTIVITIES	(70,103)	25,291

NET CHANGE IN CASH AND CASH EQUIVALENTS	44,237	11,411

Cash and cash equivalents, beginning of year	66,985	47,089

Cash and cash equivalents, end of period	$111,222	$58,500

Supplemental Disclosures:
Cash paid during the period for:
Interest	$19,610	$22,796
Income taxes	$42	$105

Non-cash Investing and Financing Activities:
Foreclosed real estate acquired in settlement of loans	$33,613	$3,434

The accompanying notes are an integral part of these statements.

AMERICANWEST BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. Basis of Presentation

The foregoing unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Articles 8 and 9 of Regulation S-X as promulgated by the Securities and Exchange Commission. Accordingly, these financial statements do not include all of the disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes included in the annual report on Form 10-K for the year ended December 31, 2008. In the opinion of management, the unaudited interim consolidated financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair presentation of the results for the interim periods presented. The results of operations for the three and six months ended June 30, 2009 and 2008 are not necessarily indicative of the operating results for the full year. In preparing these financial statements, AmericanWest Bancorporation (Company) has evaluated events and transactions for potential recognition or disclosure through August 14, 2009, the date the financial statements were issued.

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published, and the reported amounts of revenues and expenses during the reporting period. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of the Company’s consolidated financial statements; accordingly, it is possible that the actual results could differ from these estimates and assumptions, which could have a material effect on the reported amounts in the Company’s consolidated financial position and results of operations. Material estimates that are particularly subject to significant changes in the near term relate to the determination of the allowance for loan losses, fair value of investment securities, the valuation of foreclosed real estate and other foreclosed assets and the valuation of goodwill and other intangibles.

NOTE 2. Securities

All securities are classified as available-for-sale and are carried at fair value. Unrealized gains and losses, net of tax, are excluded from earnings and reported as a separate component of stockholders’ equity. Gains or losses on the sale of available-for-sale securities are determined using the specific identification method. Premiums and discounts are recognized in interest income using the effective interest method over the period to maturity. Amortized cost and fair values at June 30, 2009 and December 31, 2008 were as follows:

	June 30, 2009		December 31, 2008
($ in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Mortgage-backed securities	$29,838	$30,468	$36,311	$36,606
Obligations of states, municipalities and political subdivisions	20,109	19,990	21,845	21,451
Obligations of Federal Government Agencies	3,394	3,500	5,597	5,814
Other securities	1,370	1,582	1,415	1,399

Total	$54,711	$55,540	$65,168	$65,270

Certain investment securities shown above have fair values less than the amortized cost and therefore contain unrealized losses. The Company has evaluated these securities for other than temporary impairment and determined the decline in value is temporary and primarily related to the change in market interest rates since purchase. The Company anticipates full recovery of amortized cost with respect to these securities at maturity or sooner in the event of a more favorable market interest rate environment.

AMERICANWEST BANCORPORATION

The contractual scheduled maturity of securities at June 30, 2009 was as follows:

($ in thousands)	Amortized Cost	Fair Value
Due in one year or less	$1,198	$1,212
Due from one to five years	5,272	5,336
Due from five to ten years	9,711	9,695
Due after ten years	7,322	7,247
Mortgage backed securities	29,838	30,468
Other nonmaturity securities	1,370	1,582

Total	$54,711	$55,540

NOTE 3. Loans and Allowance for Loan Losses

Aggregate loan balances by category as of June 30, 2009 and December 31, 2008 were as follows:

($ in thousands)	June 30, 2009	% of Total	December 31, 2008	% of Total
Commercial real estate	$641,274	43%	$630,540	39%
Construction, land development and other land	275,528	19%	388,381	24%
Commercial and industrial	170,997	12%	215,776	13%
Residential real estate	196,039	13%	200,047	12%
Agricultural	165,501	11%	160,944	10%
Installment and other	24,997	2%	28,777	2%

Total loans	1,474,336	100%	1,624,465	100%

Allowance for loan losses	(32,690)		(44,722)
Deferred loan fees, net of deferred costs	(1,939)		(2,637)

Net loans	$1,439,707		$1,577,106

The allowance for loan losses and reserve for unfunded commitments are maintained at levels considered adequate by management to provide for probable loan losses as of the Consolidated Statements of Condition reporting dates. The allowance for loan losses and reserve for unfunded commitments are based on management’s assessment of various factors affecting the loan portfolio, including problem loans, business conditions and loss experience, and an overall evaluation of the quality of the underlying collateral. Changes in the allowance for loan losses and the reserve for unfunded commitments during the three and six months ended June 30, 2009 and 2008 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2009	2008	2009	2008
Allowance for loan losses:
Balance, beginning of period	$40,675	$27,089	$44,722	$25,258
Loan loss provision	11,800	16,400	25,480	29,200
Loans charged-off	(20,229)	(12,201)	(38,172)	(23,289)
Recoveries	444	480	660	599

Balance, end of period	$32,690	$31,768	$32,690	$31,768

AMERICANWEST BANCORPORATION

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2009	2008	2009	2008
Reserve for Unfunded Commitments:
Balance, beginning of period	$660	$1,272	$660	$1,374
Unfunded commitments benefit	(190)	(100)	(190)	(202)

Balance, end of period	$470	$1,172	$470	$1,172

The provision for unfunded commitments is included in other non-interest expense within the Consolidated Statements of Operations and among other liabilities within the Consolidated Statements of Condition.

Impaired loan information as of June 30, 2009 and December 31, 2008 was as follows:

($ in thousands)	June 30, 2009	December 31, 2008
Impaired loans without a specific allowance for loan losses	$119,989	$88,110
Impaired loans with a specific allowance for loan losses	3,962	—

All of the Company’s impaired loans in the above table were also classified as non-accrual. Effective March 31, 2009, all non-performing loans were included as impaired loans in management’s analysis, whereas, in prior periods only loan relationships greater than $500,000 were included. The Company’s general practice of recognizing charge-offs for the specific impairment on loans resulted in charge-offs of $15.2 million and $25.4 million during the three and six months ended June 30, 2009, respectively, related to the impaired loans in the table above. There was $1.1 million of interest income recognized during the six months ended June 30, 2009 on the above impaired loans. Had these loans been performing for the six months ended June 30, 2009 an additional $4.0 million would have been recognized in interest income.

NOTE 4. Goodwill

At June 30, 2009, the Company had $18.9 million of goodwill and $12.0 million of core deposit intangible assets which were recorded in connection with various business combinations. While generally accepted accounting principles require that core deposit intangible assets be amortized to expense over their estimated useful lives, goodwill is not amortized but periodically tested for impairment.

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

AMERICANWEST BANCORPORATION

NOTE 5. Junior Subordinated Debt

As of June 30, 2009, the Company had four wholly-owned trusts (Trusts) that were formed to issue trust preferred securities and related common securities of the Trusts. The Trusts are summarized as follows:

($ in thousands) Trust Name	Issue Date	Outstanding Amount	Rate		Effective Rate	Next Call Date	Maturity Date
AmericanWest Statutory Trust I	September 2002	$10,310	Floating	(1)	4.00%	September 2009	September 2032
Columbia Trust Statutory Trust I	June 2003	3,093	Floating	(2)	3.70%	September 2009	June 2033
AmericanWest Capital Trust II	March 2006	7,217	6.76	% (3)	6.76%	March 2011	March 2036
AmericanWest Capital Trust III	March 2007	20,619	6.53	% (4)	6.53%	March 2012	June 2037

		$41,239

(1)	Rate based on LIBOR plus 3.40%, adjusted quarterly.
(2)	Rate based on LIBOR plus 3.10%, adjusted quarterly.
(3)	Rate fixed for 5 years from issuance, then adjusted quarterly thereafter based on LIBOR plus 1.50%.
(4)	Rate fixed for 5 years from issuance, then adjusted quarterly thereafter based on LIBOR plus 1.63%.

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

In accordance with the provisions of the related indentures, the Company has notified the trustees of the Trusts each quarter since the third quarter of 2008 that the payment of interest on the junior subordinated debt will be deferred. The Company has the right to and expects to defer payment of interest for up to 20 consecutive quarters, although it will continue to accrue the cost and recognize the expense of the interest at the normal rate on a compounded basis until such time as the deferred arrearage has been paid current. As of June 30, 2009, interest totaling $2.7 million, which is included in accrued interest payable on the Consolidated Statements of Condition, was deferred and in arrears.

As of June 30, 2009, $21.5 million of the $40.0 million junior subordinated debt (excluding the common stock of the Trusts) qualified as Tier I capital, under the guidance issued by the Board of Governors of the Federal Reserve Bank of San Francisco (FRB), with the balance qualifying as Tier 2 capital. Effective April 11, 2005, the FRB adopted a rule that permits the inclusion of junior subordinated debt in Tier I capital, but with stricter quantitative limits. Under the FRB rule, after a five-year transition period originally set to end on March 31, 2009 but extended by two years in light of continued stress in financial markets, the aggregate amount of junior subordinated debt and certain other restricted core capital elements is limited to 25% of Tier I capital elements, net of goodwill. The amount of junior subordinated debt and certain other elements in excess of the limit could be included in Tier 2 capital, subject to restrictions. Of the currently issued junior subordinated debt, $15.2 million would qualify as Tier I capital if the new limitations were in effect at June 30, 2009. The new limitations go into effect as of March 31, 2011. There can be no assurance that the FRB will not further limit the amount of junior subordinated debt permitted to be included in Tier I capital for regulatory capital purposes.

NOTE 6. Comprehensive Loss

Total comprehensive loss, which includes the net loss and unrealized gains and losses on the Company’s available-for-sale securities, (net of tax, where applicable), was $9.9 million and $24.3 million for the three and six months ended June 30, 2009, respectively. Total comprehensive loss for the three and six months ended June 30, 2008 was $7.1 million and $38.3 million, respectively.

NOTE 7. Cash Dividends

Pursuant to the provisions of an Order to Cease and Desist issued by the Federal Deposit Insurance Corporation (FDIC) and Washington Department of Financial Institutions (DFI) effective May 11, 2009, AmericanWest Bank (Bank) is prohibited from paying any cash dividends without prior regulatory approval. A comparable restriction

AMERICANWEST BANCORPORATION

was contained in a Supervisory Directive issued by the DFI in August 2008. In addition, the Company was notified by the Federal Reserve System (FRB) in August 2008 that it could not make any dividend payments without prior approval from the FRB. As a result, no cash dividend payments were declared or paid by the Company during the six months ended June 30, 2009. During the six months ended June 30, 2008, the Company paid cash dividends of $0.04 per share.

NOTE 8. Loss Per Share

The following is a reconciliation of the numerators and denominators for basic and diluted loss per share computations for the three and six months ended June 30, 2009 and 2008:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands, except per share)	2009	2008	2009	2008
Numerator:
Net loss	$(10,527)	$(6,212)	$(25,062)	$(37,769)

Denominator:
Weighted average number of common shares outstanding	17,213	17,211	17,213	17,208

Basic loss per common share	$(0.61)	$(0.36)	$(1.46)	$(2.19)
Diluted loss per common share	$(0.61)	$(0.36)	$(1.46)	$(2.19)

Anti-dilutive stock options and awards not included in diluted loss per share	305	562	305	562

NOTE 9. Stock-Based Compensation

The AmericanWest Bancorporation 2006 Equity Incentive Plan (Plan) provides for the issuance of incentive stock options, nonqualified stock options, restricted stock awards and unrestricted stock awards to key employees, officers and directors. The Plan was amended during 2008 to increase the number of authorized shares for issuance under all awards by 250,000 shares (plus any shares under the Company’s 2001 Stock Option Plan as to which options or other benefits granted and outstanding as of March 17, 2006 may lapse, expire, terminate or be canceled). The number of shares subject to stock options and restricted stock awards issued under the Plan as of June 30, 2009 was 656,147. The Board of Directors’ Compensation Committee administers the Plan. The maximum term of an incentive stock option granted under the Plan is ten years and the Plan will terminate on March 17, 2016.

Stock Options

Compensation expense related to stock options accounted for under Statement of Financial Accounting Standards (SFAS) No. 123(R), Share-Based Payment, is summarized in the table below including the impact on net loss and diluted loss per share for the three and six months ended June 30, 2009 and 2008:

	Three months ended June 30,		Six months ended June 30,
($ in thousands)	2009	2008	2009	2008
Stock option compensation cost	$9	$55	$14	$110
Impact on net loss	$9	$38	$14	$77

AMERICANWEST BANCORPORATION

The following table summarizes the stock option activity for the six months ended June 30, 2009:

	Options	Weighted average exercise price
Outstanding at December 31, 2008	320,701	$13.38
Granted	—	—
Exercised	—	—
Forfeited	(51,664)	7.73

Outstanding at June 30, 2009	269,037	$14.46

Exercisable at June 30, 2009	196,719	$16.40

There were no options issued during the three or six months ended June 30, 2009. The following table summarizes the weighted average assumptions for options issued for the three and six months ended June 30, 2008:

	Three months ended June 30, 2008	Six months ended June 30, 2008
Expected volatility	42.7%	42.2%
Expected dividends	6.4%	6.1%
Expected term	5.0 years	5.0 years
Risk free interest rate	3.5%	3.4%

The weighted average fair value of options issued during the three and six months ended June 30, 2008 was $0.58 and $0.71, respectively. Total unrecognized compensation cost at June 30, 2009 was $91 thousand, which will be recognized through 2013. The amortization of stock-based compensation reflects estimated forfeitures adjusted for actual forfeiture experience. Estimated forfeitures will be continually evaluated in subsequent periods and may change based on new facts and circumstances.

The weighted average remaining term for outstanding and exercisable stock options at June 30, 2009 was 5.8 years and 5.0 years, respectively. The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the market price of the Company’s common stock as of the reporting date. Since none of the stock options outstanding and exercisable at June 30, 2009 had an exercise price lower than the market value of the Company’s common stock, these options had no aggregate intrinsic value as of that date. No stock options were exercised during the six months ended June 30, 2009. The intrinsic value of stock options exercised during the three and six months ended June 30, 2008 was $62 thousand.

Restricted Common Stock Awards

The Company has granted performance-based restricted common stock awards to certain executives and employees. Outstanding performance-based awards vest between June 2010 and August 2012 and are expensed as compensation over the period earned. Certain agreements require that the Company or the individual meet performance criteria and, for every year that the goal is not achieved, the award recipients forfeit 20% of their performance-based restricted common stock award. Awards are also forfeited if an employee’s employment with the Company or the Bank is terminated prior to vesting other than pursuant to a change in control.

The purpose of these awards was to promote the long term interests of the Company and its shareholders by providing a financial incentive as a means for retaining certain key executives and employees. For the three months ended June 30, 2009 and 2008, compensation expense, pre-tax, related to these grants was $3 thousand and $14 thousand, respectively. For the six months ended June 30, 2009 and 2008, compensation expense, pre-tax, related to these grants was a credit of $53 thousand and an expense of $71 thousand, respectively. Included in the compensation expense for the six months ended June 30, 2009, was the reversal of $65 thousand related to the termination of an executive’s employment and the forfeiture of 5,000 shares of restricted common stock.

AMERICANWEST BANCORPORATION

The following table summarizes both unvested performance restricted and unvested restricted common stock activity for the six months ended June 30, 2009:

	Restricted Common Stock	Weighted average grant date fair value
Unvested as of December 31, 2008	45,390	$21.46
Granted	—	—
Forfeited	(9,090)	22.45
Vested	—	—

Unvested as of June 30, 2009	36,300	$21.22

NOTE 10. Fair Value Measurement

The Company has adopted SFAS No. 157, Fair Value Measurements, which provides enhanced guidance for measuring assets and liabilities using fair value and applies to situations where other standards require or permit assets or liabilities to be measured at fair value. SFAS No. 157 also requires expanded disclosure of items that are measured at fair value, the information used to measure fair value and the effect of fair value measurements on earnings.

Valuation techniques are based upon observable and unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions. These two types of inputs create a fair value hierarchy. Level 1 includes quoted prices for identical instruments in active markets. Level 2 includes quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable. Level 3 includes instruments whose significant value input assumptions are unobservable.

The following table summarizes the Company’s financial instruments that were measured at fair value on a recurring basis at June 30, 2009:

		Fair Value Measurements Using
($ in thousands)	Fair Value	Level 1	Level 2	Level 3
Recurring assets (liabilities):
Securities available-for-sale	$55,540	$25,072	$30,468	$—
Rate lock commitments	$(12)	$—	$—	$(12)
Forward sales commitments	$304	$—	$—	$304

During the three and six months ended June 30, 2009, the Company recorded income of $431 thousand and $382 thousand, respectively, related to the derivative loan commitments shown in the above table.

The following table summarizes the changes during the six months ended June 30, 2009 for recurring assets (liabilities) measured using level 3:

($ in thousands)	Rate lock commitments	Forward sales commitments
December 31, 2008	$—	$(91)
(Losses) Gains	(12)	395

June 30, 2009	$(12)	$304

AMERICANWEST BANCORPORATION

Gains and losses shown in the above table are included in fees on mortgage loan sales, net on the Consolidated Statements of Operations and included in the fair value adjustments on mortgage loan activities in the Consolidated Statements of Cash Flows.

Additionally, certain assets are measured at fair value on a non-recurring basis. These adjustments to fair value generally result from the application of lower-of-cost-or-market accounting or write-downs of individual assets due to impairment. The following table summarizes the Company’s financial instruments that were measured at fair value on a non-recurring basis at June 30, 2009, and the total amount charged to operations resulting from fair value adjustments for the six months ended June 30, 2009:

		Fair Value Measurements Using			Six months ended June 30, 2009
($ in thousands)	Fair Value	Level 1	Level 2	Level 3	Total Loss
Non-Recurring:
Impaired loans	$88,676	$—	$—	$88,676	$38,172
Foreclosed real estate and other foreclosed assets	$17,812	$—	$—	$17,812	$1,650

Impaired loans included in the table above are collateral dependent and have been adjusted to fair value, determined based on the estimated fair value of the underlying collateral, less estimated selling costs. If the Bank determines that the value of an impaired loan is less than the recorded investment in the loan, the carrying value is adjusted through a charge-off recorded through the allowance for loan losses. The loss column above represents charge-offs related to the impaired loans recognized during the six months ended June 30, 2009.

The foreclosed real estate and other foreclosed assets in the table above have been adjusted to estimated fair value, less estimated selling costs. At the time of foreclosure, foreclosed assets are recorded at the lower of the carrying amount of the loan or estimated fair value less estimated selling costs. Any write-downs based on the asset’s fair value at the date of acquisition are charged to the allowance for loan losses. After foreclosure, management periodically obtains updated valuations of the foreclosed assets and, if additional impairments are deemed necessary, the impairment is recorded in foreclosed real estate and other foreclosed assets expense on the Consolidated Statements of Operations. The total loss column above represents impairments charged to the Consolidated Statements of Operations during the six months ended June 30, 2009.

AMERICANWEST BANCORPORATION

The following fair value disclosures are presented as defined by SFAS No. 107, Disclosures about Fair Value of Financial Instruments. The table includes those financial instruments for which it is practical to estimate fair value. It does not include the value of premises and equipment and intangible assets such as customer relationships and core deposit intangibles. The table summarizes carrying amounts, estimated fair values, and assumptions used by the Company to estimate fair value as of June 30, 2009 and December 31, 2008:

As of June 30, 2009:

($ in thousands)	Assumptions Used in Estimating Fair Value	Carrying Amount	Estimated Fair Value
Financial Assets:
Cash and due from banks	Equal to carrying value	$36,195	$36,195
Overnight interest bearing deposits with other banks	Equal to carrying value	75,027	75,027
Securities	Quoted market prices for similar or identical instruments	55,540	55,540
Federal Home Loan Bank Stock	Par value	10,267	10,267
Loans, held for sale	Equal to carrying value	11,898	11,898
Loans	Fixed-rate loans: Discounted expected future cash flows, variable-rate loans: equal to carrying value, net of allowance for loan losses and liquidity discount	1,439,707	1,383,587
Bank owned life insurance	Equal to carrying value	30,701	30,701
Mortgage loan derivative instruments, net	Equal to carrying value	292	292

Financial Liabilities:
Deposits	Fixed-rate certificates of deposit:
	Discounted expected future cash flows
	All other deposits: Equal to carrying value	1,521,266	1,529,585
Federal Home Loan Bank advances and other borrowings	Discounted expected future cash flows	125,126	126,902
Junior subordinated debentures	Discounted expected future cash flows	41,239	37,027

As of December 31, 2008:

($ in thousands)	Assumptions Used in Estimating Fair Value	Carrying Amount	Estimated Fair Value
Financial Assets:
Cash and due from banks	Equal to carrying value	$40,927	$40,927
Overnight interest bearing deposits with other banks	Equal to carrying value	26,058	26,058
Securities	Quoted market prices	65,270	65,270
Federal Home Loan Bank Stock	Par value	8,286	8,286
Loans, held for sale	Equal to carrying value	12,265	12,265
Loans	Fixed-rate loans: Discounted expected future cash flows, variable-rate loans: equal to carrying value, net of allowance for loan losses	1,577,106	1,573,916
Bank owned life insurance	Equal to carrying value	30,193	30,193

Financial Liabilities:
Deposits	Fixed-rate certificates of deposit:
	Discounted expected future cash flows
	All other deposits: Equal to carrying value	1,573,533	1,583,125
Federal Home Loan Bank advances and other borrowings	Discounted expected future cash flows	142,962	145,465
Junior subordinated debentures	Discounted expected future cash flows	41,239	33,467
Mortgage loan derivative instruments, net	Equal to carrying value	91	91

NOTE 11. Derivatives

The Company may use derivatives to hedge the risk of changes in the fair values of interest rate lock commitments and residential mortgage loans held for sale. None of the Company’s derivatives are designated as hedging instruments under SFAS No. 133 Accounting for Derivative Instruments and Hedging Activities. Rather, they are accounted for as free-standing derivatives, or economic hedges, with changes in the fair value of the derivatives reported in income. The Company primarily utilizes forward interest rate contracts in its derivative risk management strategy.

AMERICANWEST BANCORPORATION

The Bank enters into forward delivery contracts to sell residential mortgage loans to investors at specific prices and dates in order to hedge the interest rate risk in its portfolio of mortgage loans held for sale and its residential mortgage loan commitments. Credit risk associated with forward contracts is limited to the replacement cost of those forward contracts in a gain position. There were no counterparty default losses on forward contracts in the three and six months ended June 30, 2009. Market risk with respect to forward contracts arises principally from changes in the value of contractual positions due to changes in market interest rates. The Bank limits its exposure to market risk by monitoring differences between commitments to customers and forward contracts with investors. In the event the Company has forward delivery contract commitments in excess of available mortgage loans, the Company completes the transaction by either paying or receiving a fee to or from the investors equal to the increase or decrease in the market value of the forward contract. At June 30, 2009, the Bank had commitments to originate mortgage loans held for sale at pre-determined interest rates totaling $15.7 million and forward sales commitments of $13.2 million.

The following table summarizes the types of derivatives, separately by assets and liabilities, their location on the Consolidated Statements of Condition, and the fair values of such derivatives as of June 30, 2009 and December 31, 2008:

($ in thousands) Underlying Risk Exposure	Description	Balance Sheet Location	June 30, 2009	December 31, 2008
Asset Derivatives
Interest rate contracts	Rate lock commitments	Other assets	$—	$—
Interest rate contracts	Forward sales commitments	Other assets	304	—

Total asset derivatives			$304	$—

Liability Derivatives
Interest rate contracts	Rate lock commitments	Other liabilities	$12	$—
Interest rate contracts	Forward sales commitments	Other liabilities	—	91

Total liability derivatives			$12	$91

The following table summarizes the types of derivatives, and the gains (losses) recorded during the three and six months ended June 30, 2009 and 2008:

		Three Months Ended		Six Months Ended
($ in thousands) Underlying Risk Exposure	Description	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Interest rate contracts	Rate lock commitments	$(12)	$—	$(12)	$—
Interest rate contracts	Forward sales commitments	444	—	395	—

Total		$432	$—	$383	$—

NOTE 12. Federal Home Loan Bank of Seattle Stock (FHLB)

The Company evaluates FHLB stock for impairment in accordance with Statement of Position 01-06, Accounting by Certain Entities (Including Entities With Trade Receivables) That Lend to or Finance the Activities of Others. The Company’s determination of whether these investments are impaired is based on the assessment of the ultimate recoverability of cost rather than by recognizing temporary declines in value. The determination of whether a decline affects the ultimate recoverability of cost is influenced by criteria such as (1) the significance of any decline in net assets of the FHLB as compared to the capital stock amount for the FHLB and the length of time this situation has persisted, (2) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB, (3) the impact of legislative

AMERICANWEST BANCORPORATION

and regulatory changes on financial institutions and, accordingly, the customer base of the FHLB, and (4) the liquidity position of the FHLB. The Company has determined there is not an other-than-temporary impairment on the FHLB stock investment as of June 30, 2009.

NOTE 13. Recent Accounting Pronouncements

In December 2007, FASB issued SFAS No. 141 (revised), Business Combinations. SFAS No. 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquired entity and the goodwill acquired in connection with an acquisition. Furthermore, acquisition-related and other costs will now be expensed rather than treated as cost components of the acquisition. SFAS No. 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after January 1, 2009. The adoption of SFAS No. 141R will increase the costs charged to operations for acquisitions consummated on or after January 1, 2009.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interest in Consolidated Financial Statements, an amendment to ARB No 51. SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The standard also requires additional disclosures that clearly identify and distinguish between the interest of the parent’s owners and the interest of the noncontrolling owners of the subsidiary. This statement was effective on January 1, 2009 for the Company, to be applied prospectively. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

In March 2008, FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133. SFAS No. 161 expands the disclosure requirements in SFAS No. 133 about an entity’s derivative instruments and hedging activities. This includes enhanced disclosures regarding how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. Provisions of this statement are to be applied prospectively, and comparative disclosures for earlier periods are encouraged. The Company adopted the provisions of SFAS No. 161 for the year ended December 31, 2008, and the impact was not material to the consolidated financial statements.

In June 2009, FASB issued SFAS No. 168, FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FAS No. 162, which will become the source of authoritative U.S. Generally Accepted Accounting Principles (GAAP) recognized by the Financial Accounting Standards Board. This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of SFAS No. 168 will not have a material impact on the Company’s consolidated financial statements.

In May 2008, FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. Under SFAS No. 162, the U.S. GAAP hierarchy will now reside in the accounting literature established by the FASB. SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements in conformity with U.S. GAAP for nongovernmental entities. This statement is effective 60 days after the U.S. Securities and Exchange Commission approves the Public Company Accounting Oversight Board’s amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Company does not expect that the adoption of SFAS No. 162 will have a material impact on its consolidated financial statements.

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

On April 9, 2009, FASB issued FSP FAS No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. FSP FAS No. 157-4 provides guidance to help an entity determine whether the market for an asset is not active and when a price for a transaction is not distressed. In this two-step model, an entity must first determine whether there are factors present that indicate that the market for the asset is not active at the measurement date. Second, an entity must evaluate whether a quoted price is representative of a transaction that is not orderly. If determined that a quoted price is distressed (not orderly), and thereby not representative of fair value under SFAS No. 157, the entity must make adjustments to the quoted price or utilize an alternative valuation technique (e.g. income approach or multiple valuation techniques) to determine fair value. Additionally, an entity must incorporate appropriate risk premium adjustments, reflective of an orderly transaction under current market conditions, due to uncertainty in cash flows. This FSP is effective for interim reporting periods ending after June 15, 2009. The adoption of this guidance did not have a material impact on the Company.

On April 9, 2009, FASB issued FSP FAS No. 115-2 and FAS No. 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (OTTI), that changes the OTTI model for debt securities. Under previous guidance, an entity was required to assess whether it had the intent and ability to hold a security to recovery in determining whether an impairment of that security is other-than-temporary. If the security was deemed other-than-temporarily impaired, the investment was written-down to fair value through earnings. Under the new guidance, OTTI is triggered if an entity has the intent to sell the security, if it is more likely than not that it will be required to sell the security before recovery, or if the entity does not expect to recover the entire amortized cost basis of the security. If the entity intends to sell the security or if it is more likely than not that it will be required to sell the security before recovering its cost basis, the entire impairment loss would be recognized in earnings as an OTTI. If the entity does not intend to sell the security and it is not likely that the entity will be required to sell the security before recovering its cost basis, only the portion of the impairment loss representing credit losses would be recognized in earnings as an OTTI. The remaining impairment loss would be recognized as a charge to other comprehensive income (OCI). The FSP also results in a new category within OCI for the portion of the OTTI that is unrelated to credit losses for securities held to maturity. The impairment recognized in OCI would be amortized over the remaining life of the debt security prospectively based on the amount and timing of future estimated cash flows, unless there is an indication of additional credit losses. The amortization of the OTTI amount recorded in OCI will increase the carrying value of the investment, and would not affect earnings. Upon adoption of the FSP,

AMERICANWEST BANCORPORATION

the noncredit portion of previously recognized OTTI shall be reclassified to accumulated OCI by a cumulative-effect adjustment to the opening balance of retained earnings. This FSP is effective for interim reporting periods ending after June 15, 2009. The adoption of this guidance did not have a material impact on the Company.

On April 9, 2009, FASB issued FSP FAS No. 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. This FSP requires SFAS No. 107, Disclosures about Fair Value of Financial Instruments, disclosures in the notes of an entity’s interim financial statements for all financial instruments, whether or not recognized in the statement of financial position. This FSP is effective for interim reporting periods ending after June 15, 2009. The adoption of this guidance resulted in enhanced disclosures by the Company.

AMERICANWEST BANCORPORATION

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain matters discussed in this Quarterly Report on Form 10-Q including, but not limited to, matters described in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” include forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (PSLRA). Such forward-looking statements may include statements or forecasts about the Company’s financial condition and results of operations, expectations for future financial performance and assumptions for those forecasts and expectations. The Company makes forward-looking statements about potential problem loans, cash flows, strategic initiatives, capital initiatives and the adequacy of the allowance for loan losses. Actual results might differ significantly from the Company’s forecasts and expectations due to several factors. Some of these factors include, but are not limited to, impact of the current national and regional economy (including real estate values) on loan demand and borrower financial capacity in the Company’s market, changes in loan portfolio composition, the ability of the Company to comply with the Order to Cease and Desist, the Company’s ability to raise regulatory capital and the dilutive effect of capital raising, the Company’s access to liquidity sources, the Company’s ability to attract and retain quality customers, interest rate movements and the impact on net interest margins such movement may cause, changes in the demographic make-up of the Company’s market, the Company’s products and services, the Company’s ability to attract and retain qualified employees, regulatory changes and competition with other banks and financial institutions. Other factors are included in the Annual Report on Form 10-K for the year ended December 31, 2008, filed with the US Securities and Exchange Commission (SEC) available on the SEC’s website at www.sec.gov. Words such as “targets,” “expects,” “anticipates,” “believes,” and other similar expressions, and future or conditional verbs such as “will,” “may,” “should,” “would,” and “could,” are intended to identify such forward-looking statements. Readers should not place undue reliance on the forward-looking statements, which reflect management’s view only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect subsequent events or circumstances. This statement is included for the express purpose of protecting the Company under PSLRA’s safe harbor provisions.

The following discussion contains a review of the results of operations and financial condition for the three and six months ended June 30, 2009 and 2008. This information should be read in conjunction with the financial statements and related notes appearing in this report. The reader is assumed to have access to the Company’s Form 10-K for the year ended December 31, 2008, which contains additional information.

AmericanWest Bancorporation

AmericanWest Bancorporation (Company), which was formed in 1983, is a Washington corporation registered as a bank holding company under the Bank Holding Company Act of 1956, and is headquartered in Spokane, Washington. The Company’s wholly-owned subsidiary is AmericanWest Bank (Bank), a Washington state chartered bank that operates in Eastern and Central Washington, Northern Idaho and in Utah doing business as Far West Bank. Unless otherwise indicated, reference to “the Company” shall include the Bank and its Far West Bank division. The Company’s unconsolidated information will be referred to as that of the Parent Company. The Bank provides a full range of banking services to small and medium-sized businesses, agricultural businesses, professionals and consumers through 58 financial centers located in Washington, Northern Idaho and Utah.

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

AMERICANWEST BANCORPORATION

As a result of an interim examination, effective August 8, 2008, the Bank is subject to a Supervisory Directive (Directive) of the Washington State Department of Financial Institutions, Division of Banks (DFI). The Directive requires the Bank to provide periodic liquidity and credit quality reports; update the DFI of the status of liquidity planning and the previously announced capital raising initiatives; notify the DFI on significant changes in management and financial condition; retain a permanent Chief Executive Officer, and seek prior written consent of the DFI before paying dividends. As of the date of this quarterly report, management believes it is in compliance with the Directive.

On May 8, 2009, the Bank entered into a Stipulation and Consent to the Issuance of an Order to Cease and Desist (Stipulation) with the FDIC and DFI that was issued in connection with a routine regulatory examination of the Bank completed during December 2008 (Examination). Pursuant to the Stipulation, the FDIC and the DFI issued an Order to Cease and Desist (Order) on May 11, 2009. Neither the Bank nor the Company admitted any wrongdoing and no monetary penalties were imposed in connection with the Order. Copies of the Stipulation and the Order were included as Exhibits 10.1 and 10.2 of the Form 10-Q filed on May 15, 2009.

The Order reaffirms certain restrictions that were included in the Supervisory Directive, including restrictions on the payment of dividends and appointment of directors or senior executive officers without prior approval. Other material provisions of the Order require the Bank to:

•

Increase Tier 1 leverage ratio to 10.0% by September 8, 2009 and thereafter maintain such a level until such time as the Order is rescinded (although Management and the its financial advisor are continuing aggressive efforts with respect to enhancing the Bank’s regulatory capital ratios through sale of new equity securities to private investors and divestiture of selected assets, it is unlikely that this requirement will be achieved by the prescribed deadline);

•

Charge-off all assets classified as “loss” and 50% of loans classified as “doubtful” as of the most recent report of examination by June 10, 2009 (these actions were completed prior to June 30, 2009, with no material loss recognized during the three or six months ended June 30, 2009);

•

Reduce the level of assets classified as “substandard” or “doubtful” noted in the most recent report of examination to 75% of capital by September 8, 2009 (as of June 30, 2009, the assets classified as “substandard” or “doubtful’ were reduced by $82.5 million since the Report of Examination, and the related ratio was 104%; although a substantial reduction is expected during the third quarter of 2009 mostly through the sale of related collateral, it is not likely this target will be achieved by the deadline);

•

Develop a written asset disposition plan for all adversely classified assets of $1 million or more, and take other specified actions to strengthen the credit administration and collection processes by July 10, 2009 (an initial plan covering all such classified assets individually and any future loans meeting the requirements was approved by the Board of Directors on June 30, 2009 and a copy of that initial plan was furnished to the FDIC and DFI);

•

Develop policies for maintenance of an adequate level of liquidity and certify that pricing of deposits is in compliance with Section 337.6 of the FDIC Rules and Regulations (policies and procedures were developed previously and a written certification that deposit pricing complies with the requirements of Section 337.6 was provided to the FDIC and DFI on June 4, 2009);

•

Obtain an independent study of the Bank’s lending and credit functions to determine if additional personnel are necessary and develop and implement enhanced policies and procedures for the monitoring and reporting of certain types of loans by July 10, 2009 (the independent study was completed on June 15, 2009 and a related plan to implement its recommendations was approved by the Board of Directors on July 30, 2009; a plan and related amendments to the Bank’s lending policy designed to improve loan monitoring and other matters was approved by the Board of Directors on July 20, 2009 and a copy of these plans were furnished to the FDIC and DFI); and

•

Formulate and implement a written profit plan and multi-year strategic plan by August 9, 2009 (these plans were approved by the Board of Directors on August 7, 2009 and copies were furnished to the FDIC and DFI).

AMERICANWEST BANCORPORATION

Although management has undertaken actions to comply with all aspects of the Order, there is no assurance that full compliance will be achieved within the timeframes specified. As a result, the Bank could become subject to further restrictions and/or penalties.

As of December 31, 2008, due to the Company’s significant net loss from operations in 2008, deterioration in the credit quality of the loan portfolio, and the decline in the level of its regulatory capital to support operations, there was substantial doubt about the Company’s ability to continue as a going concern. The financial statements have been prepared assuming the Company will continue as a going concern.

On August 6, 2009, the FDIC provided the Bank with its Community Reinvestment Act (CRA) performance evaluation. The Bank’s CRA rating as determined by this evaluation was “satisfactory.”

Results of Operations

Overview

The Company reported a net loss of $10.5 million, or $0.61 per share, for the three months ended June 30, 2009 as compared to a net loss of $6.2 million, or $0.36 per share, for the same period in 2008. The Company reported a net loss of $25.1 million, or $1.46 per share, for the six months ended June 30, 2009 as compared to a net loss (excluding a $27.0 million goodwill impairment charge) of $10.8 million, or $0.63 per share, for the same period in 2008 and a net loss of $37.8 million, or $2.19 per share, inclusive of the goodwill impairment charge.

The negative return on average assets annualized, for the three months ended June 30, 2009 was 2.34% as compared to 1.18% for the three months ended June 30, 2008. The negative return on average assets for the six months ended June 30, 2009 was 2.76% as compared to 3.59% for the six months ended June 30, 2008. The negative return on average assets annualized, excluding the goodwill impairment charge, for the six months ended June 30, 2008 was 1.02%.

The Company recognized a provision for loan losses of $11.8 million, or 3.07% of average loans on an annualized basis, for the three months ended June 30, 2009, as compared to $16.4 million, or 3.68% of average loans annualized, for the three months ended June 30, 2008. For the quarter ended June 30, 2009, net charge-offs were $19.8 million, or 5.15% of average gross loans annualized, as compared to $11.7 million, or 2.63%, for the second quarter of 2008. The Company recognized a provision for loan losses of $25.5 million, or 3.26% of average loans on an annualized basis, for the six months ended June 30, 2009, as compared to $29.2 million, or 3.29% of average loans annualized, for the six months ended June 30, 2008. For the six months ended June 30, 2009, net charge-offs were $37.5 million, or 4.80% of average loans annualized, as compared to $22.7 million, or 2.56% of average loans annualized, for the same period of the prior year.

The table below summarizes the Company’s financial performance for the three and six months ended June 30, 2009 and 2008:

	Three Months Ended June 30,			Six Months Ended June 30,
($ in thousands except per share data)	2009	2008	% Change	2009	2008	% Change
Interest Income	$22,341	$30,739	-27%	$45,592	$64,409	-29%
Interest Expense	8,429	11,221	-25%	17,743	23,604	-25%

Net Interest Income	13,912	19,518	-29%	27,849	40,805	-32%
Loan Loss Provision	11,800	16,400	-28%	25,480	29,200	-13%

Net interest income after loan loss provision	2,112	3,118	-32%	2,369	11,605	-80%

Non-interest Income	6,996	5,105	37%	12,796	9,325	37%
Non-interest Expense	19,635	19,241	2%	40,227	65,024	-38%

Loss before income tax benefit	(10,527)	(11,018)	4%	(25,062)	(44,094)	43%
Income tax benefit	0	(4,806)	100%	0	(6,325)	100%

Net Loss	$(10,527)	$(6,212)	-69%	$(25,062)	$(37,769)	34%

Basic loss per common share	$(0.61)	$(0.36)	-69%	$(1.46)	$(2.19)	33%
Diluted loss per common share	$(0.61)	$(0.36)	-69%	$(1.46)	$(2.19)	33%

The selected financial ratios presented below in the non-GAAP column exclude the goodwill impairment charge of $27.0 million recognized during the six months ended June 30, 2008. The presentation does not conform to generally accepted accounting principles (GAAP) measures; however, management believes these ratios are useful as they represent a more meaningful comparison to the six months ended June 30, 2009.

AMERICANWEST BANCORPORATION

	Three Months Ended June 30,		Six Months Ended June 30,
Selected Financial Ratios, annualized:	2009	2008	2009	2008	2008
				Non-GAAP (1)	GAAP
Return on average assets	-2.34%	-1.18%	-2.76%	-1.02%	-3.59%
Return on average equity	-59.45%	-9.91%	-63.45%	-8.10%	-28.40%
Return on tangible average equity (2)	-106.11%	-18.43%	-105.19%	-15.79%	-55.39%
Efficiency ratio	90.49%	74.64%	95.45%	72.36%	126.22%
Non-interest income to average assets	1.55%	0.97%	1.41%	0.89%	0.89%
Non-interest expenses to average assets	4.36%	3.66%	4.43%	3.61%	6.18%
Net interest margin (2)	3.35%	4.19%	3.33%	4.41%	4.41%

(1)	Excludes goodwill impariment charge, when applicable.
(2)	Tangible equity divided by tangible assets.
(3)	Presented on a tax equivalent basis for tax exempt securities. Average loans include loans held for sale and non-accrual loans.

Net Interest Income

Three Months Ended June 30, 2009 and 2008

Net interest income for the second quarter of 2009 was $13.9 million, a decrease of $5.6 million from the second quarter of 2008. Interest income for the second quarter of 2009 was $22.3 million, a decrease of $8.4 million from the same period of the prior year. The decrease in interest income is related mainly to the decline in the yield on average earning assets of 123 basis points as well as a decline in average earning assets of $203.5 million. Interest expense for the second quarter of 2009 was $8.4 million, a decrease of $2.8 million from the similar period of the prior year. The decrease in interest expense from the first quarter of 2008 is a result of a decrease in the cost of funds of 61 basis points and a decrease in average interest bearing liabilities of $90.8 million.

The tax equivalent net interest margin for the second quarter of 2009 was 3.35%, a decrease of 84 basis points from the same period in 2008. This decrease was driven by the decline in yield on earning assets, offset in part by a reduction in the average cost of funds. The average yield on loans for the second quarter of 2009 was 5.62%, a decrease of 107 basis points from the same period in 2008, which drove the reduction in yield on interest earning assets down to 5.36%. The decrease in the average yield on loans is in part related to a decline in index rates for certain variable rate loans tied to Prime. The average prime rate (the base index for approximately 33% of the Company’s loan portfolio) for the second quarter of 2009 was 3.25% as compared to 5.09% for the same period of the prior year. In addition, the impact of non-accrual loans on the net interest margin for the three months ended June 30, 2009 was approximately 87 basis points.

The reduction in the Company’s cost of funds, inclusive of non-interest bearing demand deposits, to 1.98% in the second quarter of 2009 as compared to the same period in the prior year was a result of a reduction in the cost of interest bearing liabilities of 61 basis points offset in part by a reduction in average non-interest bearing demand deposits of $38.3 million, or 11.8%.

AMERICANWEST BANCORPORATION

The following table sets forth the Company’s net interest margin for the three months ended June 30, 2009 and 2008:

	Three months ended June 30,
	2009			2008
($ in thousands)	Average Balance	Interest	%	Average Balance	Interest	%
Assets
Loans (1)	$1,540,177	$21,588	5.62%	$1,791,902	$29,784	6.69%
Taxable securities	39,960	507	5.09%	52,572	655	5.01%
Non-taxable securities (2)	18,279	277	6.08%	20,517	313	6.14%
FHLB Stock	10,267	—	0.00%	9,212	42	1.83%
Overnight deposits with other banks and other	69,634	62	0.36%	7,603	51	2.70%

Total interest earning assets	1,678,317	22,434	5.36%	1,881,806	30,845	6.59%

Non-interest earning assets	126,367			229,959

Total assets	$1,804,684			$2,111,765

Liabilities
Interest bearing demand deposits	$153,608	$156	0.41%	$137,774	$183	0.53%
Savings and MMDA deposits	408,872	1,444	1.42%	530,890	2,508	1.90%
Time deposits	687,698	5,209	3.04%	601,158	5,939	3.97%

Total interest bearing deposits	1,250,178	6,809	2.18%	1,269,822	8,630	2.73%

Overnight borrowings	45,219	108	0.96%	30,194	191	2.54%
Junior subordinated debt	41,239	643	6.25%	41,239	655	6.39%
Other borrowings	83,825	869	4.16%	169,998	1,745	4.13%

Total interest bearing liabilities	1,420,461	8,429	2.38%	1,511,253	11,221	2.99%

Non-interest bearing demand deposits	285,888			324,142
Other non-interest bearing liabilities	27,311			24,347

Total liabilities	1,733,660			1,859,742
Stockholders’ Equity	71,024			252,023

Total liabilities and stockholders’ equity	$1,804,684			$2,111,765

Net interest income and spread		$14,005	2.98%		$19,624	3.60%

Net interest margin to average earning assets			3.35%			4.19%

(1)	Includes loans held for sale and non-accrual loans in average loans. Interest income includes loan fee income.
(2)	Tax-exempt securities income has been presented using a tax equivalent basis and an assumed tax rate of 34%.

AMERICANWEST BANCORPORATION

The following table sets forth a summary of changes in the components of net interest income during the quarter ended June 30, 2009, as compared to the quarter ended June 30, 2008, due to the changes in average interest earning assets and interest bearing liabilities and the resultant changes in interest income and interest expense:

	Three months ended June 30, 2009 compared to 2008
	Decrease in net interest income due to changes in:
($ in thousands)	Volume	Rate	Total
Interest earning assets:
Loans (1)	$(4,187)	$(4,009)	$(8,196)
Securities (2)	(196)	12	(184)
Overnight deposits with other banks, and other and FHLB stock	348	(379)	(31)

Total interest earning assets	$(4,035)	$(4,376)	$(8,411)

Interest bearing liabilities:
Interest bearing demand deposits	$21	$(48)	$(27)
Savings and MMDA deposits	(576)	(488)	(1,064)
Time deposits	854	(1,584)	(730)

Total interest bearing deposits	299	(2,120)	(1,821)
Overnight borrowings	95	(178)	(83)
Junior subordinated debt	—	(12)	(12)
Other borrowings	(885)	9	(876)

Total interest bearing liabilities	(491)	(2,301)	(2,792)

Total decrease in net interest income	$(3,544)	$(2,075)	$(5,619)

(1)	Includes loans held for sale and non-accrual loans in average loans. Interest income includes loan fee income.
(2)	Tax-exempt securities income has been presented using a tax equivalent basis and an assumed tax rate of 34%.

Net Interest Income

Six Months Ended June 30, 2009 and 2008

Net interest income for the first six months of 2009 was $27.8 million, a decrease of $13.0 million from the first six months of 2008. Interest income for the first six months of 2009 was $45.6 million, a decrease of $18.8 million from the same period of the prior year. The decrease in interest income is related mainly to the decline in the yield on earning assets of 150 basis points and a decline in average earning assets of $172.8 million. Interest expense for the first six months of 2009 was $17.7 million, a decrease of $5.9 million from the similar period of the prior year. The decrease in interest expense from the first six months of 2008 is a result of a decrease in the cost of funds of 67 basis points and a decrease in average interest bearing liabilities of $66.5 million.

The tax equivalent net interest margin for the first six months of 2009 was 3.33%, a decrease of 108 basis points from the same period in 2008. This decrease was driven by the decline in yield on earning assets, offset in part by a reduction in the cost of funds. The average yield on loans for the first six months of 2009 was 5.63%, a decrease of 142 basis points from the same period in 2008, which drove the reduction in yield on interest earning assets down to 5.44%. The decrease in the average yield on loans is due in part to the variable rate loans as discussed above. In addition, the impact of non-accrual loans on the net interest margin for the six months ended June 30, 2009 was approximately 74 basis points. Loan fees decreased the yield on loans by 12 basis points as compared to the same period of the prior year.

AMERICANWEST BANCORPORATION

The reduction in the Company’s cost of funds, inclusive of non-interest bearing demand deposits, to 2.08% in the first six months of 2009 as compared to the same period in the prior year was a result of a reduction in the cost of interest bearing liabilities of 67 basis points offset in part by a reduction in average non-interest bearing demand deposits of $35.7 million or 10.9%.

The following table sets forth the Company’s net interest margin for the six months ended June 30, 2009 and 2008:

	Six months ended June 30,
	2009			2008
($ in thousands)	Average Balance	Interest	%	Average Balance	Interest	%
Assets
Loans (1)	$1,576,979	$44,052	5.63%	$1,785,447	$62,568	7.05%
Taxable securities	42,760	1,068	5.04%	52,214	1,302	5.01%
Non-taxable securities (2)	18,690	568	6.13%	19,218	586	6.13%
FHLB Stock	9,928	—	0.00%	9,450	62	1.32%
Overnight deposits with other banks and other	50,414	97	0.39%	5,213	90	3.47%

Total interest earning assets	1,698,771	45,785	5.44%	1,871,542	64,608	6.94%

Non-interest earning assets	130,576			245,046

Total assets	$1,829,347			$2,116,588

Liabilities
Interest bearing demand deposits	$142,370	$288	0.41%	$138,046	$372	0.54%
Savings and MMDA deposits	417,544	3,212	1.55%	538,576	5,462	2.04%
Time deposits	676,098	10,866	3.24%	562,560	11,848	4.24%

Total interest bearing deposits	1,236,012	14,366	2.34%	1,239,182	17,682	2.87%

Overnight borrowings	69,595	322	0.93%	57,810	1,013	3.52%
Junior subordinated debt	41,239	1,284	6.28%	41,239	1,392	6.79%
Other borrowings	85,762	1,771	4.16%	160,834	3,517	4.40%

Total interest bearing liabilities	1,432,608	17,743	2.50%	1,499,065	23,604	3.17%

Non-interest bearing demand deposits	290,843			326,550
Other non-interest bearing liabilities	26,247			23,571

Total liabilities	1,749,698			1,849,186
Stockholders’ Equity	79,649			267,402

Total liabilities and stockholders’ equity	$1,829,347			$2,116,588

Net interest income and spread		$28,042	2.94%		$41,004	3.77%

Net interest margin to average earning assets			3.33%			4.41%

(1)	Includes loans held for sale and non-accrual loans in average loans. Interest income includes loan fee income.
(2)	Tax-exempt securities income has been presented using a tax equivalent basis and an assumed tax rate of 34%.

AMERICANWEST BANCORPORATION

The following table sets forth a summary of changes in the components of net interest income during the first six months of 2009, as compared to the first six months of 2008, due to the changes in average interest earning assets and interest bearing liabilities and the resultant changes in interest income and interest expense:

	Six months ended June 30, 2009 compared to 2008
	Decrease in net interest income due to changes in:
($ in thousands)	Volume	Rate	Total
Interest earning assets:
Loans (1)	$(7,268)	$(11,248)	$(18,516)
Securities (2)	(262)	10	(252)
Overnight deposits with other banks, and other and FHLB stock	470	(525)	(55)

Total interest earning assets	$(7,060)	$(11,763)	$(18,823)

Interest bearing liabilities:
Interest bearing demand deposits	$12	$(96)	$(84)
Savings and MMDA deposits	(1,221)	(1,029)	(2,250)
Time deposits	2,381	(3,363)	(982)

Total interest bearing deposits	1,172	(4,488)	(3,316)
Overnight borrowings	205	(896)	(691)
Junior subordinated debt	—	(108)	(108)
Other borrowings	(1,634)	(112)	(1,746)

Total interest bearing liabilities	(257)	(5,604)	(5,861)

Total decrease in net interest income	$(6,803)	$(6,159)	$(12,962)

(1)	Includes loans held for sale and non-accrual loans in average loans. Interest income includes loan fee income.
(2)	Tax-exempt securities income has been presented using a tax equivalent basis and an assumed tax rate of 34%.

Loan Loss Provision

During the three months ended June 30, 2009, the Company recognized a provision for loan losses of $11.8 million, or 3.07%, of average gross loans on an annualized basis. For the three months ended June 30, 2008, the Company recognized a provision for loan losses of $16.4 million, or 3.68%, of average gross loans on an annualized basis. During the six months ended June 30, 2009, the Company recognized a provision for loan losses of $25.5 million, or 3.26%, of average gross loans on an annualized basis. For the six months ended June 30, 2008, the Company recognized a provision for loan losses of $29.2 million, or 3.29%, of average gross loans on an annualized basis. For the three months ended June 30, 2009 and 2008, the annualized net charge-offs were 5.15% and 2.63% of average gross loans, respectively. For the six months ended June 30, 2009 and 2008, the annualized net charge-offs were 4.80% and 2.56% of average gross loans, respectively.

The provision is determined based on a model which considers, among other things, specific loan risk characteristics in the portfolio and internal loan risk rating classifications. Management regularly evaluates the adequacy of the level of the allowance for credit losses by considering changes in the nature of the loan portfolio, portfolio composition, overall portfolio quality, industry concentrations, delinquency trends, current economic factors, and the estimated impact of current economic conditions that may affect a borrower’s ability to pay. Management continually monitors the economic conditions of the markets in which it currently operates, which include mainly Eastern and Central Washington, Northern Idaho and Utah. Management also considers general economic conditions in the analysis. In its evaluation of impaired loans, management considers collateral values

AMERICANWEST BANCORPORATION

if the loan is collateral dependent and the discounted cash flows if the loan is not collateral dependent. Substantially all of the Company’s impaired loans are collateral dependent and it is the Company’s general practice to charge-off the difference between the carrying value and the market value of all impaired loans. The loan loss provision is a significant estimate and the use of different assumptions could produce different results.

Non-interest Income

Three Months Ended June 30, 2009 and 2008

Non-interest income for the three months ended June 30, 2009 was $7.0 million, as compared to $5.1 million for the same period of 2008, an increase of $1.9 million, or 37%. This increase consists of the following components:

•	Fees and service charges on deposits decreased $520 thousand, or 18%, largely due to lower transaction volumes and a reduction in overdraft fee income of $459 thousand.

•

Fees on mortgage loan sales increased $1.9 million, or 151%, largely due to internal efforts to market these services to the Bank’s customers, and to lower market interest rates which drive increased refinancing activity.

•

Other non-interest income increased $515 thousand, or 52%, due to an increase in foreclosed real estate gains on sales of $369 thousand and an excise tax refund from the state of Washington of $335 thousand received in connection with the amendment of prior years’ excise tax returns.

Six Months Ended June 30, 2009 and 2008

Non-interest income for the six months ended June 30, 2009 was $12.8 million, as compared to $9.3 million for the same period of 2008, an increase of $3.5 million, or 37%. This increase consists of the following components:

•	Fees and service charges on deposits decreased $865 thousand, or 16%, largely due to lower transaction volumes and a reduction in overdraft fee income which decreased $786 thousand.

•

Fees on mortgage loan sales increased $3.0 million, or 140%, largely due to internal efforts to market these services to the Bank’s customers and lower market interest rates which drive increased refinances. Originations have increased $114.6 million, or 108%, as compared to the same period of the prior year.

•

Other non-interest income increased $1.4 million, or 76%, due mainly to a one-time excise tax refund of $1.3 million net of the certain professional fees received in connection with the amendment of prior years’ excise tax returns.

Non-interest Expense

Three Months Ended June 30, 2009 and 2008

Non-interest expense for the three months ended June 30, 2009 totaled $19.6 million, as compared to $19.2 million for the same quarter of the prior year. The change consists of the following components:

•

Salaries and benefits decreased $1.3 million, or 13%, in the second quarter of 2009 as compared to the second quarter of 2008, as a result of cost saving initiatives that included a reduction in total staff of approximately 121 full-time equivalents from June 30, 2008.

•

FDIC deposit insurance assessments were $856 thousand in the second quarter of 2009 as compared to $312 thousand in the second quarter of 2008. The increase was a result of increased assessments rates. The second quarter of 2009 includes a reversing adjustment of $1.0 million related to over accruals of a special assessment from the first quarter of 2009 based upon the finalization of the assessment calculation.

•	Equipment and occupancy decreased $266 thousand, or 7%, related mainly to cost savings identified related to equipment.

•	Foreclosed real estate and other foreclosed assets expense increased $1.5 million, or 659%, due mainly to charge-downs of properties during the second quarter of 2009.

•

Other non-interest expense decreased $57 thousand, or 2%, largely due to cost savings, offset by an increase in professional fees associated with capital raising efforts and loan collection activities.

AMERICANWEST BANCORPORATION

Six Months Ended June 30, 2009 and 2008

Non-interest expense for the six months ended June 30, 2009 totaled $40.2 million, as compared to $38.0 million (excluding a goodwill impairment charge of $27.0 million) for the same period of the prior year. The change consists of the following components:

•

Salaries and benefits decreased $3.2 million, or 15%, in the first six months of 2009 as compared to the first six months of 2008, as a result of cost saving initiatives that included a reduction in total staff as discussed above.

•

FDIC assessments were $4.3 million in the first six months of 2009 as compared to $364 thousand in the first six months of 2008. The increase was a result of increased assessments rates and an accrual for a special assessment of 5 basis points of total assets less Tier I capital ($1.7 billion).

•	Foreclosed real estate and other foreclosed assets expense increased $1.8 million, or 594%, as compared to the prior year due mainly to charge-downs of $1.7 million.

•

Other non-interest expense increased $130 thousand, or 2%, largely due to an increase in professional fees associated with capital raising efforts and loan collection activities, offset by other cost savings.

Income Tax Benefit

As a result of the Company’s determination that future taxable income may not be available to absorb existing deferred tax assets, all tax benefits from operating losses in 2009 have been deferred and all deferred tax assets have been fully reserved. The Company did not recognize any tax benefit for operating losses incurred during the first six months of 2009. If the Company is successful in raising additional capital and achieving future operating profitability is probable, it is likely the valuation reserve for the deferred tax asset may be reversed, significantly enhancing the regulatory capital and corresponding ratios of both the Bank and the Company.

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

Appraisals prepared by third parties are periodically obtained on collateral dependent non-performing loans and foreclosed assets to evaluate the carrying value. The appraisals are reviewed by certified internal staff appraisers and discounted based on a standardized matrix as determined by the property type and the age of the appraisal. On loans or foreclosed assets that include multiple residential lots or units, a bulk appraisal is obtained on the entire project and evaluated. Valuation adjustments are recorded as they are identified and are determined based on the appraisal, less the discount from the standardized matrix and estimated selling costs. Substantially all impaired loans and foreclosed assets have had valuations in the past 6 months.

AMERICANWEST BANCORPORATION

The following table summarizes the non-performing assets at June 30, 2009, December 31, 2008 and June 30, 2008:

($ in thousands)	June 30, 2009	December 31, 2008	June 30, 2008
Non-accrual loans (1)	$122,246	$91,744	$69,632
Accruing loans over 90 days past due (1)	—	—	—

Total non-performing loans	122,246	91,744	69,632
Foreclosed real estate and other foreclosed assets	35,240	15,781	2,962

Total non-performing assets	$157,486	$107,525	$72,594

Restructured loans (2)	$2,938	$260	$250

Non-performing loans to total gross loans (1)	8.29%	5.65%	3.94%
Non-performing assets to total assets (1)	8.86%	5.74%	3.44%
Allowance for loan loss to total gross loans	2.22%	2.75%	1.80%
Allowance for credit losses to total gross loans	2.25%	2.79%	1.86%
Allowance for credit losses to non-performing loans (1)	27.13%	49.47%	47.31%

(1)	Amounts and ratios are shown net of government guarantees on non-performing loans of $1.7 million, $1.6 million, and $1.1 million, respectively.
(2)	Represents accruing restructured loans performing according to their restructured terms.

Total non-performing assets were $157.5 million, or 8.86%, of total assets at June 30, 2009 as compared to $107.5 million, or 5.74%, of total assets at December 31, 2008. Total non-performing loans as of June 30, 2009 were $122.2 million, or 8.29%, of total gross loans. Non-performing loans consisted of the following categories as of June 30, 2009 and December 31, 2008:

($ in thousands)	June 30, 2009	% of Non-performing	December 31, 2008	% of Non-performing
Construction, land development and other land	$83,139	68%	$73,729	80%
Commercial real estate	23,852	20%	11,097	12%
Commercial and industrial	6,938	6%	5,214	6%
Residential real estate	7,900	6%	1,156	1%
Agricultural	343	0%	516	1%
Installment and other	74	0%	32	0%

Total non-performing loans	$122,246	100%	$91,744	100%

The increase in non-performing commercial real estate loans of $12.8 million from December 31, 2008 is primarily related to the housing and automotive industries.

AMERICANWEST BANCORPORATION

The following is a summary of the activity of the non-performing loans during the six months ended June 30, 2009 and 2008:

($ in thousands)	2009	2008
Beginning Balance	$91,744	$39,098
Additions and other	114,206	68,208
Charge-offs	(38,172)	(23,289)
Paydowns and sales	(11,919)	(10,951)
Reclassified to foreclosed real estate and other foreclosed assets	(33,613)	(3,434)

Ending Balance	$122,246	$69,632

As of June 30, 2009, cumulative charge-offs totaling $46.9 million had been recognized on the non-performing loans shown in the above table, of which $25.4 million was recognized during the first six months of 2009. The cumulative charge-offs represent approximately 27% of the aggregate loan balance prior to recognition of the charge-offs.

At June 30, 2009 and December 31, 2008, the Company had approximately $69.8 million, or 4.7% of total loans, and $102.9 million, or 6.33% of total loans, respectively, that were not classified as non-performing that management considered to be potential problem loans. A loan is considered a potential problem loan if it has a well-defined weakness, based on known information about the borrower’s financial condition that causes management to have concerns about the borrower’s ability to comply with the repayment terms of the loan if the weakness is not corrected. Potential problem loans are classified as “substandard,” or risk grade 7 on the Company’s internal 9 grade risk rating scale, but are not included in non-performing loans. A substandard loan is placed on non-accrual status and included in non-performing loans when management determines, based on current information and events, that it is probable the borrower will be unable to repay both principal and interest in accordance with the original terms of the loan agreement. These classifications are subject to management’s judgment and management believes the classifications are appropriate at June 30, 2009. The decrease in potential problem loans from December 31, 2008 is primarily the result of deterioration to non-accrual status in the residential land development loan portfolio.

As of June 30, 2009, foreclosed real estate owned (OREO) and foreclosed property totaled $35.2 million as compared to $15.8 million at December 31, 2008 and $3.0 million at June 30, 2008. Upon obtaining title to a property, a transfer from loans to OREO is made for the estimated fair value of a property, net of estimated selling costs. In the event the net fair value of the property is less than the carrying value of the related loan, a loan charge-off is recorded at the time of transfer to OREO for the shortfall. In the case of the properties held as OREO as of June 30, 2009, aggregate charge-offs of $37.4 million were recorded prior to the transfer to OREO. This represented 51% of the loan balance prior to application of the charge-offs. Should the estimated fair value of a property decline based upon an updated appraisal or other evidence subsequent to its transfer into OREO and prior to sale to a third party, an adjustment is recorded through a charge to other operating expense (charge-down). Aggregate charge-downs of $1.5 million and $1.7 million were recognized during the three and six-month periods ended June 30, 2009. At the time an OREO property is sold to a third party, any gain or loss resulting from the sale transaction is recorded against other non-interest income. For the three and six month periods ended June 30, 2009, net gains on the sale of OREO of $428 thousand and $362 thousand were recognized.

AMERICANWEST BANCORPORATION

OREO at June 30, 2009 was comprised of 30 individual properties, the largest of which was a completed commercial office condominium complex with a carrying value of $8.3 million. The second largest property was a residential condominium complex with a carrying value of $5.3 million. The following table sets forth the OREO balances by type as of June 30, 2009:

	As of June 30, 2009
($ in thousands)	Amount	Number
Commercial	$12,734	2
Land development	11,451	13
Multi-family	9,424	9
Single family residential	1,631	6

Total	$35,240	30

As of June 30, 2009 the following table sets forth the OREO properties by state:

	As of June 30, 2009
($ in thousands)	Amount	Number
Utah	$21,055	23
Arizona	8,316	1
Idaho	4,785	4
Washington	1,084	2

Total	$35,240	30

The Company pursues an active liquidation strategy designed to condense holding periods and carrying costs associated with OREO. Marketing strategies commence during the foreclosure process, prior to ownership of the foreclosed asset. During the first six months of 2009, the Company liquidated 27 properties as compared to 5 properties in the first six months of 2008 and 30 properties for the full year 2008.

The following table sets forth the major components of the changes in OREO and foreclosed property during the first six months of 2009 and 2008:

	For the six months ended June 30,
	2009		2008
($ in thousands)	Amount	Number	Amount	Number
Beginning balance	$15,781	22	$1,230	4
Additions to OREO	33,613	35	3,434	11
Valuation adjustments	(1,650)	—	(146)	—
Disposition of OREO	(12,504)	(27)	(1,556)	(5)

Ending balance	$35,240	30	$2,962	10

Investment Portfolio

The Company’s investment portfolio decreased from $65.3 million at December 31, 2008 to $55.5 million at June 30, 2009 as a result of sales, maturities and pay-downs. No securities were purchased during the first six months of 2009. All securities are classified as available-for–sale and recorded at fair value. Management believes that this classification provides greater flexibility to respond to unexpected interest rate changes and liquidity needs. The Company did not hold any preferred securities issued by Fannie Mae or Freddie Mac as of June 30, 2009 or December 31, 2008.

Loan Portfolio

Total loans decreased $150.1 million during the six months ended June 30, 2009. The decrease includes a $112.9 million decrease in construction, land development and other land loans and a $44.8 million decrease in commercial and industrial loans. At June 30, 2009, the Bank’s largest 20 credit relationships consisted of loans and loan commitments ranging from $7.2 million to $21.9 million, with an aggregate total credit exposure of $207.8 million and outstanding balances of $177.1 million. Of this total $89.9 million is related to commercial construction or land acquisition and development related loans and $40.6 million of these loans were classified as non-performing.

AMERICANWEST BANCORPORATION

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

The major classifications of loans at June 30, 2009 and December 31, 2008 can be found in Note 3 to the Consolidated Financial Statements. The following table summarizes additional information related to the construction, land development and other land category at June 30, 2009 and December 31, 2008:

($ in thousands)	June 30, 2009	% of Total Loans	December 31, 2008	% of Total Loans
Residential land development	$117,539	8%	$173,065	11%
Investor commercial construction	68,322	5%	87,241	5%
Owner occupied commercial construction	25,638	2%	42,922	3%
Builder spec	18,033	1%	38,895	2%
Residential consumer	17,730	1%	31,223	2%
Raw land	11,884	1%	10,074	1%
Builder custom	302	0%	576	0%
Other	16,080	1%	4,385	0%

Total construction, land development and other land	$275,528	19%	$388,381	24%

The following table summarizes the outstanding unfunded commitments as of June 30, 2009:

($ in thousands)	June 30, 2009	December 31, 2008
Commercial and industrial	$78,904	$104,510
Commercial real estate	20,524	23,077
Residential real estate	43,200	54,484
Agricultural	43,105	59,297
Construction, land development and other land	26,398	61,858
Installment and other	9,169	7,667

Total	$221,300	$310,893

The following table summarizes the loan portfolio repricing as of June 30, 2009. The adjustable and variable rate loans are tied to Prime or another market index. Adjustable rate loans do not re-price immediately with market changes while variable rate loans adjust within three months or immediately with market index rate changes:

June 30, 2009
Adjustable Rates	36%
Variable Rates	33%
Fixed Rates	31%

AMERICANWEST BANCORPORATION

Allowance for Loan Losses and Reserve for Unfunded Commitments

At June 30, 2009, the Bank’s allowance for loan losses was $32.7 million, or 2.22%, of total loans. This compares to $44.7 million, or 2.75%, at December 31, 2008. The allowance for loan losses is increased by charges to income through the provision for loan losses, and decreased by charge-offs, net of recoveries. Loans are charged to the allowance when management believes the collection of principal is unlikely. At June 30, 2009 and December 31, 2008, the Bank’s reserve for unfunded commitments was $470 thousand and $660 thousand, respectively. The reserve for unfunded commitments is increased or decreased through charges through income included in other non-interest expense.

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

Management believes that the allowance for loan losses and reserve for unfunded commitments are adequate at June 30, 2009. Management uses currently available information to recognize losses on loans and foreclosed real estate and other foreclosed assets; however, depending on economic conditions in the markets the Company serves, and other conditions, there can be no assurance that significant additional loan loss provisions may not be necessary to supplement the allowance. In addition, the Bank’s regulators, as an integral part of their examination process, review the Bank’s loans and allowance for loan losses.

The following table summarizes the loan charge-offs by loan type for the three and six months ended June 30, 2009 and 2008:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2009	2008	2009	2008
Construction, land development and other land	$13,236	$10,888	$28,110	$20,917
Commercial and industrial	2,033	653	3,949	900
Commercial real estate	2,090	276	2,516	391
Residential real estate	2,051	167	2,583	200
Agricultural	572	100	572	608
Installment and other	247	117	442	273

Total	$20,229	$12,201	$38,172	$23,289

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

Total deposits declined by $52.3 million during the six months ended June 30, 2009, ending the period at $1.5 billion. Non-interest bearing demand deposits fell $37.5 million, or 12%, during the first six months of 2009 and certificates of deposits fell $29.1 million or 4%. NOW, Savings and money markets increased $14.3 million or 3%. Non-interest bearing deposits were 18.7% of total deposits as of June 30, 2009 as compared to 20.4% at December 31, 2008.

AMERICANWEST BANCORPORATION

Federal Home Loan Bank of Seattle (FHLB) advances and other borrowings decreased by $17.8 million during the six months ended June 30, 2009 to $125.1 million.

Liquidity and Capital Resources

For the six months ended June 30, 2009 and 2008, the net cash flows provided by operations were $10.9 million and $17.6 million, respectively. Additionally, the Company generated $103.4 million in net cash from investing activities primarily as loan balances decreased and used $70.1 million in net cash from financing activities for the six months ended June 30, 2009. The Company generated $25.3 million in net cash from financing activities and used $31.5 million in investing activities during the same period of the previous year.

The Bank’s primary source of funds is deposits. In addition, the Bank has the ability to borrow from the FHLB and the Federal Reserve Bank of San Francisco (FRB) Discount Window. At June 30, 2009, the Bank had $169.3 million of available credit from these sources as compared to $251.5 million at December 31, 2008. As of June 30, 2009, the Bank had pledged $531.0 million in loans and $45.2 million of securities as collateral for these borrowings. As of June 30, 2009 and December 31, 2008, the Bank did not have any Fed Funds lines agreements with correspondent banks.

The Parent Company received no cash dividends from the Bank during the three and six months ended June 30, 2009. Similarly, the Parent Company declared no cash dividends during the six months ended June 30, 2009, compared to the first six months of 2008 when a cash dividend of $0.04 per share was declared. The decision to suspend Parent Company cash dividends was made by the Board of Directors in accordance with the Company’s capital and dividend policy in March 2008. Subsequent to the decision to suspend payment of Parent Company cash dividends, the Company was advised by the FRB that prior approval would be required before paying any future Parent Company cash dividends.

In accordance with the provisions of the related indentures, the Company has notified the trustees of the Trusts each quarter since the third quarter of 2008 that the payment of interest on the junior subordinated debt will be deferred. The Company has the right to and expects to defer payment of interest for up to 20 consecutive quarters, although it will continue to accrue the cost and recognize the expense of the interest at the normal rate on a compounded basis until such time as the deferred arrearage has been paid current. This action will result in approximately $700 thousand of additional liquidity and capital being retained at the subsidiary bank level each quarter.

The Parent Company’s ability to service its debt is generally dependent upon the availability of dividends from the Bank. The payment of dividends by the Bank is subject to limitations imposed by law and governmental regulations. The Bank is currently prohibited by regulatory order from paying any dividends to the Company without prior regulatory approval.

The Company’s total stockholders’ equity decreased to $65.4 million at June 30, 2009 as compared to $89.8 million at December 31, 2008. This decrease is mainly related to the net loss for the first six months of 2009 of $25.1 million. The Company’s total stockholders’ equity to total assets ratio decreased to 3.68% as of June 30, 2009 from 4.79% as of December 31, 2008. As of June 30, 2009, the Company’s tangible stockholders’ equity to ending tangible assets ratio decreased to 1.98%, and $2.01, per share as compared to 3.12%, and $3.34 per share, at December 31, 2008. At June 30, 2009 and December 31, 2008, the Company held cash and cash equivalent assets of $111.2 million and $67.0 million, respectively.

AMERICANWEST BANCORPORATION

The Company’s and the Bank’s actual capital amounts and ratios as of June 30, 2009 are presented in the table below:

	Actual		Adequately Capitalized		Well Capitalized
($ in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2009:
Total capital to risk weighted assets:
Company	$94,768	5.66%	$133,878	8.00%	N/A	N/A
Bank	97,207	5.81%	133,750	8.00%	$167,188	10.00%

Tier I capital to risk weighted assets:
Company	55,228	3.30%	66,939	4.00%	N/A	N/A
Bank	76,157	4.56%	66,875	4.00%	100,313	6.00%

Leverage capital, Tier I capital to average assets:
Company	55,228	3.11%	70,952	4.00%	N/A	N/A
Bank	76,157	4.29%	70,939	4.00%	88,674	5.00%

Although the Bank’s leverage and Tier I capital ratios were at the “adequately capitalized” level at June 30, 2009, the Bank was considered to be “significantly undercapitalized” as of June 30, 2009 by virtue of the total risk-based capital ratio falling below 6.0% as prescribed the FDIC’s Prompt Corrective Action rules. As a result of this capital classification status, the Directive and the Order, the Bank is currently subject to restrictions on its operations, including restrictions on the payment of dividends, deposit interest rates and asset growth. In order to satisfy the capital requirement provision of the Order as of June 30, 2009, approximately $100 million of additional Tier 1 capital would have been required.

During November 2008, the Company submitted an application for approval to issue $57 million of preferred stock to the United States Department of the Treasury (Treasury) under the Troubled Asset Relief Program’s Capital Purchase Program (TARP-CPP). This application reflected the Company’s commitment to secure a significant private equity investment coincident with receipt of any capital infusion from the Treasury under TARP-CPP. On April 28, 2009, the Company submitted a letter to the FDIC, which serves as the primary regulator for the Bank, indicating its intention to withdraw its TARP-CPP application. The decision to withdraw the application was based upon a number of factors, including the expectation that the required private equity co-investment will not be consummated prior to the deadline for the processing of final TARP-CPP investments.

Although the Company is continuing its efforts to improve its and the Bank’s regulatory capital ratios through the issuance of new equity or qualifying debt securities (which would be contributed as common equity to the Bank) or the divestiture of selected assets (such as the sale of branches), there is no assurance that such efforts will ultimately be successful.

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

The changes to net interest income over the next twelve months given the assumptions in the model are presented in the table below as of June 30, 2009 and December 31, 2008 based on the rate changes evaluated at the time of the analysis.

AMERICANWEST BANCORPORATION

	Percentage Change in Net Interest Income over 12 Months
Rate Scenario	June 30, 2009		December 31, 2008
Rates increase 200 basis points	2.74%		3.96%
Rates increase 100 basis points	2.50%		1.94%
Rates decrease 100 basis points	N/A	(1)	N/A	(1)
Rates decrease 200 basis points	N/A	(1)	N/A	(1)
(1) Market rates in effect were less than 1.0% thus these downward rate simulation scenarios are not applicable.

Item 4. Controls and Procedures

During the six months ended June 30, 2009, there were no changes in the Company’s internal control over financial reporting that materially affected or are reasonably likely to materially affect internal control over financial reporting.

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

Item 1A.

There have been no material changes in the risk factors as presented in the Form 10-K for December 31, 2008.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company has a stock repurchase authorization for 250,000 common shares which was approved by the Board of Directors during 2006. This authorization does not have an expiration date. No shares were repurchased under this authorization during the six months ended June 30, 2009 or the year ended December 31, 2008.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

The Company conducted the annual meeting of shareholders on May 28, 2009. On April 15, 2009, the record date for the meeting, there were 17,213,288 shares of common stock outstanding. Holders of 14,238,889 shares (82.98%) were present at the meeting in person or by proxy. Two proposals were voted upon at the meeting.

Proposal 1. Election of seven directors to hold office until the next annual meeting of shareholders.

	For	Withhold
J. Frank Armijo	13,278,105	959,752
Kay C. Carnes	13,251,692	986,165
Craig D. Eerkes	12,747,169	1,490,688
H. Don Norton	13,194,852	1,043,005
Patrick J. Rusnak	13,266,178	971,679
Donald H. Swartz	12,760,787	1,477,050
P. Mike Taylor	12,807,676	1,430,181

Proposal 2. Ratification of Appointment of Moss Adams LLP as Independent Auditors for the year ended December 31, 2009.

For	Against	Abstain	Broker Non-Vote
13,585,535	546,407	106,947	—

Item 5. Other Information

There is no other information to report.

AMERICANWEST BANCORPORATION

Item 6. Exhibits

a. Exhibits. The exhibits filed as part of this report are as follows:

3.1	Amended and Restated Articles of Incorporation of AmericanWest (filed as Exhibit 3.1 to the Form 10-Q filed on August 11, 2008, and incorporated herein by this reference).

3.2	Amended and Restated Bylaws of AmericanWest Bancorporation (filed as Exhibit 3.2 to the Form 8-K filed on April 21, 2009, and incorporated herein by this reference).

10.1	Order to Cease and Desist dated May 11, 2009, issued by the Federal Deposit Insurance Corporation and Washington Department of Financial Institutions (filed as Exhibit 10.1 to the Form 10-Q filed on May 15, 2009 and incorporated herein by this reference).

10.2	Stipulation to Consent to an Order to Cease and Desist dated May 8, 2009, issued by the Federal Deposit Insurance Corporation and Washington Department of Financial Institutions (filed as Exhibit 10.2 to the Form 10-Q filed on May 15, 2009 and incorporated herein by this reference).

10.3	Amendment No. 4 to Employment Agreement by and between AmericanWest Bancorporation, AmericanWest Bank and B. Nicole Sherman dated effective April 15, 2009 (filed as Exhibit 10.1 to the Form 8-K filed on April 21, 2009, and incorporated herein by this reference).

31.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.+

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.+

+	Denotes items filed herewith.

AMERICANWEST BANCORPORATION

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized on August 14, 2009.

AMERICANWEST BANCORPORATION

/s/ Patrick J. Rusnak
Patrick J. Rusnak
President, Chief Executive Officer and Director

/s/ Shelly L. Krasselt
Principal Accounting Officer
Controller and Vice President