Form 10-Q
period 2009-09-30
AMERICANWEST BANCORPORATION
filed 2009-11-13
CIK 726990

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2009

or

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

Large Accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Number of Shares Outstanding
Common Stock	17,213,288 at November 12, 2009

AMERICANWEST BANCORPORATION

INDEX TO QUARTERLY REPORT ON FORM 10-Q

September 30, 2009

AMERICANWEST BANCORPORATION

CONSOLIDATED STATEMENTS OF CONDITION

(unaudited)

(in thousands)

	September 30, 2009	December 31, 2008
ASSETS
Cash and due from banks	$35,335	$40,927
Overnight interest bearing deposits with other banks	164,099	26,058

Cash and cash equivalents	199,434	66,985

Securities, available-for-sale at fair value	52,841	65,270

Loans, net of allowance for loan losses of $32,991 and $44,722, respectively	1,336,280	1,577,106

Loans, held for sale	15,335	12,265
Accrued interest receivable	7,615	8,193
FHLB stock	10,267	8,286
Premises and equipment, net	36,956	41,385
Foreclosed real estate and other foreclosed assets	56,286	15,781
Bank owned life insurance	30,958	30,193
Goodwill	—	18,852
Intangible assets	11,319	13,467
Other assets	6,140	16,840

TOTAL ASSETS	$1,763,431	$1,874,623

LIABILITIES
Non-interest bearing demand deposits	$291,683	$321,552
Interest bearing deposits:
NOW, savings account and money market accounts	593,926	559,666
Time, $100,000 and over	216,150	342,022
Other time	450,561	350,293

TOTAL DEPOSITS	1,552,320	1,573,533

Federal Home Loan Bank advances	109,100	139,668
Other borrowings and capital lease obligations	104	3,294
Junior subordinated debt	41,239	41,239
Accrued interest payable	6,775	7,677
Other liabilities	16,354	19,424

TOTAL LIABILITIES	1,725,892	1,784,835

STOCKHOLDERS’ EQUITY
Preferred stock, no par, shares authorized 5 million	—	—
Common stock, no par, shares authorized 50 million; 17,250 issued and 17,213 outstanding at September 30, 2009; 17,259 issued and 17,213 outstanding at December 31, 2008	253,426	253,450
Accumulated deficit	(217,219)	(163,764)
Accumulated other comprehensive income, net of tax	1,332	102

TOTAL STOCKHOLDERS’ EQUITY	37,539	89,788

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,763,431	$1,874,623

The accompanying notes are an integral part of these statements.

AMERICANWEST BANCORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Interest Income
Interest and fees on loans	$21,056	$28,149	$65,108	$90,717
Interest on securities	650	805	2,093	2,494
Other interest income	88	104	185	256

Total Interest Income	21,794	29,058	67,386	93,467

Interest Expense
Interest on deposits	5,995	8,562	20,361	26,244
Interest on borrowings	1,409	2,469	4,786	8,391

Total Interest Expense	7,404	11,031	25,147	34,635

Net Interest Income	14,390	18,027	42,239	58,832
Loan loss provision	9,000	27,650	34,480	56,850

Net Interest Income After Loan Loss Provision	5,390	(9,623)	7,759	1,982

Non-interest Income
Fees and service charges on deposits	2,468	2,899	7,003	8,299
Fees on mortgage loan sales, net	921	1,063	5,999	3,183
Other	1,289	1,306	4,472	3,111

Total Non-interest Income	4,678	5,268	17,474	14,593

Non-interest Expense
Salaries and employee benefits	8,088	9,906	25,844	30,838
Impairment of goodwill	18,852	82,000	18,852	109,000
FDIC assessment	1,762	312	6,093	676
Equipment expense	1,858	2,035	5,730	6,019
Occupancy expense, net	1,623	1,822	5,335	5,442
Foreclosed real estate and other foreclosed assets expense	2,427	73	4,482	369
Amortization of intangible assets	716	864	2,148	2,612
State business and occupation tax	155	266	495	858
Impairment of premises and securities	75	—	186	—
Other	2,905	4,010	9,523	10,498

Total Non-interest Expense	38,461	101,288	78,688	166,312

Loss Before Income Tax Benefit	(28,393)	(105,643)	(53,455)	(149,737)

Income Tax Benefit	—	(8,748)	—	(15,073)

Net Loss	$(28,393)	$(96,895)	$(53,455)	$(134,664)

Basic loss per common share	$(1.65)	$(5.63)	$(3.11)	$(7.82)
Diluted loss per common share	$(1.65)	$(5.63)	$(3.11)	$(7.82)
Basic weighted average shares outstanding	17,213	17,213	17,213	17,210
Diluted weighted average shares outstanding	17,213	17,213	17,213	17,210

The accompanying notes are an integral part of these statements.

AMERICANWEST BANCORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

($ in thousands)

	Nine Months Ended September 30,
	2009	2008
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES
Net Loss	$(53,455)	$(134,664)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provisions for loan losses, unfunded commitments and foreclosed real estate and other foreclosed assets	38,381	56,590
Depreciation and amortization	5,398	5,986
Compensatory stock options and restricted stock expense, net of forfeitures	(24)	253
Impairment of goodwill	18,852	109,000
Gain on sale of other premises and equipment, securities and foreclosed real estate and other foreclosed assets	(1,289)	(638)
Loss on impairment of premises	186	—
Stock dividends received	(79)	(77)
Originations of loans held for sale	(269,501)	(153,993)
Proceeds from loans sold	263,426	160,402
Fair value adjustments on mortgage loan activities	(143)	—
Changes in assets and liabilities:
Accrued interest receivable	578	1,495
Bank owned life insurance	(765)	(826)
Other assets	10,777	(13,230)
Accrued interest payable	(902)	1,196
Other liabilities	(3,262)	637

NET CASH PROVIDED BY OPERATING ACTIVITIES	8,178	32,131

CASH FLOWS PROVIDED BY/(USED IN) INVESTING ACTIVITIES
Securities available-for-sale:
Maturities, calls, sales and principal payments	23,831	21,566
Purchases	(9,891)	(22,484)
Purchases of Federal Home Loan Bank stock	(1,981)	(4,424)
Redemptions of Federal Home Loan Bank stock	—	2,215
Net decrease/(increase) in loans	149,825	(20,031)
Purchases of premises and equipment	(371)	(4,904)
Proceeds from sale of premises and equipment	2,174	3,575
Proceeds from sale of foreclosed real estate and other foreclosed assets	15,655	8,105

NET CASH PROVIDED BY/(USED IN) INVESTING ACTIVITIES	179,242	(16,382)

CASH FLOWS (USED IN)/PROVIDED BY FINANCING ACTIVITIES
Net (decrease)/increase in deposits	(21,213)	56,446
Proceeds from Federal Home Loan Bank advances	—	510,000
Repayments of Federal Home Loan Bank advances and other borrowing activity	(33,758)	(561,772)
Proceeds from issuances of common stock under equity incentive plans	—	57
Payment of cash dividend	—	(688)

NET CASH (USED IN)/PROVIDED BY FINANCING ACTIVITIES	(54,971)	4,043

NET CHANGE IN CASH AND CASH EQUIVALENTS	132,449	19,792

Cash and cash equivalents, beginning of year	66,985	47,089

Cash and cash equivalents, end of period	$199,434	$66,881

Supplemental Disclosures:
Cash paid during the period for:
Interest	$26,049	$33,439
Income taxes	$42	$105
Non-cash Investing and Financing Activities:
Foreclosed real estate acquired in settlement of loans	$59,526	$14,004

The accompanying notes are an integral part of these statements.

AMERICANWEST BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. Basis of Presentation

The foregoing unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Articles 8 and 9 of Regulation S-X as promulgated by the Securities and Exchange Commission. Accordingly, these financial statements do not include all of the disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes included in the annual report on Form 10-K for the year ended December 31, 2008. In the opinion of management, the unaudited interim consolidated financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair presentation of the results for the interim periods presented. The results of operations for the three and nine months ended September 30, 2009 are not necessarily indicative of the operating results for the full year. In preparing these financial statements, AmericanWest Bancorporation (Company) has evaluated events and transactions for potential recognition or disclosure through November 13, 2009, the date the financial statements were issued.

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published, and the reported amounts of revenues and expenses during the reporting period. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of the Company’s consolidated financial statements; accordingly, it is possible that the actual results could differ from these estimates and assumptions, which could have a material effect on the reported amounts in the Company’s consolidated financial position and results of operations. Material estimates that are particularly subject to significant changes in the near term relate to the determination of the allowance for loan losses, fair value of investment securities, the valuation of foreclosed real estate and other foreclosed assets, and the valuation of goodwill and other intangibles.

AMERICANWEST BANCORPORATION

NOTE 2. Securities

Debt and equity securities have been classified according to management’s intent to have them available-for-sale. The amortized cost of securities, their gross unrealized gains and losses, and their fair values at the respective dates are shown in the following table:

September 30, 2009 ($ in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Obligations of federal government agencies	$3,297	$157	$5	$3,449
Obligations of states, municipalities and political subdivisions	20,898	482	26	21,354
Mortgage-backed securities	26,314	725	8	27,031
Other securities	1,000	28	21	1,007

Total	$51,509	$1,392	$60	$52,841

December 31, 2008 ($ in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Obligations of federal government agencies	$5,597	$223	$6	$5,814
Obligations of states, municipalities and political subdivisions	21,845	168	562	21,451
Mortgage-backed securities	36,311	507	212	36,606
Other securities	1,415	—	16	1,399

Total	$65,168	$898	$796	$65,270

AMERICANWEST BANCORPORATION

The following table includes information on investment securities with unrealized losses at the respective dates.

	Less than 12 months		12 Months or Longer		Total
September 30, 2009 ($ in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of federal government agencies	$—	$—	$164	$5	$164	$5
Obligations of states, municipalities and political subdivisions	1,454	8	1,156	18	2,610	26
Mortgage-backed securities	—	—	872	8	872	8
Other securities	—	—	9	21	9	21

Total	$1,454	$8	$2,201	$52	$3,655	$60

	Less than 12 months		12 Months or Longer		Total
December 31, 2008 ($ in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of federal government agencies	$—	$—	$196	$6	$196	$6
Obligations of states, municipalities and political subdivisions	4,925	193	8,085	369	13,010	562
Mortgage-backed securities	11,210	212	—	—	11,210	212
Other securities	4	16	—	—	4	16

Total	$16,139	$421	$8,281	$375	$24,420	$796

Certain investment securities shown above have fair values less than amortized cost and therefore contain unrealized losses. At September 30, 2009, the Company evaluated these securities for other than temporary impairment and determined the decline in value was temporary and primarily related to the change in market interest rates since purchase. During the year ended December 31, 2008, the Company evaluated the securities shown above for other than temporary impairment and determined that one security was determined to be other than temporarily impaired at December 31, 2008. An impairment charge of $492 thousand was recognized in that year. The remaining securities were evaluated and the Company determined the decline in value was temporary and primarily related to the change in market interest rates since purchase. There were 13 and 35 investment securities with unrealized losses at September 30, 2009 and December 31, 2008, respectively. The Company anticipates full recovery of amortized cost with respect to these securities at maturity or sooner in the event of a more favorable market interest rate environment.

Taxable interest income on securities was $483 thousand and $580 thousand for the three months ended September 30, 2009 and 2008, respectively. Non-taxable interest income on securities was $141 thousand and $197 thousand for the three months ended September 30, 2009 and 2008, respectively. Dividend income on securities was $26 thousand and $28 thousand for the three months ended September 30, 2009 and 2008, respectively. During the three months ended September 30, 2009, total proceeds from sales of securities were $9.7 million and included gains of $229 thousand and losses of $48 thousand. During the three months ended September 30, 2008, total proceeds from sales of securities were $1.0 million and included gains of $11 thousand and no losses.

Taxable interest income on securities was $1.5 million and $1.8 million for the nine months ended September 30, 2009 and 2008, respectively. Non-taxable interest income on securities was $515 thousand and $584 thousand for the nine months ended September 30, 2009 and 2008, respectively. Dividend income on securities was $79 thousand and $77 thousand for the nine months ended September 30, 2009 and 2008, respectively. During the nine months ended September 30, 2009, total proceeds from sales of securities were $11.1 million and included gains of $236 thousand and losses of $48 thousand. During the nine months ended September 30, 2008, total proceeds from sales of securities were $1.0 million and included gains of $19 thousand and no losses.

Securities with an amortized cost of $35.0 million and $53.2 million at September 30, 2009 and December 31, 2008, respectively, were pledged for borrowings and other purposes required or permitted by law. The market value of these securities was $36.1 million and $53.2 million at September 30, 2009 and December 31, 2008, respectively.

AMERICANWEST BANCORPORATION

The amortized cost and fair value of securities by contractual scheduled maturity at September 30, 2009 were as follows:

($ in thousands)	Amortized Cost	Fair Value
Due in one year or less	$947	$952
Due from one to five years	6,110	6,308
Due from five to ten years	5,209	5,274
Due after ten years	11,929	12,269
Mortgage backed securities	26,314	27,031
Other nonmaturity securities	1,000	1,007

Total	$51,509	$52,841

Expected maturities will differ from contractual maturities as the issuers of certain debt securities have the right to call or prepay their obligations without penalties.

NOTE 3. Loans and Allowance for Loan Losses

Aggregate loan balances by category as of September 30, 2009 and December 31, 2008 were as follows:

($ in thousands)	September 30, 2009	% of Total	December 31, 2008	% of Total
Commercial real estate	$620,169	45%	$630,540	39%
Construction, land development and other land	229,420	17%	388,381	24%
Residential real estate	189,651	14%	200,047	12%
Agricultural	163,895	12%	160,944	10%
Commercial and industrial	147,548	11%	215,776	13%
Installment and other	20,402	1%	28,777	2%

Total loans	1,371,085	100%	1,624,465	100%

Allowance for loan losses	(32,991)		(44,722)
Deferred loan fees, net of deferred costs	(1,814)		(2,637)

Net loans	$1,336,280		$1,577,106

AMERICANWEST BANCORPORATION

The allowance for loan losses and reserve for unfunded commitments are maintained at levels considered adequate by management to provide for probable loan losses as of the Consolidated Statements of Condition reporting dates. The allowance for loan losses and reserve for unfunded commitments are based on management’s assessment of various factors affecting the loan portfolio, including problem loans, business conditions and loss experience, and an overall evaluation of the quality of the underlying collateral. Changes in the allowance for loan losses and the reserve for unfunded commitments during the three and nine months ended September 30, 2009 and 2008 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2009	2008	2009	2008
Allowance for loan losses:
Balance, beginning of period	$32,690	$31,768	$44,722	$25,258
Loan loss provision	9,000	27,650	34,480	56,850
Loans charged-off	(9,182)	(23,036)	(47,354)	(46,325)
Recoveries	483	191	1,143	790

Balance, end of period	$32,991	$36,573	$32,991	$36,573

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2009	2008	2009	2008
Reserve for Unfunded Commitments:
Balance, beginning of period	$470	$1,172	$660	$1,374
Unfunded commitments benefit	(68)	(204)	(258)	(406)

Balance, end of period	$402	$968	$402	$968

The unfunded commitments benefit is included in other non-interest expense within the Consolidated Statements of Operations and the reserve for unfunded commitments is included among other liabilities within the Consolidated Statements of Condition. The reductions in the reserve for unfunded commitments shown in the table above were attributable to decreases in the underlying amount of unfunded commitments. Additional information on unfunded commitments is provided under the Loan Portfolio section of this Report.

Impaired loan information as of September 30, 2009 and December 31, 2008 was as follows:

($ in thousands)	September 30, 2009	December 31, 2008
Impaired loans without a specific allowance for loan losses	$101,444	$88,110
Impaired loans with a specific allowance for loan losses	—	—

All of the Company’s impaired loans in the table above were also classified as non-accrual. Effective March 31, 2009, all non-performing loans were included as impaired loans in management’s analysis, whereas, in prior periods only loan relationships greater than $500,000 were included. The Company’s general practice of recognizing charge-offs for the specific impairment on loans resulted in charge-offs of $6.8 million and $26.3 million during the three and nine months ended September 30, 2009, respectively, related to the impaired loans in the table above. Charge-offs over the life of these loans total $30.1 million. There was $1.6 million of interest income recognized during the nine months ended September 30, 2009 on the impaired loans shown above. Had these loans been performing for the nine months ended September 30, 2009, an additional $3.8 million would have been recognized in interest income.

At September 30, 2009 and December 31, 2008 there were $452.8 million and $533.4 million, respectively, of loans pledged for borrowings and other purposes required or permitted by law.

AMERICANWEST BANCORPORATION

NOTE 4. Goodwill

During the quarter ended September 30, 2009, management performed its annual analysis to evaluate potential impairment of goodwill. The analysis is a two step test and involves significant assumptions and judgment. The first step, used to identify potential impairment, involves determining and comparing the fair value of the Company, including a control premium, with its carrying value, or stockholders’ equity. If the fair value of the Company exceeds its carrying value, goodwill is not impaired. If the carrying value exceeds the fair value, there is an indication of impairment and the second step is performed to determine the amount of the impairment, if any. The fair value determined in the first test was determined primarily based on the Company’s market capitalization plus a control premium and, to a lesser extent, based on multiples of comparable bank sale transactions. Based on the results of the first step, the Company concluded that the potential for goodwill impairment existed and, therefore, a second step was performed to determine if there was goodwill impairment and the amount of goodwill that might be impaired. The second step compared the fair value of the Company to the aggregate fair values of its individual assets, liabilities and identified intangibles. Based on the second step, management concluded the remaining carrying value of goodwill was impaired. Accordingly, a charge of $18.9 million was recognized in the Consolidated Statements of Operations for the three and nine months ended September 30, 2009.

During the quarter ended March 31, 2008, the Company evaluated goodwill for potential impairment based on the occurrence of a triggering event. Goodwill carried within the Company’s only reporting unit was determined to be impaired by $27.0 million. During the quarter ended September 30, 2008, in connection with its annual analysis to evaluate potential impairment of goodwill, management engaged an independent valuation firm to assist with the impairment valuation of the remaining carrying value of goodwill. At that time, goodwill was determined to be impaired by an additional $82.0 million.

At September 30, 2009, the Company had $11.3 million of core deposit intangible assets which were recorded in connection with various business combinations. Generally accepted accounting principles require that core deposit intangible assets be amortized to expense over their estimated useful lives. These intangibles were also evaluated as part of the annual 2009 and 2008 impairment analysis and there was no indication of impairment.

NOTE 5. Junior Subordinated Debt

As of September 30, 2009, the Company had four wholly-owned trusts (Trusts) that were formed to issue trust preferred securities and related common securities of the Trusts. The Trusts are summarized as follows:

($ in thousands) Trust Name	Issue Date	Outstanding Amount	Rate	Effective Rate	Next Call Date	Maturity Date
AmericanWest Statutory Trust I	September 2002	$10,310	Floating (1)	3.68%	December 2009	September 2032
Columbia Trust Statutory Trust I	June 2003	3,093	Floating (2)	3.38%	December 2009	June 2033
AmericanWest Capital Trust II	March 2006	7,217	6.76%(3)	6.76%	March 2011	March 2036
AmericanWest Capital Trust III	March 2007	20,619	6.53%(4)	6.53%	March 2012	June 2037

		$41,239

(1)	Rate based on LIBOR plus 3.40%, adjusted quarterly.
(2)	Rate based on LIBOR plus 3.10%, adjusted quarterly.
(3)	Rate fixed for 5 years from issuance, then adjusted quarterly thereafter based on LIBOR plus 1.50%.
(4)	Rate fixed for 5 years from issuance, then adjusted quarterly thereafter based on LIBOR plus 1.63%.

All of the common securities of the Trusts are owned by the Company. The Trusts issued their preferred securities to investors, and used the proceeds to purchase junior subordinated debt of the Company. The Company has fully and unconditionally guaranteed the trust preferred securities along with all obligations of the Trusts under the trust agreements. Interest income from the junior subordinated debt is the source of revenues for these Trusts. In accordance with generally accepted accounting standards the Trusts are not consolidated in the Company’s financial statements.

AMERICANWEST BANCORPORATION

In accordance with the provisions of the related indentures, the Company has notified the trustees of the Trusts each quarter since the third quarter of 2008 that the payment of interest on the junior subordinated debt will be deferred. The Company has the right to defer payment of interest for up to 20 consecutive quarters, although it will continue to accrue the cost and recognize the expense of the interest at the normal rate on a compounded basis until such time as the deferred arrearage has been paid current. As of September 30, 2009, interest totaling $3.4 million, which is included in accrued interest payable on the Consolidated Statements of Condition, was deferred and in arrears.

As of September 30, 2009, $12.1 million of the $40.0 million junior subordinated debt (excluding the common stock of the Trusts) qualified as Tier I capital, under the guidance issued by the Board of Governors of the Federal Reserve Bank of San Francisco (FRB), with a portion of the balance qualifying as Tier 2 capital. Effective April 11, 2005, the FRB adopted a rule that permits the inclusion of junior subordinated debt in Tier I capital, but with stricter quantitative limits. Under the FRB rule, after a five-year transition period originally set to end on March 31, 2009 but extended by two years in light of continued stress in financial markets, the aggregate amount of junior subordinated debt and certain other restricted core capital elements is limited to 25% of Tier I capital elements, net of goodwill. The amount of junior subordinated debt and certain other elements in excess of the limit could be included in Tier 2 capital, subject to restrictions. Of the currently issued junior subordinated debt, $12.1 million would qualify as Tier I capital if the new limitations were in effect at September 30, 2009. The new limitations go into effect as of March 31, 2011. There can be no assurance that the FRB will not further limit the amount of junior subordinated debt permitted to be included in Tier I capital for regulatory capital purposes.

NOTE 6. Comprehensive Loss

Total comprehensive loss, which includes the net loss and unrealized gains and losses on the Company’s available-for-sale securities, (net of tax, where applicable), was $27.9 million and $52.2 million for the three and nine months ended September 30, 2009, respectively. Total comprehensive loss for the three and nine months ended September 30, 2008 was $97.1 million and $135.4 million, respectively.

NOTE 7. Cash Dividends

Pursuant to the provisions of an Order to Cease and Desist issued by the Federal Deposit Insurance Corporation (FDIC) and Washington Department of Financial Institutions (DFI) effective May 11, 2009, AmericanWest Bank (Bank) is prohibited from paying any cash dividends without prior regulatory approval. Additionally, pursuant to the provisions of the Written Agreement with the FRB, the Company is prohibited from paying any cash dividends without prior regulatory approval. No cash dividend payments were declared or paid by the Company during the nine months ended September 30, 2009. During the nine months ended September 30, 2008, the Company paid cash dividends of $0.04 per share.

NOTE 8. Loss Per Share

The following is a reconciliation of the numerators and denominators for basic and diluted loss per share computations for the three and nine months ended September 30, 2009 and 2008:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share)	2009	2008	2009	2008
Numerator:
Net loss	$(28,393)	$(96,895)	$(53,455)	$(134,664)

Denominator:
Weighted average number of common shares outstanding	17,213	17,213	17,213	17,210

Basic loss per common share	$(1.65)	$(5.63)	$(3.11)	$(7.82)
Diluted loss per common share	$(1.65)	$(5.63)	$(3.11)	$(7.82)

Anti-dilutive stock options and awards not included in diluted loss per share	294	550	294	550

AMERICANWEST BANCORPORATION

NOTE 9. Stock-Based Compensation

The AmericanWest Bancorporation 2006 Equity Incentive Plan (Plan) provides for the issuance of incentive stock options, nonqualified stock options, restricted stock awards and unrestricted stock awards to key employees, officers and directors. The Plan was amended during 2008 to increase the number of authorized shares for issuance under all awards by 250,000 shares (plus any shares under the Company’s 2001 Stock Option Plan as to which options or other benefits granted and outstanding as of March 17, 2006 may lapse, expire, terminate or be canceled). The number of shares subject to stock options and restricted stock awards issued under the Plan as of September 30, 2009 was 663,220. The Board of Directors’ Compensation Committee administers the Plan. The maximum term of an incentive stock option granted under the Plan is ten years and the Plan will terminate on March 17, 2016.

Stock Options

Compensation expense related to stock options is summarized in the table below including the impact on net loss and diluted loss per share for the three and nine months ended September 30, 2009 and 2008:

	Three months ended September 30,		Nine months ended September 30,
($ in thousands)	2009	2008	2009	2008
Stock option compensation cost	$9	$53	$25	$163
Impact on net loss	$9	$36	$25	$114
Impact on diluted loss per share	$—	$—	$—	$0.01

The following table summarizes the stock option activity for the nine months ended September 30, 2009:

	Options	Weighted average exercise price
Outstanding at December 31, 2008	320,701	$13.38
Granted	—	—
Exercised	—	—
Forfeited	(63,186)	8.62

Outstanding at September 30, 2009	257,515	$14.55

Exercisable at September 30, 2009	188,233	$16.52

There were no options issued during the three or nine months ended September 30, 2009. There were no stock options issued during the three months ended September 30, 2008. The following table summarizes the weighted average assumptions for options issued for the nine months ended September 30, 2008:

Nine months ended September 30, 2008
Expected volatility	42.2%
Expected dividends	6.1%
Expected term	5.0 years
Risk free interest rate	3.4%

The weighted average fair value of options issued during the nine months ended September 30, 2008 was $0.71. Total unrecognized compensation cost at September 30, 2009 was $71 thousand, which will be recognized through 2013. The amortization of stock-based compensation reflects estimated forfeitures adjusted for actual forfeiture experience. Estimated forfeitures will be continually evaluated in subsequent periods and may change based on new facts and circumstances.

AMERICANWEST BANCORPORATION

The weighted average remaining term for outstanding and exercisable stock options at September 30, 2009 was 5.7 years and 4.9 years, respectively. The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the market price of the Company’s common stock as of the reporting date. Since none of the stock options outstanding and exercisable at September 30, 2009 had an exercise price lower than the market value of the Company’s common stock, these options had no aggregate intrinsic value as of that date. No stock options were exercised during the nine months ended September 30, 2009. The intrinsic value of stock options exercised during the nine months ended September 30, 2008 was $62 thousand.

Restricted Common Stock Awards

The Company has granted performance-based restricted common stock awards to certain executives and employees. Outstanding performance-based awards vest between January 2010 and August 2012 and are expensed as compensation over the period earned. Certain agreements require that the Company or the individual meet performance criteria and, for every year that the goal is not achieved, the award recipients forfeit 20% of their performance-based restricted common stock award. Awards are also forfeited if an employee’s employment with the Company or the Bank is terminated prior to vesting other than pursuant to a change in control.

The purpose of these awards has been to promote the long term interests of the Company and its shareholders by providing a financial incentive as a means for retaining certain key executives and employees. For the three months ended September 30, 2009 and 2008, compensation expense, pre-tax, related to these grants was $3 thousand and $19 thousand, respectively. For the nine months ended September 30, 2009 and 2008, compensation expense, pre-tax, related to these grants was a credit of $49 thousand and an expense of $90 thousand, respectively. Included in the compensation expense for the nine months ended September 30, 2009, was the reversal of $65 thousand of compensation expense related to the termination of an executive’s employment and the forfeiture of 5,000 shares of restricted common stock.

The following table summarizes both unvested performance restricted and unvested restricted common stock activity for the nine months ended September 30, 2009:

	Restricted Common Stock	Weighted average grant date fair value
Unvested as of December 31, 2008	45,390	$21.46
Granted	—	—
Vested	—	—
Forfeited	(9,090)	22.45

Unvested as of September 30, 2009	36,300	$21.22

NOTE 10. Fair Value Measurement

The Company has adopted generally accepted accounting standards which provide enhanced guidance for measuring assets and liabilities using fair value, and apply to situations where other standards require or permit assets or liabilities to be measured at fair value. The standards also require expanded disclosure of items that are measured at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings.

Valuation techniques are based upon observable and unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions. These two types of inputs create a fair value hierarchy. Level 1 includes quoted prices for identical instruments in active markets. Level 2 includes quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-derived valuations whose inputs are observable. Level 3 includes instruments whose significant value input assumptions are unobservable.

AMERICANWEST BANCORPORATION

The following table summarizes the Company’s financial instruments that were measured at fair value on a recurring basis at September 30, 2009:

		Fair Value Measurements Using
($ in thousands)	Fair Value	Level 1	Level 2	Level 3
Recurring assets (liabilities)
Securities available-for-sale	$52,841	$25,810	$27,031	$—
Rate lock commitments	$77	$—	$—	$77
Forward sales commitments	$(24)	$—	$—	$(24)

During the three and nine months ended September 30, 2009, the Company recorded a loss of $239 thousand and income of $144 thousand, respectively, related to the derivative loan commitments shown in the table above.

The following table summarizes the changes during the nine months ended September 30, 2009 for recurring assets (liabilities) measured using level 3:

($ in thousands)	Rate lock commitments	Forward sales commitments
December 31, 2008	$—	$(91)
Gains	77	67

September 30, 2009	$77	$(24)

Gains shown in the table above are included in fees on mortgage loan sales, net on the Consolidated Statements of Operations and included in the fair value adjustments on mortgage loan activities in the Consolidated Statements of Cash Flows.

Additionally, certain assets are measured at fair value on a non-recurring basis. Adjustments to fair value based on such non-recurring transactions generally result from the application of lower-of-cost-or-market accounting or write-downs of individual assets due to impairment. The following table summarizes the Company’s financial instruments that were measured at fair value on a non-recurring basis at September 30, 2009, and the total amount charged to operations resulting from fair value adjustments for the nine months ended September 30, 2009:

		Fair Value Measurements Using			Nine months ended September 30, 2009
($ in thousands)	Fair Value	Level 1	Level 2	Level 3	Total Loss
Non-Recurring
Impaired loans	$101,444	$—	$—	$101,444	$26,345
Foreclosed real estate and other foreclosed assets	$54,904	$—	$—	$54,904	$3,643
Goodwill	$—	$—	$—	$—	$18,852

Impaired loans included in the table above are collateral dependent and have been adjusted to fair value based on the estimated fair value of the underlying collateral, less estimated selling costs. If the Bank determines that the value of an impaired loan is less than the recorded investment in the loan, the carrying value is adjusted through a charge-off recorded through the allowance for loan losses. The Total Loss column shown above represents charge-offs related to the impaired loans recognized during the nine months ended September 30, 2009.

The foreclosed real estate and other foreclosed assets referenced in the table above have been adjusted to estimated fair value, less estimated selling costs. At the time of foreclosure, foreclosed assets are recorded at the lower of the carrying amount of the loan or the estimated fair value less estimated selling costs. Any write-downs based on the asset’s fair value at the date of acquisition are charged to the allowance for loan losses. After foreclosure, management periodically obtains updated valuations of the foreclosed assets and, if additional impairments are deemed necessary, the impairment is recorded in foreclosed real estate and other foreclosed assets expense on the Consolidated Statements of Operations. The Total Loss column shown above represents impairments charged to the Consolidated Statements of Operations during the nine months ended September 30, 2009.

AMERICANWEST BANCORPORATION

Goodwill included in the table above was evaluated as of September 30, 2009 for impairment as part of management’s annual analysis. Based on the estimated fair value the remaining carrying balance was deemed to be impaired, as further discussed in Note 3 to the Consolidated Financial Statements.

The following fair value table includes those financial instruments for which it is practical to estimate fair value. It does not include the value of premises and equipment and intangible assets such as customer relationships and core deposit intangibles. The table summarizes carrying amounts, estimated fair values, and assumptions used by the Company to estimate fair value as of September 30, 2009 and December 31, 2008:

As of September 30, 2009: ($ in thousands)	Assumptions Used in Estimating Fair Value	Carrying Amount	Estimated Fair Value
Financial Assets:
Cash and due from banks	Equal to carrying value	$35,335	$35,335
Overnight interest bearing deposits with other banks	Equal to carrying value	164,099	164,099
Securities	Quoted market prices for similar or identical instruments	52,841	52,841
Federal Home Loan Bank Stock	Par value	10,267	10,267
Loans, held for sale	Equal to carrying value	15,335	15,335
Loans	Fixed-rate loans at discounted expected future cash flows, and variable-rate loans equal to carrying value, net of allowance for loan losses and liquidity discount	1,336,280	1,296,005
Bank owned life insurance	Equal to carrying value	30,958	30,958
Mortgage loan derivative instruments, net	Equal to carrying value	53	53

Financial Liabilities:
Deposits	Fixed-rate certificate of deposits at discounted expected future cash flows and all other deposits equal to carrying value	1,552,320	1,560,800
Federal Home Loan Bank advances and other borrowings	Discounted expected future cash flows	109,204	110,795
Junior subordinated debentures	Discounted expected future cash flows	41,239	27,852

AMERICANWEST BANCORPORATION

As of December 31, 2008: ($ in thousands)	Assumptions Used in Estimating Fair Value	Carrying Amount	Estimated Fair Value
Financial Assets:
Cash and due from banks	Equal to carrying value	$40,927	$40,927
Overnight interest bearing deposits with other banks	Equal to carrying value	26,058	26,058
Securities	Quoted market prices	65,270	65,270
Federal Home Loan Bank Stock	Par value	8,286	8,286
Loans, held for sale	Equal to carrying value	12,265	12,265
Loans	Fixed-rate loans at discounted expected future cash flows, and variable-rate loans equal to carrying value, net of allowance for loan losses and liquidity discount	1,577,106	1,556,756
Bank owned life insurance	Equal to carrying value	30,193	30,193

Financial Liabilities:
Deposits	Fixed-rate certificate of deposits at discounted expected future cash flows and all other deposits equal to carrying value	1,573,533	1,583,125
Federal Home Loan Bank advances and other borrowings	Discounted expected future cash flows	142,962	145,465
Junior subordinated debentures	Discounted expected future cash flows	41,239	33,467
Mortgage loan derivative instruments, net	Equal to carrying value	91	91

NOTE 11. Derivatives

The Company may use derivatives to hedge the risk of changes in the fair values of interest rate lock commitments and residential mortgage loans held for sale. These derivatives are accounted for as free-standing derivatives, or economic hedges, with changes in the fair value of the derivatives reported in income. The Company primarily utilizes forward interest rate contracts in its derivative risk management strategy.

The Bank enters into forward delivery contracts to sell residential mortgage loans to investors at specific prices and dates in order to hedge the interest rate risk in its portfolio of mortgage loans held for sale and its residential mortgage loan commitments. Credit risk associated with forward contracts is limited to the replacement cost of those forward contracts in a gain position. There were no counterparty default losses on forward contracts in the three and nine months ended September 30, 2009. Market risk with respect to forward contracts arises principally from changes in the value of contractual positions due to changes in market interest rates. The Bank limits its exposure to market risk by monitoring differences between commitments to customers and forward contracts with investors. In the event the Company has forward delivery contract commitments in excess of available mortgage loans, the Company completes the transaction by either paying or receiving a fee to or from the investors equal to the increase or decrease in the market value of the forward contract. At September 30, 2009, the Bank had commitments to originate mortgage loans held for sale at pre-determined interest rates totaling $9.6 million and forward sales commitments of $4.7 million.

AMERICANWEST BANCORPORATION

The following table summarizes the types of derivatives, separately by assets and liabilities, their location on the Consolidated Statements of Condition, and the fair values of such derivatives as of September 30, 2009 and December 31, 2008:

($ in thousands) Underlying Risk Exposure	Description	Balance Sheet Location	September 30, 2009	December 31, 2008
Asset Derivatives
Interest rate contracts	Rate lock commitments	Other assets	$77	$—
Interest rate contracts	Forward sales commitments	Other assets	—	—

Total asset derivatives			$77	$—

Liability Derivatives
Interest rate contracts	Rate lock commitments	Other liabilities	$—	$—
Interest rate contracts	Forward sales commitments	Other liabilities	24	91

Total liability derivatives			$24	$91

The following table summarizes the types of derivatives, and the gains (losses) recorded during the three and nine months ended September 30, 2009 and 2008:

($ in thousands)		Three Months Ended September 30,		Nine Months Ended September 30,
Underlying Risk Exposure	Description	2009	2008	2009	2008
Interest rate contracts	Rate lock commitments	$89	$—	$77	$—
Interest rate contracts	Forward sales commitments	(328)	—	67	—

Total		$(239)	$—	$144	$—

NOTE 12. Federal Home Loan Bank of Seattle Stock (FHLB)

The Company’s investment in the Federal Home Loan Banks (FHLB) of Seattle as of September 30, 2009 and December 31, 2008 was $10.3 million and $8.3 million, respectively. FHLB stock is carried at par and does not have a readily determinable fair value. Ownership of FHLB stock is restricted to the FHLB and member institutions, and can only be purchased and redeemed at par.

Due to ongoing turmoil in the capital and mortgage markets, the FHLB of Seattle remains classified as “undercapitalized” largely as a result of write-downs on their private label mortgage-backed securities portfolios. However, as of September 30, 2009, the FHLB met all of its regulatory capital requirements, including its risk-based capital requirement. The FHLB has communicated that it believes the calculation of risk-based capital significantly overstates the market risk of the FHLB’s private-label mortgage-backed securities in the current market environment and that it has enough capital to cover the risks reflected in the FHLB’s balance sheet.

The Company’s determination of whether FHLB stock is impaired is based on the assessment of the ultimate recoverability of cost rather than by recognizing temporary declines in value. The determination of whether a decline affects the ultimate recoverability of cost is influenced by criteria such as (1) the significance of any decline in net assets of the FHLB as compared to the capital stock amount for the FHLB and the length of time this situation has persisted, (2) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB, (3) the impact of legislative and regulatory changes on financial institutions and, accordingly, the customer base of the FHLB, and (4) the liquidity position of the FHLB. The Company has determined there is not an other-than-temporary or permanent impairment of its FHLB stock investment as of September 30, 2009.

AMERICANWEST BANCORPORATION

NOTE 13. Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 141 (revised), Business Combinations. SFAS No. 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquired entity and the goodwill acquired in connection with an acquisition. Furthermore, acquisition-related and other costs will now be expensed rather than treated as cost components of the acquisition. SFAS No. 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. This standard applies prospectively to business combinations for which the acquisition date is on or after January 1, 2009. The adoption of SFAS No. 141R will increase the costs charged to operations for acquisitions consummated on or after January 1, 2009.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interest in Consolidated Financial Statements, an amendment to ARB No 51. SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The standard also requires additional disclosures that clearly identify and distinguish between the interest of the parent’s owners and the interest of the noncontrolling owners of the subsidiary. This standard was effective on January 1, 2009 for the Company, to be applied prospectively. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133. SFAS No. 161 expands the disclosure requirements in SFAS No. 133 about an entity’s derivative instruments and hedging activities. This includes enhanced disclosures regarding how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. Provisions of this standard are to be applied prospectively, and comparative disclosures for earlier periods are encouraged. The Company adopted the provisions of SFAS No. 161 for the year ended December 31, 2008, and the impact was not material to the consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FAS No. 162, which became the source of authoritative U.S. Generally Accepted Accounting Principles (GAAP) recognized by the Financial Accounting Standards Board. This standard is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of SFAS No. 168 did not have a material impact on the Company’s consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. Under SFAS No. 162, the U.S. GAAP hierarchy will now reside in the accounting literature established by the FASB. SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements in conformity with U.S. GAAP for nongovernmental entities. This standard is effective 60 days after the U.S. Securities and Exchange Commission approves the Public Company Accounting Oversight Board’s amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The adoption of SFAS No. 162 did not have a material impact on the Company’s consolidated financial statements.

In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. FSP EITF 03-6-1 concludes that nonvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are participating securities and shall be included in the computation of EPS pursuant to the two-class method. This FSP is effective for fiscal years beginning after December 15, 2008, to be applied retrospectively. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In October 2008, the FASB issued FSP No.157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active. FSP No.157-3 clarifies the application of SFAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. This FSP does not change existing generally

AMERICANWEST BANCORPORATION

accepted accounting principles. This FSP was effective immediately upon issuance, including prior periods for which financial statements had not been issued. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In January 2009, the FASB issued FSP EITF 99-20-1, Amendments to the Impairment Guidance of EITF Issue No.99-20. FSP EITF 99-20-1 addresses certain practice issues in EITF No.99-20, Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets, by making its other-than-temporary impairment assessment guidance consistent with SFAS No.115, Accounting for Certain Investments in Debt and Equity Securities. FSP EITF 99-20-1 removes the reference to the consideration of a market participant’s estimates of cash flows in EITF 99-20, and instead requires an assessment of whether it is probable, based on current information and events, that the holder of the security will be unable to collect all amounts due according to the contractual terms. If it is probable that there has been an adverse change in estimated cash flows, an other-than-temporary impairment is deemed to exist, and a corresponding loss shall be recognized in earnings equal to the entire difference between the investment’s carrying value and its fair value at the balance sheet date of the reporting period for which the assessment is made. This FSP became effective for interim and annual reporting periods ending after December 15, 2008, and is applied prospectively. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

On April 9, 2009, the FASB issued FSP FAS No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. FSP FAS No. 157-4 provides guidance to help an entity determine whether the market for an asset is not active and when a price for a transaction is not distressed. In this two-step model, an entity must first determine whether there are factors present that indicate that the market for the asset is not active at the measurement date. Second, an entity must evaluate whether a quoted price is representative of a transaction that is not orderly. If determined that a quoted price is distressed (not orderly), and thereby not representative of fair value under SFAS No. 157, the entity must make adjustments to the quoted price or utilize an alternative valuation technique (e.g. income approach or multiple valuation techniques) to determine fair value. Additionally, an entity must incorporate appropriate risk premium adjustments, reflective of an orderly transaction under current market conditions, due to uncertainty in cash flows. This FSP was effective for interim reporting periods ending after June 15, 2009. The adoption of this guidance did not have a material impact on the Company.

On April 9, 2009, the FASB issued FSP FAS No. 115-2 and FAS No. 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (OTTI), that changes the OTTI model for debt securities. Under previous guidance, an entity was required to assess whether it had the intent and ability to hold a security to recovery in determining whether an impairment of that security is other-than-temporary. If the security was deemed other-than-temporarily impaired, the investment was written-down to fair value through earnings. Under the new guidance, OTTI is triggered if an entity has the intent to sell the security, if it is more likely than not that it will be required to sell the security before recovery, or if the entity does not expect to recover the entire amortized cost basis of the security. If the entity intends to sell the security or if it is more likely than not that it will be required to sell the security before recovering its cost basis, the entire impairment loss would be recognized in earnings as an OTTI. If the entity does not intend to sell the security and it is not likely that the entity will be required to sell the security before recovering its cost basis, only the portion of the impairment loss representing credit losses would be recognized in earnings as an OTTI. The remaining impairment loss would be recognized as a charge to other comprehensive income (OCI). This FSP also results in a new category within OCI for the portion of the OTTI that is unrelated to credit losses for securities held to maturity. The impairment recognized in OCI would be amortized over the remaining life of the debt security prospectively based on the amount and timing of future estimated cash flows, unless there is an indication of additional credit losses. The amortization of the OTTI amount recorded in OCI will increase the carrying value of the investment, and would not affect earnings. Upon adoption of the FSP, the noncredit portion of previously recognized OTTI shall be reclassified to accumulated OCI by a cumulative-effect adjustment to the opening balance of retained earnings. This FSP was effective for interim reporting periods ending after June 15, 2009. The adoption of this guidance did not have a material impact on the Company.

AMERICANWEST BANCORPORATION

On April 9, 2009, the FASB issued FSP FAS No. 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. This FSP requires SFAS No. 107, Disclosures about Fair Value of Financial Instruments, disclosures in the notes of an entity’s interim financial statements for all financial instruments, whether or not recognized in the statement of financial position. This FSP was effective for interim reporting periods ending after June 15, 2009. The adoption of this guidance resulted in enhanced disclosures by the Company.

In August 2009, the FASB issued Accounting Standards Update (ASU) No. 2009-05 Fair Value Measurements and Disclosures (Topic 820), Measuring Liabilities at Fair Value. This provides guidance on measuring liabilities at fair value when a quoted price in an active market for the identical liability is not available. This guidance is effective for the period ended September 30, 2009 and did not materially impact the Company.

In September 2009, the FASB issued ASU No. 2009-12 Fair Value Measurements and Disclosures (Topic 820), Investments in Certain Entities that Calculate Net Asset Values per Share (or Its Equivalent). This applies to investments that are measured at a net asset value per share because the investment’s fair value is not readily available, reducing the required steps in measuring fair value, and increasing associated disclosures and is effective for periods ending after December 15, 2009. The adoption of this guidance is not expected to have a material impact on the Company.

AMERICANWEST BANCORPORATION

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain matters discussed in this Quarterly Report on Form 10-Q, including, but not limited to, matters described in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” include forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (PSLRA). Such forward-looking statements may include statements or forecasts about the Company’s financial condition and results of operations, expectations for future financial performance, and assumptions for those forecasts and expectations. The Company makes forward-looking statements about potential problem loans, cash flows, strategic initiatives, capital initiatives, and the adequacy of the allowance for loan losses. Actual results might differ significantly from the Company’s forecasts and expectations due to several factors. Some of these factors include, but are not limited to, impact of the current national and regional economy (including real estate values) on loan demand and borrower financial capacity in the Company’s market, changes in loan portfolio composition, the ability of the Company to comply with the FDIC’s Order to Cease and Desist and Federal Reserve Written Agreement, the Company’s ability to raise regulatory capital and the dilutive effect of capital raising, the Company’s access to liquidity sources, the Company’s ability to attract and retain quality customers, interest rate movements and the impact on net interest margins such movement may cause, changes in the demographic make-up of the Company’s market, the Company’s products and services, the Company’s ability to attract and retain qualified employees, regulatory changes, and competition with other banks and financial institutions. Other factors are included in the Annual Report on Form 10-K for the year ended December 31, 2008, filed with the US Securities and Exchange Commission (SEC) and available on the SEC’s website at www.sec.gov. Words such as “targets,” “expects,” “anticipates,” “believes,” and other similar expressions, and future or conditional verbs such as “will,” “may,” “should,” “would,” and “could,” are intended to identify such forward-looking statements. Readers should not place undue reliance on the forward-looking statements, which reflect management’s view only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect subsequent events or circumstances. This statement is included for the express purpose of protecting the Company under PSLRA’s safe harbor provisions.

The following discussion contains a review of the results of operations and financial condition for the three and nine months ended September 30, 2009 and 2008. This information should be read in conjunction with the financial statements and related notes appearing in this report. The reader is assumed to have access to the Company’s Form 10-K for the year ended December 31, 2008, which contains additional information.

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

The Company also has four wholly-owned statutory trust subsidiaries which were formed for the sole purpose of issuing trust preferred securities. These include AmericanWest Statutory Trust I, Columbia Trust Statutory Trust I, AmericanWest Capital Trust II and AmericanWest Capital Trust III (collectively Trusts). The investments in these Trusts are not consolidated within the consolidated financial statements in accordance with accounting guidance.

The Company’s stock trades on the NASDAQ Global Select market under the symbol AWBC. The discussion in this Quarterly Report of the Company and its financial statements reflects the Company’s acquisitions of Far West Bancorporation (FWBC) and its subsidiary on April 1, 2007 and Columbia Trust Bancorp and its subsidiaries on

AMERICANWEST BANCORPORATION

March 15, 2006. Both acquisitions were accounted for by the purchase method of accounting and the results of the Company’s operations prior to the respective acquisitions do not reflect the activities of Far West Bancorporation or Columbia Trust Bancorp.

As a result of an interim examination, effective August 8, 2008, the Bank was subject to a Supervisory Directive (Directive) of the Washington State Department of Financial Institutions, Division of Banks (DFI). The Directive required the Bank to provide periodic liquidity and credit quality reports, update the DFI regarding the status of liquidity planning and previously announced capital raising initiatives, notify the DFI on significant changes in management and financial condition, retain a permanent Chief Executive Officer, and seek prior written consent of the DFI before paying dividends. On September 17, 2009, the Company received written notification that the Directive was rescinded, because the Directive had been effectively replaced by the Order to Cease and Desist discussed below.

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

The Order reaffirms certain restrictions that were included in the Supervisory Directive, including restrictions on the payment of dividends and appointment of directors or senior executive officers without prior approval. Other material provisions of the Order require the Bank to:

•

Increase Tier 1 leverage ratio to 10.0% by September 8, 2009 and thereafter maintain such a level until such time as the Order is rescinded (although Management and its financial advisor are continuing aggressive efforts with respect to enhancing the Bank’s regulatory capital ratios through sale of new equity securities to private investors and divestiture of selected assets, this requirement was not achieved by the prescribed deadline);

•

Charge-off all assets classified as “loss” and 50% of loans classified as “doubtful” as of the most recent report of examination by June 10, 2009 (these actions were completed prior to June 30, 2009, with no additional material loss recognized);

•

Reduce the level of assets classified as “substandard” or “doubtful” noted in the most recent report of examination to 75% of capital by September 8, 2009 (as of September 30, 2009, the assets classified as “substandard” or “doubtful’ were reduced by $93.9 million since the Report of Examination, and the related ratio was 125%; this target was not achieved by the deadline); Develop a written asset disposition plan for all adversely classified assets of $1 million or more, and take other specified actions to strengthen the credit administration and collection processes by July 10, 2009 (an initial plan covering all such classified assets individually and any future loans meeting the requirements was approved by the Board of Directors on June 30, 2009 and a copy of that initial plan was furnished to the FDIC and DFI);

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

AMERICANWEST BANCORPORATION

Although management has undertaken actions to comply with all aspects of the Order, there is no assurance that full compliance will be achieved. As a result, the Bank could become subject to further restrictions and/or penalties.

On September 15, 2009, the Company entered into a Written Agreement with the Federal Reserve Bank of San Francisco (FRB). Under the terms of the Written Agreement, the Company cannot do any of the following without prior written approval of the FRB:

•	Declare or pay any dividends

•	Make any distributions of principal or interest on junior subordinated debentures

•	Incur, increase or guarantee any debt

•	Redeem any outstanding stock

The agreement also requires the Company to:

•	Submit a written capital plan that provides for sufficient capitalization of both the Parent and the Bank

•	Comply with FRB regulations governing affiliate transactions

•

Comply with notice and approval requirements of the FDI Act related to the appointment of directors and senior executive officers or change in the responsibility of any current senior executive officer

•	Comply with restrictions on paying or agreeing to pay certain indemnification and severance payments without prior written approval

•	Submit a quarterly progress report to the FRB

Substantially all of the requirements of the Written Agreement are similar to requirements imposed on the Company and the Bank pursuant to other regulatory orders and agreements, and the Company and the Bank have been operating in a manner consistent with those requirements. In addition, the Company took various actions on its own initiative, such as ceasing payment of dividends on its common stock and deferring distributions on subordinated debentures (trust preferred securities), before those actions were required by the regulators.

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

Results of Operations

Overview

The Company reported a net loss (excluding a $18.9 million goodwill impairment charge) of $9.5 million, or $0.55 per share, for the three months ended September 30, 2009 as compared to a net loss (excluding a $82.0 million goodwill impairment charge) of $14.9 million, or $0.87 per share, for the same period in 2008. The Company reported a net loss (excluding a $18.9 million goodwill impairment charge) of $34.6 million, or $2.01 per share, for the nine months ended September 30, 2009 as compared to a net loss (excluding a $109.0 million goodwill impairment charge) of $25.7 million, or $1.49 per share, for the same period in 2008. The net losses, inclusive of the goodwill impairment charges for the nine months ended September 30, 2009 and 2008, were $53.5 million and $134.7 million, respectively.

The negative return on average assets annualized, excluding the goodwill impairment charges, for the three months ended September 30, 2009 was 2.13% as compared to 2.84% for the three months ended September 30, 2008. The negative return on average assets, excluding the goodwill impairment charges, for the nine months ended September 30, 2009 was 2.55% as compared to 1.63% for the nine months ended September 30, 2008.

AMERICANWEST BANCORPORATION

The Company recognized a provision for loan losses of $9.0 million, or 2.48% of average loans on an annualized basis, for the three months ended September 30, 2009, as compared to $27.7 million, or 6.23% of average loans annualized, for the three months ended September 30, 2008. For the quarter ended September 30, 2009, net charge-offs were $8.7 million, or 2.40% of average gross loans annualized, as compared to $22.8 million, or 5.15%, for the third quarter of 2008. The Company recognized a provision for loan losses of $34.5 million, or 3.01%, of average loans on an annualized basis, for the nine months ended September 30, 2009, as compared to $56.9 million, or 4.27% of average loans annualized, for the nine months ended September 30, 2008. For the nine months ended September 30, 2009, net charge-offs were $46.2 million, or 4.04% of average loans annualized, as compared to $45.5 million, or 3.42% of average loans annualized, for the same period of the prior year.

The table below summarizes the Company’s financial performance for the three and nine months ended September 30, 2009 and 2008:

	Three Months Ended September 30,			Nine Months Ended September 30,
($ in thousands except per share data)	2009	2008	% Change	2009	2008	% Change
Interest Income	$21,794	$29,058	-25%	$67,386	$93,467	-28%
Interest Expense	7,404	11,031	-33%	25,147	34,635	-27%

Net Interest Income	14,390	18,027	-20%	42,239	58,832	-28%
Loan Loss Provision	9,000	27,650	-67%	34,480	56,850	-39%

Net interest income after loan loss provision	5,390	(9,623)	-156%	7,759	1,982	291%

Non-interest Income	4,678	5,268	-11%	17,474	14,593	20%
Non-interest Expense	38,461	101,288	-62%	78,688	166,312	-53%

Loss before income tax benefit	(28,393)	(105,643)	73%	(53,455)	(149,737)	64%
Income tax benefit	—	(8,748)	100%	—	(15,073)	100%

Net Loss	$(28,393)	$(96,895)	71%	$(53,455)	$(134,664)	60%

Basic loss per common share	$(1.65)	$(5.63)	71%	$(3.11)	$(7.82)	60%
Diluted loss per common share	$(1.65)	$(5.63)	71%	$(3.11)	$(7.82)	60%

AMERICANWEST BANCORPORATION

The selected financial ratios presented below in the non-GAAP column exclude the goodwill impairment charges of $18.9 million recognized in the three and nine months ended September 30, 2009, the $82.0 million recognized during the three months ended September 30, 2008, and the $109.0 million recognized during the nine months ended September 30, 2008. The presentation does not conform to accounting guidance; however, management believes these ratios are meaningful to investors in understanding the financial performance during the periods presented.

	Three Months Ended September 30,
Selected Financial Information:	2009	2009	2008	2008
($ in thousands except per share data, ratios are annualized)	GAAP	Non-GAAP (1)	GAAP	Non-GAAP (1)
Net loss	$(28,393)	$(9,541)	$(96,895)	$(14,895)
Diluted loss per common share	$(1.65)	$(0.55)	$(5.63)	$(0.87)
Return on average assets	-6.35%	-2.13%	-18.48%	-2.84%
Return on average equity	-175.40%	-58.94%	-159.24%	-24.48%
Return on tangible average equity (2)	-332.28%	-111.66%	-302.72%	-46.54%
Efficiency ratio	86.35%		78.79%
Non-interest income to average assets	1.05%		1.00%
Non-interest expenses to average assets	8.60%		19.32%
Net interest margin (3)	3.54%		3.89%

	Nine Months Ended September 30,
	2009	2009	2008	2008
	GAAP	Non-GAAP (1)	GAAP	Non-GAAP (1)
Net loss	$(53,455)	$(34,603)	$(134,664)	$(25,664)
Diluted loss per common share	$(3.11)	$(2.01)	$(7.82)	$(1.49)
Return on average assets	-3.95%	-2.55%	-8.54%	-1.63%
Return on average equity	-95.98%	-62.13%	-69.19%	-13.19%
Return on tangible average equity (2)	-165.07%	-106.86%	-133.62%	-25.47%
Efficiency ratio	89.10%		74.00%
Non-interest income to average assets	1.29%		0.93%
Non-interest expenses to average assets	5.81%		10.55%
Net interest margin (3)	3.40%		4.23%

(1)	Excludes goodwill impariment charge, when applicable.
(2)	Tangible equity divided by tangible assets.
(3)	Presented on a tax equivalent basis for tax exempt securities. Average loans include loans held for sale and non-accrual loans.

Net Interest Income

Three Months Ended September 30, 2009 and 2008

Net interest income for the third quarter of 2009 was $14.4 million, a decrease of $3.6 million from the third quarter of 2008. Interest income for the third quarter of 2009 was $21.8 million, a decrease of $7.3 million from the same period of the prior year. The decrease in interest income is related mainly to the decline in the average earning assets of $234.2 million as well as a decline in the yield on average earning assets of 90 basis points. Interest expense for the third quarter of 2009 was $7.4 million, a decrease of $3.6 million from the similar period of the prior year. The decrease in interest expense from the third quarter of 2008 is a result of a decrease in the cost of funds of 82 basis points and a decrease in average interest bearing liabilities of $104.3 million.

The tax equivalent net interest margin for the third quarter of 2009 was 3.54%, a decrease of 35 basis points from the same period in 2008. This decrease was driven by the decline in yield on earning assets, offset in part by a reduction in the average cost of funds. The average yield on loans for the third quarter of 2009 was 5.80%, a decrease of 54 basis points from the same period in 2008, which drove the yield on interest earning assets down to 5.36%. The decrease in the average yield on loans is in part related to a decline in index rates for certain variable rate loans tied to the prime rate. The average prime rate (the base index for approximately 31% of the

AMERICANWEST BANCORPORATION

Company’s loan portfolio) for the third quarter of 2009 was 3.25% as compared to 5.00% for the same period of the prior year. In addition, the impact of non-accrual loans on the net interest margin for the three months ended September 30, 2009 was approximately 54 basis points. The reduction in the Company’s cost of funds, inclusive of non-interest bearing demand deposits, to 1.74% in the third quarter of 2009 as compared to 2.41% the same period in the prior year, was a result of a reduction in the cost of interest bearing liabilities of 82 basis points offset in part by a reduction in average non-interest bearing demand deposits of $30.1 million, or 9.5%. The Company has made an effort to maintain on-balance sheet liquidity through federal funds sold for contingency planning which negatively impacted the net interest margin by 38 basis points during the three months ended September 30, 2009. The Company anticipates the loan portfolio will continue to decline over the next 12 months and, as a result, net interest income will continue to be negatively impacted as loans represent the largest and highest yielding category of earning assets.

The following table sets forth the Company’s net interest margin for the three months ended September 30, 2009 and 2008:

	Three months ended September 30,
	2009			2008
($ in thousands)	Average Balance	Interest	%	Average Balance	Interest	%
Assets
Loans (1)	$1,440,940	$21,056	5.80%	$1,765,229	$28,149	6.34%
Taxable securities	40,745	509	4.96%	48,739	608	4.96%
Non-taxable securities (2)	13,755	213	6.14%	19,728	298	6.01%
FHLB Stock	10,267	—	0.00%	9,671	35	1.44%
Overnight deposits with other banks and other	113,394	88	0.31%	9,896	69	2.77%

Total interest earning assets	1,619,101	21,866	5.36%	1,853,263	29,159	6.26%

Non-interest earning assets	156,225			232,148

Total assets	$1,775,326			$2,085,411

Liabilities
Interest bearing demand deposits	$181,837	$203	0.44%	$134,861	$175	0.52%
Savings and MMDA deposits	392,484	1,262	1.28%	478,295	2,331	1.94%
Time deposits	667,880	4,530	2.69%	646,773	6,056	3.73%

Total interest bearing deposits	1,242,201	5,995	1.91%	1,259,929	8,562	2.70%

Overnight borrowings	46,126	96	0.83%	76,570	508	2.64%
Junior subordinated debt	41,239	633	6.09%	41,239	670	6.46%
Other borrowings	68,530	680	3.94%	124,706	1,291	4.12%

Total interest bearing liabilities	1,398,096	7,404	2.10%	1,502,444	11,031	2.92%

Non-interest bearing demand deposits	287,000			317,098
Other non-interest bearing liabilities	26,008			23,803

Total liabilities	1,711,104			1,843,345
Stockholders’ Equity	64,222			242,066

Total liabilities and stockholders’ equity	$1,775,326			$2,085,411

Net interest income and spread		$14,462	3.26%		$18,128	3.34%

Net interest margin to average earning assets			3.54%			3.89%

(1)	Includes loans held for sale and non-accrual loans in average loans. Interest income includes loan fee income.
(2)	Tax-exempt securities income has been presented using a tax equivalent basis and an assumed tax rate of 34%.

AMERICANWEST BANCORPORATION

The following table sets forth a summary of changes in the components of net interest income during the quarter ended September 30, 2009, as compared to the quarter ended September 30, 2008, due to the changes in average interest earning assets and interest bearing liabilities and the resultant changes in interest income and interest expense:

	Three months ended September 30, 2009 compared to 2008
($ in thousands)	Decrease in net interest income due to changes in:
	Volume	Rate	Total
Interest earning assets
Loans (1)	$(5,112)	$(1,981)	$(7,093)
Securities (2)	(182)	(2)	(184)
Overnight deposits with other banks, and other and FHLB stock	546	(562)	(16)

Total interest earning assets	$(4,748)	$(2,545)	$(7,293)

Interest bearing liabilities
Interest bearing demand deposits	$61	$(33)	$28
Savings and MMDA deposits	(414)	(655)	(1,069)
Time deposits	196	(1,722)	(1,526)

Total interest bearing deposits	(157)	(2,410)	(2,567)
Overnight borrowings	(200)	(212)	(412)
Junior subordinated debt	—	(37)	(37)
Other borrowings	(575)	(36)	(611)

Total interest bearing liabilities	(932)	(2,695)	(3,627)

Total decrease in net interest income	$(3,816)	$150	$(3,666)

(1)	Includes loans held for sale and non-accrual loans in average loans. Interest income includes loan fee income.
(2)	Tax-exempt securities income has been presented using a tax equivalent basis and an assumed tax rate of 34%.

Net Interest Income

Nine Months Ended September 30, 2009 and 2008

Net interest income for the first nine months of 2009 was $42.2 million, a decrease of $16.6 million from the first nine months of 2008. Interest income for the first nine months of 2009 was $67.4 million, a decrease of $26.1 million from the same period of the prior year. The decrease in interest income is related mainly to the decline in the yield on earning assets of 130 basis points and a decline in average earning assets of $193.4 million. Interest expense for the first nine months of 2009 was $25.1 million, a decrease of $9.5 million from the similar period of the prior year. The decrease in interest expense from the first nine months of 2008 is a result of a decrease in the cost of interest bearing liabilities of 71 basis points and a decrease in average interest bearing liabilities of $79.2 million.

The tax equivalent net interest margin for the first nine months of 2009 was 3.40%, a decrease of 83 basis points from the same period in 2008. This decrease was driven by the decline in yield on earning assets, offset in part by a reduction in the cost of funds. The average yield on loans for the first nine months of 2009 was 5.69%, a decrease of 112 basis points from the same period in 2008. The yield on interest earning assets declined to 5.41% as compared to 6.71% for the same period in 2008. The decrease in the average yield on loans is due in part to the variable rate loans as discussed above. In addition, the impact of non-accrual loans on the net interest margin for the nine months ended September 30, 2009 was approximately 67 basis points. The yield on loans declined by 9 basis points due to decreasing loan fees as compared to the same period of the prior year. The

AMERICANWEST BANCORPORATION

reduction in the Company’s cost of interest bearing liabilities, inclusive of non-interest bearing demand deposits, by 57 basis points in the first nine months of 2009 as compared to the same period in the prior year was a result of a reduction in the cost of interest bearing liabilities of 71 basis points offset in part by a reduction in average non-interest bearing demand deposits of $33.1 million or 10.2%. The Company has made an effort to maintain on-balance sheet liquidity through federal funds sold for contingency planning which negatively impacted the net interest margin by 8 basis points during the nine months ended September 30, 2009.

The following table sets forth the Company’s net interest margin for the nine months ended September 30, 2009 and 2008:

	Nine months ended September 30,
	2009			2008
($ in thousands)	Average Balance	Interest	%	Average Balance	Interest	%
Assets
Loans (1)	$1,531,133	$65,108	5.69%	$1,778,661	$90,717	6.81%
Taxable securities	42,080	1,577	5.01%	51,045	1,910	5.00%
Non-taxable securities (2)	17,027	781	6.13%	19,389	884	6.09%
FHLB Stock	10,042	—	0.00%	9,525	97	1.36%
Overnight deposits with other banks and other	71,670	185	0.35%	6,730	159	3.16%

Total interest earning assets	1,671,952	67,651	5.41%	1,865,350	93,767	6.71%

Non-interest earning assets	139,205			241,075

Total assets	$1,811,157			$2,106,425

Liabilities
Interest bearing demand deposits	$155,670	$491	0.42%	$136,977	$547	0.53%
Savings and MMDA deposits	409,099	4,474	1.46%	518,336	7,793	2.01%
Time deposits	673,329	15,396	3.06%	590,836	17,904	4.05%

Total interest bearing deposits	1,238,098	20,361	2.20%	1,246,149	26,244	2.81%

Overnight borrowings	61,686	418	0.91%	64,109	1,521	3.17%
Junior subordinated debt	41,239	1,916	6.21%	41,239	2,061	6.68%
Other borrowings	79,955	2,452	4.10%	148,704	4,809	4.32%

Total interest bearing liabilities	1,420,978	25,147	2.37%	1,500,201	34,635	3.08%

Non-interest bearing demand deposits	289,548			322,603
Other non-interest bearing liabilities	26,166			23,648

Total liabilities	1,736,692			1,846,452
Stockholders’ Equity	74,465			259,973

Total liabilities and stockholders’ equity	$1,811,157			$2,106,425

Net interest income and spread		$42,504	3.04%		$59,132	3.63%

Net interest margin to average earning assets			3.40%			4.23%

(1)	Includes loans held for sale and non-accrual loans in average loans. Interest income includes loan fee income.
(2)	Tax-exempt securities income has been presented using a tax equivalent basis and an assumed tax rate of 34%.

AMERICANWEST BANCORPORATION

The following table sets forth a summary of changes in the components of net interest income during the first nine months of 2009, as compared to the first nine months of 2008, due to the changes in average interest earning assets and interest bearing liabilities and the resultant changes in interest income and interest expense:

	Nine months ended September 30, 2009 compared to 2008
($ in thousands)	Decrease in net interest income due to changes in:
	Volume	Rate	Total
Interest earning assets
Loans (1)	$(12,608)	$(13,001)	$(25,609)
Securities (2)	(448)	12	(436)
Overnight deposits with other banks, and other and FHLB stock	1,027	(1,098)	(71)

Total interest earning assets	$(12,029)	$(14,087)	$(26,116)

Interest bearing liabilities
Interest bearing demand deposits	$75	$(131)	$(56)
Savings and MMDA deposits	(1,642)	(1,677)	(3,319)
Time deposits	2,500	(5,008)	(2,508)

Total interest bearing deposits	933	(6,816)	(5,883)
Overnight borrowings	(57)	(1,046)	(1,103)
Junior subordinated debt	—	(145)	(145)
Other borrowings	(2,223)	(134)	(2,357)

Total interest bearing liabilities	(1,347)	(8,141)	(9,488)

Total decrease in net interest income	$(10,682)	$(5,946)	$(16,628)

(1)	Includes loans held for sale and non-accrual loans in average loans. Interest income includes loan fee income.
(2)	Tax-exempt securities income has been presented using a tax equivalent basis and an assumed tax rate of 34%.

Loan Loss Provision

During the three months ended September 30, 2009, the Company recognized a provision for loan losses of $9.0 million, or 2.48%, of average gross loans on an annualized basis. For the three months ended September 30, 2008, the Company recognized a provision for loan losses of $27.7 million, or 6.23%, of average gross loans on an annualized basis. During the nine months ended September 30, 2009, the Company recognized a provision for loan losses of $34.5 million, or 3.01%, of average gross loans on an annualized basis. For the nine months ended September 30, 2008, the Company recognized a provision for loan losses of $56.9 million, or 4.27%, of average gross loans on an annualized basis. For the three months ended September 30, 2009 and 2008, the annualized net charge-offs were 2.40% and 5.15% of average gross loans, respectively. For the nine months ended September 30, 2009 and 2008, the annualized net charge-offs were 4.04% and 3.42% of average gross loans, respectively.

The provision is determined based on a model which considers, among other things, specific loan risk characteristics in the portfolio and internal loan risk rating classifications. Management regularly evaluates the adequacy of the level of the allowance for loan losses by considering changes in the nature of the loan portfolio, portfolio composition, overall portfolio quality, industry concentrations, delinquency trends, current economic factors, and the estimated impact of current economic conditions that may affect a borrower’s ability to pay. Management continually monitors the economic conditions of the markets in which it currently operates, which include mainly Eastern and Central Washington, Northern Idaho and Utah. Management also considers general

AMERICANWEST BANCORPORATION

economic conditions in the analysis. In its evaluation of impaired loans, management considers collateral values if the loan is collateral dependent and discounted cash flows if the loan is not collateral dependent. Substantially all of the Company’s impaired loans are collateral dependent and it is the Company’s general practice to charge-off the difference between the carrying value and the market value of all impaired loans. The loan loss provision is a significant estimate and the use of different assumptions could produce different results.

Non-interest Income

Three Months Ended September 30, 2009 and 2008

Non-interest income for the three months ended September 30, 2009 was $4.7 million, as compared to $5.3 million for the same period of 2008, a decrease of $590 thousand, or 11%. This decrease consists of the following components:

•	Fees and service charges on deposits decreased $431 thousand, or 15%, largely due to lower transaction volumes and a reduction in overdraft fee income of $406 thousand.

•	Fees on mortgage loan sales decreased $142 thousand, or 13% largely due to a decline in the volume of loans sold in the secondary market as compared to the same period of the prior year.

•

Other non-interest income was substantially unchanged. Other non-interest income recognized during the third quarter of 2009 included a gain recorded on a merchant bankcard portfolio sold during a prior period of $435 thousand and an increase in net securities gains of $170 thousand. Offsetting these increases were a reduction in net foreclosed asset gains of $406 thousand and $110 thousand of income related to a sold bankcard portfolio in the prior year.

Nine Months Ended September 30, 2009 and 2008

Non-interest income for the nine months ended September 30, 2009 was $17.5 million, as compared to $14.6 million for the same period of 2008, an increase of $2.9 million, or 20%. This increase consists of the following components:

•	Fees and service charges on deposits decreased $1.3 million, or 16%, largely due to lower transaction volumes and a reduction in overdraft fee income which decreased $1.2 million.

•

Fees on mortgage loan sales increased $2.8 million, or 88%, largely due to internal efforts to market these services to the Bank’s customers and lower market interest rates which drove increased refinance activity. Originations increased $115.5 million, or 75%, as compared to the same period of the prior year.

•

Other non-interest income increased $1.4 million, or 44%, due mainly to a one-time excise tax refund of $1.3 million, net of the certain professional fees received in connection with the amendment of prior years’ excise tax returns, and the merchant bankcard gain discussed above.

Non-interest Expense

Three Months Ended September 30, 2009 and 2008

Non-interest expense for the three months ended September 30, 2009 totaled $19.6 million (excluding a goodwill impairment charge of $18.9 million), as compared to $19.3 million (excluding a goodwill impairment charge of $82.0 million) for the same quarter of the prior year. The change consists of the following components:

•

Salaries and benefits decreased $1.8 million, or 18%, in the third quarter of 2009 as compared to the third quarter of 2008, as a result of cost saving initiatives that included a reduction in total staff of approximately 115 full-time equivalents from September 30, 2008.

•	FDIC deposit insurance assessments were $1.8 million in the third quarter of 2009 as compared to $312 thousand in the third quarter of 2008. The increase was a result of increased assessments rates.

•	Equipment and occupancy expense decreased $376 thousand, or 10%, related mainly to cost savings associated with sales of buildings which occurred over the last year.

•	Foreclosed real estate and other foreclosed assets expense increased $2.4 million due mainly to charge-downs of properties during the third quarter of 2009 of $2.0 million.

AMERICANWEST BANCORPORATION

•	Other non-interest expense decreased $1.1 million, or 28%, largely due to decreases in professional fees, legal costs and other cost savings initiatives.

Nine Months Ended September 30, 2009 and 2008

Non-interest expense for the nine months ended September 30, 2009 totaled $59.8 million (excluding a goodwill impairment charge of $18.9 million), as compared to $57.3 million (excluding a goodwill impairment charge of $109.0 million) for the same period of the prior year. The change consists of the following components:

•

Salaries and benefits decreased $5.0 million, or 16%, in the first nine months of 2009 as compared to the first nine months of 2008, as a result of cost saving initiatives that included a reduction in total staff as discussed above.

•

FDIC assessments were $6.1 million in the first nine months of 2009 as compared to $676 thousand in the first nine months of 2008. The increase was a result of increased assessments rates and a special assessment of $850 thousand.

•	Foreclosed real estate and other foreclosed assets expense increased $4.1 million as compared to the prior year, due mainly to charge-downs of $3.6 million.

•	Other non-interest expense decreased $975 thousand, or 9%, largely due to cost savings initiatives.

Income Tax Benefit

As a result of the Company’s determination that future taxable income may not be available to absorb existing deferred tax assets, all tax benefits from operating losses in 2009 have been deferred and all deferred tax assets have been fully reserved. The Company did not recognize any tax benefit for operating losses incurred during the first nine months of 2009. If the Company is successful in raising additional capital and achieving future operating profitability is probable, it is likely the valuation reserve for the deferred tax asset may be reversed, significantly enhancing the regulatory capital and corresponding ratios of both the Bank and the Company.

Non-performing Assets

Non-performing assets include loans that are 90 or more days past due or on non-accrual status, and real estate and other loan collateral acquired through foreclosure and repossession. For non-accrual loans, interest previously accrued but not collected is reversed and charged against income at the time a loan is placed on non-accrual status. Any payments received for a loan that is on non-accrual status are applied to principal for accounting purposes. Interest income is not recognized until the loan is returned to accrual status, when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

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

AMERICANWEST BANCORPORATION

The following table summarizes the non-performing assets at September 30, 2009, December 31, 2008 and September 30, 2008:

($ in thousands)	September 30, 2009	December 31, 2008	September 30, 2008
Non-accrual loans (1)	$100,068	$91,744	$81,383
Accruing loans over 90 days past due (1)	—	—	—

Total non-performing loans	100,068	91,744	81,383
Foreclosed real estate and other foreclosed assets	56,286	15,781	7,362

Total non-performing assets	$156,354	$107,525	$88,745

Restructured loans (2)	$—	$260	$260

Non-performing loans to total gross loans (1)	7.30%	5.65%	4.72%
Non-performing assets to total assets (1)	8.87%	5.74%	4.46%
Allowance for loan loss to total gross loans	2.41%	2.75%	2.12%
Allowance for credit losses to total gross loans	2.44%	2.79%	2.18%
Allowance for credit losses to non-performing loans (1)	33.37%	49.47%	46.13%

(1)	Amounts and ratios are shown net of government guarantees on non-performing loans of $1.4 million, $1.6 million, and $1.2 million, respectively.
(2)	Represents accruing restructured loans performing according to their restructured terms.

Total non-performing assets were $156.4 million, or 8.87%, of total assets at September 30, 2009 as compared to $107.5 million, or 5.74%, of total assets at December 31, 2008. Total non-performing loans as of September 30, 2009 were $100.1 million, or 7.30%, of total gross loans. Non-performing loans consisted of the following categories as of September 30, 2009 and December 31, 2008:

($ in thousands)	September 30, 2009	% of Non-performing	December 31, 2008	% of Non-performing
Construction, land development and other land	$59,534	60%	$73,729	80%
Commercial real estate	19,036	19%	11,097	12%
Residential real estate	10,603	11%	1,156	1%
Commercial and industrial	6,452	6%	5,214	6%
Agricultural	4,415	4%	516	1%
Installment and other	28	0%	32	0%

Total non-performing loans	$100,068	100%	$91,744	100%

The following is a summary of the activity of the non-performing loans during the three and nine months ended September 30, 2009 and 2008:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2009	2008	2009	2008
Beginning Balance	$122,246	$69,632	$91,744	$39,098
Additions and other	20,379	60,007	134,585	125,420
Charge-offs	(9,182)	(23,036)	(47,354)	(46,325)
Paydowns and sales	(7,462)	(11,855)	(19,381)	(22,806)
Reclassified to foreclosed real estate and other foreclosed assets	(25,913)	(13,365)	(59,526)	(14,004)

Ending Balance	$100,068	$81,383	$100,068	$81,383

AMERICANWEST BANCORPORATION

As of September 30, 2009, cumulative charge-offs totaling $30.1 million had been recognized on the non-performing loans shown in the table above, of which $6.8 million and $26.3 million were recognized during the three and nine months ended September 30, 2009, respectively. The cumulative charge-offs represent approximately 23% of the aggregate loan balance prior to recognition of the charge-offs.

At September 30, 2009 and December 31, 2008, the Company had approximately $73.2 million, or 5.3% of total loans, and $102.9 million, or 6.3% of total loans, respectively, that were not classified as non-performing that management considered to be potential problem loans. A loan is considered a potential problem loan if it has a well-defined weakness, based on known information about the borrower’s financial condition that causes management to have concerns about the borrower’s ability to comply with the repayment terms of the loan if the weakness is not corrected. Potential problem loans are classified as “substandard,” or risk grade 7 on the Company’s internal 9 grade risk rating scale, but are not included in non-performing loans. A substandard loan is placed on non-accrual status and included in non-performing loans when management determines, based on current information and events, that it is probable the borrower will be unable to repay both principal and interest in accordance with the original terms of the loan agreement. These classifications are subject to management’s judgment and management believes the classifications are appropriate at September 30, 2009. The decrease in potential problem loans from December 31, 2008 is primarily the result of deterioration of prior potential problem loans to non-accrual status in the residential land development loan portfolio.

As of September 30, 2009, foreclosed real estate owned (OREO) and foreclosed property totaled $56.3 million as compared to $15.8 million at December 31, 2008 and $7.4 million at September 30, 2008. Upon obtaining title to a property, a transfer from loans to OREO is made for the estimated fair value of a property, net of estimated selling costs. In the event the net fair value of the property is less than the carrying value of the related loan, a loan charge-off is recorded at the time of transfer to OREO for the shortfall. In the case of the properties held as OREO as of September 30, 2009, aggregate charge-offs of $47.9 million were recorded prior to the transfer to OREO. This represented 46% of the loan balance prior to application of the charge-offs. Should the estimated fair value of a property decline based upon an updated appraisal or other evidence subsequent to its transfer into OREO and prior to sale to a third party, an adjustment is recorded through a charge to foreclosed real estate and other foreclosed assets (charge-down) on the Consolidated Statements of Operations. Aggregate charge-downs of $2.0 million and $3.6 million were recognized during the three and nine month periods ended September 30, 2009. At the time an OREO property is sold to a third party, any gain or loss resulting from the sale transaction is recorded against other non-interest income on the Consolidated Statements of Operations. For the three months ended September 30, 2009, net losses on the sale of OREO were $85 thousand and for the nine months ended September 30, 2009, net gains on the sale of OREO was $277 thousand.

The following table sets forth the OREO balances by type as of September 30, 2009:

	As of September 30, 2009
($ in thousands)	Amount	Number
Land development	$27,219	17
Commercial	16,368	6
Multi-family	10,017	10
Single family residential	2,682	8

Total	$56,286	41

AMERICANWEST BANCORPORATION

The following table sets forth the OREO properties by state as of September 30, 2009:

	As of September 30, 2009
($ in thousands)	Amount	Number
Utah	$29,146	27
Washington	13,400	9
Arizona	8,316	1
Idaho	4,224	3
California	1,200	1

Total	$56,286	41

The Company pursues an active liquidation strategy designed to condense holding periods and carrying costs associated with OREO. Marketing strategies commence during the foreclosure process, prior to ownership of the foreclosed asset. During the first nine months of 2009, the Company liquidated 37 properties as compared to 21 properties in the first nine months of 2008 and 30 properties for the full year 2008.

The following table sets forth the major components of the changes in OREO and foreclosed property during the first nine months of 2009 and 2008:

	For the nine months ended September 30,
	2009		2008
($ in thousands)	Amount	Number	Amount	Number
Beginning balance	$15,781	22	$1,230	4
Additions to OREO	59,526	56	14,004	32
Valuation adjustments	(3,643)	—	(146)	—
Disposition of OREO	(15,378)	(37)	(7,726)	(21)

Ending balance	$56,286	41	$7,362	15

Investment Portfolio

The Company’s investment portfolio decreased from $65.3 million at December 31, 2008 to $52.8 million at September 30, 2009 as a result of sales, maturities and pay-downs, partially offset by purchases. During the first nine months of 2009, the Company purchased $9.9 million of securities. All securities are classified as available-for–sale and recorded at fair value. Management believes that this classification provides greater flexibility to respond to unexpected interest rate changes and liquidity needs. The Company did not hold any preferred securities issued by Fannie Mae or Freddie Mac as of September 30, 2009 or December 31, 2008.

Loan Portfolio

Total loans decreased $253.4 million during the nine months ended September 30, 2009. The decrease includes a $159.0 million decrease in construction, land development and other land loans and a $68.2 million decrease in commercial and industrial loans. The decrease in construction, land development and other land loans includes $54.3 million which has been transferred to OREO during the first nine months of 2009. At September 30, 2009, the Bank’s largest 20 credit relationships consisted of loans and loan commitments ranging from $6.8 million to $20.4 million, with an aggregate total credit exposure of $186.7 million and outstanding balances of $166.1 million. Of this total, $79.7 million is related to commercial construction or land acquisition and development related loans and $34.9 million of these loans were classified as non-performing.

The Bank’s portfolio consists of loans extended to real estate developers and building contractors, small and medium-sized businesses, agricultural businesses, and professionals and consumers in the Bank’s principal market areas, and such loans are principally secured by residential and commercial real estate, crops, business inventory and receivables. Management has assessed, and will continue to assess on an on-going basis, the effect of the economy within the Bank’s principal market areas on the credit risk in the loan portfolio, and the effect of overall economic conditions on the entire balance sheet. Management is aware of recent downturns in

AMERICANWEST BANCORPORATION

the residential real estate economy which have adversely affected the credit quality of the loan portfolio. Additionally, management recognizes certain geographical concentrations in the market areas serviced and continues to closely monitor the Bank’s credit quality and focus on identifying potential problem credits and any loss exposure in a timely manner. Management will continue to assess industry concentration and related limits on an ongoing basis.

The major classifications of loans at September 30, 2009 and December 31, 2008 can be found in Note 3 to the Consolidated Financial Statements. The following table summarizes additional information related to the construction, land development and other land category at September 30, 2009 and December 31, 2008:

($ in thousands)	September 30, 2009	% of Total	December 31, 2008	% of Total
Residential land development	$92,920	41%	$173,065	45%
Investor commercial construction	49,096	21%	87,241	22%
Owner occupied commercial construction	23,005	10%	42,922	11%
Raw land	21,811	10%	10,074	3%
Residential consumer	14,232	6%	31,223	8%
Builder spec	12,631	5%	38,895	10%
Other	15,725	7%	4,961	1%

Total construction, land development and other land	$229,420	100%	$388,381	100%

The following table summarizes the outstanding unfunded commitments as of September 30, 2009:

($ in thousands)	September 30, 2009	December 31, 2008
Commercial and industrial	$66,173	$104,510
Residential real estate	41,258	54,484
Agricultural	40,187	59,297
Commercial real estate	18,447	23,077
Construction, land development and other land	16,530	61,858
Installment and other	9,149	7,667

Total	$191,744	$310,893

As of September 30, 2009, approximately 32% of the total loans had a fixed rate of interest including $101.4 million of nonaccrual loans. Had these loans been performing, 66% would have had variable rates. Additionally, approximately 31% of the total loans had variable rates, which provide for re-pricing immediately or within three months of market index rate changes. The remaining 37% of the total loans bore adjustable rates subject to repricing on intervals ranging from three months to five years. The variable and adjustable rate loans are tied to the prime rate or another index.

Allowance for Loan Losses and Reserve for Unfunded Commitments

At September 30, 2009, the Bank’s allowance for loan losses was $33.0 million, or 2.4% of total loans. This compares to $44.7 million, or 2.8%, at December 31, 2008. The allowance for loan losses is increased by charges to income through the provision for loan losses, and decreased by charge-offs, net of recoveries. Loans are charged to the allowance when management believes the collection of principal is unlikely. At September 30, 2009 and December 31, 2008, the Bank’s reserve for unfunded commitments was $402 thousand and $660 thousand, respectively. The reserve for unfunded commitments is increased or decreased through charges to income included in other non-interest expense on the Consolidated Statements of Operations.

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

Management believes that the allowance for loan losses and reserve for unfunded commitments are adequate at September 30, 2009. Management uses currently available information to recognize losses on loans and foreclosed real estate and other foreclosed assets. In addition, the Bank’s regulators, as an integral part of their examination process, review the Bank’s loans and allowance for loan losses. However, depending on economic conditions in the markets the Company serves, and other conditions, there can be no assurance that significant additional loan loss provisions may not be necessary to supplement the allowance.

The following table summarizes the loan charge-offs by loan type for the three and nine months ended September 30, 2009 and 2008:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2009	2008	2009	2008
Construction, land development and other land	$2,447	$22,396	$30,557	$43,313
Commercial and industrial	915	89	4,864	989
Residential real estate	3,160	138	5,743	338
Commercial real estate	2,323	259	4,839	650
Agricultural	98	—	670	608
Installment and other	239	154	681	427

Total	$9,182	$23,036	$47,354	$46,325

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

Total deposits declined by $21.2 million during the nine months ended September 30, 2009, ending the period at $1.55 billion. Non-interest bearing demand deposits fell $29.9 million, or 9%, during the first nine months of 2009 and certificates of deposits fell $25.6 million or 4%. NOW, savings and money market accounts increased $34.3 million or 6%. Non-interest bearing deposits were 18.8% of total deposits as of September 30, 2009 as compared to 20.4% at December 31, 2008.

The Bank, due to its less than well capitalized category, is subject to pricing restrictions on deposits by regulators. These restrictions prohibit the Bank from paying significantly higher than the average rate of deposits in its market regions. Additionally, effective January 1, 2010, these pricing restrictions will be based on national average rates posted by the FDIC on a weekly basis.

The Bank participates in the Transaction Account Guarantee Program which is part of the Temporary Liquidity Guarantee Program. Under this program, all non-interest bearing transaction accounts and NOW accounts with interest rates of no more than 50 basis points have unlimited FDIC insurance through June 30, 2010.

Federal Home Loan Bank of Seattle (FHLB) advances and other borrowings decreased by $30.6 million during the nine months ended September 30, 2009 to $109.1 million.

AMERICANWEST BANCORPORATION

Liquidity and Capital Resources

For the nine months ended September 30, 2009 and 2008, the net cash flows provided by operations were $8.2 million and $32.1 million, respectively. Additionally, the Company generated $179.2 million in net cash from investing activities, primarily from loan repayments, and used $55.0 million in net cash from financing activities for the nine months ended September 30, 2009. The Company generated $4.0 million in net cash from financing activities and used $16.4 million in investing activities during the same period of the previous year.

The Bank’s primary source of funds is deposits. In addition, the Bank has the ability to borrow from the FHLB and the Federal Reserve Bank of San Francisco (FRB) Discount Window. At September 30, 2009, the Bank had $164.2 million of available credit from these sources as compared to $251.5 million at December 31, 2008. The decline in available borrowings is due mainly to changes in available qualifying collateral. As of September 30, 2009 and December 31, 2008, the Bank did not have any Fed Funds lines agreements with correspondent banks.

The Parent Company received no cash dividends from the Bank during the three and nine months ended September 30, 2009. Similarly, the Parent Company declared no cash dividends during the nine months ended September 30, 2009, compared to the first nine months of 2008 when a cash dividend of $0.04 per share was declared. The decision to suspend Parent Company cash dividends was made by the Board of Directors in March 2008 in accordance with the Company’s capital and dividend policy. Subsequent to the decision to suspend payment of Parent Company cash dividends, the Company was advised by the FRB that prior approval would be required before paying any future Parent Company cash dividends.

In accordance with the provisions of the related indentures, the Company has notified the trustees of the Trusts each quarter since the third quarter of 2008 that the payment of interest on the junior subordinated debt will be deferred. The Company has the right to defer payment of interest for up to 20 consecutive quarters, although it will continue to accrue the cost and recognize the expense of the interest at the normal rate on a compounded basis until such time as the deferred arrearage has been paid current. This action will result in approximately $700 thousand of additional liquidity and capital being retained at the subsidiary bank level each quarter until payments are reinstated.

The Parent Company’s ability to service its debt is generally dependent upon the availability of dividends from the Bank. The payment of dividends by the Bank is subject to limitations imposed by law and governmental regulations. The Bank is currently prohibited by regulatory order from paying any dividends to the Company without prior regulatory approval.

The Company’s total stockholders’ equity decreased to $37.5 million at September 30, 2009 as compared to $89.8 million at December 31, 2008. This decrease is mainly related to the net loss for the first nine months of 2009 of $53.5 million, of which $18.9 million represents the impairment of the remaining goodwill. The Company’s total stockholders’ equity to total assets ratio decreased to 2.13% as of September 30, 2009 from 4.79% as of December 31, 2008. As of September 30, 2009, the Company’s tangible stockholders’ equity to ending tangible assets ratio decreased to 1.50%, or $1.52 per share, as compared to 3.12%, or $3.34 per share, at December 31, 2008. At September 30, 2009 and December 31, 2008, the Company held cash and cash equivalent assets of $199.4 million and $67.0 million, respectively, for contingency liquidity planning.

AMERICANWEST BANCORPORATION

The Company’s and the Bank’s actual capital amounts and ratios as of September 30, 2009 are presented in the table below:

	Actual		Adequately Capitalized		Well Capitalized
($ in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2009:
Total capital to risk weighted assets:
Company	$73,915	4.82%	$122,642	8.00%	N/A	N/A
Bank	87,382	5.71%	122,512	8.00%	$153,140	10.00%

Tier I capital to risk weighted assets:
Company	36,957	2.41%	61,321	4.00%	N/A	N/A
Bank	68,064	4.44%	61,256	4.00%	91,884	6.00%

Leverage capital, Tier I capital to average assets:
Company	36,957	2.10%	70,560	4.00%	N/A	N/A
Bank	68,064	3.86%	70,497	4.00%	88,121	5.00%

The amounts and corresponding ratios set forth in the table above for both “adequately capitalized” and “well capitalized” information are based upon Federal banking regulations. As a result of the Bank being subject to the Order previously discussed, it will not be immediately considered “well capitalized” by the FDIC upon attaining the corresponding ratios shown in the table.

During November 2008, the Company submitted an application for approval to issue $57 million of preferred stock to the United States Department of the Treasury (Treasury) under the Troubled Asset Relief Program’s Capital Purchase Program (TARP-CPP). This application reflected the Company’s commitment to secure a significant private equity investment coincident with receipt of any capital infusion from the Treasury under TARP-CPP. On April 28, 2009, the Company submitted a letter to the FDIC, which serves as the primary regulator for the Bank, indicating its intention to withdraw its TARP-CPP application. The decision to withdraw the application was based upon a number of factors, including the expectation that the required private equity co-investment would not be consummated prior to the deadline for the processing of final TARP-CPP investments.

Although the Company is continuing its efforts to improve its and the Bank’s regulatory capital ratios through the issuance of new equity or qualifying debt securities (which would be contributed as common equity to the Bank), there is no assurance that such efforts will ultimately be successful.

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

AMERICANWEST BANCORPORATION

The changes to net interest income over the next twelve months given the assumptions in the model are presented in the table below as of September 30, 2009 and December 31, 2008 based on the rate changes evaluated at the time of the analysis.

	Percentage Change in Net Interest Income over 12 Months
Rate Scenario	September 30, 2009		December 31, 2008
Rates increase 200 basis points	2.83%		3.96%
Rates increase 100 basis points	1.34%		1.94%
Rates decrease 100 basis points	N/A	(1)	N/A	(1)
Rates decrease 200 basis points	N/A	(1)	N/A	(1)

(1)	Market rates in effect were less than 1.0% thus these downward rate simulation scenarios are not applicable.

Item 4. Controls and Procedures

During the nine months ended September 30, 2009, there were no changes in the Company’s internal control over financial reporting that materially affected or are reasonably likely to materially affect internal control over financial reporting.

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

AMERICANWEST BANCORPORATION

Part II. Other Information

Item 1. Legal Proceedings

Periodically and in the ordinary course of business, various claims and lawsuits are brought against the Company or the Bank, such as claims to enforce liens on collateral in which the Bank holds a security interest, condemnation proceedings on real property in which the Bank holds a security interest, claims involving the making and servicing of real property loans, actions relating to employee claims, and other issues incident to the business of the Company and the Bank. In the opinion of management, the ultimate liability, if any, resulting from such claims or lawsuits currently pending or threatened will not have a material adverse effect on the financial position or results of operations of the Company.

Item 1A. Risk Factors

There have been no material changes in the risk factors as presented in the Form 10-K for December 31, 2008.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company has a stock repurchase authorization for 250,000 common shares which was approved by the Board of Directors during 2006. This authorization does not have an expiration date. No shares were repurchased under this authorization during the nine months ended September 30, 2009 or the year ended December 31, 2008.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5. Other Information

There is no other information to report.

Item 6. Exhibits

a. Exhibits. The exhibits filed as part of this report are as follows:

3.1	Amended and Restated Articles of Incorporation of AmericanWest Bancorporation (filed as Exhibit 3.1 to the Form 10-Q filed on August 11, 2008, and incorporated herein by this reference).

3.2	Amended and Restated Bylaws of AmericanWest Bancorporation (filed as Exhibit 3.2 to the Form 8-K filed on April 21, 2009, and incorporated herein by this reference).

10.1	Written Agreement dated September 15, 2009 by and between AmericanWest Bancorporation and Federal Reserve Bank of San Francisco (filed as Exhibit 10.1 to the Form 8-K filed on September 21, 2009, and incorporated herein by this reference).

31.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.+

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.+

+	Denotes items filed herewith.

AMERICANWEST BANCORPORATION

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized on November 13, 2009.

AMERICANWEST BANCORPORATION

/s/ PATRICK J. RUSNAK
Patrick J. Rusnak
President, Chief Executive Officer and Director

/s/ SHELLY L. KRASSELT
Principal Accounting Officer
Controller and Vice President