Form 10-K/A
period 2009-12-31
AMERICANWEST BANCORPORATION
filed 2010-04-30
CIK 726990

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment Number 1

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

41 West Riverside Avenue, Suite 300

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by a check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☐    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

The number of shares of the registrant’s common stock outstanding at April 26, 2010 was 17,216,488.

AMERICANWEST BANCORPORATION

EXPLANATORY NOTE

This Amendment No.1 to the Annual Report on Form 10-K for the year ended December 31, 2009 of the Registrant, which was filed with the Securities Exchange Commission on March 4, 2010 (the “Original Filing”), is being filed to provide the information in Part III, Items 10 through 14 to include information previously omitted from the Original Report in reliance on General Instruction G to Form 10-K, which provides that registrants may incorporate by reference certain information from a definitive proxy statement filed or to be filed with the SEC within 120 days after the end of the fiscal year. As a result of this Amendment, the certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002, as filed as exhibits to the Original Filing, have been re-executed and re-filed as of the date of this Amendment No. 1. No other changes have been made to the Original Filing.

AMERICANWEST BANCORPORATION

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth for each director of AmericanWest Bancorporation (Company) such director’s name, age, business experience and directorships held during at least the past five years, and term as a director of the Company. The directors are elected each year for a term of one year or until their successors are elected and qualified. The annual meeting of shareholders for 2010, at which directors will be elected for the ensuing year, has not yet been scheduled.

Name	Business Experience and Qualifications
J. Frank Armijo, 47 Director since 2006

Mr. Armijo is currently the Vice President of Energy and Environmental Services within the Information Systems and Global Services business area of Lockheed Martin, having been appointed to that position in December 2009. He leads Lockheed Martin’s team responsible for providing a full range of energy efficiency and management, environmental services, and other energy solutions to government and regulated industries, including supporting the Hanford Mission Support Contract for the U.S. Department of Energy’s Hanford Site near Richland, WA. Previously, he served as Program Director and General Manager of Advanced Technology Solutions Programs for Lockheed Martin’s Information Systems and Global Services business area, where he led the Information Technology, Cyber Security and Records Management organization for the DOE’s Hanford Site.

Mr. Armijo currently serves as a director and Vice Chairman of the Tri-City Development Council (TRIDEC), the regional economic development organization for the Tri-Cities area in southeastern Washington, having also previously served as Chairman. He also served two terms on the Washington Technology Center Board and the Washington State Software Alliance, and has served for ten years on the Columbia Basin College Board of Trustees, including three years as Chairman.

Mr. Armijo served on the boards of directors of Columbia Trust Bancorp and Columbia Trust Bank from October 2003 until March 2006, the effective date of the merger between the Company and Columbia Trust Bancorp. Upon completion of the merger, he was appointed to the Board of the Company.

Mr. Armijo was selected to serve as a director of the Company for his management experience at the executive level with a major corporation, his familiarity with Columbia Trust Bank—a predecessor of AmericanWest Bank, and his familiarity with the economic and business environment in the Tri-Cities area and southeastern Washington.

Kay C. Carnes, 71 Director since 2006

Dr. Carnes is a Certified Public Accountant and Certified Internal Auditor. She is a tenured professor of accounting at Gonzaga University, where she has taught undergraduate and graduate courses in accounting, audit and ethics since 1978. She served as Associate Dean of the School of Business between 2007 and 2009, and was Coordinator of Accounting Programs and Director of Graduate Studies for a decade previous to that. In these capacities, she was responsible for supervising the accounting faculty, developing curricula for accounting courses, and scheduling and administering the undergraduate business curriculum.

Dr. Carnes is past chair of the Washington State Board of Accountancy and currently serves on the International Qualifications Appraisals Board, which negotiates international accounting reciprocity under World Trade Organization and NAFTA agreements. She has published articles on auditing regulation, accounting ethics and international practice issues in a variety of academic journals.

Dr. Carnes was selected to serve as a director of the Company for her expertise in accounting and auditing matters, as well as her management and leadership skills.

AMERICANWEST BANCORPORATION

Craig D. Eerkes, 58 Director since 2003

Mr. Eerkes is President and CEO of Sun Pacific Energy, Inc., a company employing over 300 individuals, which sells retail and wholesale petroleum products, gourmet coffee and retail golf equipment from facilities located in the state of Washington. Mr. Eerkes purchased the company in 1981 and has overseen its growth, both internally and through acquisition, and is responsible for all aspects of the company’s management and finances.

Mr. Eerkes has been a director of Pecten Funding in Houston since 1998, also serving as president from 1998 to 2008. He is a director of Western Mutual Insurance Co. in Salt Lake City, Utah. He also served as chairman of the Petroleum Marketers Association of American in Alexandria, Virginia, in 2007.

Mr. Eerkes has served on three bank boards, and was instrumental in founding a de novo bank in Kennewick, WA in 1980 and serving as chairman from 1984 until 1996. He also served as a director of Columbia Trust Bank prior to its acquisition by the Company.

Mr. Eerkes was selected to serve as a director of the Company for his management experience at the executive level, his extensive experience and familiarity with banks and prior service as a bank director, and his familiarity with the economic and business environment in the Tri-Cities area and southeastern Washington.

H. Don Norton, 64 Director since 2007

Mr. Norton is the Regional Director for the Far West Bank division of AmericanWest Bank in Utah, serving in such position since April 2007 when the Company acquired his former bank, Far West Bank in Provo, Utah. Mr. Norton was a founder of Far West Bank in 1974, and served as a director and President and Chief Executive Officer of Far West Bank and its holding company, Far West Bancorporation, prior to the completion of the merger between the Company and Far West Bancorporation in 2007. Upon completion of the merger, he was appointed to the Board of Directors of the Company.

Mr. Norton serves on the Board of Trustees of Intermountain Health Care, Inc., a nonprofit system of hospitals, surgery centers, doctors, clinics, and homecare and hospice providers that serves the medical needs of Utah and southeastern Idaho (IHC), and on the Board of Trustees of its wholly-owned insurance subsidiary, SelectHealth Benefit Assurance Company, Inc. (SelectHealth). Mr. Norton serves as Chairman of the Strategic Planning Committee of IHC, and on the Audit & Finance Committee of SelectHealth.

Mr. Norton was selected to serve as a director of the Company for his experience with and knowledge of the Utah operations of AmericanWest Bank, his familiarity with the economic and business environments of the Utah markets in which AmericanWest Bank operates, and his contacts and relationships with its customers in Utah.

Patrick J. Rusnak, 46 Director since 2008

Mr. Rusnak has served as President and Chief Executive Officer of the Company and of AmericanWest Bank since July 2008. From September 2006 to July 2008, he served as Executive Vice President /Chief Operating Officer of the Company and of AmericanWest Bank, and from April 2007 to the present as Principal Financial Officer of the Company. He was appointed a director of the Company and of AmericanWest Bank in November 2008.

Prior to his employment with the Company, Mr. Rusnak was employed as Executive Vice President/Chief Operating Officer of Western Sierra Bancorp from May 2005 to June 2006, as Executive Vice President of Umpqua Holdings Corporation from July 2004 to February 2005 and as Executive Vice President/Chief Financial Officer of Humboldt Bancorp from October 2000 until its acquisition by Umpqua Holdings Corporation in July 2004. Mr. Rusnak has over 20 years of experience with financial institutions.

Mr. Rusnak was selected to serve as a director of the Company for his leadership skills, his accounting and financial background, his experience in and knowledge of the banking industry, and his knowledge of the Company and of AmericanWest Bank, and in accordance with the Company’s Corporate Governance Guidelines that provide that the Chief Executive Officer of the Company will also serve as a director.

AMERICANWEST BANCORPORATION

Donald H. Swartz II, 64 Director since 1998

Mr. Swartz is the President of J & M Electric, Inc., an electrical contractor located in Moses Lake, WA that performs electrical construction and maintenance services for industrial and commercial facilities, where he has been a part of executive management since 1979.

Mr. Swartz was a founder of Grant National Bank of Ephrata, WA in 1989, where he served as a director and as Chairman of its board of directors until its acquisition by the Company in 1998. He has participated in the Bank Executive and Director Compensation Conference sponsored by Bank Director Magazine the last three years and was a speaker/panelist at the Conference in 2008.

Mr. Swartz also serves as director of iFiber Communications, a privately held internet provider of telephone, television and internet service in a three county area in central Washington.

Mr. Swartz was selected to serve as a director of the Company for his leadership and management skills at the executive level, his knowledge of the needs of small businesses, his background and experience in finance, and his knowledge of the banking industry, including his extensive experience on the audit committees and loan committees of AmericanWest Bank and its predecessor.

P. Mike Taylor, 66 Director since 2001

Mr. Taylor is a licensed civil engineer, and has served as Director of Engineering Services for the City of Spokane, Washington since December 2008, and as acting Deputy Division Director of the City’s Division of Community and Economic Development since February 2010. He currently supervises 5 major departments and over 150 employees, and is responsible for review and approval of all of the City’s Planning, Engineering Design and Building Permits. Prior to December 2008 he was the President of Taylor Engineering, Inc. in Spokane, Washington, a civil engineering and land surveying firm which he founded in 1985. He is also an owner and Managing Partner of P. Mike Taylor, LLC, a business consulting and software development company formed in 2008.

Mr. Taylor has served as Chair of several community and professional organizations, including the Spokane Regional Economic Development Council; the Washington Society of Professional Engineers, Spokane Chapter; and the Professional Engineers in Private Practice State Committee. He served as director and Vice Chair of Empire Health Services, a nonprofit two-hospital, tertiary care medical system, from 2001 until its sale in 2008.

Mr. Taylor was selected to serve as a director of the Company for his leadership and management skills at the executive level, and his familiarity with the economic and business environment in the Spokane area.

All Directors, with the exception of H. Don Norton and Patrick J. Rusnak, are independent as defined in the NASDAQ Marketplace Rules. Although the Company’s common stock is no longer listed on NASDAQ and the Company is not subject to the NASDAQ Marketplace Rules, the Company’s Corporate Governance Guidelines require that a majority of the Directors be independent as defined in the NASDAQ Marketplace Rules.

The following table sets forth with respect to each executive officer of the Company such officer’s age, positions with the Company, and business experience during at least the past five years. All executive officers are elected or approved annually by and serve at the discretion of the Board of Directors.

AMERICANWEST BANCORPORATION

Name	Business Experience and Qualifications
Patrick J. Rusnak, 46	See above.

Robert Harris, 47	Executive Vice President/Chief Banking Officer for the Washington and Idaho Operations of AmericanWest Bank since March 2009, responsible for the banking operation throughout the bank’s footprint in Washington and Idaho. From April 2007 to March 2009, he held the position of Executive Vice President/Director of Commercial Banking for Washington and Idaho, responsible for 10 Commercial Banking Teams throughout the bank’s Washington and Idaho footprint, and from March 2005 to April 2007 he was Senior Vice President of Commercial Lending with responsibility for the commercial lending function in central and southeastern Washington. Prior to joining the Company in 2005, he held a variety of commercial lending management positions with U.S. Bank.

Rick E. Shamberger, 49	Executive Vice President and Chief Credit Officer of AmericanWest Bank since 2003. Prior to joining the Company, he served in a variety of credit risk management positions with U.S. Bank. Mr. Shamberger resigned from the Bank effective February 12, 2010.

Nicole Sherman, 39	Executive Vice President/Chief Banking Officer for the Utah operations of AmericanWest Bank since October 2008, responsible for the banking operation throughout the bank’s footprint in Utah, as well as for the Marketing and SBA departments serving the entire bank. From December 2004 to October 2008, she served as Executive Vice President/ Director of Retail Banking, responsible for overseeing the retail production and operation in AmericanWest Bank’s entire footprint, as well as the bank’s Private Banking and Marketing departments,. Prior to joining the Company, she was CEO for Power Trainings International (PTI) from 2002 to 2004. Prior to PTI, she served in a variety of management positions for Zions First National Bank for 15 years.

Jay B. Simmons, 53	Executive Vice President, General Counsel and Secretary of the Company and of AmericanWest Bank since April 2008. Prior to joining the Company, Mr. Simmons served as Vice President/Legal Counsel for Zions Bancorporation for eight years, providing legal services to the company and its subsidiary banks in eight western states. From 1993 to 1998, he served as Senior Vice President, General Counsel and Secretary of Trans Financial, Inc., a bank holding company with banking operations in Kentucky and Tennessee.

Shelly L. Krasselt, 33	Senior Vice President and Controller of the Company since 2003 and appointed as Principal Accounting Officer in January 2009. In these positions, she has overseen all accounting functions and external financial reporting for the Company. She is a Certified Public Accountant.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s directors and executive officers and persons who own more than 10% of a registered class of the Company’s equity securities to file reports of beneficial ownership and changes in beneficial ownership with the Securities and Exchange Commission (Commission). The rules promulgated by the Commission under Section 16(a) of the Exchange Act require those persons to furnish the Company with copies of all reports filed with the Commission pursuant to Section 16(a).

Based solely upon a review of (i) Forms 3 and Forms 4 and amendments thereto furnished to the Company pursuant to Rule 16(a)(3)(e) during 2009, (ii) Forms 5 and amendments thereto furnished with respect to the year ended December 31, 2009, and (iii) written representations of certain of its directors and officers that no Forms 5 were required to be filed, the Company believes that all directors, executive officers and beneficial owners of more than 10% of the common stock have filed with the Commission on a timely basis all reports required to be filed during or with respect to 2009 under Section 16(a) of the Exchange Act.

AMERICANWEST BANCORPORATION

Code of Ethics

The Company has adopted a Code of Ethics that is applicable to all officers, directors and employees of the Company, including the Company’s principal executive officer, principal financial officer and principal accounting officer. The Company has also adopted a Code of Ethics for Directors and Senior Financial Officers that is applicable to the directors and all officers of the Company who are “executive officers” as such term is defined for purposes of Regulation O of the Federal Reserve Board, including the Company’s chief executive officer and chief financial officer. Both Codes of Ethics may be viewed on the Company’s website at www.awbank.net. The Company intends to post any amendments to either code of ethics, and all waivers thereof relating to any director or senior executive officer, on its website at the web address set forth above. There were no waivers requested of the Board in 2009.

Corporate Governance

Procedures to Recommend Nominees

There were no material changes to the procedures by which security holders may recommend nominees to the Company’s board of directors in 2009.

Effective April 15, 2009, the Company amended its Bylaws to clarify the timing and procedures for shareholders to nominate directors for election at, or to propose items of business to be conducted at, shareholder meetings.

Audit Committee

The Company has a separately-designated standing audit committee. The Audit Committee is comprised solely of independent directors (as defined in the NASDAQ Marketplace Rules) and meets at least quarterly with the Company’s management and independent auditors to, among other things, review the results of the annual audit and quarterly reviews and discuss the financial statements; recommend to the Board the independent auditors to be retained; receive and consider the auditors’ comments as to controls, adequacy of staff and management performance and procedures in connection with audit and financial controls; and review and oversee the Company’s compliance with applicable laws and regulations. The members of the Audit Committee are Kay C. Carnes, Donald H. Swartz and P. Mike Taylor.

The Board has determined that Director Carnes is an “audit committee financial expert.” As an Accounting Professor, Certified Public Accountant and Certified Internal Auditor, Ms. Carnes has both an understanding of generally accepted accounting principles (GAAP) and the ability and experience to prepare, audit, evaluate and analyze financial statements which present the breadth and level of complexity of issues that the Company reasonably expects to be raised by its financial statements.

Item 11. Executive Compensation.

The following table sets forth information regarding compensation earned by, awarded to or paid our Chief Executive Officer, Patrick J. Rusnak. Mr. Rusnak also holds the position of Chief Financial Officer and is considered the Principal Executive Officer (PEO) and Principal Financial Officer (PFO) of the Company. The table also includes the two other most highly compensated executive officers as of December 31, 2009 whose total compensation exceeded $100,000 for 2009: B. Nicole Sherman (EVP/Chief Banking Officer–Utah) and Rick E. Shamberger (EVP/Chief Credit Officer). The identification of such “named executive officers” is determined based on each individual’s total compensation for the year ended December 31, 2009, as reported below in the Summary Compensation Table. The Company did not have any other executive officers who met the requirements for inclusion as a named executive officer.

AMERICANWEST BANCORPORATION

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards(1) ($) (e)	Option Awards(1) ($) (f)	Non-equity Incentive Plan Compensation(2) ($) (g)	All Other Compensation ($) (i)		Total ($) (j)
Patrick J. Rusnak EVP/Chief Executive Officer (PEO/PFO)	2009 2008	250,000 250,000	— —	— —	— —	— —	7,717 14,000	(3) (4)	257,717 264,000
B. Nicole Sherman EVP/Chief Banking Officer Utah	2009 2008	193,479 185,000	— 61,667	— —	— —	— 15,725	64,073 16,400	(5) (6)	257,552 278,792
Rick E. Shamberger EVP/Chief Credit Officer	2009 2008	185,000 185,000	— 150,000	— —	— —	— —	1,542 6,623	(7) (8)	186,542 341,623

(1)	The amounts in column (e) and column (f) reflect the compensation cost of stock awards and option awards during the year indicated. The FAS 123(R) value is spread over the number of months of service required for the grant to vest which is referred to as the requisite service period in FAS 123(R). See the note to the AmericanWest Bancorporation Consolidated Financial Statements entitled “Stock Options” for a description of the assumptions made in determining FAS 123(R) values. There were no stock or option awards granted in 2008 or 2009.
(2)	The amounts in column (g) were earned with respect to the year indicated and the compensation was paid in the first quarter of the following year.
(3)	The amount includes $4,800 in car allowance and $2,917 in 401(k) employer match.
(4)	The amount includes $4,800 in car allowance and $9,200 in 401(k) employer match.
(5)	The amount includes $54,009 of relocation costs, $7,200 in car allowance, and $2,864 in 401(k) employer match.
(6)	The amount includes $7,200 in car allowance and $9,200 in 401(k) employer match.
(7)	The amount includes $1,542 in 401(k) employer match.
(8)	The amount includes $6,623 in 401(k) employer match.

Narrative

The Company has entered into employment agreements (Agreements) with each of the named executive officers which provide for, among other things, payment of a specified base annual salary (which may be increased on an annual basis in consideration of job performance and other relevant factors); eligibility for incentive, equity and deferred compensation programs; paid vacation; employee welfare benefits; automobile allowance in some cases; club membership dues in some cases; moving expenses in some cases; business expense reimbursement and post-termination benefits. The Agreements also provide for financial benefits in the event of the termination of the officer’s employment under certain circumstances.

The Agreements for all of the named executive officers, with the exception of Mr. Shamberger, were entered into in connection with the initial hiring of the executive. Mr. Rusnak’s employment agreement expired on September 17, 2009 and the information set forth below reflects only those provisions of his Agreement which remained in effect as of December 31, 2009. Mr. Shamberger resigned from the Company effective February 12, 2010 and the information set forth below summarizes the provisions of his Agreement in effect as of December 31, 2009, while he was still employed, and indicates which provisions of his Agreement have survived his resignation.

The Agreements provide for financial benefits in the event of termination of the named executive officer’s employment under the circumstances described below. In addition, the stock options and restricted shares granted to named executive officers provide for accelerated vesting and waiver of performance-based conditions for awards not previously vested in the event of a change in control. The triggering events under the Agreements include:

•	Resignation for “good reason” and

•	Termination “without cause.”

AMERICANWEST BANCORPORATION

The amounts payable to the named executive officer increase if the triggering event occurs in connection with a “change in control.” These are defined terms in each of the Agreements, with the following meanings:

Good Reason – resignation by the executive officer because of a material reduction in compensation or benefits or a material reduction in title or responsibilities; a relocation of the executive’s principal office so that his or her one-way commuting distance is increased by more than 40 miles; failure of the Company (or a successor) to assume and perform obligations under the Agreement; or any material breach of the Agreement by the Company.

Without Cause – termination of the executive officer’s employment by the Company for any reason other than: the executive officer’s willful misfeasance or gross negligence in the performance of job duties; conviction of a crime in connection with job duties; conduct that is demonstrably and significantly harmful to the Company; or the inability of the executive officer to qualify for a surety bond.

Change in Control – a change in the ownership or effective control, or the ownership of a substantial portion of the assets, of the Company or of AmericanWest Bank (other than any internal reorganization).

Effect of Change in Control

The following table sets forth the amounts payable for termination of the named executive officers, on the basis of a resignation for good reason or termination without cause occurring within two years following a change in control (assuming an effective termination date and change in control as of December 31, 2009). Under federal banking regulations, the Company is currently subject to significant restrictions with respect to severance payments to executive officers, other than those which are available to all other employees.

Name	Payment Basis	Amount Payable ($)
R. Shamberger	Base salary for two years, plus amount of bonus paid in prior 12 months, plus incentive compensation earned during any performance period completed on or before date of termination but not yet paid	370,000
N. Sherman	Base salary for two years, plus amount of bonus paid in prior 12 months, plus incentive compensation earned during any performance period completed on or before date of termination but not yet paid	402,683

Mr. Shamberger’s right to benefits in connection with a change in control, as described in the table above, was terminated upon his resignation on February 12, 2010.

Effect of Termination Unrelated to Change in Control

The following table sets forth the amounts payable for termination of the employment of the named executive officers employed by the Company as of December 31, 2009, on the basis of a resignation for good reason by the named executive officer or termination by the Company without cause and unrelated to a change in control. The amounts shown in the table assume the date of termination was December 31, 2009. Under federal banking regulations, the Company is currently subject to significant restrictions with respect to severance payments to executive officers, other than those which are available to all other employees.

Name	Payment Basis	Amount Payable ($)
R. Shamberger	Base salary for greater of remaining contract term or one year, plus incentive compensation earned during any performance period completed on or before date of termination but not yet paid	185,000
N. Sherman	Base salary for greater of remaining contract term or one year, plus incentive compensation earned during any performance period completed on or before date of termination but not yet paid	193,479

AMERICANWEST BANCORPORATION

Mr. Shamberger’s resignation was not a resignation for good reason and therefore did not trigger any benefits, and his right to any benefits in connection with a termination of his employment terminated upon his resignation on February 12, 2010.

Additional Terms

The Agreements provide for the payments noted in the tables above (i) for payments after a change in control to be made in one lump sum payment within 45 days of the end of employment, or (ii) for payments unrelated to a change in control to be made in equal monthly installments, in accordance with the Company’s standard payroll practices and, if so required under the provisions of Section 409A of the Internal Revenue Code, to not commence until the first day of the seventh month following the last day of employment.

The Agreements also provide for continuation of employee welfare benefits for the named executive officer (and any dependents, if applicable) for a period of 90 days following termination without cause or resignation for good reason, whether or not such termination or resignation is in connection with a change in control. To the extent it is not feasible for the Company to provide such coverage under existing group plans, it must provide alternative comparable coverage. The Company’s obligation to provide continuation of employee welfare benefits will terminate if the named executive officer becomes eligible for comparable coverage in connection with new employment. The estimated value of this benefit ranges between $1,400 and $4,300 per individual for a period of 90 days.

Each of the Agreements, contain covenants prohibiting the named executive officer from soliciting any of the Company’s customers or attempting to induce any of the Company’s employees to work for a competing financial institution (within a defined geographic area) following termination for any reason. The non-solicitation provisions are effective for a period equal to the greater of one year following the date of termination or the balance remaining under the Agreement as of the date of termination. Each of these Agreements provides that these covenants survive termination or expiration of the Agreements, and as a result, these provisions will apply to Mr. Rusnak in the future even though his Agreement has expired.

Each of the Agreements provides for the named executive officer to strictly comply with the Company’s non-disclosure policies related to proprietary information while employed and subsequent to termination. Proprietary information includes such items as trade secrets, customer and prospective customer information and information related to the Company’s affiliates and subsidiaries. These provisions also survive expiration of the Agreements, so that these provisions will apply to Mr. Rusnak in the future even though his Agreement has expired.

Finally, the Agreements for Mr. Rusnak and Ms. Sherman contain provisions regarding his or her ability to compete with the Company in the event of termination of employment. The non-compete provisions differ for each of the named executive officers, based on the Company’s negotiations with each officer at the time the Agreement was entered into or amended. Mr. Rusnak’s Agreement provides that he may not, for one year after termination of employment become involved with a financial institution that competes with AmericanWest Bank in Washington, Idaho or Utah, unless the main place of his employment is outside of those states. This provision survives expiration of Mr. Rusnak’s Agreement and will therefore apply to Mr. Rusnak in the future. Ms. Sherman’s Agreement provides that she may not, for the longer of one year after termination of employment or the remainder of term of the Agreement, become involved with a financial institution that competes with the Company or its affiliates within 150 miles of any AmericanWest Bank location, unless her employment does not involve responsibility for such competitor’s operations within 150 miles of any AmericanWest Bank location.

AMERICANWEST BANCORPORATION

Effect of Change in Control or Termination on Equity Awards

The Agreements and equity award agreements with the named executive officers provide for the acceleration of vesting for equity awards, including stock option and restricted stock grants, upon a change in control or in the event of a termination without cause or for good reason.

The following table sets forth the value of unvested stock options and restricted stock grants based on the December 31, 2009 closing NASDAQ price of $0.41 per share (1):

Name	Stock Options	Restricted Stock	Total Equity Awards
P. Rusnak	—	$2,460	$2,460
R. Shamberger	—	$861	$861
N. Sherman	—	$861	$861

(1)	The table does not include the value of any unvested option which has an exercise price greater than $0.41.

280G Limitations

Each Agreement limits the amount of any payments made to the named executive officer as the result of a change in control, including the value of acceleration of any equity awards and continuation of employee benefits, to the maximum amount permissible to avoid an “excess parachute payment” under Section 280(g) of the Internal Revenue Code. Assuming a change in control occurred as of December 31, 2009, none of the named executive officer benefit payments (as reflected in the two tables above) would have exceeded the statutory excess parachute payment limit. Accordingly, no reduction or cut-back of the change in control benefits would have been required.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information on outstanding option and stock awards held by the named executive officers at December 31, 2009, including the number of shares underlying both exercisable and unexercisable portions of each stock option as well as the exercise price and expiration date of each outstanding option.

Name (a)	Number of Securities underlying Unexercised Options (#) Exercisable (b)	Number of Securities underlying Unexercised Options (#) Unexercisable (c)		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock that have not Vested (#) (g)	Market Value of Shares or Units of Stock that have not Vested(1) ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that have not Vested (#) (i)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that have not Vested ($) (j)
Patrick J. Rusnak, President and Chief Executive Officer (PEO/PFO)	600 —	900 —	(1)	— —	24.22 —	1/2/2017 —	— —	— —	— 6,000	(2)	— 2,460	(3)
Rick E. Shamberger EVP/Chief Credit Officer	600 1,000 3,850 3,850 —	900 — — — —	(1)	— — — — —	24.22 21.14 17.79 17.79 —	1/2/2017 (7) 2/16/2014 (7) 10/31/2012 (7) 10/31/2013 (7) —	— — — — —	— — — — —	— — — — 1,500 600	(4) (5)	— — — — 615 246	(3) (3)
B. Nicole Sherman EVP/Chief Banking Officer, Utah	600 —	900 —	(1)	— —	24.22 —	1/2/2017 —	— —	— —	— 1,500 600	(5) (6)	— 615 246	(3) (3)

(1)	Scheduled vesting of 300 options on January 2, 2010, 2011 and 2012. Mr. Shamberger’s unvested options were forfeited at the time of his resignation.

AMERICANWEST BANCORPORATION

(2)	Performance stock award will vest on September 17, 2011, subject to achievement of specified performance targets.
(3)	The closing market value as of the close December 31, 2009 was $0.41. This value was used in the calculation of the market value for the unvested restricted shares.
(4)	Performance stock award vested and issued on January 2, 2010.
(5)	Performance stock award scheduled to vest on January 2, 2012, subject to achievement of specified performance targets. Mr. Shamberger’s award was forfeited at the time of his resignation.
(6)	Performance stock award vested and issued on January 4, 2010.
(7)	Expiration date of Mr. Shamberger’s options accelerated to May 13, 2010, or 90 days after resignation.

Director Compensation Table

The following table sets forth information regarding the compensation received by each of the Company’s directors during the year ended December 31, 2009:

Director Compensation - 2009
Name (a)	Fees Earned or Paid in Cash ($) (b)	Stock Awards ($) (c)	Option Awards ($) (d)	Non-equity Incentive Plan Compensation ($) (e)	Change in Pension Value and Non-Qualified Deferred Compensation Earnings(1) ($) (f)	All Other Compensation ($) (g)	Total ($) (h)
Douglas K. Anderson	8,080	—	—	—	—	—	8,080
J. Frank Armijo	18,160	—	—	—	—	—	18,160
Kay C. Carnes	24,320	—	—	—	—	—	24,320
Craig D. Eerkes	22,080	—	—	—	—	—	22,080
H. Don Norton (2)	—	—	—	—	—	—	—
Patrick J. Rusnak (3)	—	—	—	—	—	—	—
Donald H. Swartz	23,640	—	—	—	2,617	—	26,257
P. Mike Taylor	24,080	—	—	—	—	—	24,080

(1)	Reflects increase in accrual for benefit under Director Fee Continuation Agreement.
(2)	Mr. Norton is an employee of AmericanWest Bank, though he is not an executive officer, and did not receive any additional compensation for serving as a Board member of AmericanWest Bank or the Company. As a result Mr. Norton’s compensation is not required to be disclosed in the Summary Compensation Table or in the Director Compensation Table above. Mr. Norton was paid a salary of $92,234 in 2009. Pursuant to the terms of his employment agreement he also received a car allowance of $1,500, 401(k) employer match of $1,500 and had reportable compensation of $11,164 related to an Amended and Restated Joint Beneficiary Designation Agreement and Life Insurance Method Split Dollar Agreement.
(3)	Served as an executive officer of the Company and did not receive any compensation for service as a director.

AMERICANWEST BANCORPORATION

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table provides information as of December 31, 2009 with respect to the Company’s compensation plans under which shares of the Company’s common stock are authorized for issuance:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	256,681	$14.57	677,854

Equity compensation plans not approved by security holders	-	-	-

Total	256,681	$14.57	677,854

The number of securities to be issued upon exercise of outstanding options and the weighted average exercise price of outstanding options, as indicated in the table above, do not reflect grants of 22,500 restricted performance shares. These grants were issued subject to an equity compensation plan approved by shareholders and the shares are taken into account in the number of securities remaining available for future issuance under equity compensation plans shown above.

Based on a review of SEC filings, there are no persons who are known to beneficially own more than 5% of AmericanWest Bancorporation’s common stock, which is the only class of stock with issued and outstanding shares as of April 15, 2010.

The following table sets forth the shares of common stock beneficially owned as of April 15, 2010, by each Director, by each named executive officer, and by the Directors and Executive Officers as a group.

For purposes of this table, in accordance with Rule 13d-3 promulgated under the Securities Exchange Act of 1934 (Exchange Act), a person is deemed to be the beneficial owner of any shares of common stock if he or she has voting and/or investment power with respect to such common stock. The table includes (i) shares owned by spouses, (ii) shares owned by certain other immediate family members, (iii) shares held in trust, (iv) shares held in retirement accounts or funds for the benefit of the named individuals, and (iv) shares held in other forms of ownership, over which shares the persons named in the table possess voting and/or investment power.

AMERICANWEST BANCORPORATION

Name of Beneficial Owner	Direct Beneficial Ownership	Indirect Beneficial Ownership		Exercisable Options (1)	Total Beneficial Ownership(2)	Percent of Class
J. Frank Armijo	9,792	—		6,902	16,694	0.10%
Kay C. Carnes	1,365	—		1,500	2,865	0.02%
Craig D. Eerkes	33,117	—		11,722	44,839	0.26%
H. Don Norton	—	424,136	(3)	—	424,136	2.46%
Donald H. Swartz	46,411	5,067	(4)	17,400	68,878	0.40%
P. Mike Taylor	8,668	—		15,200	23,868	0.14%
Patrick J. Rusnak	—	15,500	(5)	900	16,400	0.10%
Rick E. Shamberger (6)	1,500	—		9,600	11,100	0.06%
B. Nicole Sherman	1,500	30,428	(7)	900	32,828	0.19%

All Directors & Executive Officers as a group (12 persons)	102,803	475,256		72,351	650,410	3.78%

(1)	Shares of common stock subject to options currently exercisable within 60 days after April 15th are deemed outstanding for the purpose of computing the percentage of ownership interest of the person holding such options, but are not deemed outstanding for the purpose of computing the percentage ownership for any other person.
(2)	Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission, based on factors including voting and investment power with respect to shares. Applicable percentage ownership is based on 17,216,488 aggregate shares outstanding as of 4/15/10.
(3)	Total includes shares held by HD & RR Norton Investments (397,047), IRA FBO Mr. Norton’s spouse (18,839) and IRA FBO H. Don Norton (8,250).
(4)	Total includes 4,418 shares held by J & M Electric Inc. and 649 shares held as custodian for Mr. Swartz’s grandchildren over which Mr. Swartz’s spouse shares voting and investment power.
(5)	Total includes shares held by Family Trust.
(6)	Rick E. Shamberger resigned from the Company effective February 12, 2010, and all unexercised options will expire on May 13, 2010.
(7)	Shares held for Ms. Sherman through the Company’s 401(k) plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Some of the Company’s directors and executive officers were customers of AmericanWest Bank during 2009 and had transactions with AmericanWest Bank in the ordinary course of business. In addition, some of the Company’s directors and executive officers are officers, directors or shareholders of corporations or partners or members of partnerships, limited liability companies or other entities (each a “Related Party”) which were customers of AmericanWest Bank during 2009 and had transactions with AmericanWest Bank in the ordinary course of business. All loans included in such transactions were made in the ordinary course of business, were on substantially the same terms (including interest rates and collateral) as those prevailing at the time for comparable transactions with other persons and, in the opinion of management, did not involve more than any normal risk of collectability or present other unfavorable features. All transactions (including all loans but excluding deposit accounts opened on terms and conditions generally available to similarly situated customers) between the Company or AmericanWest Bank and any director, executive officer, or Related Party are presented to the full Board for consideration and approval, with the interested director or executive officer not participating in the discussion. The total amount of extensions of credit outstanding as of December 31, 2009 issued to directors, executive officers and Related Parties was $1,662,000.

Information regarding director independence is presented in Item 10 above.

Item 14. Principal Accountant Fees and Services.

The Audit Committee selected Moss Adams LLP as the Company’s independent auditors for the years ended December 31, 2009 and December 31, 2008.

AMERICANWEST BANCORPORATION

Fees Billed to the Company by Moss Adams LLP During 2009 and 2008 were as follows:

	2009	2008
Audit Fees	$247,131	$263,015
Audit Related Fees	45,250	68,737
Tax Fees	—	1,714
All Other Fees	4,364	—

Total Fees Billed	$296,745	$333,466

Audit Fees

The “Audit Fees” shown in the table above are the aggregate fees billed by Moss Adams LLP in the years ended December 31, 2009 and December 31, 2008 for professional services rendered in connection with the audit of the Company’s annual consolidated financial statements and the review of the consolidated financial statements included in the Company’s Forms 10-Q.

Audit-Related Fees

The “Audit-Related Fees” shown in the table above are the aggregate fees billed by Moss Adams LLP during the years ended December 31, 2009 and December 31, 2008 for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements, but not included in Audit Fees above. The Audit-Related Fees for 2008 consisted mainly of work performed for the preparation of a Form S-3 and goodwill impairment analysis.

Tax Fees

The “Tax Fees” shown in the table above are the aggregate fees billed by Moss Adams LLP during the year ended December 31, 2008 for professional services rendered for tax compliance, tax advice, and tax planning. For the year ended December 31, 2009, there were no Tax Fees.

All Other Fees

The “All Other Fees” shown in the table above are the aggregate fees billed by Moss Adams LLP during the year ended December 31, 2009 for all other products and services rendered, other than the services described under Audit Fees, Audit-Related Fees and Tax Fees above. For the year ended 2008 there were no All Other Fees.

The Audit Committee has considered the provision of non-audit services provided by Moss Adams LLP to be compatible with maintaining the independence of Moss Adams LLP.

Policy on Audit Committee Pre-Approval of Audit and Non-Audit Services of Independent Auditor

The Audit Committee’s policy is to pre-approve all audit and non-audit services provided by the Company’s independent auditors. These services may include audit services, audit-related services, tax services and other services. Any pre-approval is detailed as to particular service or category of services and is generally subject to a specific budget. The independent auditors and management are required to periodically report to the full Audit Committee regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. All of the services provided by Moss Adams LLP for services described under Audit Related Fees, Tax Fees and All Other Fees above were approved per the Audit Committee’s pre-approval policies.

AMERICANWEST BANCORPORATION

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)(1)	All financial statements are included in Item 8 of the report to which this Amendment No. 1 relates.

(a)(2)	All schedules are omitted as the required information is not applicable or the information is presented in the Consolidated Financial Statements or related notes.

(a)(3)	Exhibits.

EXHIBIT INDEX

3.1	Amended and Restated Articles of Incorporation of AmericanWest (incorporated by reference to Exhibit 3.1 to the Form 10-Q filed on August 11, 2008).

3.2	Amended and Restated Bylaws of AmericanWest (incorporated by reference to Exhibit 3.2 to the Form 10-Q filed on August 11, 2008).

4.1	Specimen certificate for shares of Common Stock (incorporated by reference to Exhibit 4.1 to the Form S-4/A filed on January 23, 2006 and incorporated herein by reference).

10.1	Order to Cease and Desist dated May 11, 2009, issued by the Federal Deposit Insurance Corporation and Washington Department of Financial Institutions (filed as Exhibit 10.1 to the Form 10-Q filed on May 15, 2009, and incorporated herein by this reference).

10.2	Stipulation to Consent to an Order to Cease and Desist dated May 8, 2009, issued by the Federal Deposit Insurance Corporation and Washington Department of Financial Institutions (filed as Exhibit 10.2 to the Form 10-Q filed on May 15, 2009, and incorporated herein by this reference).

10.3	Written Agreement dated September 15, 2009 by and between AmericanWest Bancorporation and Federal Reserve Bank of San Francisco (filed as Exhibit 10.1 to the Form 8-K filed on September 21, 2009, and incorporated herein by this reference).

10.4	Employment Agreement dated as of September 18, 2006 with Patrick J. Rusnak (incorporated by reference to Exhibit 99.1 to the Form 8-K filed on September 19, 2006).*

10.5	(a) Employment Agreement dated as of January 28, 2005 with Rick Shamberger (incorporated by reference to Exhibit 10.19 to the Form 10-Q filed August 9, 2005).*

(b) Amendment No. 1 to Employment Agreement with Rick Shamberger (incorporated by reference to Exhibit 99.2 to the Form 8-K/A filed January 5, 2007).*

(c) Amendment No. 2 to Employment Agreement with Rick Shamberger (incorporated by reference to Exhibit 99.2 to the Form 8-K filed July 30, 2008).*

10.6	(a) Employment Agreement dated as of January 28, 2005 with Nicole Sherman (incorporated by reference to Exhibit 10.20 to the Form 10-Q filed August 9, 2005).*

(b) Amendment No. 1 to Employment Agreement with Nicole Sherman (incorporated by reference to Exhibit 99.5 to the Form 8-K/A filed January 5, 2007).*

(c) Amendment No. 2 to Employment Agreement with Nicole Sherman (incorporated by reference to Exhibit 10.3 to the Form 10-K filed March 31, 2009).*

(d) Amendment No. 3 to Employment Agreement with Nicole Sherman (incorporated by reference to Exhibit 99.1 to the Form 8-K filed November 25, 2008).*

(e) Amendment No. 4 to Employment Agreement with Nicole Sherman (incorporated by reference to Exhibit 10.3 to the Form 10-Q filed May 15, 2009).*

AMERICANWEST BANCORPORATION

(f) Amendment No. 5 to Employment Agreement with Nicole Sherman. (incorporated by reference to Exhibit 10.6 to the Form 10-K filed March 4, 2010).*

10.7	Employment Agreement dated as of April 1, 2008 with Jay B. Simmons (incorporated by reference to Exhibit 99.1 to the Form 8-K filed April 2, 2008).*

10.8	Separation Agreement and Release of Claims with Robert M. Daugherty (incorporated by reference to Exhibit 10.2 to the Form 10-Q filed November 7, 2008).*

10.9	Amended and Restated Equity Incentive Plan (incorporated by reference to Appendix A to the Definitive Proxy Statement for the 2008 Annual Meeting of Shareholders filed on March 18, 2008).*

10.10	Restricted Stock Unit Agreement dated effective September 26, 2006 between the Company and Patrick J. Rusnak (incorporated by reference to Exhibit 10.25 to the Form 10-K filed on March 15, 2007).*

10.11	Grant of Performance Shares to Rick Shamberger dated as of June 6, 2005 (incorporated by reference to Exhibit 10.24 to the Form 10-Q filed August 9, 2005).*

10.12	Grant of Performance Shares to Nicole Sherman dated as of June 6, 2005 (incorporated by reference to Exhibit 10.25 to the Form 10-Q filed August 9, 2005).*

10.13	Indenture dated as of March 22, 2007, by and between AmericanWest Bancorporation and Wilmington Trust Company, as Trustee, for the issuance of Fixed/Floating Junior Subordinated Deferrable Interest Debentures due 2037 (filed as Exhibit 10.6 to the Form 10-Q filed on May 9, 2007, and incorporated herein by this reference).

10.14	Indenture dated as of March 14, 2006, by and between AmericanWest Bancorporation and Wilmington Trust Company, as Trustee, for the issuance of Fixed/Floating Junior Subordinated Deferrable Interest Debentures due 2036 (filed as Exhibit 10.11 to the Form 10-K filed on March 31, 2009, and incorporated herein by this reference).

10.15	Indenture dated as of June 26, 2003, by and between Columbia Trust Bancorp and US Bank National Association, as Trustee, for the issuance of Floating Junior Subordinated Deferrable Interest Debentures due 2033 (filed as Exhibit 10.12 to the Form 10-K filed on March 31, 2009, and incorporated herein by this reference)11.

10.16	Indenture dated as of September 26, 2002, between AmericanWest Bancorporation, as Issuer, and State Street Bank and Trust Company of Connecticut, National Association, as Trustee, for the issuance of Floating Rate Junior Subordinated Deferrable Interest Debentures due 2032 (filed as Exhibit 10.5 to the Form 10-K filed on March 26, 2003 and incorporated herein by reference).

21.1	Subsidiaries of Registrant. (filed as Exhibit 21.1 to the Form 10-K filed on March 4, 2010, and incorporated herein by this reference).

23.1	Consent of Moss Adams LLP, Independent Registered Public Accounting Firm. (filed as Exhibit 23.1 to the Form 10-K filed on March 4, 2010, and incorporated herein by this reference).

31	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.+

32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.+

*	Denotes executive compensation plan or arrangement.
+	Denotes items filed herewith.

AMERICANWEST BANCORPORATION

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to report to be signed on its behalf by the undersigned, thereunto duly authorized on the 30th day of April, 2010.

AMERICANWEST BANCORPORATION

By:	/s/ Patrick J. Rusnak
Patrick J. Rusnak
President, Chief Executive Officer and Director