Form 10-Q
period 2010-03-31
AMERICANWEST BANCORPORATION
filed 2010-05-12
CIK 726990

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2010

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to

Commission File Number 000-18561

AMERICANWEST BANCORPORATION

(Exact name of registrant as specified in its charter)

Washington	91-1259511
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

41 West Riverside, Suite 300

Spokane, Washington 99201-0813

(Address of principal executive offices, including zip code)

(509) 467-6993

(Registrant’s telephone number, including area code)

41 West Riverside, Suite 400

Spokane, Washington 99201-0813

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

Large Accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Number of Shares Outstanding
Common Stock	17,216,488 at May 10, 2010

AMERICANWEST BANCORPORATION

INDEX TO QUARTERLY REPORT ON FORM 10-Q

March 31, 2010

AMERICANWEST BANCORPORATION

CONSOLIDATED STATEMENTS OF CONDITION

(unaudited)

(in thousands)

	March 31, 2010	December 31, 2009
ASSETS
Cash and due from banks	$30,030	$38,553
Overnight interest bearing deposits with other banks	153,561	163,033

Cash and cash equivalents	183,591	201,586

Securities, available-for-sale at fair value	46,011	48,986

Loans, net of allowance for loan losses of $38,494 and $38,999, respectively	1,153,642	1,231,300

Loans, held for sale	4,797	6,565
Accrued interest receivable	6,312	6,515
FHLB stock	10,267	10,267
Premises and equipment, net	34,894	35,877
Foreclosed real estate and other foreclosed assets	58,301	53,383
Bank owned life insurance	31,454	31,207
Intangible assets	9,995	10,603
Other assets	17,838	19,264

TOTAL ASSETS	$1,557,102	$1,655,553

LIABILITIES
Non-interest bearing demand deposits	$293,664	$305,996
Interest bearing deposits:
NOW, savings account and money market accounts	527,162	574,133
Time, $100,000 and over	196,642	177,376
Other time	394,670	448,035

TOTAL DEPOSITS	1,412,138	1,505,540

Federal Home Loan Bank advances	68,600	63,600
Other borrowings and capital lease obligations	61	83
Junior subordinated debt	41,239	41,239
Accrued interest payable	6,649	7,369
Other liabilities	17,178	18,117

TOTAL LIABILITIES	1,545,865	1,635,948

STOCKHOLDERS’ EQUITY
Preferred stock, no par, shares authorized 5 million	—	—
Common stock, no par, shares authorized 50 million; 17,236 issued and 17,216 outstanding at March 31, 2010; 17,236 issued and 17,213 outstanding at December 31, 2009	253,451	253,431
Accumulated deficit	(243,419)	(234,888)
Accumulated other comprehensive income, net of tax	1,205	1,062

TOTAL STOCKHOLDERS’ EQUITY	11,237	19,605

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,557,102	$1,655,553

The accompanying notes are an integral part of these statements.

AMERICANWEST BANCORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share amounts)

	Three Months Ended March 31,
	2010	2009
Interest Income
Interest and fees on loans	$17,728	$22,464
Interest on securities	526	752
Other interest income	119	35

Total Interest Income	18,373	23,251

Interest Expense
Interest on deposits	4,255	7,557
Interest on borrowings	1,206	1,757

Total Interest Expense	5,461	9,314

Net Interest Income	12,912	13,937
Provision for loan losses	5,000	13,680

Net Interest Income After Provision for Loan Losses	7,912	257

Non-interest Income
Fees and service charges on deposits	2,103	2,208
Fees on mortgage loan sales, net	538	1,924
Other	197	1,668

Total Non-interest Income	2,838	5,800

Non-interest Expense
Salaries and employee benefits	8,068	8,893
Foreclosed real estate and other foreclosed assets expense	2,732	617
Equipment expense	1,914	1,992
Occupancy expense, net	1,701	1,954
FDIC assessment	1,651	3,475
Amortization of intangible assets	608	716
State business and occupation tax	121	20
Other	2,486	2,925

Total Non-interest Expense	19,281	20,592

Loss Before Income Tax Benefit	(8,531)	(14,535)

Income Tax Benefit	—	—

Net Loss	$(8,531)	$(14,535)

Basic loss per common share	$(0.50)	$(0.84)
Diluted loss per common share	$(0.50)	$(0.84)
Basic weighted average shares outstanding	17,216	17,213
Diluted weighted average shares outstanding	17,216	17,213

The accompanying notes are an integral part of these statements.

AMERICANWEST BANCORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31,
	2010	2009
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES
Net Loss	$(8,531)	$(14,535)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provisions for loan losses, unfunded commitments and foreclosed real estate and other foreclosed assets	6,155	13,806
Depreciation and amortization	1,655	1,840
Compensatory stock options and restricted stock expense, net of forfeitures	20	(51)
Loss on sale of premises and equipment, securities and foreclosed real estate and other foreclosed assets	237	66
Loss on impairment of premises	—	59
Stock dividends received	(26)	(26)
Originations of loans held for sale	(22,044)	(111,700)
Proceeds from loans sold	23,812	106,979
Fair value adjustments on mortgage loan activities	(45)	—
Changes in assets and liabilities:
Accrued interest receivable	203	573
Bank owned life insurance	(247)	(250)
Other assets	1,426	(537)
Accrued interest payable	(720)	129
Other liabilities	(848)	412

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	1,047	(3,235)

CASH FLOWS PROVIDED BY INVESTING ACTIVITIES
Securities available-for-sale:
Maturities, calls, sales and principal payments	3,122	5,217
Purchases of Federal Home Loan Bank stock	—	(1,981)
Net decrease increase in loans	62,157	32,353
Purchases of premises and equipment	(142)	(196)
Proceeds from sale of premises and equipment	32	477
Proceeds from sale of foreclosed real estate and other foreclosed assets	4,213	4,603

NET CASH PROVIDED BY INVESTING ACTIVITIES	69,382	40,473

CASH FLOWS USED IN FINANCING ACTIVITIES
Net decrease in deposits	(93,402)	(35,512)
Proceeds from Federal Home Loan Bank advances	5,000	—
Repayments of Federal Home Loan Bank advances and other borrowing activity	(22)	848

NET CASH USED IN FINANCING ACTIVITIES	(88,424)	(34,664)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(17,995)	2,574

Cash and cash equivalents, beginning of year	201,586	66,985

Cash and cash equivalents, end of period	$183,591	$69,559

Supplemental Disclosures:
Cash paid during the period for:
Interest	$6,181	$9,185
Income taxes	$—	$—

Non-cash Investing and Financing Activities:
Foreclosed real estate acquired in settlement of loans	$10,801	$11,566

The accompanying notes are an integral part of these statements.

AMERICANWEST BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. Basis of Presentation

The foregoing unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission. Accordingly, these financial statements do not include all of the disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes included in the annual report on Form 10-K for the year ended December 31, 2009. In the opinion of management, the unaudited interim consolidated financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair presentation of the results for the interim periods presented. The results of operations for the three months ended March 31, 2010 and 2009 are not necessarily indicative of the operating results for the full year.

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

March 31, 2010 ($ in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Obligations of federal government agencies	$3,002	$169	$—	$3,171
Obligations of states, municipalities and political subdivisions	20,116	377	46	20,447
Mortgage-backed securities	20,812	724	3	21,533
Other securities	876	—	16	860

Total	$44,806	$1,270	$65	$46,011

AMERICANWEST BANCORPORATION

December 31, 2009 ($ in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Obligations of federal government agencies	$3,230	$176	$6	$3,400
Obligations of states, municipalities and political subdivisions	20,126	228	61	20,293
Mortgage-backed securities	23,668	751	5	24,414
Other securities	900	—	21	879

Total	$47,924	$1,155	$93	$48,986

The following table includes information on investment securities with unrealized losses at the respective dates:

March 31, 2010 ($ in thousands)	Less than 12 months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of states, municipalities and political subdivisions	$1,394	$15	$2,966	$30	$4,360	$45
Mortgage-backed securities	372	—	372	4	744	4
Other securities	—	—	15	16	15	16

Total	$1,766	$15	$3,353	$50	$5,119	$65

December 31, 2009 ($ in thousands)	Less than 12 months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of federal government agencies	$—	$—	$153	$6	$153	$6
Obligations of states, municipalities and political subdivisions	4,021	33	2,028	28	6,049	61
Mortgage-backed securities	—	—	537	5	537	5
Other securities	5	8	7	13	12	21

Total	$4,026	$41	$2,725	$52	$6,751	$93

Certain investment securities shown above have fair values less than amortized cost and therefore contain unrealized losses. At March 31, 2010, the Company evaluated the securities which had an unrealized loss for other than temporary impairment and determined all declines in value were temporary. There were 14 and 19 investment securities with unrealized losses at March 31, 2010 and December 31, 2009, respectively. The Company anticipates full recovery of amortized cost at maturity, or sooner in the event of a more favorable market interest rate environment, with respect to the securities carried at March 31, 2010.

AMERICANWEST BANCORPORATION

Taxable interest income on securities was $417 thousand and $516 thousand for the three months ended March 31, 2010 and 2009, respectively. Non-taxable interest income on securities was $83 thousand and $192 thousand for the three months ended March 31, 2010 and 2009, respectively. Dividend income on securities was $26 thousand and $44 thousand for the three months ended March 31, 2010 and 2009, respectively. During the three months ended March 31, 2010, total proceeds from sales of securities were $144 thousand and included gains of $3 thousand and losses of $5 thousand. During the three months ended March 31, 2009, there were no sales of securities.

Securities with an amortized cost of $27.7 million and $32.2 million at March 31, 2010 and December 31, 2009, respectively, were pledged for purposes required or permitted by law. The market value of these securities was $28.7 million and $33.2 million at March 31, 2010 and December 31, 2009, respectively.

The contractual scheduled maturity of securities at March 31, 2010 was as follows:

($ in thousands)	Amortized Cost	Fair Value
Due in one year or less	$2,658	$2,684
Due from one to five years	5,159	5,395
Due from five to ten years	10,747	10,994
Due after ten years	25,366	26,079
Other nonmaturity securities	876	859

Total	$44,806	$46,011

Expected maturities will differ from contractual maturities as the issuers of certain debt securities have the right to call or prepay their obligations without penalties. Mortgage-backed securities have been classified above based on contractual maturities.

NOTE 3. Loans and Allowance for Loan Losses

Aggregate loan balances by category as of March 31, 2010 and December 31, 2009 were as follows:

($ in thousands)	March 31, 2010	% of Total	December 31, 2009	% of Total
Commercial real estate	$620,113	52%	$627,984	49%
Residential real estate	172,766	14%	183,320	15%
Construction, land development and other land	128,871	11%	168,454	13%
Agricultural	128,732	11%	142,404	11%
Commercial and industrial	125,517	11%	130,705	10%
Installment and other	17,594	1%	19,040	2%

Total loans	1,193,593	100%	1,271,907	100%

Allowance for loan losses	(38,494)		(38,999)
Deferred loan fees, net of deferred costs	(1,457)		(1,608)

Net loans	$1,153,642		$1,231,300

The allowance for loan losses and reserve for unfunded commitments are maintained at levels considered adequate by management to provide for probable loan losses as of the Consolidated Statements of Condition reporting dates. The allowance for loan losses and reserve for unfunded commitments are based on management’s assessment of various factors affecting the loan portfolio, including problem loans, business conditions and loss experience, and an overall evaluation of the quality of the underlying collateral. Changes in the allowance for loan losses and the reserve for unfunded commitments during the three months ended March 31, 2010 and 2009 were as follows:

	Three Months Ended March 31,
($ in thousands)	2010	2009
Allowance for loan losses:
Balance, beginning of period	$38,999	$44,722
Loan loss provision	5,000	13,680
Loans charged-off	(6,171)	(17,943)
Recoveries	666	216

Balance, end of period	$38,494	$40,675

AMERICANWEST BANCORPORATION

	Three Months Ended March 31,
($ in thousands)	2010	2009
Reserve for Unfunded Commitments:
Balance, beginning of period	$456	$660
Unfunded commitments benefit	(46)	—

Balance, end of period	$410	$660

The provision for unfunded commitments is included in other non-interest expense within the Consolidated Statements of Operations and the reserve for unfunded commitments is included in other liabilities within the Consolidated Statements of Condition.

Impaired loan information as of March 31, 2010 and December 31, 2009 was as follows:

($ in thousands)	March 31, 2010	December 31, 2009
Impaired loans without a specific allowance for loan losses	$79,344	$92,665
Impaired loans with a specific allowance for loan losses	$17,616	$22,230
Non-accrual loans	$91,367	$107,900

The specific allowance associated with the loans in the above table was $3.6 million at March 31, 2010 and was related to four borrowers.

The impaired and non-accrual loans shown for March 31, 2010 and December 31, 2009 included $2.5 million and $2.6 million, respectively, of government guarantees. Had the impaired loans been performing during the three months ended March 31, 2010, the Company would have recognized an additional $1.8 million in interest income. The Company recognized $152 thousand of interest income on the impaired loans in the above table during the three months ended March 31, 2010, of which $85 thousand was related to performing restructured loans discussed below.

At March 31, 2010 and December 31, 2009, impaired loans of $7.0 million were classified as performing restructured loans. The restructurings were granted in response to borrower financial difficulty, and generally provide for a temporary modification of loan repayment terms. In order for a restructured loan to be considered performing and on accrual status, the loan’s collateral coverage generally will be greater than or equal to 100% of the loan balance, the loan is current on payments, and the borrower must either prefund an interest reserve or demonstrate the ability to make payments from a verified source of cash flow. The performing impaired loans were performing in accordance with the original loan terms at the time of modification and were performing in accordance with the modified terms as of the reporting date. The above table included $12.6 million and $9.2 million of impaired loans classified as non-performing restructured loans at March 31, 2010 and December 31, 2009, respectively.

AMERICANWEST BANCORPORATION

NOTE 4. Goodwill

At March 31, 2010, the Company had $10.0 million of core deposit intangible assets which were recorded in connection with various business combinations. Generally accepted accounting principles require core deposit intangible assets to be amortized to expense over their useful lives.

NOTE 5. Junior Subordinated Debt

As of March 31, 2010, the Company had four wholly-owned trusts (Trusts) that were formed to issue trust preferred securities and related common securities of the Trusts. The Trusts are summarized as follows:

($ in thousands)	Issue Date	Outstanding Amount	Rate		Effective Rate	Next Call Date	Maturity Date
Trust Name
AmericanWest Statutory Trust I	September 2002	$10,310	Floating	(1)	3.68%	June 2010	September 2032
Columbia Trust Statutory Trust I	June 2003	3,093	Floating	(2)	3.38%	June 2010	June 2033
AmericanWest Capital Trust II	March 2006	7,217	6.76%	(3)	6.76%	March 2011	March 2036
AmericanWest Capital Trust III	March 2007	20,619	6.53%	(4)	6.53%	March 2012	June 2037

		$41,239

(1)	Rate based on LIBOR plus 3.40%, adjusted quarterly.
(2)	Rate based on LIBOR plus 3.10%, adjusted quarterly.
(3)	Rate fixed for 5 years from issuance, then adjusted quarterly thereafter based on LIBOR plus 1.50%.
(4)	Rate fixed for 5 years from issuance, then adjusted quarterly thereafter based on LIBOR plus 1.63%.

All of the common securities of the Trusts are owned by the Company. The Trusts issued their preferred securities to investors, and used the proceeds to purchase junior subordinated debt of the Company. The Company has fully and unconditionally guaranteed the trust preferred securities along with all obligations of the Trusts under the trust agreements. Interest income from the junior subordinated debt is the source of revenues for these Trusts. In accordance with generally accepted accounting standards, the Trusts are not consolidated in the Company’s financial statements.

In accordance with the provisions of the related indentures, the Company has notified the trustees of the Trusts each quarter since the third quarter of 2008 that the payment of interest on the junior subordinated debt will be deferred. The Company has the right to defer payment of interest for up to 20 consecutive quarters, although it will continue to accrue the cost and recognize the expense of the interest at the normal rate on a compounded basis until such time as the deferred arrearage has been paid current. As of March 31, 2010, interest totaling $4.6 million, which is included in accrued interest payable within the Consolidated Statements of Condition, was deferred and in arrears.

As of March 31, 2010, $3.3 million of the $40.0 million junior subordinated debt (excluding the common stock of the Trusts) qualified as Tier I capital. Under the guidance issued by the Board of Governors of the Federal Reserve Bank of San Francisco (FRB), a portion of the balance may qualify as Tier 2 capital, although Tier 2 capital cannot exceed Tier 1 capital. The FRB adopted a rule, effective March 31, 2011, that permits the inclusion of junior subordinated debt in Tier I capital, but with stricter quantitative limits. This new rule is not expected to impact the Company. There can be no assurance that the FRB will not further limit the amount of junior subordinated debt permitted to be included in Tier I capital for regulatory capital purposes.

NOTE 6. Comprehensive Loss

Total comprehensive loss, which includes the net loss and unrealized gains and losses on the Company’s available-for-sale securities, net of tax, was $8.4 million and $14.4 million for the three months ended March 31, 2010 and 2009, respectively.

AMERICANWEST BANCORPORATION

NOTE 7. Cash Dividends

Pursuant to the provisions of a Supervisory Prompt Corrective Action Directive issued to the Bank by the Federal Deposit Insurance Corporation (FDIC) on February 24, 2010 and a Cease and Desist Order issued to the Bank by the FDIC and Washington Department of Financial Institutions (DFI) effective May 11, 2009, the Bank is prohibited from paying any cash dividends without prior regulatory approval. In addition, the Company was notified by the Federal Reserve System (FRB) in August 2008 that it could not make any dividend payments without prior approval from the FRB. As a result, no cash dividend payments were declared or paid by the Company during the three months ended March 31, 2010 or 2009.

NOTE 8. Loss Per Share

The following is a reconciliation of the numerators and denominators for basic and diluted loss per share computations for the three months ended March 31, 2010 and 2009:

	Three Months Ended March 31,
(in thousands, except per share)	2010	2009
Numerator:
Net loss	$(8,531)	$(14,535)

Denominator:
Weighted average number of common shares outstanding	17,216	17,213

Basic loss per common share	$(0.50)	$(0.84)
Diluted loss per common share	$(0.50)	$(0.84)

Anti-dilutive warrants, stock options, and compensatory awards not included in diluted loss per share	2,213	315

NOTE 9. Stock-Based Compensation

The AmericanWest Bancorporation 2006 Equity Incentive Plan (Plan) provides for the issuance of incentive stock options, nonqualified stock options, restricted stock awards and unrestricted stock awards to key employees, officers and directors. The Plan was amended during 2008 to increase the number of authorized shares for issuance under all awards by 250,000 shares (plus any shares under the Company’s 2001 Stock Option Plan as to which options or other benefits granted and outstanding as of March 17, 2006 may lapse, expire, terminate or be canceled). The number of shares subject to stock options and restricted stock awards issued under the Plan as of March 31, 2010 was 683,354. The Board of Directors’ Compensation Committee administers the Plan. The maximum term of an incentive stock option granted under the Plan is ten years and the Plan will terminate on March 17, 2016.

Stock Options

Compensation expense related to stock options is summarized in the table below including the impact on net loss and diluted loss per share for the three months ended March 31, 2010 and 2009:

	Three months ended March 31,
($ in thousands)	2010	2009
Stock option compensation cost	$8	$5
Impact on net loss	$8	$5
Impact on diluted loss per share	$—	$—

AMERICANWEST BANCORPORATION

The following table summarizes the stock option activity for the three months ended March 31, 2010:

	Options	Weighted average exercise price
Outstanding at December 31, 2009	256,681	$14.57
Granted	—	—
Exercised	—	—
Forfeited	(11,784)	12.03

Outstanding at March 31, 2010	244,897	$14.70

Exercisable at March 31, 2010	182,645	$17.09

There were no options issued or exercised during the three months ended March 31, 2010 or 2009.

Total unrecognized compensation cost at March 31, 2010 was $44 thousand, which will be recognized through 2013. The amortization of stock-based compensation reflects estimated forfeitures adjusted for actual forfeiture experience. Estimated forfeitures will be continually evaluated in subsequent periods and may change based on new facts and circumstances.

The weighted average remaining term for outstanding and exercisable stock options at March 31, 2010 was 5.5 years and 4.7 years, respectively. The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the market price of the Company’s common stock as of the reporting date. Since none of the stock options outstanding and exercisable at March 31, 2010 had an exercise price lower than the market value of the Company’s common stock, these options had no aggregate intrinsic value as of that date.

Restricted Common Stock Awards

The Company has granted performance-based restricted common stock awards to certain executives and employees. Outstanding performance-based awards vest between November 2010 and August 2012 and are expensed as compensation over the period earned. Certain agreements require that the Company or the individual meet performance criteria and, for every year that the goal is not achieved, the award recipients forfeit 20% of their performance-based restricted common stock award. Awards are also forfeited if an employee’s employment with the Company or the Bank is terminated prior to vesting other than pursuant to a change in control.

The purpose of these awards is to promote the long term interests of the Company and its shareholders by providing a financial incentive as a means for retaining certain key executives and employees. For the three months ended March 31, 2010 and 2009, compensation expense, pre-tax, related to these grants was approximately $12 thousand and $9 thousand, respectively. In addition, the compensation expense for the three months ended March 31, 2009, was offset by the reversal of $65 thousand related to the termination of an executive’s employment and the forfeiture of 5,000 shares of restricted common stock.

AMERICANWEST BANCORPORATION

The following table summarizes both unvested performance restricted and unvested restricted common stock activity for the three months ended March 31, 2010:

	Restricted Common Stock	Weighted average grant date fair value
Unvested as of December 31, 2009	22,500	$21.15
Granted	—	—
Vested	(3,200)	20.68
Forfeited	—	—

Unvested as of March 31, 2010	19,300	$21.23

NOTE 10. Warrants

In connection with an agreement engaging a strategic advisor, the Company granted a warrant to purchase up to ten percent of the Company’s outstanding common stock on a fully-diluted basis taking into account all outstanding options, rights and warrants, with an exercise price equal to the closing price per share as of the date of the execution of the agreement, or $0.49 per share. The warrant for 1,942,772 shares vests upon the closing of a capital transaction, subject to certain limitations. Additionally, upon the closing of a capital transaction the Company has agreed to issue to the strategic advisor for $100 an additional warrant to acquire a number of shares equal to ten percent of the new shares issued, with an exercise price equal to the price paid by the investors purchasing shares in such capital transaction, subject to certain limitations.

NOTE 11. Fair Value Measurement

The Company has adopted generally accepted accounting principles which provide enhanced guidance for measuring assets and liabilities using fair value, and which apply to situations where other standards require or permit assets or liabilities to be measured at fair value. The standards also require expanded disclosure of items that are measured at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings.

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

The following table summarizes the Company’s financial instruments that were measured at fair value on a recurring basis at March 31, 2010:

	Fair Value	Fair Value Measurements Using
($ in thousands)		Level 1	Level 2	Level 3
Recurring assets
Obligations of federal government agencies	$3,171	$3,171	$—	$—
Obligations of states, municipalities, and political subdivisions	$20,402	$20,402	$—	$—
Mortgage backed securities	$18,689	$—	$18,689	$—
Other securities	$18	$18	$—	$—
Rate lock commitments	$45	$—	$—	$45

AMERICANWEST BANCORPORATION

The following table summarizes the changes during the three months ended March 31, 2010 for recurring assets measured using level 3:

($ in thousands)	Rate lock commitments	Forward sales commitments
December 31, 2009	$—	$—
Gains	45	—

March 31, 2010	$45	$—

Gains shown in the table above are included in fees on mortgage loan sales, net within the Consolidated Statements of Operations and included in the fair value adjustments on mortgage loan activities in the Consolidated Statements of Cash Flows.

In addition, certain assets are measured at fair value on a non-recurring basis. Adjustments to fair value based on such non-recurring transactions generally result from the application of lower-of-cost-or-market accounting or write-downs of individual assets due to impairment. The following table summarizes assets of the Company that were measured at fair value on a non-recurring basis at March 31, 2010, and the total amount charged to operations resulting from fair value adjustments for the three months ended March 31, 2010:

	Fair Value	Fair Value Measurements Using			Three months ended March 31, 2010
($ in thousands)		Level 1	Level 2	Level 3	Total Loss
Non-Recurring
Impaired loans	$34,855	$—	$—	$34,855	$6,171
Foreclosed real estate and other foreclosed assets	$57,438	$—	$—	$57,438	$1,201

Impaired loans included in the table above are collateral dependent and have been adjusted to fair value based on the estimated fair value of the underlying collateral, less estimated selling costs. If the Bank determines that the value of an impaired loan is less than the recorded investment in the loan, the carrying value is adjusted through a charge-off recorded through the allowance for loan losses. The Total Loss column for impaired loans shown above represents charge-offs related to impaired loans recognized during the three months ended March 31, 2010.

The foreclosed real estate and other foreclosed assets referenced in the table above have been adjusted to estimated fair value, less estimated selling costs. At the time of foreclosure, foreclosed assets are recorded at the lower of the carrying amount of the loan or the estimated fair value less estimated selling costs. Any write-downs based on the asset’s fair value at the date of acquisition are charged to the allowance for loan losses. After foreclosure, management periodically obtains updated valuations of the foreclosed assets and, if additional impairments are deemed necessary, the impairment is recorded in foreclosed real estate and other foreclosed assets expense within the Consolidated Statements of Operations. The Total Loss column for foreclosed real estate and other foreclosed assets shown above represents impairments charged to the Consolidated Statements of Operations during the three months ended March 31, 2010.

AMERICANWEST BANCORPORATION

The following fair value table includes those financial instruments for which it is practical to estimate fair value. It does not include the value of premises and equipment and intangible assets such as customer relationships and core deposit intangibles. The table summarizes carrying amounts, estimated fair values, and assumptions used by the Company to estimate fair value as of March 31, 2010 and December 31, 2009:

As of March 31, 2010: ($ in thousands)	Assumptions Used in Estimating Fair Value	Carrying Amount	Estimated Fair Value
Financial Assets:
Cash and due from banks	Equal to carrying value	$30,030	$30,030
Overnight interest bearing deposits with other banks	Equal to carrying value	153,561	153,561
Securities	Quoted market prices	46,011	46,011
Federal Home Loan Bank Stock	Par value	10,267	10,267
Loans, held for sale	Equal to carrying value	4,797	4,797
Loans	Based on publicly available information on assisted transactions for similar loan portfolios	1,153,642	822,547
Bank owned life insurance	Equal to carrying value	31,454	31,454
Mortgage loan derivative instruments, net	Equal to carrying value	45	45

Financial Liabilities:
Deposits	Fixed-rate certificate of deposits at discounted expected future cash flows and all other deposits equal to carrying value	1,412,138	1,418,805
Federal Home Loan Bank advances and other borrowings	Discounted expected future cash flows	68,661	69,414
Junior subordinated debentures	Discounted expected future cash flows	41,239	28,629

As of December 31, 2009: ($ in thousands)	Assumptions Used in Estimating Fair Value	Carrying Amount	Estimated Fair Value
Financial Assets:
Cash and due from banks	Equal to carrying value	$38,553	$38,553
Overnight interest bearing deposits with other banks	Equal to carrying value	163,033	163,033
Securities	Quoted market prices	48,986	48,986
Federal Home Loan Bank Stock	Par value	10,267	10,267
Loans, held for sale	Equal to carrying value	6,565	6,565
Loans	Fixed-rate loans at discounted expected future cash flows, and variable-rate loans equal to carrying value, net of allowance for loan losses and liquidity discount	1,231,300	1,196,386
Bank owned life insurance	Equal to carrying value	31,207	31,207

Financial Liabilities:
Deposits	Fixed-rate certificate of deposits at discounted expected future cash flows and all other deposits equal to carrying value	1,505,540	1,511,013
Federal Home Loan Bank advances and other borrowings	Discounted expected future cash flows	63,683	64,831
Junior subordinated debentures	Discounted expected future cash flows	41,239	27,454
Mortgage loan derivative instruments, net	Equal to carrying value	—	—

NOTE 12. Derivatives

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

AMERICANWEST BANCORPORATION

The Bank periodically enters into forward delivery contracts to sell residential mortgage loans to investors at specific prices and dates in order to hedge the interest rate risk in its portfolio of mortgage loans held for sale and its residential mortgage loan commitments. Credit risk associated with forward contracts is limited to the replacement cost of those forward contracts in a gain position. There were no counterparty default losses on forward contracts in the three months ended March 31, 2010. Market risk with respect to forward contracts arises principally from changes in the value of contractual positions due to changes in market interest rates. The Bank limits its exposure to market risk by monitoring differences between commitments to customers and forward contracts with investors. In the event the Company has forward delivery contract commitments in excess of available mortgage loans, the Company completes the transaction by either paying or receiving a fee to or from the investors equal to the increase or decrease in the market value of the forward contract. At March 31, 2010, the Bank had commitments to originate mortgage loans held for sale at pre-determined interest rates totaling $9.3 million. At March 31, 2010, the Bank did not have any forward sales commitments.

The following table summarizes the types of derivatives, separately by assets and liabilities, their location on the Consolidated Statements of Condition, and the fair values of such derivatives as of March 31, 2010 and December 31, 2009:

($ in thousands) Underlying Risk Exposure	Description	Balance Sheet Location	March 31, 2010	December 31, 2009
Asset Derivatives
Interest rate contracts	Rate lock commitments	Other assets	$45	$—
Interest rate contracts	Forward sales commitments	Other assets	—	—

Total asset derivatives			$45	$—

Liability Derivatives
Interest rate contracts	Rate lock commitments	Other liabilities	$—	$—
Interest rate contracts	Forward sales commitments	Other liabilities	—	—

Total liability derivatives			$—	$—

NOTE 13. Recent Accounting Pronouncements

In March 2010, FASB issued Accounting Standards Update (ASU) No. 2010-11, Derivatives and Hedging (Topic 815): Scope Exception Related to Embedded Credit Derivatives. The update clarifies scope exceptions related to certain credit derivatives and the accounting for such credit derivatives. The update is effective on July 1, 2010 and is not expected to have a material impact on the Company.

In February 2010, FASB issued ASU No. 2010-09, Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements. This update removed the requirement that the date through which subsequent events are evaluated be disclosed. This update was effective immediately upon the issuance and did not have a material impact on the Company.

In January 2010, FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. The update requires expanded disclosures and clarifies existing disclosure requirements. This update was effective on January 1, 2010 and did not have a material impact on the Company.

In December 2009, the FASB issued ASU No. 2009-16 Transfers and Servicing (Topic 860), Accounting for Transfers of Financial Assets. This guidance establishes standards for transfers and servicing of financial assets and the accounting for transfers of servicing assets. The guidance was effective beginning on January 1, 2010 and did not have a material impact on the Company.

AMERICANWEST BANCORPORATION

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

Forward-Looking Statements

Certain matters discussed in this Quarterly Report on Form 10-Q including, but not limited to, matters described in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” include forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (PSLRA). Such forward-looking statements may include statements or forecasts about the Company’s financial condition and results of operations, expectations for future financial performance, and assumptions for those forecasts and expectations. The Company makes forward-looking statements about potential problem loans, cash flows, strategic initiatives, capital initiatives, and the adequacy of the allowance for loan losses. Actual results might differ significantly from the Company’s forecasts and expectations due to several factors. Some of these factors include, but are not limited to, impact of the current national and regional economy (including real estate values), borrower financial capacity in the Company’s market, changes in loan portfolio composition, the ability of the Company to comply with the FDIC’s Order to Cease and Desist and Supervisory Prompt Corrective Action Directive and Federal Reserve Written Agreement, the Company’s ability to raise additional regulatory capital and the dilutive effect of capital raising, the Company’s access to liquidity sources, the Company’s ability to attract and retain quality customers, interest rate movements and the impact on net interest margins such movements may cause, the Company’s products and services, the Company’s ability to attract and retain qualified employees, regulatory changes, and competition with other banks and financial institutions. Words such as “targets,” “expects,” “anticipates,” “believes,” and other similar expressions, and future or conditional verbs such as “will,” “may,” “should,” “would,” and “could,” are intended to identify such forward-looking statements. Readers should not place undue reliance on the forward-looking statements, which reflect management’s view only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect subsequent events or circumstances. This statement is included for the express purpose of protecting the Company under PSLRA’s safe harbor provisions. Other factors are included in the Annual Report on Form 10-K for the year ended December 31, 2009, filed with the US Securities and Exchange Commission (SEC) available on the SEC’s website at www.sec.gov, as supplemented from time to time in Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

The following discussion contains a review of the results of operations and financial condition for the three months ended March 31, 2010 and 2009. This information should be read in conjunction with the financial statements and related notes appearing in this report. The reader is assumed to have access to the Company’s Form 10-K for the year ended December 31, 2009, which contains additional information.

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

AMERICANWEST BANCORPORATION

The Company’s stock was traded on the NASDAQ Global Select market under the symbol AWBC until March 23, 2010, and since that time the Company’s bid and ask prices are quoted in the Pink Sheets and on the OTC Bulletin Board under the symbol “AWBC.PK.”

On February 26, 2010, the Bank received from the Federal Deposit Insurance Corporation (FDIC) a Supervisory Prompt Corrective Action Directive (PCA Directive), directing the Bank to recapitalize within 30 days of receipt, and reiterating various requirements already imposed on the Bank by an Order to Cease and Desist discussed below. The PCA Directive informed the Bank that its Capital Restoration Plan dated July 2, 2009 was unacceptable.

On May 8, 2009, the Bank entered into a Stipulation and Consent to the Issuance of an Order to Cease and Desist (Stipulation) with the FDIC and the Washington State Department of Financial Institutions, Division of Banks (DFI) that was issued in connection with a routine regulatory examination of the Bank completed during December 2008 (Examination). Pursuant to the Stipulation, the FDIC and the DFI issued an Order to Cease and Desist (Order) on May 11, 2009. Neither the Bank nor the Company admitted any wrongdoing and no monetary penalties were imposed in connection with the Order. Copies of the Stipulation and the Order were included as Exhibits 10.1 and 10.2 of the Form 10-Q filed on May 15, 2009.

The Order and the PCA Directive require the Bank to:

•

Recapitalize the Bank. The Order required the Bank to increase its Tier 1 leverage ratio to 10.0% by September 9, 2009. The PCA Directive directed the Bank to sell its securities or obligations so that the Bank will be adequately capitalized or accept an offer to be acquired by or combine with another financial institution, by March 28, 2010. The Bank did not meet the Tier 1 leverage ratio requirement by the prescribed deadline and the Bank did not become adequately capitalized by the prescribed deadline. Management and its financial advisors are continuing aggressive efforts with respect to enhancing the Bank’s regulatory capital ratios through sale of new equity securities to private investors and divestiture of selected assets. Prior to the receipt of the PCA Directive, the Company engaged an additional investment banker to enhance its continuing efforts.

•

Retain qualified senior executive officers, including a Chief Financial Officer and a Chief Credit Officer, with written authority from the Board of Directors to implement the provisions of the Order, and obtain an independent study of the Bank’s lending and credit functions to determine if additional personnel were necessary. The independent study was completed on June 15, 2009 and a related plan to implement its recommendations was approved by the Board of Directors on July 30, 2009. A copy of the study and the plan were furnished to the FDIC and DFI. The Bank believes that it has the appropriate management and lending and credit personnel, as required by the Order, but with the resignation of its Chief Credit Officer in February 2010, has initiated an executive search and implemented an interim succession plan which management believes is effective.

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

AMERICANWEST BANCORPORATION

•

Maintain and implement a policy for determining the adequacy of the allowance for loan and lease losses (ALLL), to include a review of the ALLL at least quarterly and correction of any deficiency in the ALLL indicated by the review. The Board of Directors has reviewed the Bank’s policies and practices with respect to determining the adequacy of the ALLL and believes that such policies and practices are adequate and appropriate. The Board of Directors has reviewed the ALLL quarterly and believes that it has been adequate.

•

Charge-off, by June 30, 2009, all assets classified as “loss” and 50% of loans classified as “doubtful” as of the Report of Examination issued in February 2009 (ROE). These actions were completed prior to June 30, 2009, with no additional material loss recognized.

•

Reduce the level of assets classified as “substandard” or “doubtful” noted in the ROE to 75% of capital by September 8, 2009. As of March 31, 2010, the assets classified as “substandard” or “doubtful’ were reduced by $131.0 million since the ROE, and the related ratio was 114%. This target was not achieved by the deadline, primarily due to continued reductions in the Bank’s capital.

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

•

Refrain from extending credit to or for the benefit of (i) any borrower who has an extension of credit from the Bank that has been charged off or classified, in whole or in part, “Loss,” (ii) any borrower who has an extension of credit from the Bank that has been classified, in whole or in part, “Doubtful,” without prior approval of the Board of Directors or loan committee and collection of all interest due, or (iii) any borrower who has an extension of credit from the Bank in excess of $500 thousand that has been classified “Substandard,” without prior approval of the Board of Directors or loan committee and collection of all interest due. Since the date of the Order, the Bank has not made any extensions of credit in violation of these limitations.

•

Develop a written plan for reducing extensions of credit to borrowers in the Land Development and Construction (LDC) Loan concentrations by June 10, 2009, and refrain from making any additional LDC loans, except in accordance with such plan. A written plan to reduce such extensions of credit was adopted by the Board of Directors on June 6, 2009, and a copy was provided to the FDIC and DFI. Since that date, the Bank has not made any additional LDC loans except in accordance with such plan and with the prior approval of the Board of Directors. As of March 31, 2010, the aggregate amount of LDC loans has been reduced by $259.5 million since December 31, 2008, representing 67% of the December 31, 2008 total of LDC loans.

•

Develop policies for maintenance of an adequate level of liquidity, restrict the interest rates the Bank pays on deposits to maintain compliance with Section 337.6 of the FDIC Rules and Regulations, and refrain from accepting or renewing any brokered certificates of deposit. The Board of Directors determined that

AMERICANWEST BANCORPORATION

the Bank had in place adequate policies and procedures for maintenance of liquidity. The Bank provided written certification to the FDIC and DFI on June 4, 2009 that the Bank’s deposit pricing complied with the requirements of Section 337.6 and continues to monitor interest rates to maintain compliance with such requirements. The Bank has not accepted or renewed any brokered certificates of deposit since August 2008, and has reduced the level of such deposits from $240.7 million at June 30, 2008 to $2.5 million at March 31, 2010.

•

Formulate and implement a written profit plan and multi-year strategic plan by August 9, 2009. These plans were approved by the Board of Directors on August 7, 2009 and copies were furnished to the FDIC and DFI.

•	Not permit its average total assets to increase from quarter to quarter. The Bank’s average assets have not increased since the issuance of the Order.

In addition, the Order requires that the Board of Directors continue its participation in the affairs of the Bank, and increase such participation as appropriate, including approval of sound policies and objectives and supervision of the Bank’s activities. The Board of Directors believes that it maintained significant and appropriate participation prior to the Order being issued, has continued to do so during the life of the Order to date, and is appropriately fulfilling its participation, oversight and supervision responsibilities, having met nine times during the first quarter of 2010.

Although management has undertaken actions to comply with all aspects of the Order and the PCA Directive, there can be no assurance that full compliance will be achieved. As a result, the Bank could become subject to further restrictions or to penalties. Full satisfaction of the Order’s and PCA Directive’s requirements will depend almost exclusively on raising a significant amount of additional capital.

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

As of December 31, 2009, due to the Company’s significant net loss from operations in 2009, deterioration in the credit quality of the loan portfolio, and the decline in the level of its regulatory capital to support operations, there was substantial doubt about the Company’s ability to continue as a going concern. The financial statements contained in this report have been prepared assuming the Company will continue as a going concern.

AMERICANWEST BANCORPORATION

Results of Operations

Overview

The Company reported a net loss of $8.5 million or $0.50 per share for the three months ended March 31, 2010, compared to a net loss of $14.5 million or $0.84 per share for the same period in 2009. The negative annualized return on average assets, for the three months ended March 31, 2010, was 2.16% as compared to 3.18% for the three months ended March 31, 2009.

The Company recognized a provision for loan losses of $5.0 million, or 1.65% of average loans on an annualized basis, for the three months ended March 31, 2010, as compared to $13.7 million, or 3.44% of average loans annualized, for the three months ended March 31, 2009. For the quarter ended March 31, 2010, net charge-offs were $5.5 million, or 1.81% of average gross loans annualized, as compared to $17.7 million, or 4.45%, for the first quarter of 2009.

The table below summarizes the Company’s financial performance for the three months ended March 31, 2010 and 2009:

	Three Months Ended March 31,
($ in thousands except per share data)	2010	2009	% Change
Interest Income	$18,373	$23,251	-21%
Interest Expense	5,461	9,314	-41%

Net Interest Income	12,912	13,937	-7%
Loan Loss Provision	5,000	13,680	-63%

Net interest income after loan loss provision	7,912	257	2979%

Non-interest Income	2,838	5,800	-51%
Non-interest Expense	19,281	20,592	-6%

Loss before income tax benefit	(8,531)	(14,535)	41%
Income tax benefit	—	—	0%

Net Loss	$(8,531)	$(14,535)	41%

Basic loss per common share	$(0.50)	$(0.84)	40%
Diluted loss per common share	$(0.50)	$(0.84)	40%

AMERICANWEST BANCORPORATION

Selected Financial Information: ($ in thousands except per share data, ratios are annualized)	Three Months Ended March 31,
	2010	2009
Net loss	$(8,531)	$(14,535)
Diluted loss per common share	$(0.50)	$(0.84)
Return on average assets	-2.16%	-3.18%
Return on average equity	-206.00%	-66.70%
Efficiency ratio	101.21%	97.58%
Non-interest income to average assets	0.72%	1.27%
Non-interest expenses to average assets	4.88%	4.50%
Net interest margin (1)	3.62%	3.31%

(1)	Presented on a tax equivalent basis for tax exempt securities. Average loans include loans held for sale and non-accrual loans.

Net Interest Income

Three Months Ended March 31, 2010 and 2009

Net interest income for the first quarter of 2010 was $12.9 million, a decrease of $1.0 million from the first quarter of 2009. Interest income for the first quarter of 2010 was $18.4 million, a decrease of $4.9 million from the same period of the prior year. The decrease in interest income is related mainly to the decline in the yield on earning assets of 36 basis points as well as a decline in average earning assets of $270.2 million. The Company’s cost of funds inclusive of non-interest bearing demand deposits was 1.42% in the first quarter of 2010, as compared to 2.17% in the same period of 2009. Interest expense for the first quarter of 2010 was $5.5 million, a decrease of $3.9 million from the similar period of the prior year. The decrease in interest expense from the first quarter of 2009 is a result of a decrease in the cost of funds of 86 basis points and a decrease in average interest bearing liabilities of $180.7 million.

The tax equivalent net interest margin for the first quarter of 2010 was 3.62%, an increase of 31 basis points from the same period in 2009. The increase was driven by a reduction in the cost of funds of 86 basis points partially offset by a decrease in the yield on earning assets of 36 basis points. The decrease in the cost of funds was driven by the cost of interest bearing deposits declining 102 basis points. The average yield on loans for the first quarter of 2010 was 5.84%, an increase of 20 basis points from the same period of 2009. The impact of non-accrual loans on the net interest margin for the first quarter of 2010 was approximately 54 basis points. Contributing the decline in the yield on earning assets was an increase in the impact of on-balance sheet liquidity of 48 basis points.

AMERICANWEST BANCORPORATION

The following table sets forth the Company’s net interest margin for the three months ended March 31, 2010 and 2009:

	Three months ended March 31,
	2010			2009
($ in thousands)	Average Balance	Interest	%	Average Balance	Interest	%
Assets
Loans (1)	$1,230,294	$17,728	5.84%	$1,614,190	$22,464	5.64%
Taxable securities	40,000	443	4.49%	45,589	560	4.98%
Non-taxable securities (2)	7,713	125	6.57%	19,106	292	6.20%
FHLB Stock	10,267	—	0.00%	9,586	—	0.00%
Overnight deposits with other banks and other	161,102	119	0.30%	31,097	35	0.46%

Total interest earning assets	1,449,376	18,415	5.15%	1,719,568	23,351	5.51%

Non-interest earning assets	151,407			134,719

Total assets	$1,600,783			$1,854,287

Liabilities
Interest bearing demand deposits	$189,058	$167	0.36%	$131,007	$132	0.41%
Savings and MMDA deposits	357,046	718	0.82%	426,313	1,768	1.68%
Time deposits	610,264	3,370	2.24%	664,369	5,657	3.45%

Total interest bearing deposits	1,156,368	4,255	1.49%	1,221,689	7,557	2.51%

Overnight borrowings	5,889	11	0.76%	94,242	214	0.92%
Junior subordinated debt	41,239	637	6.26%	41,239	641	6.30%
Other borrowings	60,675	558	3.73%	87,721	902	4.17%

Total interest bearing liabilities	1,264,171	5,461	1.75%	1,444,891	9,314	2.61%

Non-interest bearing demand deposits	295,073			295,854
Other non-interest bearing liabilities	24,744			25,168

Total liabilities	1,583,988			1,765,913
Stockholders’ Equity	16,795			88,374

Total liabilities and stockholders’ equity	$1,600,783			$1,854,287

Net interest income and spread		$12,954	3.40%		$14,037	2.90%

Net interest margin to average earning assets			3.62%			3.31%

(1)	Includes loans held for sale and non-accrual loans in average loans. Interest income includes loan fee income.
(2)	Tax-exempt securities income has been presented using a tax equivalent basis and an assumed tax rate of 34%.

AMERICANWEST BANCORPORATION

The following table sets forth a summary of changes in the components of net interest income during the first quarter of 2010, as compared to the first quarter of 2009, due to the changes in average interest earning assets and interest bearing liabilities and the resultant changes in interest income and interest expense:

	Three months ended March 31, 2010 compared to 2009
($ in thousands)	Increase (decrease) in net interest income due to changes in:
	Volume	Rate	Total
Interest earning assets
Loans (1)	$(5,339)	$603	$(4,736)
Securities (2)	(224)	(60)	(284)
Overnight deposits with other banks, and other and FHLB stock	112	(28)	84

Total interest earning assets	$(5,451)	$515	$(4,936)

Interest bearing liabilities
Interest bearing demand deposits	$59	$(24)	$35
Savings and MMDA deposits	(287)	(763)	(1,050)
Time deposits	(460)	(1,827)	(2,287)
Total interest bearing deposits	(688)	(2,614)	(3,302)

Overnight borrowings	(200)	(3)	(203)
Junior subordinated debt	—	(4)	(4)
Other borrowings	(278)	(66)	(344)

Total interest bearing liabilities	(1,166)	(2,687)	(3,853)

Total decrease in net interest income	$(4,285)	$3,202	$(1,083)

(1)	Includes loans held for sale and non-accrual loans in average loans. Interest income includes loan fee income.
(2)	Tax-exempt securities income has been presented using a tax equivalent basis and an assumed tax rate of 34%.

Loan Loss Provision

During the three months ended March 31, 2010, the Company recognized a provision for loan losses of $5.0 million, or 1.65%, of average gross loans on an annualized basis. For the three months ended March 31, 2009, the Company recognized a provision for loan losses of $13.7 million, or 3.44%, of average gross loans on an annualized basis.

The provision is determined based on a model which considers, among other things, specific loan risk characteristics in the portfolio and internal loan risk rating classifications. Management regularly evaluates the adequacy of the level of the allowance for credit losses by considering changes in the nature of the loan portfolio, portfolio composition, overall portfolio quality, industry concentrations, delinquency trends, current economic factors, and the estimated impact of current economic conditions that may affect a borrower’s ability to pay. Management continually monitors the economic conditions of the markets in which it currently operates, which include mainly Eastern and Central Washington, Northern Idaho and Utah. Management also considers general economic conditions in the analysis. In its evaluation of impaired loans, management considers collateral values if the loan is collateral dependent and the discounted cash flows if the loan is not collateral dependent. Substantially all of the Company’s impaired loans are collateral dependent and it is the Company’s practice to charge-off the difference between the carrying value and the market value of the underlying collateral, less costs to sell, of all impaired loans. The loan loss provision is a significant estimate and the use of different assumptions could produce different results.

AMERICANWEST BANCORPORATION

Non-interest Income

Three Months Ended March 31, 2010 and 2009

Non-interest income for the three months ended March 31, 2010 was $2.8 million, as compared to $5.8 million for the same period of 2009, a decrease of $3.0 million, or 51%. The change consists of the following components:

•

Fees and service charges on deposits decreased $105 thousand, or 5%, largely due to lower transaction volumes, and a reduction in overdraft fee income which decreased $104 thousand. These were partially offset by an increase in debit card fee income of $70 thousand.

•	Fees on mortgage loan sales decreased $1.4 million, or 72%, due to a decrease in the volumes of loans originated and sold.

•

Other non-interest income decreased $1.5 million, or 88%, due mainly to a one-time excise tax refund from the state of Washington of $977 thousand net of the certain professional fees paid in the process of amending prior years’ excise tax returns received in the first quarter of 2009. The first quarter of 2009 also included $535 thousand of income related to the sale of a merchant bankcard portfolio, which was partially offset by losses on disposals of leasehold improvements of $419 thousand. In addition, net gains on foreclosed assets declined by $103 thousand as compared to the first quarter of 2009.

Non-interest Expense

Three Months Ended March 31, 2010 and 2009

Non-interest expense for the three months ended March 31, 2010 totaled $19.3 million, as compared to $20.6 million for the same quarter of the prior year. The change consists of the following components:

•

Salaries and benefits were down $825 thousand, or 9%, in the first quarter of 2010 as compared to the first quarter of 2009, as a result of cost saving initiatives that included a reduction in total staff of approximately 52 full-time equivalents and the discontinuance of certain employee incentive programs. These declines were partially offset by an increase in benefit costs as compared to the same period of the prior year.

•

The foreclosed asset expense was $2.7 million in the first quarter of 2010, an increase of $2.1 million, or 343% as compared to $617 thousand in the first quarter of 2009. The first quarter of 2010 includes increases in valuation adjustments of $1.1 million and other carrying and legal costs of $1.0 million.

•	FDIC assessments were $1.7 million in the first quarter of 2010 as compared to $3.5 million in the first quarter of 2009. The first quarter of 2009 included $1.5 million for a special assessment.

•	Equipment and occupancy expenses decreased $331 thousand, or 8%, related to cost savings associated with the consolidation and closure of financial centers in the prior year.

•

Other non-interest expense decreased $439 thousand or 15% largely due to decreased loan expenses, and other operating expenses, partially offset by an increase in professional fees associated with capital raising efforts and insurance costs.

Income Tax (Benefit) Provision

As a result of the Company’s current going concern status as of December 31, 2009 and 2008, all tax benefits since December 31, 2008 have been deferred and all deferred taxes have been fully reserved. The Company did not recognize any tax benefit for operating losses in the first quarter of 2010 or 2009. To the extent the Company can generate taxable income in the future sufficient to offset the tax deductions represented by the net deferred tax asset, the non-cash valuation allowance that has been established may be partially or entirely reduced. If the valuation allowance is reduced or eliminated, future tax benefits will be recognized that will have a positive non-cash impact on the Company’s net income, stockholders’ equity and regulatory capital ratios.

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

The following table summarizes the non-performing assets at March 31, 2010, December 31, 2009 and March 31, 2009:

($ in thousands)	March 31, 2010	December 31, 2009	March 31, 2009
Non-accrual loans (1)	$88,847	$105,271	$122,442
Accruing loans over 90 days past due (1)	—	—	285

Total non-performing loans	88,847	105,271	122,727
Foreclosed real estate and other foreclosed assets	58,301	53,383	22,552

Total non-performing assets	$147,148	$158,654	$145,279

Restructured loans (2)	$6,991	$6,995	$—

Non-performing loans to total gross loans (1)	7.44%	8.28%	7.86%
Non-performing assets to total assets (1)	9.45%	9.58%	7.96%
Allowance for loan loss to total gross loans	3.23%	3.07%	2.60%
Allowance for credit losses to total gross loans	3.26%	3.10%	2.65%
Allowance for credit losses to non-performing loans (1)	43.79%	37.48%	33.68%

(1)	Amounts and ratios are shown net of government guarantees on non-performing loans of $2.5 million, $2.6 million, and $1.4 million, respectively.
(2)	Represents accruing restructured loans performing according to their restructured terms.

Total non-performing assets were $147.1 million, or 9.45%, of total assets at March 31, 2010 as compared to $158.7 million, or 9.58%, of total assets at December 31, 2009. Total non-performing loans as of March 31, 2010 were $88.8 million, or 7.44%, of total gross loans and consisted of the following categories:

($ in thousands)	March 31, 2010	% of Non- performing	December 31, 2009	% of Non- performing
Construction, land development and other land	$44,418	50%	$60,849	58%
Commercial real estate	24,445	28%	25,999	25%
Residential real estate	8,600	9%	7,659	7%
Commercial and industrial	5,786	7%	6,099	6%
Agricultural	5,576	6%	4,588	4%
Installment and other	22	0%	77	0%

Total non-performing loans	$88,847	100%	$105,271	100%

AMERICANWEST BANCORPORATION

The following is a summary of the activity of the non-performing loans during the three months ended March 31, 2009 and 2010:

	Three Months Ended March 31,
($ in thousands)	2010	2009
Beginning Balance	$105,271	$91,744
Additions and other	11,298	66,710
Charge-offs	(6,171)	(17,943)
Paydowns and sales	(10,750)	(6,218)
Reclassified to foreclosed real estate and other foreclosed assets	(10,801)	(11,566)

Ending Balance	$88,847	$122,727

The total non-performing loans, net of government guarantees, by state (determined by location of the principal underlying collateral) at March 31, 2010 and December 31, 2009 are summarized below:

($ in thousands)	March 31, 2010	% of Non- performing	December 31, 2009	% of Non- performing
Utah	$55,758	63%	$68,684	65%
Washington	18,854	21%	20,836	20%
New Hampshire	10,548	12%	10,632	10%
Idaho	3,553	4%	4,980	5%
California	134	0%	139	0%

Total non-performing loans	$88,847	100%	$105,271	100%

At March 31, 2010 and December 31, 2009, the Company had approximately $93.1 million, or 7.80% of total loans, and $80.6 million, or 6.34% of total loans, respectively, that were not classified as non-performing that management considered to be potential problem loans. A loan is considered a potential problem loan if it has a well-defined weakness, based on known information about the borrower’s financial condition that causes management to have concerns about the borrower’s ability to comply with the repayment terms of the loan if the weakness is not corrected. Potential problem loans are classified as “substandard,” or risk grade 7 on the Company’s internal 9 grade risk rating scale, but are not included in non-performing loans. A substandard loan is placed on non-accrual status and included in non-performing loans when management determines, based on current information and events, that it is probable the borrower will be unable to repay both principal and interest in accordance with the original terms of the loan agreement. These classifications are subject to management’s judgment and management believes the classifications are appropriate at March 31, 2010. The increase in potential problem loans from December 31, 2009 is primarily the result of additional loans downgraded during the quarter primarily in the construction, land development and land and commercial real estate categories.

As of March 31, 2010, foreclosed real estate (OREO) and other foreclosed assets totaled $58.3 million as compared to $53.4 million at December 31, 2009. OREO at March 31, 2010 was comprised of 47 individual properties. The weighted average holding period for properties held as of March 31, 2010 was approximately 7 months.

The Company pursues an active liquidation strategy designed to condense holding periods and carrying costs associated with OREO. Marketing strategies commence during the foreclosure process, prior to ownership of the foreclosed asset. During the first quarter of 2010, the Company liquidated 12 properties as compared to 10 properties in the first quarter of 2009 and 44 properties for the full year 2009.

AMERICANWEST BANCORPORATION

The following table sets forth the major components of the changes in OREO and foreclosed assets during the first three months of 2010 and 2009:

	For the three months ended March 31,
	2010		2009
($ in thousands)	Amount	Properties	Amount	Properties
Beginning balance	$53,383	45	$15,781	22
Additions to OREO	10,801	14	11,566	16
Valuation adjustments	(1,201)	—	(126)	—
Disposition of OREO	(4,682)	(12)	(4,669)	(10)

Ending balance	$58,301	47	$22,552	28

The following table sets forth the OREO and foreclosed asset balances by type as of March 31, 2010 and December 31, 2009:

	As of March 31, 2010		As of December 31, 2009
($ in thousands)	Amount	Properties	Amount	Properties
Land development	$43,091	26	$35,283	21
Commercial	5,428	7	7,814	9
Multi-family	7,175	7	7,862	8
Single family residential	2,557	7	2,424	7
Other foreclosed assets	50	—	—	—

Total	$58,301	47	$53,383	45

The following table sets forth the OREO and foreclosed asset balances by state as of March 31, 2010 and December 31, 2009:

	As of March 31, 2010		As of December 31, 2009
($ in thousands)	Amount	Properties	Amount	Properties
Utah	$40,132	35	$34,272	28
Washington	10,471	6	13,024	11
Arizona	3,885	1	3,885	1
Idaho	3,813	5	2,202	5

Total	$58,301	47	$53,383	45

Investment Portfolio

The Company’s investment portfolio decreased from $49.0 million at December 31, 2009 to $46.0 million at March 31, 2010 as a result of sales, maturities and pay-downs. No securities were purchased during the first quarter of 2010. All securities are classified as available-for–sale and recorded at fair value. Management believes that this classification provides greater flexibility to respond to unexpected interest rate changes and liquidity needs.

Loan Portfolio

Total loans decreased $78.3 million during the three months ended March 31, 2010. The decrease includes a $39.6 million decrease in construction, land development and other land loans and a $13.7 million decrease in agricultural loans. At March 31, 2010, the Bank’s largest 20 credit relationships consisted of loans and loan commitments ranging from $5.8 million to $12.3 million, with an aggregate total credit exposure of $152.1 million and outstanding balances of $149.4 million. Of this total $47.9 million is related to commercial construction or land acquisition and development related loans and $28.9 million of these loans were classified as non-performing.

AMERICANWEST BANCORPORATION

The Bank’s portfolio consists of loans extended to real estate developers and building contractors, small and medium-sized businesses, agricultural businesses, professionals and consumers mainly in the Bank’s principal market areas, and such loans are principally secured by residential and commercial real estate, crops, business inventory and receivables. Management has assessed, and will continue to assess on an on-going basis, the effect of the economy within the Bank’s principal market areas on the credit risk in the loan portfolio, and the effect of overall economic conditions on the entire balance sheet. Management is aware of recent downturns in the residential real estate economy which have adversely affected the credit quality of the loan portfolio. Additionally, management recognizes certain geographical concentrations in the market areas serviced and continues to closely monitor the Bank’s credit quality and focus on identifying potential problem credits and any loss exposure in a timely manner. Industry concentration and related limits will continue to be subject to ongoing assessment.

The major classifications of loans at March 31, 2010 and December 31, 2009 can be found in Note 3 to the Consolidated Financial Statements. The following table summarizes additional information related to the construction, land development and other land category at March 31, 2010 and December 31, 2009:

($ in thousands)	March 31, 2010	% of Total	December 31, 2009	% of Total
Residential land development	$47,295	37%	$68,389	41%
Investor commercial construction	31,278	24%	40,583	24%
Raw land	21,584	17%	21,717	13%
Owner occupied commercial construction	9,528	7%	10,657	6%
Residential consumer	3,681	3%	5,917	4%
Builder spec	1,952	2%	8,397	5%
Other	13,553	10%	12,794	7%

Total construction, land development and other land	$128,871	100%	$168,454	100%

The following table summarizes the outstanding unfunded commitments as of March 31, 2010 and December 31, 2009:

($ in thousands)	March 31, 2010	December 31, 2009
Agricultural	$51,600	$55,398
Commercial and industrial	44,560	54,159
Residential real estate	38,677	39,404
Commercial real estate	14,630	15,291
Construction, land development and other land	5,348	9,385
Installment and other	9,191	9,155

Total	$164,006	$182,792

The following table summarizes the loan portfolio repricing as of March 31, 2010. The adjustable and variable rate loans are tied to Prime or another market index. Adjustable rate loans do not re-price immediately with market changes while variable rate loans adjust within three months or immediately with market index rate changes. Loans on non-accrual status are included in the fixed rate category.

March 31, 2010
Adjustable Rates	43%
Variable Rates	26%
Fixed Rates	31%

AMERICANWEST BANCORPORATION

Allowance for Loan Losses and Reserve for Unfunded Commitments

At March 31, 2010, the Bank’s allowance for loan losses was $38.5 million, or 3.23%, of total loans. This compares to $39.0 million, or 3.07%, at December 31, 2009. At March 31, 2010 and December 31, 2009 the Bank’s reserve for unfunded commitments was $410 thousand and $456 thousand, respectively. The allowance for loan losses is established to absorb known losses primarily resulting from loans outstanding as of the statement of financial condition date. Accordingly, all loan losses are charged to the allowance and all recoveries are credited to it. The provision for loan losses charged to operating expense is based on past credit loss experience and other factors which in management’s judgment deserve current recognition in estimating probable credit losses. Such other factors include growth and composition of the loan portfolio, credit concentrations, trends in portfolio volume, maturities, delinquencies and non-accruals, historical loss trends and general economic conditions. While management uses the best information available to base its estimates, future adjustments to the allowance may be necessary if economic conditions, particularly in the Company’s market areas, differ substantially from the assumptions initially used. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

The Company utilizes a loan loss reserve methodology and documentation process which it believes is consistent with Security and Exchange Commission, Generally Accepted Accounting Principles, and bank regulatory requirements. These accounting rules require specific identification of an allowance for loan loss for an impaired loan. To this end, the Company developed a systematic methodology using a nine-grade risk rating system to determine its allowance for loan losses. Current collateral values, less costs to sell, are considered in cases where this type of analysis is applicable. On a quarterly basis, the allowance is recalculated using the methodology to determine if the allowance is adequate.

This methodology includes a detailed analysis of the loan portfolio that is performed by personnel that the Company believes are competent and well-trained, and who have the skills and experience to perform analyses, estimates, reviews and other loan loss methodology functions. All loans are considered in the analysis, either on an individual or group basis, using current data. Loans are evaluated for impairment on an individual basis, if applicable, and the remainder of the portfolio is segmented into groups of loans with similar risk characteristics. The methodology considers the probability of default and severity of the loss by loan category based on empirical portfolio information. These probabilities and severities were determined based on a historical analysis of the loan portfolio. Additionally, the methodology includes consideration of particular risks inherent in different kinds of lending. Management believes that the allowance for loan losses is adequate as of March 31, 2010.

AMERICANWEST BANCORPORATION

The following table summarizes the loan charge-offs by loan type for the three months ended March 31, 2010 and 2009:

	Three Months Ended March 31,
($ in thousands)	2010	2009
Construction, land development and other land	$2,033	$14,874
Commercial and industrial	1,540	1,916
Residential real estate	1,594	532
Commercial real estate	822	426
Agricultural	61	—
Installment and other	121	195

Total	$6,171	$17,943

The net charge-offs annualized for the three months ended March 31, 2010 and 2009 represent 1.81% and 4.45% of average gross loans, respectively.

Deposits and Borrowings

To attract and retain deposits, the Bank offers a wide variety of account types and maturities, both interest bearing and non-interest bearing. Some account types have additional products bundled with them, such as free checks and free or discounted access to other bank services. Interest rates on accounts are determined by management based on the Bank’s funding needs and market conditions, and can change as frequently as daily.

Total deposits declined $93.4 million during the three months ended March 31, 2010, ending the period at $1.41 billion. Non-interest bearing demand deposits declined $12.3 million, or 4.0%, during the first quarter of 2010 and the average balance outstanding declined just 2.6% as compared to the fourth quarter of 2009. Non-interest bearing deposits were 20.8% of total deposits as of March 31, 2010 as compared to 20.3% at December 31, 2009.

On April 13, 2010, the FDIC adopted an interim final rule that extended the Transaction Account Guarantee Program (TAG) component of the Temporary Liquidity Guarantee Program for six months, through December 31, 2010, with the possibility of extending the TAG an additional 12 months without further rulemaking. The TAG provides unlimited deposit insurance for certain transaction accounts, and the Bank will continue to incur fees to participate in the program.

Federal Home Loan Bank of Seattle (FHLB) advances and other borrowings increased by $5.0 million during the three months ended March 31, 2010 to $68.7 million.

The Company had four wholly-owned trusts (Trusts) at March 31, 2010 that were formed to issue trust preferred securities in the form of junior subordinated debt, and related common securities of the Trusts. Junior subordinated debt totaled $41.2 million at March 31, 2010. In accordance with the provisions of the related indentures, the Company has notified the trustees of the Trusts each quarter since the third quarter of 2008 that the payment of interest on the junior subordinated debt will be deferred. The Company has the right to defer payment of interest for up to 20 consecutive quarters, although it will continue to accrue the cost and recognize the expense of the interest at the normal rate on a compounded basis until such time as the deferred arrearage has been paid current. As of March 31, 2010, interest totaling $4.6 million, which is included in accrued interest payable on the Consolidated Statements of Condition, was deferred and in arrears.

Liquidity and Capital Resources

For the three months ended March 31, 2010, the net cash flows provided by operations were $1.0 million as compared to net cash flows used for the three months ended March 31, 2009 of $3.2 million. Additionally, for the three months ended March 31, 2010, the Company generated $69.4 million in net cash from investing activities primarily as loan balances decreased and used $88.4 million in net cash from financing activities, primarily as deposit balances declined. The Company generated $40.5 million in investing activities and used $34.7 million in net cash from financing activities during the same period of the previous year.

AMERICANWEST BANCORPORATION

The Bank’s primary source of funds is deposits. In addition, the Bank has the ability to borrow from the FHLB and the Federal Reserve Bank of San Francisco (FRB) Discount Window. At March 31, 2010, the Bank had $167.7 million of available credit from these sources as compared to $184.3 million at December 31, 2009. As of March 31, 2010 and December 31, 2009, the Bank did not have any Fed Funds lines agreements with correspondent banks.

The Parent Company’s ability to service its debt is generally dependent upon the availability of dividends from the Bank. The payment of dividends by the Bank is subject to limitations imposed by law and governmental regulations. The Bank is currently prohibited by regulatory order from paying any dividends to the Parent Company without prior regulatory approval. In addition, the Parent Company is prohibited by regulatory order from paying any dividends to stockholders.

The Company’s total stockholders’ equity decreased to $11.2 million at March 31, 2010 as compared to $19.6 million at December 31, 2009. This decrease is mainly related to the net loss recorded for the first three months of 2010 of $8.5 million. The Company’s total stockholders’ equity to total assets ratio decreased to 0.7% as of March 31, 2010 from 1.2% as of December 31, 2009. At March 31, 2010 and December 31, 2009, the Company held cash and cash equivalent assets of $183.6 million and $201.6 million, respectively.

As a result of capital deficiencies, the Bank and the Company have entered into regulatory agreements (for further details see Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations). These agreements and related actions by regulators could have a direct material effect on the Company’s financial statements. Under the Order, the Bank must meet specific capital guidelines that involve quantitative measures of its assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

The Company’s and the Bank’s actual capital amounts and ratios as of March 31, 2010, and the required regulatory ratios and corresponding amounts, are presented in the table below:

	Actual		Adequately Capitalized		Well Capitalized
($ in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2010:
Total capital to risk weighted assets:
Company	$6,736	0.52%	$104,171	8.00%	N/A	N/A
Bank	60,709	4.67%	104,038	8.00%	$130,048	10.00%

Tier I capital to risk weighted assets:
Company	3,368	0.26%	52,085	4.00%	N/A	N/A
Bank	44,173	3.40%	52,019	4.00%	78,029	6.00%

Leverage capital, Tier I capital to average assets:
Company	3,368	0.21%	63,632	4.00%	N/A	N/A
Bank	44,173	2.78%	63,566	4.00%	79,458	5.00%

The Company and its financial advisors, Cappello Capital Corp and Sandler O’Neill + Partners, LP, have continued efforts with respect to identification of and discussions with a variety of potential private equity investors. Although the Parent Company has the existing authority under its Articles of Incorporation to issue preferred shares, it is likely that shareholder approval will be required for any private equity investment in the common stock of the Parent Company.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

In management’s opinion, there have been no material changes in reported market risks faced by the Company since the end of the most recent fiscal year. Based upon modeling using parallel interest rate changes of an increase in rates of 100 basis points and 200 basis points over the next twelve months, the Company’s net

AMERICANWEST BANCORPORATION

interest income is expected to increase slightly under rising interest rates. These scenarios also include the assumptions that balances and current pricing spreads remain constant. The modeling as of March 31, 2010 considered parallel interest rate changes of an increase in rates of 100 basis points and 200 basis points.

The changes to net interest income over the next twelve months given the assumptions in the model are presented in the table below as of March 31, 2010 and December 31, 2009 based on the rate changes evaluated at the time of the analysis.

	Percentage Change in Net Interest Income over 12 Months
Rate Scenario	March 31, 2010		December 31, 2009
Rates increase 200 basis points	3.83%		3.32%
Rates increase 100 basis points	1.94%		1.59%
Rates decrease 100 basis points	N/A	(1)	N/A	(1)
Rates decrease 200 basis points	N/A	(1)	N/A	(1)

(1)	Market rates in effect were less than 1.0% thus these downward rate simulation scenarios are not applicable.

As a further means of quantifying interest rate risk, the Company’s management looks at the economic perspective by capturing the impact of interest rate changes on the net value of future cash flows, or Economic Value of Equity (EVE). To determine the EVE, cash flows projected from the Company’s current assets and liabilities are discounted based on current market rates. Investment securities are valued using current market prices. Loans are discounted at current Bank pricing spreads to market reference rates. Deposits and borrowings are discounted based on the FHLB yield curve as of the simulation date. Deposit cash flows include Federal Reserve Bank estimates of operating costs for each deposit type. The Company’s policy sets limits on allowable changes in EVE if rates rise or fall by 200 basis points. Percentage changes calculated at March 31, 2010 are outside the limits, due to the low level of equity. Had the Bank had enough equity to have been classified as well-capitalized at March 31, 2010, changes to the EVE would have been within the policy guidelines.

Item 4.	Controls and Procedures

During the three months ended March 31, 2010, there were no changes in the Company’s internal control over financial reporting that materially affected or are reasonably likely to materially affect internal control over financial reporting.

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

There have been no material changes from the risk factors disclosed in the Company’s annual report on Form 10-K for the year ended December 31, 2009.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The Company has a stock repurchase authorization for 250,000 common shares which was approved by the Board of Directors during 2006. This authorization does not have an expiration date. No shares were repurchased under this authorization during the three months ended March 31, 2010 or the year ended December 31, 2009.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Removed and Reserved

Item 5.	Other Information

There is no other information to report.

Item 6.	Exhibits

a. Exhibits. The exhibits filed as part of this report are as follows:

3.1	Amended and Restated Articles of Incorporation of AmericanWest (filed as Exhibit 3.1 to the Form 10-Q filed on August 11, 2008, and incorporated herein by this reference).

3.2	Amended and Restated Bylaws of AmericanWest Bancorporation (filed as Exhibit 3.2 to the Form 8-K filed on April 21, 2009, and incorporated herein by this reference).

31.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.+

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.+

+	Denotes items filed herewith.

AMERICANWEST BANCORPORATION

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized on May 12, 2010.

AMERICANWEST BANCORPORATION

/s/ Patrick J. Rusnak
Patrick J. Rusnak
Chief Executive Officer

/s/ Shelly L. Krasselt
Principal Accounting Officer
Senior Vice President and Controller