Form 10-Q
period 2010-06-30
AMERICANWEST BANCORPORATION
filed 2010-08-12
CIK 726990

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2010 or

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

Large Accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Number of Shares Outstanding
Common Stock	17,216,488 at August 12, 2010

AMERICANWEST BANCORPORATION

INDEX TO QUARTERLY REPORT ON FORM 10-Q

June 30, 2010

AMERICANWEST BANCORPORATION

CONSOLIDATED STATEMENTS OF CONDITION

(unaudited)

(in thousands)

	June 30, 2010	December 31, 2009
ASSETS
Cash and due from banks	$35,136	$38,553
Overnight interest bearing deposits with other banks	154,210	163,033

Cash and cash equivalents	189,346	201,586

Securities, available-for-sale at fair value	43,766	48,986

Loans, net of allowance for loan losses of $38,535 and $38,999, respectively	1,094,964	1,231,300

Loans, held for sale	6,544	6,565
Accrued interest receivable	5,961	6,515
FHLB stock	10,267	10,267
Premises and equipment, net	34,015	35,877
Foreclosed real estate and other foreclosed assets	48,950	53,383
Bank owned life insurance	31,704	31,207
Intangible assets	9,387	10,603
Other assets	9,544	19,264

TOTAL ASSETS	$1,484,448	$1,655,553

LIABILITIES
Non-interest bearing demand deposits	$281,604	$305,996
Interest bearing deposits:
NOW, savings account and money market accounts	516,657	574,133
Time, $100,000 and over	203,792	177,376
Other time	390,479	448,035

TOTAL DEPOSITS	1,392,532	1,505,540

Federal Home Loan Bank advances	23,600	63,600
Other borrowings and capital lease obligations	46	83
Junior subordinated debt	41,239	41,239
Accrued interest payable	7,290	7,369
Other liabilities	16,196	18,117

TOTAL LIABILITIES	1,480,903	1,635,948

STOCKHOLDERS’ EQUITY
Preferred stock, no par, shares authorized 5 million	—	—
Common stock, no par, shares authorized 50 million; 17,234 issued and 17,216 outstanding at June 30, 2010; 17,236 issued and 17,213 outstanding at December 31, 2009	253,467	253,431
Accumulated deficit	(251,306)	(234,888)
Accumulated other comprehensive income, net of tax	1,384	1,062

TOTAL STOCKHOLDERS’ EQUITY	3,545	19,605

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,484,448	$1,655,553

The accompanying notes are an integral part of these statements.

AMERICANWEST BANCORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Interest Income
Interest and fees on loans	$17,133	$21,588	$34,861	$44,052
Interest on securities	512	691	1,038	1,443
Other interest income	116	62	235	97

Total Interest Income	17,761	22,341	36,134	45,592

Interest Expense
Interest on deposits	3,796	6,809	8,051	14,366
Interest on borrowings	1,181	1,620	2,387	3,377

Total Interest Expense	4,977	8,429	10,438	17,743

Net Interest Income	12,784	13,912	25,696	27,849
Provision for loan losses	4,000	11,800	9,000	25,480

Net Interest Income After Provision for Loan Losses	8,784	2,112	16,696	2,369

Non-interest Income
Fees and service charges on deposits	2,241	2,327	4,344	4,535
Fees on mortgage loan sales, net	628	3,154	1,166	5,078
Other	1,422	1,515	1,619	3,183

Total Non-interest Income	4,291	6,996	7,129	12,796

Non-interest Expense
Salaries and employee benefits	7,845	8,863	15,913	17,756
Foreclosed real estate and other foreclosed assets expense	3,891	2,222	6,623	2,839
Equipment expense	1,705	1,880	3,619	3,872
FDIC assessment	1,780	856	3,431	4,331
Occupancy expense, net	1,659	1,758	3,360	3,712
Amortization of intangible assets	608	716	1,216	1,432
State business and occupation tax	131	320	252	340
Other	3,343	3,020	5,829	5,945

Total Non-interest Expense	20,962	19,635	40,243	40,227

Loss Before Income Tax Benefit	(7,887)	(10,527)	(16,418)	(25,062)

Income Tax Benefit	—	—	—	—

Net Loss	$(7,887)	$(10,527)	$(16,418)	$(25,062)

Basic loss per common share	$(0.46)	$(0.61)	$(0.95)	$(1.46)
Diluted loss per common share	$(0.46)	$(0.61)	$(0.95)	$(1.46)
Basic weighted average shares outstanding	17,216	17,213	17,216	17,213
Diluted weighted average shares outstanding	17,216	17,213	17,216	17,213

The accompanying notes are an integral part of these statements.

AMERICANWEST BANCORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Six Months Ended June 30,
	2010	2009
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES
Net Loss	$(16,418)	$(25,062)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provisions for loan losses, unfunded commitments and foreclosed real estate and other foreclosed assets	12,879	27,320
Depreciation and amortization	3,277	3,619
Compensatory stock options and restricted stock expense, net of forfeitures	36	(39)
Loss on sale of premises and equipment, securities and foreclosed real estate and other foreclosed assets	250	3
Loss on impairment of premises	—	111
Stock dividends received	(51)	(53)
Originations of loans held for sale	(48,735)	(220,392)
Proceeds from loans sold	49,285	217,622
Fair value adjustments on mortgage loan activities	(120)	(250)
Changes in assets and liabilities:
Accrued interest receivable	554	856
Bank owned life insurance	(497)	(508)
Other assets	9,840	10,334
Accrued interest payable	(79)	(1,867)
Other liabilities	(1,815)	(773)

NET CASH PROVIDED BY OPERATING ACTIVITIES	8,406	10,921

CASH FLOWS PROVIDED BY INVESTING ACTIVITIES
Securities available-for-sale:
Maturities, calls, sales and principal payments	6,063	10,515
Purchases	(518)	—
Purchases of Federal Home Loan Bank stock	—	(1,981)
Net decrease in loans	112,444	81,311
Purchases of premises and equipment	(256)	(278)
Proceeds from sale of premises and equipment	61	986
Proceeds from sale of foreclosed real estate and other foreclosed assets	14,605	12,866

NET CASH PROVIDED BY INVESTING ACTIVITIES	132,399	103,419

CASH FLOWS USED IN FINANCING ACTIVITIES
Net decrease in deposits	(113,008)	(52,267)
Proceeds from Federal Home Loan Bank advances	5,000	—
Repayments of Federal Home Loan Bank advances and other borrowing activity	(45,037)	(17,836)

NET CASH USED IN FINANCING ACTIVITIES	(153,045)	(70,103)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(12,240)	44,237

Cash and cash equivalents, beginning of year	201,586	66,985

Cash and cash equivalents, end of period	$189,346	$111,222

Supplemental Disclosures:
Cash paid during the period for:
Interest	$10,517	$19,610
Income taxes	$—	$42

Non-cash Investing and Financing Activities:
Foreclosed real estate acquired in settlement of loans	$14,663	$33,613

The accompanying notes are an integral part of these statements.

AMERICANWEST BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. Basis of Presentation

The foregoing unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission. Accordingly, these financial statements do not include all of the disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes included in the annual report on Form 10-K for the year ended December 31, 2009. In the opinion of management, the unaudited interim consolidated financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair presentation of the results for the interim periods presented. The results of operations for the three and six months ended June 30, 2010 and 2009 are not necessarily indicative of the operating results for the full year.

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

AMERICANWEST BANCORPORATION

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

June 30, 2010 ($ in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Obligations of federal government agencies	$3,446	$184	$—	$3,630
Obligations of states, municipalities and political subdivisions	19,751	531	12	20,270
Mortgage-backed securities	18,334	712	16	19,030
Other securities	851	1	16	836

Total	$42,382	$1,428	$44	$43,766

December 31, 2009 ($ in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Obligations of federal government agencies	$3,230	$176	$6	$3,400
Obligations of states, municipalities and political subdivisions	20,126	228	61	20,293
Mortgage-backed securities	23,668	751	5	24,414
Other securities	900	—	21	879

Total	$47,924	$1,155	$93	$48,986

The following table includes information on investment securities with unrealized losses at the respective dates:

June 30, 2010 ($ in thousands)	Less than 12 months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of states, municipalities and political subdivisions	$—	$—	$1,472	$12	$1,472	$12
Mortgage-backed securities	4	—	1,892	16	1,896	16
Other securities	—	—	16	16	16	16

Total	$4	$—	$3,380	$44	$3,384	$44

December 31, 2009 ($ in thousands)	Less than 12 months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of federal government agencies	$—	$—	$153	$6	$153	$6
Obligations of states, municipalities and political subdivisions	4,021	33	2,028	28	6,049	61
Mortgage-backed securities	—	—	537	5	537	5
Other securities	5	8	7	13	12	21

Total	$4,026	$41	$2,725	$52	$6,751	$93

Certain investment securities shown above have fair values less than amortized cost and therefore contain unrealized losses. At June 30, 2010, the Company evaluated the securities which had an unrealized loss for other than temporary impairment and determined all declines in value were temporary. There were 11 and 19 investment securities with unrealized losses at June 30, 2010 and December 31, 2009, respectively. The Company anticipates full recovery of amortized cost at maturity, or sooner in the event of a more favorable market interest rate environment, with respect to the securities carried at June 30, 2010.

Taxable interest income on securities was $407 thousand and $463 thousand for the three months ended June 30, 2010 and 2009, respectively. Non-taxable interest income on securities was $80 thousand and $184 thousand for the three months ended June 30, 2010 and 2009, respectively. Dividend income on securities was $25 thousand and $44 thousand for the three months ended June 30, 2010 and 2009, respectively. During the three months ended June 30, 2010, there were no sales of securities. During the three months ended June 30, 2009, total proceeds from sales of securities were $1.3 million and included gains of $7 thousand and no losses.

AMERICANWEST BANCORPORATION

Taxable interest income on securities was $824 thousand and $980 thousand for the six months ended June 30, 2010 and 2009, respectively. Non-taxable interest income on securities was $163 thousand and $375 thousand for the six months ended June 30, 2010 and 2009, respectively. Dividend income on securities was $51 thousand and $88 thousand for the six months ended June 30, 2010 and 2009, respectively. During the six months ended June 30, 2010, total proceeds from sales of securities were $144 thousand and included gains of $3 thousand and losses of $2 thousand. During the six months ended June 30, 2009, total proceeds from sales of securities were $1.3 million and included gains of $7 thousand and no losses.

Securities with an amortized cost of $25.7 million and $32.2 million at June 30, 2010 and December 31, 2009, respectively, were pledged for purposes required or permitted by law. The market value of these securities was $26.7 million and $33.2 million at June 30, 2010 and December 31, 2009, respectively.

The contractual scheduled maturity of securities at June 30, 2010 was as follows:

($ in thousands)	Amortized Cost	Fair Value
Due in one year or less	$1,711	$1,723
Due from one to five years	5,543	5,790
Due from five to ten years	11,799	12,111
Due after ten years	19,648	20,386
Other nonmaturity securities	3,681	3,756

Total	$42,382	$43,766

Expected maturities will differ from contractual maturities as the issuers of certain debt securities have the right to call or prepay their obligations without penalties. Mortgage-backed securities have been classified above based on contractual maturities.

NOTE 3. Loans and Allowance for Loan Losses

Aggregate loan balances by category as of June 30, 2010 and December 31, 2009 were as follows:

	June 30, 2010	% of Total	December 31, 2009	% of Total
($ in thousands)
Commercial real estate	$595,564	53%	$627,984	49%
Residential real estate	165,395	15%	183,320	15%
Agricultural	138,299	12%	142,404	11%
Construction, land development and other land	113,010	10%	168,454	13%
Commercial and industrial	106,007	9%	130,705	10%
Installment and other	16,593	1%	19,040	2%

Total loans	1,134,868	100%	1,271,907	100%

Allowance for loan losses	(38,535)		(38,999)
Deferred loan fees, net of deferred costs	(1,369)		(1,608)

Net loans	$1,094,964		$1,231,300

The allowance for loan losses and reserve for unfunded commitments are maintained at levels considered adequate by management to provide for probable loan losses as of the Consolidated Statements of Condition reporting dates. The allowance for loan losses and reserve for unfunded commitments are based on management’s assessment of various factors affecting the loan portfolio, including problem loans, business

AMERICANWEST BANCORPORATION

conditions and loss experience, and an overall evaluation of the quality of the underlying collateral. Changes in the allowance for loan losses and the reserve for unfunded commitments during the three and six months ended June 30, 2010 and 2009 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ in thousands)	2010	2009	2010	2009
Allowance for loan losses:
Balance, beginning of period	$38,494	$40,675	$38,999	$44,722
Loan loss provision	4,000	11,800	9,000	25,480
Loans charged-off	(5,378)	(20,229)	(11,549)	(38,172)
Recoveries	1,419	444	2,085	660

Balance, end of period	$38,535	$32,690	$38,535	$32,690

	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ in thousands)	2010	2009	2010	2009
Reserve for Unfunded Commitments:
Balance, beginning of period	$410	$660	$456	$660
Unfunded commitments benefit	(60)	(190)	(106)	(190)

Balance, end of period	$350	$470	$350	$470

The provision for unfunded commitments is included in other non-interest expense within the Consolidated Statements of Operations and the reserve for unfunded commitments is included in other liabilities within the Consolidated Statements of Condition.

Impaired loan information as of June 30, 2010 and December 31, 2009 was as follows:

($ in thousands)	June 30, 2010	December 31, 2009
Impaired loans without a specific allowance for loan losses	$79,169	$92,665
Impaired loans with a specific allowance for loan losses	$10,302	$22,230
Non-accrual loans	$88,075	$107,900

The specific allowance associated with the loans in the above table was $1.7 million at June 30, 2010 and was related to one loan. At December 31, 2009, the specific allowance associated with the loans in the above table was $4.6 million and was related to six loans.

The impaired and non-accrual loans shown for June 30, 2010 and December 31, 2009 included $1.9 million and $2.6 million, respectively, of government guarantees. Had the impaired loans been performing during the six months ended June 30, 2010, the Company would have recognized an additional $3.0 million of interest income. The Company recognized $394 thousand of interest income on the impaired loans in the above table during the six months ended June 30, 2010, of which $46 thousand was related to performing restructured loans discussed below.

At June 30, 2010 and December 31, 2009, impaired loans of $1.4 million and $7.0 million, respectively, were classified as performing restructured loans. The restructurings were granted in response to borrower financial difficulty, and generally provide for a temporary modification of loan repayment terms. In order for a restructured loan to be considered performing and on accrual status, the loan’s collateral coverage generally will be greater than or equal to 100% of the loan balance, the loan is current on payments, and the borrower must either prefund an interest reserve or demonstrate the ability to make payments from a verified source of cash flow. The performing impaired loans were performing in accordance with the original loan terms at the time of modification and were performing in accordance with the modified terms as of the reporting date. The above table included $17.9 million and $9.2 million of impaired loans classified as non-performing restructured loans at June 30, 2010 and December 31, 2009, respectively.

AMERICANWEST BANCORPORATION

NOTE 4. Intangible Assets

At June 30, 2010, the Company had $9.4 million of core deposit intangible assets which were recorded in connection with various business combinations. Generally accepted accounting principles require core deposit intangible assets to be amortized to expense over their expected useful life.

NOTE 5. Junior Subordinated Debt

As of June 30, 2010, the Company had four wholly-owned trusts (Trusts) that were formed to issue trust preferred securities and related common securities of the Trusts. The Trusts are summarized as follows:

($ in thousands)
Trust Name	Issue Date	Outstanding Amount	Rate		Effective Rate	Next Call Date	Maturity Date
AmericanWest Statutory Trust I	September 2002	$10,310	Floating	(1)	3.94%	September 2010	September 2032
Columbia Trust Statutory Trust I	June 2003	3,093	Floating	(2)	3.64%	September 2010	June 2033
AmericanWest Capital Trust II	March 2006	7,217	6.76%	(3)	6.76%	March 2011	March 2036
AmericanWest Capital Trust III	March 2007	20,619	6.53%	(4)	6.53%	March 2012	June 2037

		$41,239

(1)	Rate based on LIBOR plus 3.40%, adjusted quarterly.
(2)	Rate based on LIBOR plus 3.10%, adjusted quarterly.
(3)	Rate fixed for 5 years from issuance, then adjusted quarterly thereafter based on LIBOR plus 1.50%.
(4)	Rate fixed for 5 years from issuance, then adjusted quarterly thereafter based on LIBOR plus 1.63%.

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

In accordance with the provisions of the related indentures, the Company has notified the trustees of the Trusts each quarter since the third quarter of 2008 that the payment of interest on the junior subordinated debt will be deferred. The Company has the right to defer payment of interest for up to 20 consecutive quarters, although it will continue to accrue the cost and recognize the expense of the interest at the normal rate on a compounded basis until such time as the deferred arrearage has been paid current. As of June 30, 2010, interest totaling $5.3 million, which is included in accrued interest payable within the Consolidated Statements of Condition, was deferred and in arrears.

As of June 30, 2010, $715 thousand of the $40.0 million junior subordinated debt (excluding the common stock of the Trusts) qualified as Tier I capital. Under the guidance issued by the Board of Governors of the Federal Reserve Bank (Federal Reserve), a portion of the balance may qualify as Tier 2 capital, although Tier 2 capital cannot exceed Tier 1 capital. The Federal Reserve adopted a rule, effective March 31, 2011, that permits the inclusion of junior subordinated debt in Tier I capital, but with stricter quantitative limits. On July 31, 2010, President Obama signed the Dodd-Frank Wall Street Reform and Consumer Protection Act, which contained a provision that limits the inclusion of trust preferred securities as Tier I capital. However, bank holding companies with less than $500 million in assets are exempt from this provision and bank holding companies of less than $15 billion in assets are grandfathered with respect to trust preferred securities issued before May 19, 2010. The new legislation is not expected to have an impact on the regulatory capital ratios of the Company or of AmericanWest Bank, the wholly-owned subsidiary of the Company (Bank).

AMERICANWEST BANCORPORATION

NOTE 6. Comprehensive Loss

Total comprehensive loss, which includes the net loss and unrealized gains and losses on the Company’s available-for-sale securities, was $7.7 million and $16.1 million for the three and six months ended June 30, 2010, respectively. Total comprehensive loss was $9.9 million and $24.3 million for the three and six months ended June 30, 2009, respectively.

NOTE 7. Cash Dividends

Pursuant to the provisions of a Supervisory Prompt Corrective Action Directive issued to the Bank by the Federal Deposit Insurance Corporation (FDIC) on February 24, 2010 and a Cease and Desist Order issued to the Bank by the FDIC and Washington Department of Financial Institutions (DFI) effective May 11, 2009, the Bank is prohibited from paying any cash dividends without prior regulatory approval. In addition, the Company was notified by the Federal Reserve Bank of San Francisco (FRB) in August 2008 that it could not make any dividend payments without prior approval from the FRB. As a result, no cash dividend payments were declared or paid by the Company during the six months ended June 30, 2010 or 2009.

NOTE 8. Loss Per Share

The following is a reconciliation of the numerators and denominators for basic and diluted loss per share computations for the three and six months ended June 30, 2010 and 2009:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share)	2010	2009	2010	2009
Numerator:
Net loss	$(7,887)	$(10,527)	$(16,418)	$(25,062)

Denominator:
Weighted average number of common shares outstanding	17,216	17,213	17,216	17,213

Basic loss per common share	$(0.46)	$(0.61)	$(0.95)	$(1.46)
Diluted loss per common share	$(0.46)	$(0.61)	$(0.95)	$(1.46)

Anti-dilutive warrants, stock options, and compensatory awards not included in diluted loss per share	2,200	305	2,200	305

NOTE 9. Stock-Based Compensation

The AmericanWest Bancorporation 2006 Equity Incentive Plan (Plan) provides for the issuance of incentive stock options, nonqualified stock options, restricted stock awards and unrestricted stock awards to key employees, officers and directors. The Plan was amended during 2008 to increase the number of authorized shares for issuance under all awards by 250,000 shares (plus any shares under the Company’s 2001 Stock Option Plan as to which options or other benefits granted and outstanding as of March 17, 2006 may lapse, expire, terminate or be canceled). The number of shares subject to stock options and restricted stock awards issued under the Plan as of June 30, 2010 was 688,620. The Board of Directors’ Compensation Committee administers the Plan. The maximum term of an incentive stock option granted under the Plan is ten years and the Plan will terminate on March 17, 2016.

AMERICANWEST BANCORPORATION

Stock Options

Compensation expense related to stock options is summarized in the table below including the impact on net loss and diluted loss per share for the three and six months ended June 30, 2010 and 2009:

	Three months ended June 30,		Six months ended June 30,
($ in thousands)	2010	2009	2010	2009
Stock option compensation cost	$8	$9	$16	$14
Impact on net loss	$8	$9	$16	$14
Impact on diluted loss per share	$—	$—	$—	$—

The following table summarizes the stock option activity for the six months ended June 30, 2010:

	Options	Weighted average exercise price
Outstanding at December 31, 2009	256,681	$14.57
Granted	—	—
Exercised	—	—
Forfeited	(17,514)	10.17

Outstanding at June 30, 2010	239,167	$14.89

Exercisable at June 30, 2010	201,793	$15.73

There were no options issued or exercised during the three and six months ended June 30, 2010 or 2009.

Total unrecognized compensation cost at June 30, 2010 was $33 thousand, which will be recognized through 2013. The amortization of stock-based compensation reflects estimated forfeitures adjusted for actual forfeiture experience. Estimated forfeitures will be continually evaluated in subsequent periods and may change based on new facts and circumstances.

The weighted average remaining term for outstanding and exercisable stock options at June 30, 2010 was 5.2 years and 4.8 years, respectively. The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the market price of the Company’s common stock as of the reporting date. Since none of the stock options outstanding and exercisable at June 30, 2010 had an exercise price lower than the market value of the Company’s common stock, these options had no aggregate intrinsic value as of that date.

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

The purpose of these awards is to promote the long term interests of the Company and its shareholders by providing a financial incentive as a means for retaining certain key executives and employees. For the three months ended June 30, 2010 and 2009, compensation expense, pre-tax, related to these grants was approximately $8 thousand and $3 thousand, respectively. For the six months ended June 30, 2010, compensation expense, pre-tax, related to these grants was approximately $20 thousand. Included in the compensation expense for the six months ended June 30, 2009, was the reversal of $65 thousand related to the termination of an executive’s employment and the forfeiture of 5,000 shares of restricted common stock. As a result, there was a credit in expense of $53 thousand for the six months ended June 30, 2009.

AMERICANWEST BANCORPORATION

The following table summarizes both unvested performance restricted and unvested restricted common stock award activity for the six months ended June 30, 2010:

	Restricted Common Stock	Weighted average grant date fair value
Unvested as of December 31, 2009	22,500	$21.15
Granted	—	—
Vested	(3,200)	20.68
Forfeited	(1,600)	21.44

Unvested as of June 30, 2010	17,700	$21.21

NOTE 10. Warrants

In connection with an agreement engaging a strategic advisor during the first quarter of 2010, the Company granted a warrant to purchase up to ten percent of the Company’s outstanding common stock on a fully-diluted basis taking into account all outstanding options, rights and warrants, with an exercise price equal to the closing price per share as of the date of the execution of the agreement, or $0.49 per share. The warrant for 1,942,772 shares vests upon the closing of a capital transaction, subject to certain limitations. Additionally, upon the closing of a capital transaction the Company has agreed to issue to the strategic advisor for $100 an additional warrant to acquire a number of shares equal to ten percent of the new shares issued, with an exercise price equal to the price paid by the investors purchasing shares in such capital transaction, subject to certain limitations. As the exercise of the warrant is contingent upon the successful completion of a capital raise transaction, the Company did not recognize the value of these warrants in its financial statements as of June 30, 2010.

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

The following table summarizes the Company’s financial instruments that were measured at fair value on a recurring basis at June 30, 2010:

		Fair Value Measurements Using
($ in thousands)	Fair Value	Level 1	Level 2	Level 3
Recurring assets
Obligations of federal government agencies	$3,630	$3,630	$—	$—
Obligations of states, municipalities, and political subdivisions	$20,225	$20,225	$—	$—
Mortgage backed securities	$16,110	$—	$16,110	$—
Other securities	$18	$18	$—	$—
Rate lock commitments	$120	$—	$—	$120

AMERICANWEST BANCORPORATION

The following table summarizes the Company’s financial instruments that were measured at fair value on a recurring basis at December 31, 2009:

		Fair Value Measurements Using
($ in thousands)	Fair Value	Level 1	Level 2	Level 3
Recurring assets
Obligations of federal government agencies	$3,247	$3,247	$—	$—
Obligations of states, municipalities, and political subdivisions	$20,243	$20,243	$—	$—
Mortgage backed securities	$21,605	$—	$21,605	$—
Other securities	$12	$12	$—	$—
Rate lock commitments	$—	$—	$—	$—
Forward sales commitments	$—	$—	$—	$—

The following table summarizes the changes during the six months ended June 30, 2010 for recurring assets measured using level 3:

($ in thousands)	Rate lock commitments
December 31, 2009	$—
Gains	120

June 30, 2010	$120

The following table summarizes the changes during the six months ended June 30, 2009 for recurring assets measured using level 3:

($ in thousands)	Rate lock commitments	Forward sales commitments
December 31, 2008	$—	$(91)
(Losses) Gains	(12)	395

June 30, 2009	$(12)	$304

Gains and losses shown in the tables above are included in fees on mortgage loan sales, net within the Consolidated Statements of Operations and included in the fair value adjustments on mortgage loan activities in the Consolidated Statements of Cash Flows.

In addition, certain assets are measured at fair value on a non-recurring basis. Adjustments to fair value based on such non-recurring transactions generally result from the application of lower-of-cost-or-market accounting or write-downs of individual assets due to impairment. The following table summarizes assets of the Company that were measured at fair value on a non-recurring basis at June 30, 2010:

		Fair Value Measurements Using
($ in thousands)	Fair Value	Level 1	Level 2	Level 3
Non-Recurring
Impaired loans	$33,125	$—	$—	$33,125
Foreclosed real estate and other foreclosed assets	$46,952	$—	$—	$46,952

The following table summarizes the assets of the Company that were measured at fair value on a non-recurring basis at December 31, 2009:

		Fair Value Measurements Using
($ in thousands)	Fair Value	Level 1	Level 2	Level 3
Non-Recurring
Impaired loans	$75,036	$—	$—	$75,036
Foreclosed real estate and other foreclosed assets	$51,924	$—	$—	$51,924

AMERICANWEST BANCORPORATION

Impaired loans included in the tables above are collateral dependent and have been adjusted to fair value based on the estimated fair value of the underlying collateral, less estimated selling costs. If the Bank determines that the value of an impaired loan is less than the recorded investment in the loan, the carrying value is adjusted through a charge-off recorded through the allowance for loan losses.

The foreclosed real estate and other foreclosed assets referenced in the tables above have been adjusted to estimated fair value, less estimated selling costs. At the time of foreclosure, foreclosed assets are recorded at the lower of the carrying amount of the loan or the estimated fair value less estimated selling costs. Any write-downs based on the asset’s fair value at the date of acquisition are charged to the allowance for loan losses. After foreclosure, management periodically obtains updated valuations of the foreclosed assets and, if additional impairments are deemed necessary, the impairment is recorded in foreclosed real estate and other foreclosed assets expense within the Consolidated Statements of Operations.

The below table summarizes the losses recognized on the assets that were measured at fair value on a non-recurring basis for the three and six months ended June 30, 2010 and 2009:

	Three months ended June 30,		Six months ended June 30,
($ in thousands)	2010	2009	2010	2009
Non-Recurring
Impaired loans	$5,378	$20,229	$11,549	$38,172
Foreclosed real estate and other foreclosed assets	$2,784	$1,524	$3,985	$1,650

The following fair value table includes those financial instruments for which it is practical to estimate fair value. It does not include the value of premises and equipment and intangible assets such as customer relationships and core deposit intangibles. The table summarizes carrying amounts, estimated fair values, and assumptions used by the Company to estimate fair value as of June 30, 2010 and December 31, 2009:

			Estimated
As of June 30, 2010:	Assumptions Used in	Carrying	Fair
($ in thousands)	Estimating Fair Value	Amount	Value
Financial Assets:
Cash and due from banks	Equal to carrying value	$35,136	$35,136
Overnight interest bearing deposits with other banks	Equal to carrying value	154,210	154,210
Securities	Quoted market prices	43,766	43,766
Federal Home Loan Bank Stock	Par value	10,267	10,267
Loans, held for sale	Equal to carrying value	6,544	6,544
Loans	Based on publicly available information on assisted transactions for similar loan portfolios	1,094,964	774,046

Bank owned life insurance	Equal to carrying value	31,704	31,704
Mortgage loan derivative instruments, net	Equal to carrying value	120	120

Financial Liabilities:
Deposits	Fixed-rate certificate of deposits at discounted expected future cash flows and all other deposits equal to carrying value	1,392,532	1,399,548
Federal Home Loan Bank advances and other borrowings	Discounted expected future cash flows	23,646	24,046
Junior subordinated debentures	Discounted expected future cash flows	41,239	29,676

AMERICANWEST BANCORPORATION

As of December 31, 2009: ($ in thousands)	Assumptions Used in Estimating Fair Value	Carrying Amount	Estimated Fair Value
Financial Assets:
Cash and due from banks	Equal to carrying value	$38,553	$38,553
Overnight interest bearing deposits with other banks	Equal to carrying value	163,033	163,033
Securities	Quoted market prices	48,986	48,986
Federal Home Loan Bank Stock	Par value	10,267	10,267
Loans, held for sale	Equal to carrying value	6,565	6,565
Loans	Fixed-rate loans at discounted expected future cash flows, and variable-rate loans equal to carrying value, net of allowance for loan losses and liquidity discount	1,231,300	1,196,386
Bank owned life insurance	Equal to carrying value	31,207	31,207

Financial Liabilities:
Deposits	Fixed-rate certificate of deposits at discounted expected future cash flows and all other deposits equal to carrying value	1,505,540	1,511,013
Federal Home Loan Bank advances and other borrowings	Discounted expected future cash flows	63,683	64,831
Junior subordinated debentures	Discounted expected future cash flows	41,239	27,454
Mortgage loan derivative instruments, net	Equal to carrying value	—	—

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

The Bank periodically enters into forward delivery contracts to sell residential mortgage loans to investors at specific prices and dates in order to hedge the interest rate risk in its portfolio of mortgage loans held for sale and its residential mortgage loan commitments. Credit risk associated with forward contracts is limited to the replacement cost of those forward contracts in a gain position. There were no counterparty default losses on forward contracts in the three and six months ended June 30, 2010 and 2009. Market risk with respect to forward contracts arises principally from changes in the value of contractual positions due to changes in market interest rates. The Bank limits its exposure to market risk by monitoring differences between commitments to customers and forward contracts with investors. In the event the Bank has forward delivery contract commitments in excess of available mortgage loans, the Bank completes the transaction by either paying or receiving a fee to or from the investors equal to the increase or decrease in the market value of the forward contract. At June 30, 2010, the Bank had commitments to originate mortgage loans held for sale at pre-determined interest rates totaling $10.0 million. At June 30, 2010, the Bank did not have any forward sales commitments.

AMERICANWEST BANCORPORATION

The following table summarizes the types of derivatives, separately by assets and liabilities, their location on the Consolidated Statements of Condition, and the fair values of such derivatives as of June 30, 2010 and December 31, 2009:

($ in thousands)
Underlying Risk Exposure	Description	Balance Sheet Location	June 30, 2010	December 31, 2009
Asset Derivatives
Interest rate contracts	Rate lock commitments	Other assets	$120	$—
Interest rate contracts	Forward sales commitments	Other assets	—	—

Total asset derivatives			$120	$—

Liability Derivatives
Interest rate contracts	Rate lock commitments	Other liabilities	$—	$—
Interest rate contracts	Forward sales commitments	Other liabilities	—	—

Total liability derivatives			$—	$—

NOTE 13. Recent Accounting Pronouncements

In April 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2010-18, Receivables (Topic 310): Effect of a Loan Modification When the Loan is Part of Pool That is Accounted for as a Single Asset. As a result of the update, modifications of loans that are accounted for within a pool under Subtopic 310-30 do not result in the removal of those loans from the pool even if the modification of those loans would otherwise be considered a troubled debt restructuring. An entity will continue to be required to consider whether the pool of assets in which the loan is included is impaired if expected cash flows for the pool change. The update is effective for modifications of loans accounted for within pools under Subtopic 310-30 occurring in the first interim or annual period ending on or after July 15, 2010 and is not expected to have a material impact on the Company.

In April 2010, FASB issued ASU No. 2010-13, Compensation – Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades. The update clarifies that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The update is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2010 and is not expected to have a material impact on the Company.

In March 2010, FASB issued ASU No. 2010-11, Derivatives and Hedging (Topic 815): Scope Exception Related to Embedded Credit Derivatives. The update clarifies scope exceptions related to certain credit derivatives and the accounting for such credit derivatives. The update is effective on July 1, 2010 and is not expected to have a material impact on the Company.

In February 2010, FASB issued ASU No. 2010-09, Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements. The update removed the requirement that the date through which subsequent events are evaluated be disclosed. The update was effective immediately upon the issuance and did not have a material impact on the Company.

In January 2010, FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. The update requires expanded disclosures and clarifies existing disclosure requirements. The update was effective on January 1, 2010 and did not have a material impact on the Company.

In December 2009, the FASB issued ASU No. 2009-16 Transfers and Servicing (Topic 860), Accounting for Transfers of Financial Assets. The update establishes standards for transfers and servicing of financial assets and the accounting for transfers of servicing assets. The update was effective beginning on January 1, 2010 and did not have a material impact on the Company.

AMERICANWEST BANCORPORATION

In September 2009, FASB issued ASU No. 2009-12 Fair Value Measurements and Disclosures (Topic 820), Investments in Certain Entities that Calculate Net Asset Values per Share (or Its Equivalent). The update applies to investments that are measured at a net asset value per share because the investment’s fair value is not readily available, reducing the required steps in measuring fair value, and increasing associated disclosures and was effective for periods ending after December 15, 2009. The adoption of the update did not have a material impact on the Company.

In June 2009, FASB issued Statement of Financial Accounting Standards (SFAS) No. 166, Accounting for Transfers of Financial Assets—an Amendment of FASB Statement No. 140. The statement has not yet been codified into the FASB Accounting Standards Codification (ASC). The statement eliminates the concept of a qualifying special-purpose entity, creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies other sale-accounting criteria, and changes the initial measurement of a transferor’s interest in transferred financial assets. This statement was effective for annual reporting periods beginning after November 15, 2009, and for interim periods therein. The adoption of the statement did not have a material impact on the Company.

In June 2009, FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R). The statement has not yet been codified into the FASB ASC. The statement eliminates FASB Interpretations 46(R) (FIN 46(R)) exceptions to consolidating qualifying special-purpose entities, contains new criteria for determining the primary beneficiary, and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a variable interest entity. The statement also contains a new requirement that any term, transaction, or arrangement that does not have a substantive effect on an entity’s status as a variable interest entity, a company’s power over a variable interest entity, or a company’s obligation to absorb losses or its right to receive benefits of an entity must be disregarded in applying FIN 46(R) provisions. The elimination of the qualifying special-purpose entity concept and its consolidation exceptions means more entities will be subject to consolidation assessments and reassessments. The statement requires additional disclosures regarding an entity’s involvement in a variable interest entity. The statement was effective for annual reporting periods beginning after November 15, 2009, and for interim periods therein. The adoption of the statement did not have a material impact on the Company.

AMERICANWEST BANCORPORATION

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain matters discussed in this Quarterly Report on Form 10-Q including, but not limited to, matters described in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” include forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (PSLRA). Such forward-looking statements may include statements or forecasts about the Company’s financial condition and results of operations, expectations for future financial performance, and assumptions for those forecasts and expectations. The Company makes forward-looking statements about potential problem loans, cash flows, strategic initiatives, capital initiatives, and the adequacy of the allowance for loan losses. Actual results might differ significantly from the Company’s forecasts and expectations due to several factors. Some of these factors include, but are not limited to, impact of the current national and regional economy (including real estate values), borrower financial capacity in the Company’s market, changes in loan portfolio composition, the ability of the Company to comply with the FDIC’s Order to Cease and Desist and Supervisory Prompt Corrective Action Directive and the FRB’s Written Agreement, the Company’s ability to raise additional regulatory capital and the dilutive effect of capital raising, the Company’s access to liquidity sources, the Company’s ability to attract and retain quality customers, interest rate movements and the impact on net interest margins such movements may cause, the Company’s products and services, the Company’s ability to attract and retain qualified employees, regulatory changes, and competition with other banks and financial institutions. Words such as “targets,” “expects,” “anticipates,” “believes,” and other similar expressions, and future or conditional verbs such as “will,” “may,” “should,” “would,” and “could,” are intended to identify such forward-looking statements. Readers should not place undue reliance on the forward-looking statements, which reflect management’s view only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect subsequent events or circumstances. This statement is included for the express purpose of protecting the Company under PSLRA’s safe harbor provisions. Other factors that could cause actual results to differ from forecasts and expectations are included in the Risk Factors section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, filed with the US Securities and Exchange Commission (SEC) available on the SEC’s website at www.sec.gov, as supplemented from time to time in Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

The following discussion contains a review of the results of operations and financial condition for the three and six months ended June 30, 2010 and 2009. This information should be read in conjunction with the consolidated financial statements and related notes appearing in this report. The reader is assumed to have access to the Company’s Form 10-K for the year ended December 31, 2009, which contains additional information.

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

The discussion in this Quarterly Report of the Company and its financial statements reflects the Company’s acquisitions of Far West Bancorporation (FWBC) and its subsidiary on April 1, 2007 and Columbia Trust Bancorp (CTB) and its subsidiaries on March 15, 2006. Both acquisitions were accounted for by the purchase method of accounting and the results of the Company’s operations prior to the respective acquisitions do not reflect the activities of FWBC or CTB.

AMERICANWEST BANCORPORATION

The Company’s stock was traded on the NASDAQ Global Select market under the symbol AWBC until March 23, 2010, and since that time the Company’s bid and ask prices are quoted in the Pink Sheets under the symbol “AWBC.PK”, and on the OTC Bulletin Board under the symbol “AWBC.”

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

On May 8, 2009, the Bank entered into a Stipulation and Consent to the Issuance of an Order to Cease and Desist (Stipulation) with the FDIC and the Washington State Department of Financial Institutions, Division of Banks (DFI) that was issued in connection with a routine regulatory examination of the Bank completed during December 2008. Pursuant to the Stipulation, the FDIC and the DFI issued an Order to Cease and Desist (Order) on May 11, 2009. Neither the Bank nor the Company admitted any wrongdoing and no monetary penalties were imposed in connection with the Order. Copies of the Stipulation and the Order were included as Exhibits 10.1 and 10.2 of the Form 10-Q filed on May 15, 2009 and are incorporated herein by this reference.

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

•

Retain qualified senior executive officers, including a Chief Financial Officer and a Chief Credit Officer, with written authority from the Board of Directors to implement the provisions of the Order, and obtain an independent study of the Bank’s lending and credit functions to determine if additional personnel were necessary. The independent study was completed on June 15, 2009 and a related plan to implement its recommendations was approved by the Board of Directors on July 30, 2009. A copy of the study and the plan were furnished to the FDIC and DFI. The Bank believes that it has the appropriate management and lending and credit personnel, as required by the Order. The Bank’s Chief Credit Officer resigned in February 2010, and the Company has implemented an interim succession plan which management believes is effective and expects that a new Chief Credit Officer will be appointed during the third quarter of 2010.

•

Provide 30 days’ prior notice to the FDIC and the DFI of the addition of any new member on the Board of Directors or the employment of any new senior executive officer. The Bank has not added anyone to the Board of Directors or employed any new senior executive officer since the effective date of the Order.

•

Not pay any bonuses to or increase the compensation of any director or senior officer of the Bank. The Bank has not paid any bonuses or increased the compensation of any such director or senior officer and has no current plans to pay any bonuses or increase compensation of directors or senior officers.

AMERICANWEST BANCORPORATION

•	Refrain from paying cash dividends without the prior written consent of the FDIC and the DFI. The Bank has not paid any cash dividends since the first quarter of 2008.

•

Maintain and implement a policy for determining the adequacy of the allowance for loan and lease losses (ALLL), to include a review of the ALLL at least quarterly and correction of any deficiency in the ALLL indicated by the review. The Board of Directors has reviewed the Bank’s policies and practices with respect to determining the adequacy of the ALLL and believes that such policies and practices are adequate and appropriate. The Board of Directors has reviewed the ALLL quarterly and believes that it has been adequate as of those periods then ended.

•

Charge-off, by June 30, 2009, all assets classified as “loss” and 50% of loans classified as “doubtful” as of the Report of Examination issued in February 2009 (ROE). These actions were completed prior to June 30, 2009, with no additional material loss recognized.

•

Reduce the level of assets classified as “substandard” or “doubtful” noted in the ROE to 75% of capital by September 8, 2009. As of June 30, 2010, the assets classified as “substandard” or “doubtful’ were reduced by $144.6 million since the ROE, and the related ratio was 103%. This target was not achieved by the deadline, primarily due to continued reductions in the Bank’s capital.

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

•

Refrain from extending credit to or for the benefit of (i) any borrower who has an extension of credit from the Bank that has been charged off or classified, in whole or in part, “Loss,” (ii) any borrower who has an extension of credit from the Bank that has been classified, in whole or in part, “Doubtful,” without prior approval of the Board of Directors or loan committee and collection of all interest due, or (iii) any borrower who has an extension of credit from the Bank in excess of $500 thousand that has been classified “Substandard,” without prior approval of the Board of Directors or loan committee and collection of all interest due. Since the date of the Order, the Bank has been in substantial compliance with these limitations.

•

Develop a written plan for reducing extensions of credit to borrowers in the Land Development and Construction (LDC) Loan concentrations by June 10, 2009, and refrain from making any additional LDC loans, except in accordance with such plan. A written plan to reduce such extensions of credit was adopted by the Board of Directors on June 6, 2009, and a copy was provided to the FDIC and DFI. The plan was revised in June 2010 to allow the Bank to extend LDC loans to facilitate the sale of property currently financed or owned by the Bank, subject to appropriate safeguards, and a copy of the revised plan was provided to the FDIC and DFI. Since June 6, 2009, the Bank has not made any additional LDC loans except in accordance with the original or revised plan, as applicable, and with the prior approval of the Board of Directors. As of June 30, 2010, the aggregate amount of LDC loans has been reduced by $275.4 million since December 31, 2008, representing 71% of the December 31, 2008 total of LDC loans.

AMERICANWEST BANCORPORATION

•

Develop policies for maintenance of an adequate level of liquidity, restrict the interest rates the Bank pays on deposits to maintain compliance with Section 337.6 of the FDIC Rules and Regulations, and refrain from accepting or renewing any brokered certificates of deposit. The Board of Directors determined that the Bank had in place adequate policies and procedures for maintenance of liquidity. The Bank provided written certification to the FDIC and DFI on June 4, 2009 that the Bank’s deposit pricing complied with the requirements of Section 337.6 and continues to monitor interest rates to maintain compliance with such requirements. The Bank has not accepted or renewed any brokered certificates of deposit since August 2008, and has reduced the level of such deposits from $240.7 million at June 30, 2008 to $2.5 million at June 30, 2010.

•

Formulate and implement a written profit plan and multi-year strategic plan by August 9, 2009. These plans were approved by the Board of Directors on August 7, 2009 and copies were furnished to the FDIC and DFI.

•	Not permit its average total assets to increase from quarter to quarter. The Bank’s average assets have not increased since the issuance of the Order.

In addition, the Order requires that the Board of Directors of the Bank continue its participation in the affairs of the Bank, and increase such participation as appropriate, including approval of sound policies and objectives and supervision of the Bank’s activities. The Board of Directors believes that it maintained significant and appropriate participation prior to the Order being issued, has continued to do so during the life of the Order to date, and is appropriately fulfilling its participation, oversight and supervision responsibilities, having met 19 times during the first six months of 2010.

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

The Written Agreement also requires the Company to:

•

Submit a written capital plan that provides for sufficient capitalization of both the Parent and the Bank. The written capital plan was originally submitted on November 13, 2009. The FRB informed the Company in writing that the plan was not acceptable on December 8, 2009, and an amended plan was resubmitted on January 29, 2010. The FRB informed the Company in writing that the revised plan was not acceptable on July 26, 2010. The Company believes that its capital plan will not be acceptable to the FRB until the Company can identify the actual investors and provide a definitive timeframe for consummation of a capital transaction. Accordingly, the Company intends to revise and submit its capital plan once a definitive agreement with investors has been executed.

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

AMERICANWEST BANCORPORATION

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

As of December 31, 2009, due to the Company’s significant net loss from operations in 2009, deterioration in the credit quality of the loan portfolio, and the decline in the level of its regulatory capital to support operations, there was substantial doubt about the Company’s ability to continue as a going concern. Although the factors that caused uncertainty about the Company’s ability to continue as a going concern as of December 31, 2009 continued to exist as of the date of this report, the financial statements contained in this report have been prepared assuming the Company will, nevertheless, continue as a going concern.

Results of Operations

Overview

The Company reported a net loss of $7.9 million or $0.46 per share for the three months ended June 30, 2010, compared to a net loss of $10.5 million or $0.61 per share for the same period in 2009. The negative annualized return on average assets for the three months ended June 30, 2010 was 2.06%, as compared to 2.34% for the three months ended June 30, 2009. The Company reported a net loss of $16.4 million or $0.95 per share for the six months ended June 30, 2010, compared to a net loss of $25.1 million or $1.46 per share for the same period of 2009. The negative return on average assets for the six months ended June 30, 2010 was 2.11%, as compared to 2.76% for the six months ended June 30, 2009.

The Company recognized a provision for loan losses of $4.0 million, or 1.36% of average loans on an annualized basis, for the three months ended June 30, 2010, as compared to $11.8 million, or 3.07% of average loans annualized, for the three months ended June 30, 2009. For the three months ended June 30, 2010, net charge-offs were $4.0 million, or 1.35% of average gross loans annualized, as compared to $19.8 million, or 5.15% of average gross loans annualized, for the three months ended June 30, 2009. The Company recognized a provision for loan losses of $9.0 million, or 1.51% of average loans annualized, for the six months ended June 30, 2010, as compared to $25.5 million, or 3.26% of average loans annualized, for the six months ended June 30, 2009. For the six months ended June 30, 2010, net charge-offs were $9.5 million, or 1.59% of average gross loans annualized, as compared to $37.5 million, or 4.80% of average gross loans annualized, for the six months ended June 30, 2009.

The table below summarizes the Company’s financial performance for the three and six months ended June 30, 2010 and 2009:

	Three Months Ended June 30,			Six Months Ended June 30,
	2010	2009	% Change	2010	2009	% Change
($ in thousands except per share data)
Interest Income	$17,761	$22,341	-21%	$36,134	$45,592	-21%
Interest Expense	4,977	8,429	-41%	10,438	17,743	-41%

Net Interest Income	12,784	13,912	-8%	25,696	27,849	-8%
Loan Loss Provision	4,000	11,800	-66%	9,000	25,480	-65%

Net interest income after loan loss provision	8,784	2,112	316%	16,696	2,369	605%

Non-interest Income	4,291	6,996	-39%	7,129	12,796	-44%
Non-interest Expense	20,962	19,635	7%	40,243	40,227	0%

Loss before income tax benefit	(7,887)	(10,527)	25%	(16,418)	(25,062)	34%
Income tax benefit	—	—	0%	—	—	0%

Net Loss	$(7,887)	$(10,527)	25%	$(16,418)	$(25,062)	34%

Basic loss per common share	$(0.46)	$(0.61)	25%	$(0.95)	$(1.46)	35%
Diluted loss per common share	$(0.46)	$(0.61)	25%	$(0.95)	$(1.46)	35%

AMERICANWEST BANCORPORATION

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Selected Financial Information:	2010	2009	2010	2009
($ in thousands except per share data, ratios are annualized)
Net loss	$(7,887)	$(10,527)	$(16,418)	$(25,062)
Diluted loss per common share	$(0.46)	$(0.61)	$(0.95)	$(1.46)
Return on average assets	-2.06%	-2.34%	-2.11%	-2.76%
Return on average equity	-354.09%	-59.45%	-250.84%	-63.45%
Efficiency ratio (1)	96.42%	79.86%	98.72%	88.46%
Non-interest income to average assets	1.12%	1.55%	0.92%	1.41%
Non-interest expenses to average assets	5.48%	4.36%	5.18%	4.43%
Net interest margin (2)	3.71%	3.35%	3.67%	3.33%

(1)	Excludes intangible amortization and foreclosed assets expenses.
(2)	Presented on a tax equivalent basis for tax exempt securities. Average loans include loans held for sale and non-accrual loans.

Net Interest Income

Three Months Ended June 30, 2010 and 2009

Net interest income for the second quarter of 2010 was $12.8 million, a decrease of $1.1 million from the second quarter of 2009. Interest income for the second quarter of 2010 was $17.8 million, a decrease of $4.6 million from the same period of the prior year. The decrease in interest income was related mainly to the decline in average earning assets of $292.9 million. The Company’s cost of funds was 1.64% for the second quarter of 2010, as compared to 2.38% in the same period of 2009. Interest expense for the second quarter of 2010 was $5.0 million, a decrease of $3.5 million from the similar period of the prior year. The decrease in interest expense from the second quarter of 2009 was a result of a decrease in the cost of funds of 74 basis points and a decrease in average interest bearing liabilities of $203.1 million.

The tax equivalent net interest margin for the second quarter of 2010 was 3.71%, an increase of 36 basis points from the same period in 2009. The increase was driven by a reduction in the cost of funds of 74 basis points partially offset by a decrease in the yield on earning assets of 21 basis points. The decrease in the cost of funds was driven by the cost of interest bearing deposits declining 80 basis points. The average yield on loans for the second quarter of 2010 was 5.84%, an increase of 22 basis points from the same period of 2009. The impact of non-accrual loans on the net interest margin for the second quarter of 2010 was approximately 45 basis points as compared to 87 basis points for the second quarter of 2009. Contributing to the decline in the yield on earning assets for the second quarter of 2010 was an increase in on-balance sheet liquidity (categorized in overnight deposits with other banks and other). Had the additional amount of on-balance sheet liquidity not increased for the second quarter of 2010 the yield on earning assets would have been 31 basis points higher.

AMERICANWEST BANCORPORATION

The following table sets forth the Company’s net interest margin for the three months ended June 30, 2010 and 2009:

	Three months ended June 30,
	2010			2009
	Average			Average
($ in thousands)	Balance	Interest	%	Balance	Interest	%
Assets
Loans (1)	$1,177,030	$17,133	5.84%	$1,540,177	$21,588	5.62%
Taxable securities	37,143	432	4.67%	39,960	507	5.09%
Non-taxable securities (2)	7,570	122	6.46%	18,279	277	6.08%
FHLB Stock	10,267	—	0.00%	10,267	—	0.00%
Overnight deposits with other banks and other	153,364	116	0.30%	69,634	62	0.36%

Total interest earning assets	1,385,374	17,803	5.15%	1,678,317	22,434	5.36%

Non-interest earning assets	148,319			126,367

Total assets	$1,533,693			$1,804,684

Liabilities
Interest bearing demand deposits	$189,191	$176	0.37%	$153,608	$156	0.41%
Savings and MMDA deposits	328,963	655	0.80%	408,872	1,444	1.42%
Time deposits	587,456	2,965	2.02%	687,698	5,209	3.04%

Total interest bearing deposits	1,105,610	3,796	1.38%	1,250,178	6,809	2.18%

Overnight borrowings	18,000	39	0.87%	45,219	108	0.96%
Junior subordinated debt	41,239	649	6.31%	41,239	643	6.25%
Other borrowings	52,521	493	3.77%	83,825	869	4.16%

Total interest bearing liabilities	1,217,370	4,977	1.64%	1,420,461	8,429	2.38%

Non-interest bearing demand deposits	282,785			285,888
Other non-interest bearing liabilities	24,604			27,311

Total liabilities	1,524,759			1,733,660
Stockholders’ Equity	8,934			71,024

Total liabilities and stockholders’ equity	$1,533,693			$1,804,684

Net interest income and spread		$12,826	3.51%		$14,005	2.98%

Net interest margin to average earning assets			3.71%			3.35%

(1)	Includes loans held for sale and non-accrual loans in average loans. Interest income includes loan fee income.
(2)	Tax-exempt securities income has been presented using a tax equivalent basis and an assumed tax rate of 34%.

AMERICANWEST BANCORPORATION

The following table sets forth a summary of changes in the components of net interest income during the second quarter of 2010, as compared to the second quarter of 2009, due to the changes in average interest earning assets and interest bearing liabilities and the resultant changes in interest income and interest expense:

	Three months ended June 30, 2010 compared to 2009
($ in thousands)	Increase (decrease) in interest income/expense due to changes in:
	Volume	Rate	Total
Interest earning assets
Loans (1)	$(5,088)	$633	$(4,455)
Securities (2)	(184)	(46)	(230)
Overnight deposits with other banks, and other and FHLB stock	66	(12)	54

Total interest earning assets	$(5,206)	$575	$(4,631)

Interest bearing liabilities
Interest bearing demand deposits	$36	$(16)	$20
Savings and MMDA deposits	(283)	(506)	(789)
Time deposits	(760)	(1,484)	(2,244)

Total interest bearing deposits	(1,007)	(2,006)	(3,013)
Overnight borrowings	(65)	(4)	(69)
Junior subordinated debt	—	6	6
Other borrowings	(325)	(51)	(376)

Total interest bearing liabilities	(1,397)	(2,055)	(3,452)

Total decrease in net interest income	$(3,809)	$2,630	$(1,179)

(1)	Includes loans held for sale and non-accrual loans in average loans. Interest income includes loan fee income.
(2)	Tax-exempt securities income has been presented using a tax equivalent basis and an assumed tax rate of 34%.

Net Interest Income

Six Months Ended June 30, 2010 and 2009

Net interest income for the first six months of 2010 was $25.7 million, a decrease of $2.2 million from the same period of 2009. Interest income for the first six months of 2010 was $36.1 million, a decrease of $9.5 million from the same period of the prior year. The decrease in interest income was related mainly to the decline in average earning assets of $281.6 million partially offset by an increase in the yield on loans of 21 basis points. The Company’s cost of funds inclusive of non-interest bearing demand deposits was 1.38% in the first six months of 2010, as compared to 2.08% in the same period of 2009. Interest expense for the first six months of 2010 was $10.4 million, a decrease of $7.3 million from the same period of the prior year. The decrease in interest expense from the first six months of 2009 was a result of a decrease in the cost of funds of 80 basis points and a decrease in average interest bearing liabilities of $192.0 million.

The tax equivalent net interest margin for the first six months of 2010 was 3.67%, an increase of 34 basis points from the same period in 2009. The increase was driven by a reduction in the cost of funds of 80 basis points partially offset by a decrease in the yield on earning assets of 29 basis points. The decrease in the cost of funds was driven by the cost of interest bearing deposits declining 90 basis points and the decrease in average interest bearing liabilities by $192.0 million. The average yield on loans for the first six months of 2010 was 5.84%, an increase of 21 basis points from the same period of 2009. The impact of non-accrual loans on the net interest margin for the first six months of 2010 was approximately 51 basis points as compared to 74 basis points for the

AMERICANWEST BANCORPORATION

first six months of 2009. Contributing to the decline in the yield on earning assets for the first six months of 2010 was an increase in on-balance sheet liquidity (categorized in overnight deposits with other banks and other). Had the additional amount of on-balance sheet liquidity not increased for the first six months of 2010 the yield on earnings assets would have been 39 basis points higher.

The following table sets forth the Company’s net interest margin for the six months ended June 30, 2010 and 2009:

	Six months ended June 30,
	2010			2009
($ in thousands)	Average Balance	Interest	%	Average Balance	Interest	%
Assets
Loans (1)	$1,203,508	$34,861	5.84%	$1,576,979	$44,052	5.63%
Taxable securities	38,564	875	4.58%	42,760	1,068	5.04%
Non-taxable securities (2)	7,641	247	6.52%	18,690	568	6.13%
FHLB Stock	10,267	—	0.00%	9,928	—	0.00%
Overnight deposits with other banks and other	157,226	235	0.30%	50,414	97	0.39%

Total interest earning assets	1,417,206	36,218	5.15%	1,698,771	45,785	5.44%

Non-interest earning assets	149,840			130,576

Total assets	$1,567,046			$1,829,347

Liabilities
Interest bearing demand deposits	$189,125	$343	0.37%	$142,370	$288	0.41%
Savings and MMDA deposits	342,927	1,373	0.81%	417,544	3,212	1.55%
Time deposits	598,797	6,335	2.13%	676,098	10,866	3.24%

Total interest bearing deposits	1,130,849	8,051	1.44%	1,236,012	14,366	2.34%

Overnight borrowings	11,978	50	0.84%	69,595	322	0.93%
Junior subordinated debt	41,239	1,286	6.29%	41,239	1,284	6.28%
Other borrowings	56,575	1,051	3.75%	85,762	1,771	4.16%

Total interest bearing liabilities	1,240,641	10,438	1.70%	1,432,608	17,743	2.50%

Non-interest bearing demand deposits	288,531			290,843
Other non-interest bearing liabilities	24,675			26,247

Total liabilities	1,553,847			1,749,698
Stockholders’ Equity	13,199			79,649

Total liabilities and stockholders’ equity	$1,567,046			$1,829,347

Net interest income and spread		$25,780	3.45%		$28,042	2.94%

Net interest margin to average earning assets			3.67%			3.33%

(1)	Includes loans held for sale and non-accrual loans in average loans. Interest income includes loan fee income.
(2)	Tax-exempt securities income has been presented using a tax equivalent basis and an assumed tax rate of 34%.

AMERICANWEST BANCORPORATION

The following table sets forth a summary of changes in the components of net interest income during the first six months of 2010, as compared to the first six months of 2009, due to the changes in average interest earning assets and interest bearing liabilities and the resultant changes in interest income and interest expense:

	Six months ended June 30, 2010 compared to 2009
($ in thousands)	Increase (decrease) in interest income/expense due to changes in:
	Volume	Rate	Total
Interest earning assets
Loans (1)	$(10,427)	$1,236	$(9,191)
Securities (2)	(406)	(108)	(514)
Overnight deposits with other banks, and other and FHLB stock	172	(34)	138

Total interest earning assets	$(10,661)	$1,094	$(9,567)

Interest bearing liabilities
Interest bearing demand deposits	$95	$(40)	$55
Savings and MMDA deposits	(574)	(1,265)	(1,839)
Time deposits	(1,242)	(3,289)	(4,531)

Total interest bearing deposits	(1,721)	(4,594)	(6,315)
Overnight borrowings	(266)	(6)	(272)
Junior subordinated debt	—	2	2
Other borrowings	(602)	(118)	(720)

Total interest bearing liabilities	(2,589)	(4,716)	(7,305)

Total decrease in net interest income	$(8,072)	$5,810	$(2,262)

(1)	Includes loans held for sale and non-accrual loans in average loans. Interest income includes loan fee income.
(2)	Tax-exempt securities income has been presented using a tax equivalent basis and an assumed tax rate of 34%.

Loan Loss Provision

During the three months ended June 30, 2010, the Company recognized a provision for loan losses of $4.0 million, or 1.36% of average gross loans on an annualized basis. For the three months ended June 30, 2009, the Company recognized a provision for loan losses of $11.8 million, or 3.07% of average gross loans on an annualized basis.

During the six months ended June 30, 2010, the Company recognized a provision for loan losses of $9.0 million, or 1.51% of average gross loans on an annualized basis. For the six months ended June 30, 2009, the Company recognized a provision for loan losses of $25.5 million, or 3.26% of average gross loans on an annualized basis.

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

Non-interest Income

Three Months Ended June 30, 2010 and 2009

Non-interest income for the three months ended June 30, 2010 was $4.3 million, as compared to $7.0 million for the same period of 2009, a decrease of $2.7 million or 39%. The change consists of the following components:

•

Fees and service charges on deposits decreased $86 thousand, or 4%, largely due to lower transaction volumes, and a reduction in overdraft fee income which decreased $131 thousand. These were partially offset by an increase in debit card fee income of $89 thousand.

•	Fees on mortgage loan sales decreased $2.5 million, or 80%, due to a decrease in the volumes of loans originated and sold.

•

Other non-interest income decreased $93 thousand, or 6%, due mainly to a decrease in net foreclosed asset gains on sales of $465 thousand. The second quarter of 2010 also included gains of $808 thousand related to the termination of certain contractual liabilities. The second quarter of 2009 included an excise tax refund from the state of Washington of $335 thousand and a $223 thousand gain related to the sale of a merchant bankcard portfolio.

Non-interest Income

Six Months Ended June 30, 2010 and 2009

Non-interest income for the six months ended June 30, 2010 was $7.1 million, as compared to $12.8 million for the same period of 2009, a decrease of $5.7 million or 44%. The change consists of the following components:

•

Fees and service charges on deposits decreased $191 thousand, or 4%, largely due to lower transaction volumes, and a reduction in overdraft fee income which decreased $235 thousand. These were partially offset by an increase in debit card fee income of $160 thousand.

•	Fees on mortgage loan sales decreased $3.9 million, or 77%, due to a decrease in the volumes of loans originated and sold.

•

Other non-interest income decreased $1.6 million, or 49%, due mainly to an excise tax refund from the state of Washington of $1.3 million received during the first six months of 2009. Net gains/losses on foreclosed asset sales declined $568 thousand as compared to the same period of the prior year. The first six months of 2009 also included $758 thousand of income related to the sale of a merchant bankcard portfolio, which was partially offset by losses on other asset disposals resulting in a net gain of $358 thousand as compared to a net loss of $45 thousand for the first six months of 2010.

Non-interest Expense

Three Months Ended June 30, 2010 and 2009

Non-interest expense for the three months ended June 30, 2010 totaled $21.0 million, as compared to $19.6 million for the same quarter of the prior year. The change consists of the following components:

•

Salaries and benefits decreased $1.0 million, or 11%, in the second quarter of 2010 as compared to the second quarter of 2009, as a result of cost saving initiatives that included a reduction in total staff of approximately 45 full-time equivalents and the discontinuance of certain employee incentive programs. These declines were partially offset by an increase in benefit costs as compared to the same period of the prior year.

•

The foreclosed asset expense was $3.9 million in the second quarter of 2010, an increase of $1.7 million or 75%, as compared to $2.2 million in the second quarter of 2009. The second quarter of 2010 includes increases in valuation adjustments of $1.3 million and other carrying and legal costs of $409 thousand.

AMERICANWEST BANCORPORATION

•

FDIC assessments were $1.8 million in the second quarter of 2010 as compared to $856 thousand in the second quarter of 2009. The second quarter of 2009 included $1.0 million of a reversing adjustment related to an over-accrual of a special assessment from the first quarter of 2009.

•	Equipment and occupancy expenses decreased $274 thousand, or 8%, related to cost savings associated with the consolidation and closure of financial centers in the prior year.

•	Other non-interest expense increased $323 thousand or 11% largely due to increased legal costs associated with capital restoration efforts.

Non-interest Expense

Six Months Ended June 30, 2010 and 2009

Non-interest expense for the six months ended June 30, 2010 and 2009 totaled $40.2 million for each period. The change in each respective category consists of the following components:

•

Salaries and benefits were down $1.8 million, or 10%, in the first six months of 2010 as compared to the first six months of 2009, as a result of cost saving initiatives that included a reduction in total staff of approximately 45 full-time equivalents and the discontinuance of certain employee incentive programs. These declines were partially offset by an increase in benefit costs as compared to the same period of the prior year.

•

The foreclosed asset expense was $6.6 million in the first six months of 2010, an increase of $3.8 million, or 133% as compared to $2.8 million in the first six months of 2009. The first six months of 2010 included increases in valuation adjustments of $2.3 million and other carrying and legal costs of $1.5 million.

•

FDIC assessments were $3.4 million in the first six months of 2010 as compared to $4.3 million in the first six months of 2009. The first six months of 2009 included $850 thousand for a special assessment.

•	Equipment and occupancy expenses decreased $605 thousand, or 8%, related to cost savings associated with the consolidation and closure of financial centers in the prior year.

•

Other non-interest expense decreased $116 thousand or 2%, which included increased legal costs associated with capital restoration efforts and increased insurance costs which were more than offset by a decrease in other costs.

Income Tax Benefit

As a result of the Company’s current going concern status as of December 31, 2009 and 2008, all tax benefits since December 31, 2008 have been deferred and all deferred taxes have been fully reserved. The Company did not recognize any tax benefit for operating losses in the first six months of 2010 or 2009. To the extent the Company can generate taxable income in the future sufficient to offset the tax deductions represented by the net deferred tax asset, the non-cash valuation allowance that has been established may be partially or entirely reduced. If the valuation allowance is reduced or eliminated, future tax benefits will be recognized that will have a positive non-cash impact on the Company’s net income, stockholders’ equity and regulatory capital ratios.

Non-performing Assets

Non-performing assets include loans that are 90 or more days past due or on non-accrual status, and real estate and other loan collateral acquired through foreclosure and repossession. For non-accrual loans, interest previously accrued but not collected is reversed and charged against income at the time the loan is placed on non-accrual status. Any payments received for a loan that is on non-accrual status are applied to principal. Interest income is not recognized until the loan is returned to accrual status, when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

AMERICANWEST BANCORPORATION

The following table summarizes the non-performing assets at June 30, 2010, December 31, 2009 and June 30, 2009:

($ in thousands)	June 30, 2010	December 31, 2009	June 30, 2009
Non-accrual loans (1)	$86,216	$105,271	$122,246
Accruing loans over 90 days past due (1)	—	—	—

Total non-performing loans	86,216	105,271	122,246
Foreclosed real estate and other foreclosed assets	48,950	53,383	35,240

Total non-performing assets	$135,166	$158,654	$157,486

Restructured loans (2)	$1,396	$6,995	$2,938

Non-performing loans to total gross loans (1)	7.60%	8.28%	8.29%
Non-performing assets to total assets (1)	9.11%	9.58%	8.86%
Allowance for loan loss to total gross loans	3.40%	3.07%	2.22%
Allowance for credit losses to total gross loans	3.43%	3.10%	2.25%
Allowance for credit losses to non-performing loans (1)	45.10%	37.48%	27.13%

(1)	Amounts and ratios are shown net of government guarantees on non-performing loans of $1.9 million, $2.6 million, and $1.7 million, respectively.
(2)	Represents accruing restructured loans performing according to their restructured terms.

Total non-performing assets were $135.2 million, or 9.11% of total assets, at June 30, 2010, as compared to $158.7 million, or 9.58% of total assets, at December 31, 2009. Total non-performing loans as of June 30, 2010 were $86.2 million, or 7.60% of total gross loans, and consisted of the following categories:

($ in thousands)	June 30, 2010	% of Non- performing	December 31, 2009	% of Non- performing
Construction, land development and other land	$41,623	48%	$60,849	58%
Commercial real estate	26,384	31%	25,999	25%
Agricultural	8,106	10%	4,588	4%
Residential real estate	7,124	8%	7,659	7%
Commercial and industrial	2,959	3%	6,099	6%
Installment and other	20	0%	77	0%

Total non-performing loans	$86,216	100%	$105,271	100%

AMERICANWEST BANCORPORATION

The following is a summary of the activity of the non-performing loans during the three and six months ended June 30, 2010 and 2009:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2010	2009	2010	2009
Beginning Balance	$88,847	$122,727	$105,271	$91,744
Additions and other	17,394	47,496	28,692	114,206
Charge-offs	(5,378)	(20,229)	(11,549)	(38,172)
Paydowns and sales	(10,785)	(5,701)	(21,535)	(11,919)
Reclassified to foreclosed real estate and other foreclosed assets	(3,862)	(22,047)	(14,663)	(33,613)

Ending Balance	$86,216	$122,246	$86,216	$122,246

The total non-performing loans, net of government guarantees, by state (determined by location of the principal underlying collateral) at June 30, 2010 and December 31, 2009 are summarized below:

($ in thousands)	June 30, 2010	% of Non- performing	December 31, 2009	% of Non- performing
Utah	$50,219	58%	$68,684	65%
Washington	16,599	19%	20,836	20%
New Hampshire	10,303	12%	10,632	10%
Idaho	8,966	11%	4,980	5%
California	129	0%	139	0%

Total non-performing loans	$86,216	100%	$105,271	100%

At June 30, 2010 and December 31, 2009, the Company had approximately $102.1 million, or 9.00% of total loans, and $80.6 million, or 6.34% of total loans, respectively, that were not classified as non-performing that management considered to be potential problem loans. A loan is considered a potential problem loan if it has a well-defined weakness, based on known information about the borrower’s financial condition, that causes management to have concerns about the borrower’s ability to comply with the repayment terms of the loan if the weakness is not corrected. Potential problem loans are classified as “substandard,” or risk grade 7 on the Company’s internal 9-grade risk rating scale, but are not included in non-performing loans. A substandard loan is placed on non-accrual status and included in non-performing loans when management determines, based on current information and events, that it is probable the borrower will be unable to repay both principal and interest in accordance with the original terms of the loan agreement. These classifications are subject to management’s judgment and management believes the classifications are appropriate at June 30, 2010. The increase in potential problem loans from December 31, 2009 is primarily the result of additional loans downgraded during the first six months of 2010 in the commercial real estate category.

As of June 30, 2010, foreclosed real estate (OREO) and other foreclosed assets totaled $49.0 million, as compared to $53.4 million at December 31, 2009. OREO at June 30, 2010 was comprised of 44 individual properties. The weighted average holding period for properties held as of June 30, 2010 was approximately 1 year.

The Company pursues an active liquidation strategy designed to condense holding periods and carrying costs associated with OREO. Marketing strategies commence during the foreclosure process, prior to ownership of the foreclosed asset. During the first six months of 2010, the Company liquidated 24 properties, as compared to 22 properties during the same period in the prior year and 44 properties for the full year 2009.

AMERICANWEST BANCORPORATION

The following table sets forth the major components of the changes in OREO and foreclosed assets during the first three and six months of 2010 and 2009:

	For the three months ended June 30,				For the six months ended June 30,
	2010		2009		2010		2009
($ in thousands)	Amount	Properties	Amount	Properties	Amount	Properties	Amount	Properties
Beginning balance	$58,301	47	$22,552	28	$53,383	45	$15,781	22
Additions	3,862	9	22,047	11	14,663	23	33,613	27
Valuation adjustments	(2,784)	—	(1,524)	—	(3,985)	—	(1,650)	—
Disposals	(10,429)	(12)	(7,835)	(12)	(15,111)	(24)	(12,504)	(22)

Ending balance	$48,950	44	$35,240	27	$48,950	44	$35,240	27

The following table sets forth the OREO and foreclosed asset balances by type as of June 30, 2010 and December 31, 2009:

	As of June 30, 2010		As of December 31, 2009
($ in thousands)	Amount	Properties	Amount	Properties
Land development	$38,436	25	$35,283	21
Commercial	5,967	7	7,814	9
Multi-family	1,805	4	7,862	8
Single family residential	2,689	8	2,424	7
Other foreclosed assets	53	—	—	—

Total	$48,950	44	$53,383	45

The following table sets forth the OREO and foreclosed asset balances by state as of June 30, 2010 and December 31, 2009:

	As of June 30, 2010		As of December 31, 2009
($ in thousands)	Amount	Properties	Amount	Properties
Utah	$34,459	31	$34,272	28
Washington	8,489	7	13,024	11
Arizona	3,885	1	3,885	1
Idaho	2,117	5	2,202	5

Total	$48,950	44	$53,383	45

Investment Portfolio

The Company’s investment portfolio decreased from $49.0 million at December 31, 2009 to $43.8 million at June 30, 2010 as a result of sales, maturities and pay-downs. No securities were purchased during the first six months of 2010. All securities are classified as available-for–sale and recorded at fair value. Management believes that this classification provides greater flexibility to respond to unexpected interest rate changes and liquidity needs.

Loan Portfolio

Total loans decreased $137.0 million during the six months ended June 30, 2010. The decrease includes a $55.4 million decrease in construction, land development and other land loans and a $32.4 million decrease in commercial real estate loans. At June 30, 2010, the Bank’s largest 20 credit relationships consisted of loans and loan commitments ranging from $5.8 million to $12.2 million, with an aggregate total credit exposure of $152.1 million and outstanding balances of $142.3 million. Of this total, $35.6 million is related to commercial construction or land acquisition and development related loans and $22.8 million of these loans were classified as non-performing.

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

AMERICANWEST BANCORPORATION

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

The major classifications of loans at June 30, 2010 and December 31, 2009 can be found in Note 3 to the Consolidated Financial Statements. The following table summarizes additional information related to the construction, land development and other land category at June 30, 2010 and December 31, 2009:

($ in thousands)	June 30, 2010	% of Total	December 31, 2009	% of Total
Residential land development	$44,231	39%	$68,389	41%
Investor commercial construction	25,785	23%	40,583	24%
Raw land	21,025	19%	21,717	13%
Owner occupied commercial construction	5,671	5%	10,657	6%
Residential consumer	3,032	3%	5,917	4%
Builder spec	1,274	1%	8,397	5%
Other	11,992	10%	12,794	7%

Total construction, land development and other land	$113,010	100%	$168,454	100%

The following table summarizes the outstanding unfunded commitments as of June 30, 2010 and December 31, 2009:

($ in thousands)	June 30, 2010	December 31, 2009
Commercial and industrial	$41,034	$54,159
Agricultural	36,526	55,398
Residential real estate	37,978	39,404
Commercial real estate	11,143	15,291
Construction, land development and other land	4,119	9,385
Installment and other	9,126	9,155

Total	$139,926	$182,792

The following table summarizes the loan portfolio repricing as of June 30, 2010. The adjustable and variable rate loans are tied to Prime or another market index. Adjustable rate loans do not re-price immediately with market changes while variable rate loans adjust within three months or immediately with market index rate changes. Loans on non-accrual status are included in the fixed rate category.

June 30, 2010
Adjustable Rates	43%
Variable Rates	26%
Fixed Rates	31%

AMERICANWEST BANCORPORATION

Allowance for Loan Losses and Reserve for Unfunded Commitments

At June 30, 2010, the Bank’s allowance for loan losses was $38.5 million, or 3.40% of total loans. This compares to $39.0 million, or 3.07% of total loans, at December 31, 2009. At June 30, 2010 and December 31, 2009, the Bank’s reserve for unfunded commitments was $350 thousand and $456 thousand, respectively. The allowance for loan losses is established to absorb known losses primarily resulting from loans outstanding as of the statement of financial condition date. Accordingly, all loan losses are charged to the allowance and all recoveries are credited to it. The provision for loan losses charged to operating expense is based on past credit loss experience and other factors which in management’s judgment deserve current recognition in estimating probable credit losses. Such other factors include growth and composition of the loan portfolio, credit concentrations, trends in portfolio volume, maturities, delinquencies and non-accruals, historical loss trends and general economic conditions. While management uses the best information available on which to base its estimates, future adjustments to the allowance may be necessary if economic conditions, particularly in the Company’s market areas, differ substantially from the assumptions initially used. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

The Company utilizes a loan loss reserve methodology and documentation process which it believes is consistent with the SEC, Generally Accepted Accounting Principles, and bank regulatory requirements. These accounting rules require specific identification of an allowance for loan loss for an impaired loan. To this end, the Company developed a systematic methodology using a nine-grade risk rating system to determine its allowance for loan losses. Current collateral values, less costs to sell, are considered in cases where this type of analysis is applicable. On a quarterly basis, the allowance is recalculated using the methodology to determine its adequacy.

This methodology includes a detailed analysis of the loan portfolio that is performed by personnel that the Company believes are competent and well-trained, and who have the skills and experience to perform analyses, estimates, reviews and other loan loss methodology functions. All loans are considered in the analysis, either on an individual or group basis, using current data. Loans are evaluated for impairment on an individual basis, if applicable, and the remainder of the portfolio is segmented into groups of loans with similar risk characteristics. The methodology considers the probability of default and severity of the loss by loan category based on empirical portfolio information. These probabilities and severities were determined based on a historical analysis of the loan portfolio. Additionally, the methodology includes consideration of particular risks inherent in different kinds of lending. Management believes that the allowance for loan losses is adequate as of June 30, 2010.

The following table summarizes the loan charge-offs by loan type for the three and six months ended June 30, 2010 and 2009:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2010	2009	2010	2009
Construction, land development and other land	$1,792	$13,236	$3,825	$28,110
Commercial and industrial	1,245	2,033	2,785	3,949
Residential real estate	740	2,051	2,334	2,583
Commercial real estate	1,212	2,090	2,034	2,516
Agricultural	344	572	405	572
Installment and other	45	247	166	442

Total	$5,378	$20,229	$11,549	$38,172

The net charge-offs annualized for the three months ended June 30, 2010 and 2009 represent 1.35% and 5.15% of average gross loans, respectively. The net charge-offs annualized for the six months ended June 30, 2010 and 2009 represent 1.59% and 4.80% of average gross loans, respectively.

AMERICANWEST BANCORPORATION

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

Total deposits declined $113.0 million during the six months ended June 30, 2010, ending the period at $1.39 billion. Non-interest bearing demand deposits declined $24.4 million, or 8.0%, during the first six months of 2010 and the average balance outstanding during the second quarter of 2010 declined just 1.1% as compared to the second quarter of 2009. Non-interest bearing deposits were 20.2% of total deposits as of June 30, 2010, as compared to 20.3% at December 31, 2009.

On July 21, 2010, President Obama signed the Dodd-Frank Wall Street Reform and Consumer Protection Act, which, in part, permanently raises the current standard maximum deposit insurance amount to $250,000. Previously, the standard maximum insurance amount of $100,000 had been temporarily raised to $250,000 until December 31, 2013. The FDIC insurance coverage limit applies per depositor, per insured depository institution for each account ownership category.

Federal Home Loan Bank of Seattle (FHLB) advances and other borrowings decreased by $40.0 million to $23.6 million during the six months ended June 30, 2010, as term borrowings matured and were repaid during the period.

The Company had four wholly-owned trusts (Trusts) at June 30, 2010 that were formed to issue trust preferred securities in the form of junior subordinated debt, and related common securities of the Trusts. Junior subordinated debt totaled $41.2 million at June 30, 2010. In accordance with the provisions of the related indentures, the Company has notified the trustees of the Trusts each quarter since the third quarter of 2008 that the payment of interest on the junior subordinated debt will be deferred. The Company has the right to defer payment of interest for up to 20 consecutive quarters, although it will continue to accrue the cost and recognize the expense of the interest at the normal rate on a compounded basis until such time as the deferred arrearage has been paid current. As of June 30, 2010, interest totaling $5.3 million, which is included in accrued interest payable on the Consolidated Statements of Condition, was deferred and in arrears.

Liquidity and Capital Resources

For the six months ended June 30, 2010, the net cash flows provided by operations were $8.4 million, as compared to $10.9 million for the six months ended June 30, 2009. Additionally, for the six months ended June 30, 2010, the Company generated $132.4 million in net cash from investing activities, primarily as loan balances decreased, and used $153.0 million in net cash from financing activities, primarily as deposit balances declined. The Company generated $103.4 million in investing activities and used $70.1 million in net cash from financing activities during the same period of the previous year.

The Bank’s primary source of funds is deposits. In addition, the Bank has the ability to borrow from the FHLB and the Federal Reserve Bank of San Francisco (FRB) Discount Window. At June 30, 2010, the Bank had $198.4 million of available credit from these sources as compared to $184.3 million at December 31, 2009. As of June 30, 2010 and December 31, 2009, the Bank did not have any Fed Funds lines agreements with correspondent banks.

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

The Company’s total stockholders’ equity decreased to $3.5 million at June 30, 2010 as compared to $19.6 million at December 31, 2009. This decrease is mainly related to the net loss recorded for the first six months of 2010 of $16.4 million. The Company’s total stockholders’ equity to total assets ratio decreased to 0.2% as of June 30, 2010 from 1.2% as of December 31, 2009. At June 30, 2010 and December 31, 2009, the Company held cash and cash equivalent assets of $189.3 million and $201.6 million, respectively.

AMERICANWEST BANCORPORATION

As a result of capital deficiencies, the Bank and the Company have entered into regulatory agreements (for further details see Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations). These agreements and related actions by regulators could have a direct material effect on the Company’s financial statements. Under the regulatory agreements, the Bank must meet specific capital guidelines that involve quantitative measures of its assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

The Company’s and the Bank’s actual capital amounts and ratios as of June 30, 2010, and the required regulatory ratios and corresponding amounts, are presented in the table below:

	Actual		Adequately Capitalized		Well Capitalized
($ in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2010:
Total capital to risk weighted assets:
Company	$(6,526)	-0.53%	$98,723	8.00%	N/A	N/A
Bank	53,249	4.32%	98,589	8.00%	$123,236	10.00%

Tier I capital to risk weighted assets:
Company	(6,526)	-0.53%	49,362	4.00%	N/A	N/A
Bank	37,555	3.05%	49,294	4.00%	73,942	6.00%

Leverage capital, Tier I capital to average assets:
Company	(6,526)	-0.43%	60,972	4.00%	N/A	N/A
Bank	37,555	2.47%	60,906	4.00%	76,133	5.00%

The Company and its financial advisors, Cappello Capital Corp. and Sandler O’Neill + Partners, LP, have continued efforts with respect to identification of and discussions with a variety of potential private equity investors.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

In management’s opinion, there have been no material changes in reported market risks faced by the Company since the end of the most recent fiscal year. Based upon modeling using parallel interest rate changes of an increase in rates of 100 basis points and 200 basis points over the next twelve months, the Company’s net interest income is expected to increase slightly under rising interest rates. These scenarios also include the assumptions that balances and current pricing spreads remain constant. The modeling as of June 30, 2010 considered parallel interest rate changes of an increase in rates of 100 basis points and 200 basis points.

The changes to net interest income over the next twelve months given the assumptions in the model are presented in the table below as of June 30, 2010 and December 31, 2009 based on the rate changes evaluated at the time of the analysis.

AMERICANWEST BANCORPORATION

	Percentage Change in Net Interest Income over 12 Months
Rate Scenario	June 30,		December 31,
	2010		2009
Rates increase 200 basis points	3.59%		3.32%
Rates increase 100 basis points	1.71%		1.59%
Rates decrease 100 basis points	N/A	(1)	N/A	(1)
Rates decrease 200 basis points	N/A	(1)	N/A	(1)

(1)	Market rates in effect were less than 1.0% thus these downward rate simulation scenarios are not applicable.

As a further means of quantifying interest rate risk, the Company’s management looks at the economic perspective by capturing the impact of interest rate changes on the net value of future cash flows, or Economic Value of Equity (EVE). To determine the EVE, cash flows projected from the Company’s current assets and liabilities are discounted based on current market rates. Investment securities are valued using current market prices. Loans are discounted at current Bank pricing spreads to market reference rates. Deposits and borrowings are discounted based on the FHLB yield curve as of the simulation date. Deposit cash flows include Federal Reserve Bank estimates of operating costs for each deposit type. The Company’s policy sets limits on allowable changes in EVE if rates rise or fall by 100, 200 and 300 basis points. Percentage changes calculated at June 30, 2010 are outside the limits, due to the low level of equity. Had the Bank had enough equity to have been classified as well-capitalized at June 30, 2010, changes to the EVE would have been within the policy guidelines.

Item 4. Controls and Procedures

During the six months ended June 30, 2010, there were no changes in the Company’s internal control over financial reporting that materially affected or are reasonably likely to materially affect internal control over financial reporting.

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

Item 1A. Risk Factors

Except as set forth below, as of June 30, 2010, there have been no material changes to the risk factors from those presented in the Company’s Annual Report on the Form 10-K for the year ended December 31, 2009.

Compliance with the recently enacted financial reform legislation may increase the Company’s costs of operations and adversely impact financial results.

On July 21, 2010, President Obama signed the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Reform Act) into law. The Dodd-Frank Reform Act will change the current bank regulatory structure and affect the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new implementing rules and regulations, and to prepare numerous studies and reports for Congress. The federal agencies are given significant discretion in drafting the implementing rules and regulations, and consequently, many of the details and much of the impact of the Dodd-Frank Act may not be known for many months or years. Significant changes will include:

•	The establishment of the Financial Stability Oversight Counsel, which will be responsible for identifying and monitoring systemic risks posed by financial firms, activities, and practices.

•

The establishment of a Bureau of Consumer Financial Protection, within the Federal Reserve, to serve as a dedicated consumer-protection regulatory body with broad powers to supervise and enforce consumer protection laws. The Consumer Financial Protection Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The Consumer Financial Protection Bureau has examination and enforcement authority over all banks with more than $10 billion in assets. Banks with $10 billion or less in assets will continue to be examined for compliance with the consumer laws by their primary bank regulators.

•

Amendments to the Truth in Lending Act aimed at improving consumer protections with respect to mortgage originations, including originator compensation, minimum repayment standards, and prepayment considerations.

•

Elimination of federal prohibitions on paying interest on demand deposits, thus allowing businesses to have interest bearing checking accounts. Depending on competitive responses, this significant change to existing law could have an adverse impact on the Company’s interest expense.

•	Broadened base for FDIC insurance assessments. Assessments will now be based on the average consolidated total assets less tangible equity capital of a financial institution.

AMERICANWEST BANCORPORATION

•

Permanent increase to the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2009, and non-interest bearing transaction accounts have unlimited deposit insurance through December 31, 2013.

•

Requirement that publicly traded companies provide stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments, and authorization for the SEC to promulgate rules that would allow stockholders to nominate their own candidates using a company’s proxy materials. The legislation also directs the Federal Reserve to promulgate rules prohibiting excessive compensation paid to bank holding company executives, regardless of whether the company is publicly traded or not.

•	Enhanced supervision of large bank holding companies (i.e., those with over $50 billion in total consolidated assets), with more stringent supervisory standards to be applied to them.

•	The creation of a special regime to allow for the orderly liquidation of systemically important financial companies, including the establishment of an orderly liquidation fund.

•	The development of regulations to address derivatives markets, including clearing and exchange trading requirements and a framework for regulating derivatives-market participants.

•	Enhanced supervision of credit-rating agencies through the Office of Credit Ratings within the SEC.

•	Increased regulation of asset-backed securities, including a requirement that issuers of asset-backed securities retain at least 5% of the risk of the asset-backed securities.

Many provisions in the Dodd-Frank Reform Act are aimed at financial institutions that are significantly larger than the Company. Nonetheless, there are provisions that apply to the Company and it must begin to comply with them immediately. In addition, federal agencies will promulgate rules and regulations to implement and enforce provisions in the Dodd-Frank Reform Act. The Company will have to apply resources to ensure that it is in compliance with all applicable provisions, which may adversely impact financial results. The precise nature, extent and timing of many of these reforms and the impact on the Company is still uncertain.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable.

(b)	Not applicable.

(c)	The Company has a stock repurchase authorization for 250,000 common shares which was approved by the Board of Directors during 2006. This authorization does not have an expiration date. No shares were repurchased under this authorization during the six months ended June 30, 2010 or the year ended December 31, 2009.

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

AMERICANWEST BANCORPORATION

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized on August 12, 2010.

AMERICANWEST BANCORPORATION

/s/ Patrick J. Rusnak
Patrick J. Rusnak
President and Chief Executive Officer

/s/ Shelly L. Krasselt
Shelly L. Krasselt
Principal Accounting Officer
Senior Vice President and Controller