Form 10-Q
period 2010-09-30
AMERICANWEST BANCORPORATION
filed 2010-11-12
CIK 726990

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2010

or

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

Large Accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Number of Shares Outstanding
Common Stock	17,216,488 at November 12, 2010

AMERICANWEST BANCORPORATION

INDEX TO QUARTERLY REPORT ON FORM 10-Q

September 30, 2010

AMERICANWEST BANCORPORATION

CONSOLIDATED STATEMENTS OF CONDITION

(unaudited)

(in thousands)

	September 30, 2010	December 31, 2009
ASSETS
Cash and due from banks	$41,393	$38,553
Overnight interest bearing deposits with other banks	250,305	163,033

Cash and cash equivalents	291,698	201,586

Securities, available-for-sale at fair value	41,715	48,986

Loans, net of allowance for loan losses of $37,645 and $38,999, respectively	1,047,202	1,231,300

Loans, held for sale	7,884	6,565
Accrued interest receivable	6,105	6,515
FHLB stock	10,267	10,267
Premises and equipment, net	33,109	35,877
Foreclosed real estate and other foreclosed assets	48,036	53,383
Bank owned life insurance	31,960	31,207
Intangible assets	8,779	10,603
Other assets	9,421	19,264

TOTAL ASSETS	$1,536,176	$1,655,553

LIABILITIES
Non-interest bearing demand deposits	$288,366	$305,996
Interest bearing deposits:
NOW, savings account and money market accounts	540,331	574,133
Time, $100,000 and over	227,577	177,376
Other time	392,974	448,035

TOTAL DEPOSITS	1,449,248	1,505,540

Federal Home Loan Bank advances	23,600	63,600
Other borrowings and capital lease obligations	16	83
Junior subordinated debt	41,239	41,239
Accrued interest payable	7,963	7,369
Other liabilities	15,900	18,117

TOTAL LIABILITIES	1,537,966	1,635,948

STOCKHOLDERS’ (DEFICIT) EQUITY
Preferred stock, no par, shares authorized 5 million	—	—
Common stock, no par, shares authorized 50 million; 17,234 issued and 17,216 outstanding at September 30, 2010; 17,236 issued and 17,213 outstanding at December 31, 2009	253,478	253,431
Accumulated deficit	(257,251)	(234,888)
Accumulated other comprehensive income, net of tax	1,983	1,062

TOTAL STOCKHOLDERS’ (DEFICIT) EQUITY	(1,790)	19,605

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$1,536,176	$1,655,553

The accompanying notes are an integral part of these statements.

AMERICANWEST BANCORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Interest Income
Interest and fees on loans	$16,533	$21,056	$51,394	$65,108
Interest on securities	483	650	1,521	2,093
Other interest income	140	88	375	185

Total Interest Income	17,156	21,794	53,290	67,386

Interest Expense
Interest on deposits	3,745	5,995	11,796	20,361
Interest on borrowings	871	1,409	3,258	4,786

Total Interest Expense	4,616	7,404	15,054	25,147

Net Interest Income	12,540	14,390	38,236	42,239
Provision for loan losses	3,500	9,000	12,500	34,480

Net Interest Income After Provision for Loan Losses	9,040	5,390	25,736	7,759

Non-interest Income
Fees and service charges on deposits	2,322	2,468	6,666	7,003
Fees on mortgage loan sales, net	729	921	1,895	5,999
Other	1,294	1,289	2,913	4,472

Total Non-interest Income	4,345	4,678	11,474	17,474

Non-interest Expense
Salaries and employee benefits	7,556	8,088	23,469	25,844
Foreclosed real estate and other foreclosed assets expense	2,891	2,879	9,514	5,718
Equipment expense	1,692	1,858	5,311	5,730
FDIC assessment	1,640	1,762	5,071	6,093
Occupancy expense, net	1,639	1,623	4,999	5,335
Amortization of intangible assets	607	716	1,823	2,148
State business and occupation tax	156	155	408	495
Impairment of goodwill	—	18,852	—	18,852
Other	3,149	2,528	8,978	8,473

Total Non-interest Expense	19,330	38,461	59,573	78,688

Loss Before Income Tax Benefit	(5,945)	(28,393)	(22,363)	(53,455)

Income Tax Benefit	—	—	—	—

Net Loss	$(5,945)	$(28,393)	$(22,363)	$(53,455)

Basic loss per common share	$(0.35)	$(1.65)	$(1.30)	$(3.11)
Diluted loss per common share	$(0.35)	$(1.65)	$(1.30)	$(3.11)
Basic weighted average shares outstanding	17,216	17,213	17,216	17,213
Diluted weighted average shares outstanding	17,216	17,213	17,216	17,213

The accompanying notes are an integral part of these statements.

AMERICANWEST BANCORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Nine Months Ended September 30,
	2010	2009
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES
Net Loss	$(22,363)	$(53,455)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provisions for loan losses, unfunded commitments and foreclosed real estate and other foreclosed assets	18,274	38,381
Depreciation and amortization	4,864	5,398
Compensatory stock options and restricted stock expense, net of forfeitures	47	(24)
Impairment of goodwill	—	18,852
Gain on sale of premises and equipment, securities and foreclosed real estate and other foreclosed assets	(517)	(1,289)
Loss on impairment of premises	—	186
Stock dividends received	(76)	(79)
Originations of loans held for sale	(82,477)	(269,501)
Proceeds from loans sold	82,461	263,426
Fair value adjustments on mortgage loan activities	(154)	(143)
Changes in assets and liabilities:
Accrued interest receivable	410	578
Bank owned life insurance	(753)	(765)
Other assets	9,997	10,777
Accrued interest payable	594	(902)
Other liabilities	(2,111)	(3,262)

NET CASH PROVIDED BY OPERATING ACTIVITIES	8,196	8,178

CASH FLOWS PROVIDED BY INVESTING ACTIVITIES
Securities available-for-sale:
Maturities, calls, sales and principal payments	8,714	23,831
Purchases	(518)	(9,891)
Purchases of Federal Home Loan Bank stock	—	(1,981)
Net decrease in loans	149,061	149,825
Purchases of premises and equipment	(310)	(371)
Proceeds from sale of premises and equipment	94	2,174
Proceeds from sale of foreclosed real estate and other foreclosed assets	21,234	15,655

NET CASH PROVIDED BY INVESTING ACTIVITIES	178,275	179,242

CASH FLOWS USED IN FINANCING ACTIVITIES
Net decrease in deposits	(56,292)	(21,213)
Proceeds from Federal Home Loan Bank advances	5,000	—
Repayments of Federal Home Loan Bank advances and other borrowing activity	(45,067)	(33,758)

NET CASH USED IN FINANCING ACTIVITIES	(96,359)	(54,971)

NET CHANGE IN CASH AND CASH EQUIVALENTS	90,112	132,449

Cash and cash equivalents, beginning of year	201,586	66,985

Cash and cash equivalents, end of period	$291,698	$199,434

Supplemental Disclosures:
Cash paid during the period for:
Interest	$14,460	$26,049
Income taxes	$—	$42

Non-cash Investing and Financing Activities:
Foreclosed real estate acquired in settlement of loans	$24,082	$59,526
Transfer of held for sale loans to portfolio	$1,303	$3,005
Loans to finance foreclosed asset sales	$2,848	$—

The accompanying notes are an integral part of these statements.

AMERICANWEST BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. Basis of Presentation

The foregoing unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission. Accordingly, these financial statements do not include all of the disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes included in the annual report on Form 10-K for the year ended December 31, 2009. In the opinion of management, the unaudited interim consolidated financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair presentation of the results for the interim periods presented. The results of operations for the three and nine months ended September 30, 2010 and 2009 are not necessarily indicative of the operating results for the full year.

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

On October 28, 2010, in response to the Company’s current financial condition and business prospects, and to effect the sale of the stock of AmericanWest Bank, the wholly-owned subsidiary of the Company (Bank), the Company filed a voluntary petition in the United States Bankruptcy Court for the Eastern District of Washington (Bankruptcy Court) under Chapter 11 of the U.S. Bankruptcy Code (Chapter 11 Proceeding). See Note 14 for further information about the Chapter 11 Proceeding.

Following the filing of the Chapter 11 Proceeding, there is no assurance that the carrying amounts of assets will be realized or that liabilities will be settled for amounts recorded. The Company has not finalized any plans of reorganization, restructuring or liquidation, although it is anticipated that any such plans would change the amounts reported in the accompanying consolidated financial statements and cause a material change in the carrying amount of assets and liabilities. Future financial statements will be prepared in accordance with the accounting guidance which requires, under certain circumstances, that entities adopt fresh-start reporting upon emergence from Chapter 11 reorganization. Fresh-start reporting involves allocating the reorganization value of the entity (which generally approximates fair value) to the entity’s assets and liabilities. The guidance also requires the debtor to segregate pre-petition liabilities that are subject to compromise and identify all transactions and events that are directly associated with the reorganization of the debtor. A portion of the liabilities recorded at September 30, 2010 are expected to be subject to compromise. Also in accordance with the guidance, after the filing date, interest will no longer be accrued on any secured or unsecured debt that will not be paid during the proceeding or for which it is probable that it will not be an allowed priority. The Company expects to sell the Bank through the Chapter 11 Proceeding and, if the Company does so, it will have no significant remaining assets to continue in business. The Company expects all proceeds from the sale of such business to be used to pay creditors and the expenses of the Chapter 11 Proceeding.

The Company’s significant net losses from operation in 2010 and 2009, the deterioration in the credit quality of its loan portfolio, the decline in the level of its regulatory capital to support operations, and the pendency of the Chapter 11 Proceeding continue to raise doubt about the Company’s ability to continue as a going concern. However, the consolidated financial statements do not include any adjustments that might result from the outcome of this going concern uncertainty.

For the duration of the Chapter 11 Proceeding, the Company’s operations will be subject to the risks and uncertainties associated with bankruptcy. These risks include, among other things:

•

the uncertainty regarding the eventual outcome of the Company’s plan to sell the common stock of the Bank (Sale), which includes but is not limited to uncertainties related to the parties’s ability to obtain regulatory approval of the Sale, the satisfaction of certain required conditions and the effect of other adverse factors (whether such factors are known or unknown);

•	the Company’s ability to continue as a going concern;

•	actions and decisions of the Company’s creditors and other third parties who have interests in the Company’s Chapter 11 Proceeding may be inconsistent with our plans;

•	the Company’s ability to develop, prosecute, confirm and consummate a Chapter 11 liquidation plan with respect to the Chapter 11 Proceeding;

•	the Company’s ability to obtain Bankruptcy Court approval with respect to motions in the Chapter 11 Proceeding from time to time;

•	the Company’s ability to retain and motivate management and other key employees through the bankruptcy process, or to attract new employees;

•	the Company’s ability to obtain and maintain normal terms with vendors and service providers;

•	the Company’s ability to maintain contracts that are critical to its operations;

•	the risks associated with transactions outside the ordinary course of business being subject to prior approval of the Bankruptcy Court; and

•

the risks associated with third parties seeking and obtaining court approval to terminate or shorten the exclusivity period for the Company to propose and confirm a Chapter 11 liquidation plan, to appoint a Chapter 11 trustee or to convert the Chapter 11 bankruptcy to a chapter 7 proceeding.

These risks and uncertainties could affect the Company’s business and operations in various ways. For example, negative events or publicity associated with the Chapter 11 Proceeding could adversely affect the Bank and its relationships with customers, as well as with vendors and employees, which in turn could adversely affect the Company’s operations and financial condition, particularly if the Chapter 11 Proceeding is protracted. Also, transactions outside the ordinary course of business are subject to the prior approval of the Bankruptcy Court, which may limit the Company’s ability to respond timely to certain events or take advantage of certain opportunities.

Under the priority scheme established by the Bankruptcy Code, unless creditors agree otherwise in accordance with the Bankruptcy Code, prepetition liabilities and post-petition liabilities must be satisfied in full before shareholders are entitled to receive any distribution or retain any property under a Chapter 11 liquidation plan. The ultimate recovery to creditors and/or stockholders, if any, will not be determined until confirmation of a plan. No assurance can be given as to what values, if any, will be ascribed in the Chapter 11 Proceeding to each of these constituencies or what types or amounts of distributions, if any, they would receive. If certain requirements of the Bankruptcy Code are met, a plan can be confirmed notwithstanding its rejection by equity holders and notwithstanding the fact that equity holders do not receive or retain any property on account of their equity interests under the plan. The Company does not presently believe that there will be any meaningful recovery, or any recovery at all, for holders of its common stock.

AMERICANWEST BANCORPORATION

NOTE 2. Securities

All securities are classified as available-for-sale and are carried at fair value. Unrealized gains and losses, net of tax, are excluded from earnings and reported as a separate component of stockholders’ (deficit) equity. Gains or losses on the sale of available-for-sale securities are determined using the specific identification method. Premiums and discounts are recognized in interest income using the effective interest method over the period to maturity. The amortized cost of securities, their gross unrealized gains and losses and their fair values at the respective dates are shown in the following table:

September 30, 2010 ($ in thousands)		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Obligations of federal government agencies	$3,375	$220	$—	$3,595
Obligations of states, municipalities and political subdivisions	19,747	1,096	—	20,843
Mortgage-backed securities	15,784	686	1	16,469
Other securities	826	1	19	808

Total	$39,732	$2,003	$20	$41,715

December 31, 2009 ($ in thousands)		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Obligations of federal government agencies	$3,230	$176	$6	$3,400
Obligations of states, municipalities and political subdivisions	20,126	228	61	20,293
Mortgage-backed securities	23,668	751	5	24,414
Other securities	900	—	21	879

Total	$47,924	$1,155	$93	$48,986

The following table includes information on investment securities with unrealized losses at the respective dates:

September 30, 2010 ($ in thousands)	Less than 12 months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Obligations of states, municipalities and political subdivisions	$—	$—	$—	$—	$—	$—
Mortgage-backed securities	—	—	277	1	277	1
Other securities	1	2	12	17	13	19

Total	$1	$2	$289	$18	$290	$20

December 31, 2009 ($ in thousands)	Less than 12 months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Obligations of federal government agencies	$—	$—	$153	$6	$153	$6
Obligations of states, municipalities and political subdivisions	4,021	33	2,028	28	6,049	61
Mortgage-backed securities	—	—	537	5	537	5
Other securities	5	8	7	13	12	21

Total	$4,026	$41	$2,725	$52	$6,751	$93

Certain investment securities shown above have fair values less than amortized cost and therefore contain unrealized losses. At September 30, 2010, the Company evaluated the securities which had an unrealized loss for other than temporary impairment and determined all declines in value were temporary. There were 6 and 19 investment securities with unrealized losses at September 30, 2010 and December 31, 2009, respectively.

AMERICANWEST BANCORPORATION

Taxable interest income on securities was $379 thousand and $456 thousand for the three months ended September 30, 2010 and 2009, respectively. Non-taxable interest income on securities was $79 thousand and $141 thousand for the three months ended September 30, 2010 and 2009, respectively. Dividend income on securities was $25 thousand and $53 thousand for the three months ended September 30, 2010 and 2009, respectively. During the three months ended September 30, 2010 there were no sales of securities. During the three months ended September 30, 2009, total proceeds from sales on securities were $9.7 million and included gains of $229 thousand and losses of $48 thousand.

Taxable interest income on securities was $1.2 million and $1.4 million for the nine months ended September 30, 2010 and 2009, respectively. Non-taxable interest income on securities was $241 thousand and $515 thousand for the nine months ended September 30, 2010 and 2009, respectively. Dividend income on securities was $76 thousand and $141 thousand for the nine months ended September 30, 2010 and 2009, respectively. During the nine months ended September 30, 2010, total proceeds from sales of securities were $144 thousand and included gains of $3 thousand and losses of $2 thousand. During the nine months ended September 30, 2009, total proceeds from sales of securities were $11.1 million and included gains of $236 thousand and losses of $48 thousand.

Securities with an amortized cost of $23.3 million and $32.2 million at September 30, 2010 and December 31, 2009, respectively, were pledged for purposes required or permitted by law. The fair value of these securities was $24.4 million and $33.2 million at September 30, 2010 and December 31, 2009, respectively.

The contractual scheduled maturity of securities at September 30, 2010 was as follows:

	Amortized	Fair
($ in thousands)	Cost	Value
Due in one year or less	$1,218	$1,221
Due from one to five years	5,955	6,267
Due from five to ten years	10,981	11,594
Due after ten years	17,996	18,960
Other nonmaturity securities	3,582	3,673

Total	$39,732	$41,715

Expected maturities will differ from contractual maturities as the issuers of certain debt securities have the right to call or prepay their obligations without penalties. Mortgage-backed securities have been classified above based on contractual maturities.

AMERICANWEST BANCORPORATION

NOTE 3. Loans and Allowance for Loan Losses

Aggregate loan balances by category as of September 30, 2010 and December 31, 2009 were as follows:

	September 30, 2010	% of Total	December 31, 2009	% of Total
($ in thousands)
Commercial real estate	$580,293	54%	$627,984	49%
Residential real estate	158,681	15%	183,320	15%
Agricultural	134,098	12%	142,404	11%
Construction, land development and other land	99,904	9%	168,454	13%
Commercial and industrial	97,200	9%	130,705	10%
Installment and other	15,918	1%	19,040	2%

Total loans	1,086,094	100%	1,271,907	100%

Allowance for loan losses	(37,645)		(38,999)
Deferred loan fees, net of deferred costs	(1,247)		(1,608)

Net loans	$1,047,202		$1,231,300

The allowance for loan losses and reserve for unfunded commitments are maintained at levels considered adequate by management to provide for probable loan losses as of the Consolidated Statements of Condition reporting dates. The allowance for loan losses and reserve for unfunded commitments are based on management’s assessment of various factors affecting the loan portfolio, including problem loans, business conditions and loss experience, and an overall evaluation of the quality of the underlying collateral. Changes in the allowance for loan losses and the reserve for unfunded commitments during the three and nine months ended September 30, 2010 and 2009 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2010	2009	2010	2009
Allowance for loan losses:
Balance, beginning of period	$38,535	$32,690	$38,999	$44,722
Loan loss provision	3,500	9,000	12,500	34,480
Loans charged-off	(5,024)	(9,182)	(16,573)	(47,354)
Recoveries	634	483	2,719	1,143

Balance, end of period	$37,645	$32,991	$37,645	$32,991

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2010	2009	2010	2009
Reserve for Unfunded Commitments:
Balance, beginning of period	$350	$470	$456	$660
Unfunded commitments benefit	—	(68)	(106)	(258)

Balance, end of period	$350	$402	$350	$402

The provision for unfunded commitments is included in other non-interest expense within the Consolidated Statements of Operations and the reserve for unfunded commitments is included in other liabilities within the Consolidated Statements of Condition.

Impaired loan information as of September 30, 2010 and December 31, 2009 was as follows:

($ in thousands)	September 30, 2010	December 31, 2009
Impaired loans without a specific allowance for loan losses	$80,198	$92,665
Impaired loans with a specific allowance for loan losses	$7,300	$22,230
Non-accrual loans	$86,107	$107,900

AMERICANWEST BANCORPORATION

The specific allowance associated with the loans in the above table was $2.5 million at September 30, 2010 and was related to three loans. At December 31, 2009, the specific allowance associated with the loans in the above table was $4.6 million and was related to six loans.

The impaired and non-accrual loans shown for September 30, 2010 and December 31, 2009 included $1.9 million and $2.6 million, respectively, of government guarantees. Had the impaired loans been performing during the nine months ended September 30, 2010, the Company would have recognized an additional $3.8 million of interest income. The Company recognized $943 thousand of interest income on the impaired loans in the above table during the nine months ended September 30, 2010, of which $129 thousand was related to performing restructured loans discussed below.

At September 30, 2010 and December 31, 2009, impaired loans of $1.4 million and $7.0 million, respectively, were classified as performing restructured loans. The restructurings were granted in response to borrower financial difficulty, and generally provide for a temporary modification of loan repayment terms. In order for a restructured loan to be considered performing and on accrual status, the loan’s collateral coverage generally will be greater than or equal to 100% of the loan balance, the loan is current on payments, and the borrower must either prefund an interest reserve or demonstrate the ability to make payments from a verified source of cash flow. The performing impaired loans were performing in accordance with the original loan terms at the time of modification and were performing in accordance with the modified terms as of the reporting date. The above table included $16.2 million and $9.2 million of impaired loans classified as non-performing restructured loans at September 30, 2010 and December 31, 2009, respectively.

At September 30, 2010 and December 31, 2009, there were $372.7 million and $420.4 million, respectively, of loans pledged as security for borrowings including excess collateral.

NOTE 4. Intangible Assets

At September 30, 2010, the Company had $8.8 million of core deposit intangible assets which were recorded in connection with various business combinations. Generally accepted accounting principles require core deposit intangible assets to be amortized to expense over their expected useful life.

NOTE 5. Junior Subordinated Debt

As of September 30, 2010, the Company had four wholly-owned trusts (Trusts) that were formed to issue trust preferred securities and related common securities of the Trusts. The Trusts are summarized as follows:

($ in thousands)
Trust Name	Issue Date	Outstanding Amount	Rate		Effective Rate	Next Call Date	Maturity Date
AmericanWest Statutory Trust I	September 2002	$10,310	Floating	(1)	3.69%	December 2010	September 2032
Columbia Trust Statutory Trust I	June 2003	3,093	Floating	(2)	3.39%	December 2010	June 2033
AmericanWest Capital Trust II	March 2006	7,217	6.76	%(3)	6.76%	March 2011	March 2036
AmericanWest Capital Trust III	March 2007	20,619	6.53	%(4)	6.53%	March 2012	June 2037

		$41,239

(1)	Rate based on LIBOR plus 3.40%, adjusted quarterly.
(2)	Rate based on LIBOR plus 3.10%, adjusted quarterly.
(3)	Rate fixed for 5 years from issuance, then adjusted quarterly thereafter based on LIBOR plus 1.50%.
(4)	Rate fixed for 5 years from issuance, then adjusted quarterly thereafter based on LIBOR plus 1.63%.

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

AMERICANWEST BANCORPORATION

In accordance with the provisions of the related indentures, the Company has notified the trustees of the Trusts each quarter since the third quarter of 2008 that the payment of interest on the junior subordinated debt will be deferred. The Company has the right to defer payment of interest for up to 20 consecutive quarters, although it will continue to accrue the cost and recognize the expense of the interest at the normal rate on a compounded basis until such time as the deferred arrearage has been paid current. As of September 30, 2010, interest totaling $6.0 million, which is included in accrued interest payable within the Consolidated Statements of Condition, was deferred and in arrears.

The Company’s filing of the Chapter 11 Proceeding in the Bankruptcy Court constituted an event of default under the four indentures relating to its junior subordinated debt, causing the entire unpaid principal and accrued interest of the Company’s junior subordinated debentures related to each of these indentures to become immediately due and payable upon notice to the Company in writing from either the indenture trustee or holders of not less than 25% in aggregate principal amount of trust preferred securities outstanding under each such indenture. The Company believes that any efforts to enforce such payment obligations with respect to the junior subordinated debentures are stayed as a result of the filing of the Chapter 11 Proceeding.

As of September 30, 2010, none of the $40.0 million junior subordinated debt (excluding the common stock of the Trusts) qualified as Tier I capital. Under the guidance issued by the Board of Governors of the Federal Reserve Bank (Federal Reserve), a portion of the balance may qualify as Tier 2 capital, although Tier 2 capital cannot exceed Tier 1 capital. The Federal Reserve adopted a rule, effective March 31, 2011, that permits the inclusion of junior subordinated debt in Tier I capital, but with stricter quantitative limits. On July 21, 2010, President Obama signed the Dodd-Frank Wall Street Reform and Consumer Protection Act, which contained a provision that limits the inclusion of trust preferred securities as Tier I capital. However, bank holding companies with less than $500 million in assets are exempt from this provision and bank holding companies of less than $15 billion in assets are grandfathered with respect to trust preferred securities issued before May 19, 2010. The new legislation is not expected to have an impact on the regulatory capital ratios of the Company or the Bank.

NOTE 6. Comprehensive Loss

Total comprehensive loss, which includes the net loss and unrealized gains and losses on the Company’s available-for-sale securities, was $5.3 million and $21.4 million for the three and nine months ended September 30, 2010, respectively. Total comprehensive loss was $27.9 million and $52.2 million for the three and nine months ended September 30, 2009, respectively.

NOTE 7. Cash Dividends

Pursuant to the provisions of a Supervisory Prompt Corrective Action Directive issued to the Bank by the Federal Deposit Insurance Corporation (FDIC) on February 24, 2010 and a Cease and Desist Order issued to the Bank by the FDIC and Washington Department of Financial Institutions (DFI) effective May 11, 2009, the Bank is prohibited from paying any cash dividends without prior regulatory approval. In addition, the Company was notified by the Federal Reserve Bank of San Francisco (FRB) in August 2008 that it could not make any dividend payments without prior approval from the FRB. As a result, no cash dividend payments were declared or paid by the Company during the nine months ended September 30, 2010 or 2009.

AMERICANWEST BANCORPORATION

NOTE 8. Loss Per Share

The following is a reconciliation of the numerators and denominators for basic and diluted loss per share computations for the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share)	2010	2009	2010	2009
Numerator:
Net loss	$(5,945)	$(28,393)	$(22,363)	$(53,455)

Denominator:
Weighted average number of common shares outstanding	17,216	17,213	17,216	17,213

Basic loss per common share	$(0.35)	$(1.65)	$(1.30)	$(3.11)
Diluted loss per common share	$(0.35)	$(1.65)	$(1.30)	$(3.11)

Anti-dilutive warrants, stock options, and compensatory awards not included in diluted loss per share	2,196	294	2,196	294

NOTE 9. Stock-Based Compensation

The AmericanWest Bancorporation 2006 Equity Incentive Plan (Plan) provides for the issuance of incentive stock options, nonqualified stock options, restricted stock awards and unrestricted stock awards to key employees, officers and directors. The Plan was amended during 2008 to increase the number of authorized shares for issuance under all awards by 250,000 shares (plus any shares under the Company’s 2001 Stock Option Plan as to which options or other benefits granted and outstanding as of March 17, 2006 may lapse, expire, terminate or be canceled). The number of shares subject to stock options and restricted stock awards issued under the Plan as of September 30, 2010 was 691,888. The Board of Directors’ Compensation Committee administers the Plan. The maximum term of an incentive stock option granted under the Plan is ten years and the Plan will terminate on March 17, 2016.

Stock Options

Compensation expense related to stock options is summarized in the table below including the impact on net loss and diluted loss per share for the three and nine months ended September 30, 2010 and 2009:

	Three months ended		Nine months ended
	September 30,		September 30,
($ in thousands)	2010	2009	2010	2009
Stock option compensation cost	$3	$9	$19	$25
Impact on net loss	$3	$9	$19	$25
Impact on diluted loss per share	$—	$—	$—	$—

The following table summarizes the stock option activity for the nine months ended September 30, 2010:

	Options	Weighted average exercise price
Outstanding at December 31, 2009	256,681	$14.57
Granted	—	—
Exercised	—	—
Forfeited	(20,782)	9.48

Outstanding at September 30, 2010	235,899	$15.02

Exercisable at September 30, 2010	200,559	$15.83

There were no options granted or exercised during the three and nine months ended September 30, 2010 or 2009.

AMERICANWEST BANCORPORATION

Total unrecognized compensation cost at September 30, 2010 was $24 thousand, which will be recognized through 2013. The amortization of stock-based compensation reflects estimated forfeitures adjusted for actual forfeiture experience. Estimated forfeitures will be continually evaluated in subsequent periods and may change based on new facts and circumstances.

The weighted average remaining term for outstanding and exercisable stock options at September 30, 2010 was 4.8 years and 4.4 years, respectively. The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the market price of the Company’s common stock as of the reporting date. Since none of the stock options outstanding and exercisable at September 30, 2010 had an exercise price lower than the market value of the Company’s common stock, these options had no aggregate intrinsic value as of that date.

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

The purpose of these awards is to promote the long term interests of the Company and its shareholders by providing a financial incentive as a means for retaining certain key executives and employees. For the three months ended September 30, 2010 and 2009, compensation expense related to these grants was $8 thousand and $3 thousand, respectively. For the nine months ended September 30, 2010, compensation expense related to these grants was $28 thousand. Included in the compensation expense for the nine months ended September 30, 2009, was the reversal of $65 thousand related to the termination of an executive’s employment and the forfeiture of 5,000 shares of restricted common stock. As a result, there was a credit to expense of $49 thousand for the nine months ended September 30, 2009.

The following table summarizes both unvested performance restricted and unvested restricted common stock award activity for the nine months ended September 30, 2010:

	Restricted Common Stock	Weighted average grant date fair value
Unvested as of December 31, 2009	22,500	$21.15
Granted	—	—
Vested	(3,200)	20.68
Forfeited	(1,600)	21.44

Unvested as of September 30, 2010	17,700	$21.21

Performance-based restricted common stock awards to six individuals for 1,400 shares of the Company’s common stock vested on November 1, 2010. Because of the stay imposed in the Chapter 11 Proceeding, the Company has not issued such shares to the individuals, and the Company does not currently intend to request permission of the Bankruptcy Court to issue such shares in the future.

NOTE 10. Warrants

In connection with an agreement engaging a strategic advisor during the first quarter of 2010, the Company granted a warrant to purchase up to ten percent of the Company’s outstanding common stock on a fully-diluted basis taking into account all outstanding options, rights and warrants, with an exercise price equal to the closing price per share as of the date of the execution of the agreement, or $0.49 per share. The warrant for 1,942,772 shares vests upon the closing of a capital transaction, subject to certain limitations. Additionally, upon the closing

AMERICANWEST BANCORPORATION

of a capital transaction the Company has agreed to issue to the strategic advisor for $100 an additional warrant to acquire a number of shares equal to ten percent of the new shares issued, with an exercise price equal to the price paid by the investors purchasing shares in such capital transaction, subject to certain limitations. As the exercise of the warrant is contingent upon the successful completion of a capital raise transaction, the Company did not recognize the value of these warrants in its financial statements as of September 30, 2010.

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

The following table summarizes the Company’s financial instruments that were measured at fair value on a recurring basis at September 30, 2010:

		Fair Value Measurements Using
($ in thousands)	Fair Value	Level 1	Level 2	Level 3
Recurring assets
Obligations of federal government agencies	$3,595	$3,595	$—	$—
Obligations of states, municipalities, and political subdivisions	$20,798	$20,798	$—	$—
Mortgage backed securities	$16,469	$—	$16,469	$—
Other securities	$15	$15	$—	$—
Rate lock commitments	$154	$—	$—	$154

The following table summarizes the Company’s financial instruments that were measured at fair value on a recurring basis at December 31, 2009:

		Fair Value Measurements Using
($ in thousands)	Fair Value	Level 1	Level 2	Level 3
Recurring assets
Obligations of federal government agencies	$3,247	$3,247	$—	$—
Obligations of states, municipalities, and political subdivisions	$20,243	$20,243	$—	$—
Mortgage backed securities	$21,605	$—	$21,605	$—
Other securities	$12	$12	$—	$—
Rate lock commitments	$—	$—	$—	$—
Forward sales commitments	$—	$—	$—	$—

As of September 30, 2010 and December 31, 2009, published quotes were available for 98% and 92% of all available-for-sale securities, respectively. The above tables excluded the remaining securities which are carried at amortized cost.

AMERICANWEST BANCORPORATION

The following table summarizes the changes during the nine months ended September 30, 2010 for recurring assets measured using level 3:

($ in thousands)	Rate lock commitments
December 31, 2009	$—
Gains	154

September 30, 2010	$154

The following table summarizes the changes during the nine months ended September 30, 2009 for recurring assets measured using level 3:

($ in thousands)	Rate lock commitments	Forward sales commitments
December 31, 2008	$—	$(91)
Gains	77	67

September 30, 2009	$77	$(24)

Gains and losses shown in the tables above are included in fees on mortgage loan sales, net within the Consolidated Statements of Operations and included in the fair value adjustments on mortgage loan activities in the Consolidated Statements of Cash Flows.

In addition, certain assets are measured at fair value on a non-recurring basis. Adjustments to fair value based on such non-recurring transactions generally result from the application of lower-of-cost-or-market accounting or write-downs of individual assets due to impairment. The following table summarizes assets of the Company that were measured at fair value on a non-recurring basis at September 30, 2010:

		Fair Value Measurements Using
($ in thousands)	Fair Value	Level 1	Level 2	Level 3
Non-Recurring
Impaired loans	$49,739	$—	$—	$49,739
Foreclosed real estate and other foreclosed assets	$45,448	$—	$—	$45,448

The following table summarizes the assets of the Company that were measured at fair value on a non-recurring basis at December 31, 2009:

		Fair Value Measurements Using
($ in thousands)	Fair Value	Level 1	Level 2	Level 3
Non-Recurring
Impaired loans	$75,036	$—	$—	$75,036
Foreclosed real estate and other foreclosed assets	$51,924	$—	$—	$51,924

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

AMERICANWEST BANCORPORATION

The following table summarizes the losses recognized on the assets that were measured at fair value on a non-recurring basis for the three and nine months ended September 30, 2010 and 2009:

	Three months ended September 30,		Nine months ended September 30,
($ in thousands)	2010	2009	2010	2009
Non-Recurring
Impaired loans	$5,024	$9,182	$16,573	$47,354
Foreclosed real estate and other foreclosed assets	$1,895	$1,993	$5,880	$3,643
Goodwill	$—	$18,852	$—	$18,852

Goodwill included in the table above was evaluated as of September 30, 2009 for impairment as part of management’s annual analysis. Based on the estimated fair value, the goodwill balance was deemed to be impaired and the above charge was recorded for the three and nine month periods ended September 30, 2009.

The following fair value table includes those financial instruments for which it is practical to estimate fair value. It does not include the value of premises and equipment and intangible assets such as customer relationships and core deposit intangibles. The table summarizes carrying amounts, estimated fair values, and assumptions used by the Company to estimate fair value as of September 30, 2010 and December 31, 2009:

As of September 30, 2010: ($ in thousands)	Assumptions Used in Estimating Fair Value	Carrying Amount	Estimated Fair Value
Financial Assets:
Cash and due from banks	Equal to carrying value	$41,393	$41,393
Overnight interest bearing deposits with other banks	Equal to carrying value	250,305	250,305
Securities	Quoted market prices	41,715	41,715
Federal Home Loan Bank Stock	Par value	10,267	10,267
Loans, held for sale	Equal to carrying value	7,884	7,884
Loans	Based on publicly available information on open transactions for similar loan portfolios	1,047,202	1,048,449
Bank owned life insurance	Equal to carrying value	31,960	31,960
Mortgage loan derivative instruments, net	Equal to carrying value	154	154

Financial Liabilities:
Deposits	Fixed-rate certificate of deposits at discounted expected future cash flows and all other deposits equal to carrying value	1,449,248	1,457,243
Federal Home Loan Bank advances and other borrowings	Discounted expected future cash flows	23,616	23,877
Junior subordinated debentures	Discounted expected future cash flows	41,239	29,882

AMERICANWEST BANCORPORATION

As of December 31, 2009: ($ in thousands)	Assumptions Used in Estimating Fair Value	Carrying Amount	Estimated Fair Value
Financial Assets:
Cash and due from banks	Equal to carrying value	$38,553	$38,553
Overnight interest bearing deposits with other banks	Equal to carrying value	163,033	163,033
Securities	Quoted market prices	48,986	48,986
Federal Home Loan Bank Stock	Par value	10,267	10,267
Loans, held for sale	Equal to carrying value	6,565	6,565
Loans	Fixed-rate loans at discounted expected future cash flows, and variable-rate loans equal to carrying value, net of allowance for loan losses and liquidity discount	1,231,300	1,196,386
Bank owned life insurance	Equal to carrying value	31,207	31,207

Financial Liabilities:
Deposits	Fixed-rate certificate of deposits at discounted expected future cash flows and all other deposits equal to carrying value	1,505,540	1,511,013
Federal Home Loan Bank advances and other borrowings	Discounted expected future cash flows	63,683	64,831
Junior subordinated debentures	Discounted expected future cash flows	41,239	27,454
Mortgage loan derivative instruments, net	Equal to carrying value	—	—

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

In prior years, the Bank entered into forward delivery contracts to sell residential mortgage loans to investors at specific prices and dates in order to hedge the interest rate risk in its portfolio of mortgage loans held for sale and its residential mortgage loan commitments. Credit risk associated with forward contracts is limited to the replacement cost of those forward contracts in a gain position. There were no counterparty default losses on forward contracts in the three and nine months ended September 30, 2010 and 2009. Market risk with respect to forward contracts arises principally from changes in the value of contractual positions due to changes in market interest rates. The Bank limits its exposure to market risk by monitoring differences between commitments to customers and forward contracts with investors. In the event the Bank has forward delivery contract commitments in excess of available mortgage loans, the Bank completes the transaction by either paying or receiving a fee to or from the investors equal to the increase or decrease in the market value of the forward contract. At September 30, 2010, the Bank did not have any forward sales commitments. At September 30, 2010, the Bank had commitments to originate mortgage loans held for sale at pre-determined interest rates totaling $14.1 million.

AMERICANWEST BANCORPORATION

The following table summarizes the types of derivatives, separately by assets and liabilities, their location on the Consolidated Statements of Condition, and the fair values of such derivatives as of September 30, 2010 and December 31, 2009:

($ in thousands)
Underlying Risk Exposure	Description	Balance Sheet Location	September 30, 2010	December 31, 2009
Asset Derivatives
Interest rate contracts	Rate lock commitments	Other assets	$154	$—
Interest rate contracts	Forward sales commitments	Other assets	—	—

Total asset derivatives			$154	$—

Liability Derivatives
Interest rate contracts	Rate lock commitments	Other liabilities	$—	$—
Interest rate contracts	Forward sales commitments	Other liabilities	—	—

Total liability derivatives			$—	$—

NOTE 13. Recent Accounting Pronouncements

In July 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. The update requires additional and amended disclosures related to an entity’s portfolio of financing receivables, allowance for credit losses, nonaccrual balances, impaired balances and restructured financing receivables. The update is effective for interim and annual reporting periods beginning on or after December 15, 2010 and is expected to enhance disclosures for the Company.

In August 2010, the FASB issued ASU No. 2010-21, Accounting for Technical Amendments to Various SEC Rules and Schedules and ASU No. 2010-22, Accounting for Various Topics: Technical Corrections to SEC Paragraphs. These updates amend various sections of the codification and were effective upon issuance. The updates did not have a material impact on the Company.

In April 2010, the FASB issued ASU No. 2010-18, Receivables (Topic 310): Effect of a Loan Modification When the Loan is Part of Pool That is Accounted for as a Single Asset. As a result of the update, modifications of loans that are accounted for within a pool under Subtopic 310-30 do not result in the removal of those loans from the pool even if the modification of those loans would otherwise be considered a troubled debt restructuring. An entity will continue to be required to consider whether the pool of assets in which the loan is included is impaired if expected cash flows for the pool change. The update was effective for modifications of loans accounted for within pools under Subtopic 310-30 occurring in the first interim or annual period ending on or after July 15, 2010 and did not have a material impact on the Company.

In April 2010, FASB issued ASU No. 2010-13, Compensation – Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades. The update clarifies that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The update is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2010 and is not expected to have an impact on the Company.

In March 2010, FASB issued ASU No. 2010-11, Derivatives and Hedging (Topic 815): Scope Exception Related to Embedded Credit Derivatives. The update clarifies scope exceptions related to certain credit derivatives and the accounting for such credit derivatives. The update was effective on July 1, 2010 and did not have a material impact on the Company.

In February 2010, FASB issued ASU No. 2010-09, Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements. The update removed the requirement that the date through which subsequent events are evaluated be disclosed. The update was effective immediately upon the issuance and did not have a material impact on the Company.

AMERICANWEST BANCORPORATION

In January 2010, FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. The update requires expanded disclosures and clarifies existing disclosure requirements. The update was effective on January 1, 2010 and resulted in certain additional disclosures pertaining to fair value measurements.

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

NOTE 14. Subsequent Events

Asset Purchase Agreement

On October 27, 2010, the Company entered into an Asset Purchase Agreement (Purchase Agreement) with SKBHC Holdings LLC, a Delaware limited liability company, and SKBHC Hawks Nest Acquisition Corp., a Delaware corporation (together, Purchaser). Pursuant to the terms and subject to the conditions set forth in the Purchase Agreement, the Purchaser has agreed to purchase all of the issued and outstanding shares of common stock (Acquired Stock) of the Bank and certain other assets held in the name of the Company but used in the business of the Bank (together with Acquired Stock, Acquired Assets), for a cash purchase price of $6.5 million. In addition, upon acquisition of the Acquired Stock, the Purchaser has agreed to recapitalize the Bank through the immediate contribution of additional capital of up to $200 million, with such amount to be determined at closing and sufficient to satisfy all regulatory requirements. The Purchaser will purchase the Acquired Assets free and clear of all liens, claims and encumbrances and will assume no liabilities of the Company.

AMERICANWEST BANCORPORATION

The Purchase Agreement contemplates that the Company will file a voluntary petition under Chapter 11 of the United States Bankruptcy Code (Bankruptcy Code) in the Bankruptcy Court (which filing occurred on October 28, 2010, as described below). The Purchase Agreement also contains covenants of the Company and the Purchaser, including, among others, an agreement by the Company and the Purchaser to use their commercially reasonable best efforts to obtain the entry of an order of the Bankruptcy Court approving certain auction and sale procedures with respect to the Acquired Assets (Bidding Procedures Order).

The sale of the Acquired Assets will be conducted under the provisions of Section 363 of the Bankruptcy Code and will be subject to bidding procedures and the possible receipt of a higher and better bid at auction (Auction). The Bidding Procedures Order will provide that the Purchaser is the “stalking horse” bidder for the Acquired Assets at the Auction. The Purchase Agreement calls for the Company to pay a stalking-horse bidder fee of $1 million in certain circumstances, including the consummation of an acquisition of the Acquired Assets by another bidder.

The Company and the Purchaser have made customary representations, warranties and covenants in the Purchase Agreement.

Consummation of the sale of the Acquired Assets is subject to customary closing conditions, including, among other things, (i) the representations and warranties of the parties to the Purchase Agreement being true and correct as of the closing; (ii) the Bankruptcy Court entering a final sale order relating to the Acquired Assets; and (iii) the parties obtaining the requisite regulatory approvals from the FDIC, the DFI and the FRB for the purchase of the Acquired Stock.

Chapter 11 Voluntary Bankruptcy Filing

On October 28, 2010, the Company filed the Chapter 11 Proceeding in the Bankruptcy Court. The Company will remain in possession of its assets and properties, and be subject to its liabilities, including its junior subordinated debentures, and continue to operate its business, as debtor-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code. During the bankruptcy proceedings, the Bank’s branches will remain open and will continue serving their customers as usual.

Superpriority Debtor-In-Possession Financing Facility

Also on October 28, 2010, as part of the Chapter 11 Proceeding, the Company and SKBHC Hawks Nest Acquisition Corp. (Lender) entered into a Superpriority Debtor-in-Possession Credit Agreement (DIP Credit Agreement), which remains subject to approval by the Bankruptcy Court. Pursuant to the terms and subject to the conditions set forth in the DIP Credit Agreement, the Lender agreed to provide a debtor-in-possession financing facility (DIP Financing Facility) to the Company in an amount not to exceed $2 million. The DIP Credit Agreement will provide an immediate source of funds to the Company, enabling the Company to satisfy customary obligations associated with ongoing operations of its business, as well as the timely payment of professional fees incurred in connection with the bankruptcy process. The Company and the Lender have proposed that the Company’s obligations under the DIP Credit Agreement be secured by all assets of the Company, including without limitation a pledge of the stock of the Bank. All amounts outstanding under the DIP Credit Agreement are scheduled to become due and payable on December 12, 2010, subject to extension to December 27, 2010 upon written request by the Company and satisfaction of certain conditions.

Default on the Junior Subordinated Debentures

The Company’s filing of the Chapter 11 Proceeding in the Bankruptcy Court constituted an event of default under the four indentures relating to its junior subordinated debt, causing the entire unpaid principal and accrued interest under each of these indentures to become immediately due and payable upon notice to the Company in writing from either the indenture trustee or holders of not less than 25% in aggregate principal amount of the junior subordinated debt outstanding under each such debenture. The Company believes that any efforts to enforce such payment obligations with respect to the junior subordinated debt are stayed as a result of the filing of the Chapter 11 Proceeding.

AMERICANWEST BANCORPORATION

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain matters discussed in this Quarterly Report on Form 10-Q including, but not limited to, matters described in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” include forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (PSLRA). Such forward-looking statements may include statements or forecasts about AmericanWest Bancorporation’s (Company) financial condition and results of operations, expectations for future financial performance, assumptions for those forecasts and expectations, the sale of the common stock of AmericanWest Bank (Bank), the recapitalization of the Bank by the prospective purchaser of the Bank and the approval of the proposed transactions by the Bankruptcy Court and bank regulators. The Company makes forward-looking statements about potential problem loans, cash flows, strategic initiatives, capital initiatives, and the adequacy of the allowance for loan losses. Actual results might differ significantly from the Company’s forecasts and expectations due to several factors. Some of these factors include, but are not limited to, (i) impact of the current national and regional economy (including real estate values),(ii) borrower financial capacity in the Company’s market, (iii) changes in loan portfolio composition, (iv) the ability of the Company to comply with the FDIC’s Order to Cease and Desist and Supervisory Prompt Corrective Action Directive and the Federal Reserve Bank of San Francisco’s (FRB) Written Agreement, (v) the Company’s ability to raise additional regulatory capital and the dilutive effect of capital raising, (vi) the Company’s access to liquidity sources, (vii) the Company’s ability to attract and retain quality customers, (vii) interest rate movements and the impact on net interest margins such movements may cause, (ix) the Company’s products and services, (x) the Company’s ability to attract and retain qualified employees, (xi) regulatory changes, (xii) competition with other banks and financial institutions, (xiii) the Company’s ability to obtain approval from the Bankruptcy Court and bank regulators of the sale of the common stock of the Bank, (xiv) the willingness of the Company’s and the Bank’s regulators to forbear from regulatory actions that would impede the consummation of the proposed sale and recapitalization, including the placement of the Bank into a conservatorship or receivership, (xv) the extent to which creditors and stockholders of the Company and third parties challenge the transactions proposed by the Company in the Bankruptcy Court or in other forums, and the extent to which those challenges are successful, (xvi) the potential adverse effects of the Chapter 11 Proceeding on the Company’s liquidity or results of operations and (xvii) the Company’s and the Bank’s ability to maintain normal relationships and terms with depositors, customers, suppliers and service providers and to retain key executives, managers and employees. Words such as “targets,” “expects,” “anticipates,” “believes,” and other similar expressions, and future or conditional verbs such as “will,” “may,” “should,” “would,” and “could,” are intended to identify such forward-looking statements. Readers should not place undue reliance on the forward-looking statements, which reflect management’s view only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect subsequent events or circumstances. This statement is included for the express purpose of protecting the Company under PSLRA’s safe harbor provisions. Other factors that could cause actual results to differ from forecasts and expectations are included in the Risk Factors section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, filed with the US Securities and Exchange Commission (SEC) available on the SEC’s website at www.sec.gov, as supplemented from time to time in Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

The following discussion contains a review of the results of operations and financial condition for the three and nine months ended September 30, 2010 and 2009. This information should be read in conjunction with the consolidated financial statements and related notes appearing in this report. The reader is assumed to have access to the Company’s Form 10-K for the year ended December 31, 2009, which contains additional information.

AmericanWest Bancorporation

AmericanWest Bancorporation (Company), which was formed in 1983, is a Washington corporation registered as a bank holding company under the Bank Holding Company Act of 1956, and is headquartered in Spokane, Washington. The Company’s wholly-owned subsidiary is AmericanWest Bank (Bank), a Washington state chartered bank that operates in Eastern and Central Washington, Northern Idaho and in Utah doing business as

AMERICANWEST BANCORPORATION

Far West Bank. Unless otherwise indicated, reference to the “Company” shall include the Bank and its Far West Bank division. The Company’s unconsolidated information will be referred to as that of the Parent Company. The Bank provides a full range of banking services to small and medium-sized businesses, agricultural businesses, professionals and consumers through 58 financial centers located in Washington, Northern Idaho and Utah.

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

The discussion in this Quarterly Report of the Company and its financial statements reflects the Company’s acquisitions of Far West Bancorporation (FWBC) and its subsidiary on April 1, 2007 and Columbia Trust Bancorp (CTB) and its subsidiaries on March 15, 2006. Both acquisitions were accounted for by the purchase method of accounting.

On October 28, 2010, in response to the Company’s current financial condition and business prospects and to effect the sale of the stock of the Bank, the Company filed a voluntary petition in the United States Bankruptcy Court for the Eastern District of Washington (Bankruptcy Court) under Chapter 11 of the U.S. Bankruptcy Code (Chapter 11 Proceeding). See Note 14 of the Notes to the Consolidated Financial Statements for further information about the Chapter 11 Proceeding and the Company’s debtor-in-possession financing facility (DIP Financing Facility).

The Company’s stock was traded on the NASDAQ Global Select market under the symbol AWBC until March 23, 2010, and since that time the Company’s bid and ask prices are quoted on the Pink Sheets under the symbol “AWBC.PK”, and on the OTC Bulletin Board under the symbol “AWBC.”

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

AMERICANWEST BANCORPORATION

•

Capital Plan. The Order required the Bank to adopt and implement a plan to meet and maintain certain minimum risk-based capital requirements. The Bank submitted a Capital Restoration Plan dated July 2, 2009 to the FDIC and the DFI to comply with this requirement. In the PCA Directive, the FDIC notified the Bank that such Capital Restoration Plan was unacceptable. The Bank submitted a Revised Capital Restoration Plan to the FDIC and the DFI on September 16, 2010.

•

Retain qualified senior executive officers, including a Chief Financial Officer and a Chief Credit Officer, with written authority from the Board of Directors to implement the provisions of the Order, and obtain an independent study of the Bank’s lending and credit functions to determine if additional personnel were necessary. The independent study was completed on June 15, 2009 and a related plan to implement its recommendations was approved by the Board of Directors on July 30, 2009. A copy of the study and the plan were furnished to the FDIC and DFI. The Bank believes that it has the appropriate management and lending and credit personnel, as required by the Order. On September 21, 2010, the Bank announced the appointment of Joseph Marchese as Executive Vice President and Chief Credit Officer. The prior Chief Credit Officer resigned in February 2010.

•

Provide 30 days’ prior notice to the FDIC and the DFI of the addition of any new member on the Board of Directors or the employment of any new senior executive officer. The Bank has not added anyone to the Board of Directors since the effective date of the Order. The appropriate notification was provided to the FDIC and the DFI for the employment of Joseph Marchese as Executive Vice President and Chief Credit Officer.

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

•

Reduce the level of assets classified as “substandard” or “doubtful” noted in the ROE to 75% of capital by September 8, 2009. As of September 30, 2010, the assets classified as “substandard” or “doubtful’ were reduced by $150.8 million since the ROE, and the related ratio was 100%. This target was not achieved by the deadline, primarily due to continued reductions in the Bank’s capital.

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

AMERICANWEST BANCORPORATION

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

•

Develop a written plan for reducing extensions of credit to borrowers in the Land Development and Construction (LDC) Loan concentrations by June 10, 2009, and refrain from making any additional LDC loans, except in accordance with such plan. A written plan to reduce such extensions of credit was adopted by the Board of Directors on June 6, 2009, and a copy was provided to the FDIC and DFI. The plan was revised in June 2010 to allow the Bank to extend LDC loans to facilitate the sale of property currently financed or owned by the Bank, subject to appropriate safeguards, and a copy of the revised plan was provided to the FDIC and DFI. Since June 6, 2009, the Bank has not made any additional LDC loans except in accordance with the original or revised plan, as applicable, and with the prior approval of the Board of Directors. As of September 30, 2010, the aggregate amount of LDC loans has been reduced by $288.5 million since December 31, 2008, representing 74% of the December 31, 2008 total of LDC loans.

•

Develop policies for maintenance of an adequate level of liquidity, restrict the interest rates the Bank pays on deposits to maintain compliance with Section 337.6 of the FDIC Rules and Regulations, and refrain from accepting or renewing any brokered certificates of deposit. The Board of Directors determined that the Bank had in place adequate policies and procedures for maintenance of liquidity. The Bank provided written certification to the FDIC and DFI on June 4, 2009 that the Bank’s deposit pricing complied with the requirements of Section 337.6 and continues to monitor interest rates to maintain compliance with such requirements. The Bank has not accepted or renewed any brokered certificates of deposit since August 2008, and has reduced the level of such deposits from $240.7 million at June 30, 2008 to $2.5 million at September 30, 2010. The remaining brokered certificate of deposit in the amount of $2.5 million was redeemed during October 2010.

•

Formulate and implement a written profit plan and multi-year strategic plan by August 9, 2009. These plans were approved by the Board of Directors on August 7, 2009 and copies were furnished to the FDIC and DFI.

•	Not permit its average total assets to increase from quarter to quarter. As of the third quarter of 2010, the Bank’s average assets had not increased since the issuance of the Order.

In addition, the Order requires that the Board of Directors of the Bank continue its participation in the affairs of the Bank, and increase such participation as appropriate, including approval of sound policies and objectives and supervision of the Bank’s activities. The Board of Directors believes that it maintained significant and appropriate participation prior to the Order being issued, has continued to do so during the life of the Order to date, and is appropriately fulfilling its participation, oversight and supervision responsibilities, having met 27 times during the first nine months of 2010.

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

On October 27, 2010, the Company entered into an Asset Purchase Agreement (Purchase Agreement) with SKBHC Holdings LLC, a Delaware limited liability company, and SKBHC Hawks Nest Acquisition Corp., a Delaware corporation (together, Purchaser). Pursuant to the terms and subject to the conditions set forth in the Purchase Agreement, the Purchaser has agreed to purchase all of the issued and outstanding shares of common stock (Acquired Stock) of the Bank and certain other assets held in the name of the Company but used in the business of the Bank (together with Acquired Stock, Acquired Assets), for a cash purchase price of $6.5 million. In addition, upon acquisition of the Acquired Stock, the Purchaser has agreed to recapitalize the Bank through the immediate contribution of additional capital of up to $200 million, with such amount to be determined at closing and sufficient to satisfy all regulatory requirements. The Purchaser will purchase the Acquired Assets free and clear of all liens, claims and encumbrances and will assume no liabilities of the Company.

The Purchase Agreement contemplates that the Company will file a voluntary petition under Chapter 11 of the United States Bankruptcy Code (Bankruptcy Code) in the Bankruptcy Court (which filing occurred on October 28, 2010, as described below). The Purchase Agreement also contains covenants of the Company and the Purchaser, including, among others, an agreement by the Company and the Purchaser to use their commercially reasonable best efforts to obtain the entry of an order of the Bankruptcy Court approving certain auction and sale procedures with respect to the Acquired Assets (Bidding Procedures Order).

The sale of the Acquired Assets will be conducted under the provisions of Section 363 of the Bankruptcy Code and will be subject to bidding procedures and the possible receipt of a higher and better bid at auction (Auction). The Bidding Procedures Order will provide that the Purchaser is the “stalking horse” bidder for the Acquired Assets at the Auction. The Purchase Agreement calls for the Company to pay a stalking-horse bidder fee of $1 million in certain circumstances, including the consummation of an acquisition of the Acquired Assets by another bidder.

The Company and the Purchaser have made customary representations, warranties and covenants in the Purchase Agreement.

Consummation of the sale of the Acquired Assets is subject to customary closing conditions, including, among other things, (i) the representations and warranties of the parties to the Purchase Agreement being true and correct as of the closing; (ii) the Bankruptcy Court entering a final sale order relating to the Acquired Assets; and (iii) the parties obtaining the requisite regulatory approvals from the FDIC, the DFI and the FRB for the purchase of the Acquired Stock.

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

The Written Agreement also requires the Company to:

•

Submit a written capital plan that provides for sufficient capitalization of both the Parent and the Bank. The written capital plan was originally submitted on November 13, 2009. The FRB informed the Company in writing that the plan was not acceptable on December 8, 2009, and an amended plan was

AMERICANWEST BANCORPORATION

resubmitted on January 29, 2010. The FRB informed the Company in writing that the revised plan was not acceptable on July 26, 2010. The Company submitted a Revised Capital Restoration Plan to the FRB on September 16, 2010.

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

Although the Company believes that its capital restoration plans will not be acceptable to the FDIC, DFI or FRB until the Company has executed a definitive agreement and can therefore identify actual investors and provide a definitive timeframe for consummation of a capital transaction, the Company and the Bank submitted a combined Revised Capital Restoration Plan, dated September 13, 2010, to the FDIC, DFI and FRB in order to keep them apprised, in writing, of the Company’s efforts and progress in its capital raising efforts.

As of December 31, 2009, due to the Company’s significant net loss from operations in 2009, deterioration in the credit quality of the loan portfolio, and the decline in the level of its regulatory capital to support operations, there was substantial doubt about the Company’s ability to continue as a going concern. Due to events that have occurred subsequent to September 30, 2010 as further described in this periodic report, matters have occurred that cause additional concern about the Company’s ability to continue as a going concern, including the institution of the Chapter 11 Proceeding. However, certain regulatory approvals and legal proceedings will require finalization before any outcomes will be known that may have any effect on the financial position and operations of the Company. Therefore, the consolidated financial statements in this periodic report have been prepared based on the assumption that the net assets of the Company will not require liquidation and that the Company will continue as a going concern.

Bankruptcy Filing

On October 28, 2010, the Company filed a voluntary petition under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. The Company will continue to operate its business as a “debtor-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. The Company expects to continue to have jurisdiction over its assets and business subject to the supervision and orders of the Bankruptcy Court.

During the pendency of the Chapter 11 Proceeding, the Company’s financial results may fluctuate as they reflect asset impairments, asset dispositions, contract terminations and rejections, and claims assessments. As a result, the Company’s historical financial performance may not be indicative of its financial performance following the Chapter 11 filing.

In addition, under the priority scheme established by the Bankruptcy Code, unless creditors agree otherwise, post-petition liabilities and prepetition liabilities must be satisfied in full before shareholders are entitled to receive any distribution or retain any property under a Chapter 11 liquidation plan. The ultimate recovery to creditors and/or shareholders, if any, will not be determined until confirmation of a Chapter 11 liquidation plan. No assurance can be given as to what values, if any, will be ascribed in the Chapter 11 Proceeding to each of these

AMERICANWEST BANCORPORATION

constituencies or what types or amounts of distributions, if any, they would receive. A Chapter 11 liquidation plan will likely result in holders of equity interests in the Company having all such interests cancelled and extinguished. If certain requirements of the Bankruptcy Code are met, a plan can be confirmed notwithstanding its rejection by the Company’s equity security holders and notwithstanding the fact that such equity security holders do not receive or retain any property on account of their equity interests under the plan. Accordingly, the Company urges that appropriate caution be exercised with respect to existing and future investments in any of these securities as their value and prospects are highly speculative.

Results of Operations

Overview

The Company reported a net loss of $5.9 million or $0.35 per share for the three months ended September 30, 2010, compared to a net loss of $28.4 million or $1.65 per share for the same period in 2009. The negative annualized return on average assets for the three months ended September 30, 2010 was 1.57%, as compared to a negative 6.35% for the three months ended September 30, 2009. Excluding the goodwill impairment charge of $18.9 million, which is a non-GAAP disclosure, the net loss would have been $9.5 million or $0.55 per share for the three months ended September 30, 2009, and the negative return on average assets would have been 2.13%. The Company reported a net loss of $22.4 million or $1.30 per share for the nine months ended September 30, 2010, compared to a net loss of $53.5 million or $3.11 per share for the same period of 2009. Excluding the goodwill impairment charge the net loss would have been $34.6 million or $2.01 per share for the nine months ended September 30, 2009. The negative return on average assets for the nine months ended September 30, 2010 was 1.94%, as compared to a negative 3.95% for the nine months ended September 30, 2009. Excluding the goodwill impairment charge, the negative return on average assets would have been 2.55% for the nine months ended September 30, 2009.

The Company recognized a provision for loan losses of $3.5 million, or 1.24% of average loans on an annualized basis, for the three months ended September 30, 2010, as compared to $9.0 million, or 2.48% of average loans annualized, for the three months ended September 30, 2009. For the three months ended September 30, 2010, net charge-offs were $4.4 million, or 1.55% of average gross loans annualized, as compared to $8.7 million, or 2.40% of average gross loans annualized, for the three months ended September 30, 2009. The Company recognized a provision for loan losses of $12.5 million, or 1.42% of average loans annualized, for the nine months ended September 30, 2010, as compared to $34.5 million, or 3.01% of average loans annualized, for the nine months ended September 30, 2009. For the nine months ended September 30, 2010, net charge-offs were $13.9 million, or 1.58% of average gross loans annualized, as compared to $46.2 million, or 4.04% of average gross loans annualized, for the nine months ended September 30, 2009.

The following table summarizes the Company’s financial performance for the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2010	2009	% Change	2010	2009	% Change
($ in thousands except per share data)
Interest Income	$17,156	$21,794	-21%	$53,290	$67,386	-21%
Interest Expense	4,616	7,404	-38%	15,054	25,147	-40%

Net Interest Income	12,540	14,390	-13%	38,236	42,239	-9%
Loan Loss Provision	3,500	9,000	-61%	12,500	34,480	-64%

Net interest income after loan loss provision	9,040	5,390	68%	25,736	7,759	232%

Non-interest Income	4,345	4,678	-7%	11,474	17,474	-34%
Non-interest Expense	19,330	38,461	-50%	59,573	78,688	-24%

Loss before income tax benefit	(5,945)	(28,393)	79%	(22,363)	(53,455)	58%
Income tax benefit	—	—	0%	—	—	0%

Net Loss	$(5,945)	$(28,393)	79%	$(22,363)	$(53,455)	58%

Basic loss per common share	$(0.35)	$(1.65)	79%	$(1.30)	$(3.11)	58%
Diluted loss per common share	$(0.35)	$(1.65)	79%	$(1.30)	$(3.11)	58%

AMERICANWEST BANCORPORATION

	Three Months Ended September 30,
	GAAP	GAAP	Non-GAAP (1)
Selected Financial Information:	2010	2009	2009
($ in thousands except per share data, ratios are annualized)
Net loss	$(5,945)	$(28,393)	$(9,541)
Diluted loss per common share	$(0.35)	$(1.65)	$(0.55)
Return on average assets	-1.57%	-6.35%	-2.13%
Return on average equity	NM	NM	NM
Efficiency ratio (2)	93.76%	83.98%
Non-interest income to average assets	1.15%	1.05%
Non-interest expenses to average assets	5.11%	8.60%
Net interest margin (3)	3.65%	3.54%

	Nine Months Ended September 30,
	GAAP	GAAP	Non-GAAP (1)
	2010	2009	2009
Net loss	$(22,363)	$(53,455)	$(34,603)
Diluted loss per common share	$(1.30)	$(3.11)	$(2.01)
Return on average assets	-1.94%	-3.95%	-2.55%
Return on average equity	NM	NM	NM
Efficiency ratio (2)	97.03%	87.03%
Non-interest income to average assets	0.99%	1.29%
Non-interest expenses to average assets	5.16%	5.81%
Net interest margin (3)	3.66%	3.40%

(1)	Excludes impairment of goodwill, when applicable.
(2)	Excludes impairment of goodwill, intangible amortization and foreclosed assets expenses.
(3)	Presented on a tax equivalent basis for tax exempt securities. Average loans include loans held for sale and non-accrual loans.

NM Ratio is not meaningful.

Net Interest Income

Three Months Ended September 30, 2010 and 2009

Net interest income for the third quarter of 2010 was $12.5 million, a decrease of $1.9 million from the third quarter of 2009. Interest income for the third quarter of 2010 was $17.2 million, a decrease of $4.6 million from the same period of the prior year. The decrease in interest income was related mainly to the decline in average earning assets of $251.2 million. Interest expense for the third quarter of 2010 was $4.6 million, a decrease of $2.8 million from the similar period of the prior year. The decrease in interest expense from the third quarter of 2009 was a result of a decrease in the cost of funds of 56 basis points and a decrease in average interest bearing liabilities of $205.7 million. The Company’s cost of funds inclusive of non-interest bearing deposits was 1.24% for the third quarter of 2010, as compared to 1.74% in the same period of 2009.

The tax equivalent net interest margin for the third quarter of 2010 was 3.65%, an increase of 11 basis points from the same period in 2009. The increase was driven by a reduction in the cost of funds of 56 basis points partially offset by a decrease in the yield on earning assets of 37 basis points. The decrease in the cost of funds was driven by the cost of interest bearing deposits declining 59 basis points. The average yield on loans for the third quarter of 2010 was 5.85%, an increase of 5 basis points from the same period of 2009. The impact of non-accrual loans on the net interest margin for the third quarter of 2010 was approximately 41 basis points as compared to 54 basis points for the third quarter of 2009. Contributing to the decline in the yield on earning assets for the third quarter of 2010 was an increase in on-balance sheet liquidity (categorized in overnight deposits with other banks and other). Had the additional amount of on-balance sheet liquidity not increased for the third quarter of 2010 the yield on earning assets would have been 29 basis points higher.

AMERICANWEST BANCORPORATION

The following table sets forth the Company’s net interest margin for the three months ended September 30, 2010 and 2009:

	Three months ended September 30,
	2010			2009
($ in thousands)	Average			Average
Assets	Balance	Interest	%	Balance	Interest	%
Loans (1)	$1,121,806	$16,533	5.85%	$1,440,940	$21,056	5.80%
Taxable securities	35,619	404	4.50%	40,745	509	4.96%
Non-taxable securities (2)	7,344	119	6.43%	13,755	213	6.14%
FHLB Stock	10,267	—	0.00%	10,267	—	0.00%
Overnight deposits with other banks and other	192,864	140	0.29%	113,394	88	0.31%

Total interest earning assets	1,367,900	17,196	4.99%	1,619,101	21,866	5.36%

Non-interest earning assets	133,740			156,225

Total assets	$1,501,640			$1,775,326

Liabilities
Interest bearing demand deposits	$186,492	$142	0.30%	$181,837	$203	0.44%
Savings and MMDA deposits	330,457	653	0.78%	392,484	1,262	1.28%
Time deposits	610,623	2,950	1.92%	667,880	4,530	2.69%

Total interest bearing deposits	1,127,572	3,745	1.32%	1,242,201	5,995	1.91%

Overnight borrowings	3,000	6	0.79%	46,126	96	0.83%
Junior subordinated debt	41,239	669	6.44%	41,239	633	6.09%
Other borrowings	20,630	196	3.77%	68,530	680	3.94%

Total interest bearing liabilities	1,192,441	4,616	1.54%	1,398,096	7,404	2.10%

Non-interest bearing demand deposits	282,572			287,000
Other non-interest bearing liabilities	24,300			26,008

Total liabilities	1,499,313			1,711,104
Stockholders’ Equity	2,327			64,222

Total liabilities and stockholders’ equity	$1,501,640			$1,775,326

Net interest income and spread		$12,580	3.45%		$14,462	3.26%

Net interest margin to average earning assets			3.65%			3.54%

(1)	Includes loans held for sale and non-accrual loans in average loans. Interest income includes loan fee income.
(2)	Tax-exempt securities income has been presented using a tax equivalent basis and an assumed tax rate of 34%.

AMERICANWEST BANCORPORATION

The following table sets forth a summary of changes in the components of net interest income during the third quarter of 2010, as compared to the third quarter of 2009, due to the changes in average interest earning assets and interest bearing liabilities and the resultant changes in interest income and interest expense:

	Three months ended September 30, 2010 compared to 2009
($ in thousands)	Increase (decrease) in interest income/expense due to changes in:
	Volume	Rate	Total
Interest earning assets
Loans (1)	$(4,665)	$142	$(4,523)
Securities (2)	(153)	(46)	(199)
Overnight deposits with other banks, and other and FHLB stock	57	(5)	52

Total interest earning assets	$(4,761)	$91	$(4,670)

Interest bearing liabilities
Interest bearing demand deposits	$5	$(66)	$(61)
Savings and MMDA deposits	(200)	(409)	(609)
Time deposits	(388)	(1,192)	(1,580)

Total interest bearing deposits	(583)	(1,667)	(2,250)
Overnight borrowings	(90)	—	(90)
Junior subordinated debt	—	36	36
Other borrowings	(476)	(8)	(484)

Total interest bearing liabilities	(1,149)	(1,639)	(2,788)

Total decrease in net interest income	$(3,612)	$1,730	$(1,882)

(1)	Includes loans held for sale and non-accrual loans in average loans. Interest income includes loan fee income.
(2)	Tax-exempt securities income has been presented using a tax equivalent basis and an assumed tax rate of 34%.

Net Interest Income

Nine Months Ended September 30, 2010 and 2009

Net interest income for the first nine months of 2010 was $38.2 million, a decrease of $4.0 million from the same period of 2009. Interest income for the first nine months of 2010 was $53.3 million, a decrease of $14.1 million from the same period of the prior year. The decrease in interest income was related mainly to the decline in average earning assets of $271.4 million partially offset by an increase in the yield on loans of 15 basis points. Interest expense for the first nine months of 2010 was $15.1 million, a decrease of $10.1 million from the same period of the prior year. The decrease in interest expense from the first nine months of 2009 was a result of a decrease in the cost of funds of 73 basis points and a decrease in average interest bearing liabilities of $196.6 million. The Company’s cost of funds inclusive of non-interest bearing demand deposits was 1.33% in the first nine months of 2010, as compared to 1.97% in the same period of 2009.

The tax equivalent net interest margin for the first nine months of 2010 was 3.66%, an increase of 26 basis points from the same period in 2009. The increase was driven by a reduction in the cost of funds of 73 basis points partially offset by a decrease in the yield on earning assets of 31 basis points. The decrease in the cost of funds was driven by the cost of interest bearing deposits declining 80 basis points and the decrease in average interest bearing liabilities by $196.6 million. The average yield on loans for the first nine months of 2010 was 5.84%, an increase of 15 basis points from the same period of 2009. The impact of non-accrual loans on the net interest margin for the first nine months of 2010 was approximately 45 basis points as compared to 67 basis points for the first nine months of 2009. Contributing to the decline in the yield on earning assets for the first nine months of 2010 was an increase in on-balance sheet liquidity (categorized in overnight deposits with other banks and other). Had the additional amount of on-balance sheet liquidity not increased for the first nine months of 2010 the yield on earnings assets would have been 36 basis points higher.

AMERICANWEST BANCORPORATION

The following table sets forth the Company’s net interest margin for the nine months ended September 30, 2010 and 2009:

	Nine months ended September 30,
	2010			2009
($ in thousands)	Average Balance	Interest	%	Average Balance	Interest	%
Assets
Loans (1)	$1,175,975	$51,394	5.84%	$1,531,133	$65,108	5.69%
Taxable securities	37,572	1,279	4.55%	42,080	1,577	5.01%
Non-taxable securities (2)	7,541	366	6.49%	17,027	781	6.13%
FHLB Stock	10,267	—	0.00%	10,042	—	0.00%
Overnight deposits with other banks and other	169,214	375	0.30%	71,670	185	0.35%

Total interest earning assets	1,400,569	53,414	5.10%	1,671,952	67,651	5.41%

Non-interest earning assets	144,436			139,205

Total assets	$1,545,005			$1,811,157

Liabilities
Interest bearing demand deposits	$188,238	$485	0.34%	$155,670	$491	0.42%
Savings and MMDA deposits	338,725	2,026	0.80%	409,099	4,474	1.46%
Time deposits	602,782	9,285	2.06%	673,329	15,396	3.06%

Total interest bearing deposits	1,129,745	11,796	1.40%	1,238,098	20,361	2.20%

Overnight borrowings	8,952	56	0.84%	61,686	418	0.91%
Junior subordinated debt	41,239	1,955	6.34%	41,239	1,916	6.21%
Other borrowings	44,462	1,247	3.75%	79,955	2,452	4.10%

Total interest bearing liabilities	1,224,398	15,054	1.64%	1,420,978	25,147	2.37%

Non-interest bearing demand deposits	286,483			289,548
Other non-interest bearing liabilities	24,547			26,166

Total liabilities	1,535,428			1,736,692
Stockholders’ Equity	9,577			74,465

Total liabilities and stockholders’ equity	$1,545,005			$1,811,157

Net interest income and spread		$38,360	3.46%		$42,504	3.04%

Net interest margin to average earning assets			3.66%			3.40%

(1)	Includes loans held for sale and non-accrual loans in average loans. Interest income includes loan fee income.
(2)	Tax-exempt securities income has been presented using a tax equivalent basis and an assumed tax rate of 34%.

AMERICANWEST BANCORPORATION

The following table sets forth a summary of changes in the components of net interest income during the first nine months of 2010, as compared to the first nine months of 2009, due to the changes in average interest earning assets and interest bearing liabilities and the resultant changes in interest income and interest expense:

	Nine months ended September 30, 2010 compared to 2009
($ in thousands)	Increase (decrease) in interest income/ expense due to changes in:
	Volume	Rate	Total
Interest earning assets
Loans (1)	$(15,155)	$1,441	$(13,714)
Securities (2)	(558)	(155)	(713)
Overnight deposits with other banks, and other and FHLB stock	221	(31)	190

Total interest earning assets	$(15,492)	$1,255	$(14,237)

Interest bearing liabilities
Interest bearing demand deposits	$102	$(108)	$(6)
Savings and MMDA deposits	(768)	(1,680)	(2,448)
Time deposits	(1,615)	(4,496)	(6,111)

Total interest bearing deposits	(2,281)	(6,284)	(8,565)
Overnight borrowings	(359)	(3)	(362)
Junior subordinated debt	—	39	39
Other borrowings	(1,088)	(117)	(1,205)

Total interest bearing liabilities	(3,728)	(6,365)	(10,093)

Total decrease in net interest income	$(11,764)	$7,620	$(4,144)

(1)	Includes loans held for sale and non-accrual loans in average loans. Interest income includes loan fee income.
(2)	Tax-exempt securities income has been presented using a tax equivalent basis and an assumed tax rate of 34%.

Loan Loss Provision

During the three months ended September 30, 2010, the Company recognized a provision for loan losses of $3.5 million, or 1.24% of average gross loans on an annualized basis. For the three months ended September 30, 2009, the Company recognized a provision for loan losses of $9.0 million, or 2.48% of average gross loans on an annualized basis.

During the nine months ended September 30, 2010, the Company recognized a provision for loan losses of $12.5 million, or 1.42% of average gross loans on an annualized basis. For the nine months ended September 30, 2009, the Company recognized a provision for loan losses of $34.5 million, or 3.01% of average gross loans on an annualized basis.

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

AMERICANWEST BANCORPORATION

Non-interest Income

Three Months Ended September 30, 2010 and 2009

Non-interest income for the three months ended September 30, 2010 was $4.3 million, as compared to $4.7 million for the same period of 2009, a decrease of $333 thousand or 7%. The change consists of the following components:

•

Fees and service charges on deposits decreased $146 thousand, or 6%, largely due to lower transaction volumes, and a reduction in overdraft fee income which decreased $170 thousand. These were partially offset by an increase in debit card fee income of $48 thousand.

•	Fees on mortgage loan sales decreased $192 thousand, or 21%, due to a decrease in the volumes of loans originated and sold.

•

Other non-interest income remained relatively constant. There was an increase in net gains/losses on foreclosed asset sales of $824 thousand as compared to the similar period of the prior year. This was offset by declines in net asset sale income of $439 thousand related to the sale of a merchant bankcard portfolio in the same period of the prior year, decreases in net gains on securities sales of $182 thousand and a decrease in income on government guaranteed loan sales of $147 thousand.

Non-interest Income

Nine Months Ended September 30, 2010 and 2009

Non-interest income for the nine months ended September 30, 2010 was $11.5 million, as compared to $17.5 million for the same period of 2009, a decrease of $6.0 million or 34%. The change consists of the following components:

•

Fees and service charges on deposits decreased $337 thousand, or 5%, largely due to lower transaction volumes, and a reduction in overdraft fee income which decreased $406 thousand. These were partially offset by an increase in debit card fee income of $207 thousand.

•	Fees on mortgage loan sales decreased $4.1 million, or 68%, due to a decrease in the volumes of loans originated and sold.

•

Other non-interest income decreased $1.6 million, or 35%, due mainly to an excise tax refund from the state of Washington of $1.3 million received during the first nine months of 2009. The first nine months of 2009 also included $1.2 million of income related to the sale of a merchant bankcard portfolio, which was partially offset by losses on other asset disposals resulting in a net gain of $824 thousand. Partially offsetting these decreases was an increase in the net gain on foreclosed asset sales of $256 thousand as compared to the same period of 2009.

Non-interest Expense

Three Months Ended September 30, 2010 and 2009

Non-interest expense for the three months ended September 30, 2010 totaled $19.3 million, as compared to $38.5 million for the same period of 2009, a decrease of $19.1 million or 50%. The change consists of the following components:

•

Salaries and benefits decreased $532 thousand, or 7%, in the third quarter of 2010 as compared to the third quarter of 2009, as a result of on-going cost saving initiatives that included a reduction in total staff of approximately 52 full-time equivalents and decreased mortgage commissions due to lower volumes. These decreases were partially offset by lower deferred costs related to loan production.

•

Foreclosed asset expense was $2.9 million in the third quarter of 2010, which is unchanged as compared to the third quarter of 2009. The third quarter of 2010 included $1.9 million of valuation adjustments as compared to $2.0 million for the third quarter of 2009. The remaining expense is related to carrying and legal costs associated with the properties.

AMERICANWEST BANCORPORATION

•	FDIC assessments were $1.6 million in the third quarter of 2010 as compared to $1.8 million in the third quarter of 2009. The decrease is mainly due to the decline in deposit balances.

•	Equipment and occupancy expenses decreased $150 thousand, or 4%, related to cost savings associated with the consolidation and closure of financial centers in the prior year.

•	During the three months ended September 30, 2009, as part of the annual analysis of goodwill, the Company recorded an impairment charge of $18.9 million.

•	Other non-interest expense increased $621 thousand or 25% largely due to increased legal and professional costs associated with capital restoration efforts.

Non-interest Expense

Nine Months Ended September 30, 2010 and 2009

Non-interest expense for the nine months ended September 30, 2010 totaled $59.6 million, as compared to $78.7 million for the same period of 2009, a decrease of $19.1 million or 24%. The change in each respective category consists of the following components:

•

Salaries and benefits were down $2.4 million, or 9%, in the first nine months of 2010 as compared to the first nine months of 2009, as a result of on-going cost saving initiatives that included a reduction in total staff of approximately 52 full-time equivalents, the discontinuance of certain employee incentive programs and significantly lower mortgage production. These declines were partially offset by a decline in the deferred costs associated with lower loan production and an increase in benefit costs as compared to the same period of the prior year.

•

The foreclosed asset expense was $9.5 million in the first nine months of 2010, an increase of $3.8 million, or 66%, as compared to $5.7 million in the first nine months of 2009. The first nine months of 2010 included valuation adjustments of $5.9 million and other carrying and legal costs of $3.6 million. The increases in these expenses are related mainly to the average foreclosed assets balance increasing by 86% as compared to the same period of the prior year.

•

FDIC assessments were $5.1 million in the first nine months of 2010 as compared to $6.1 million in the first nine months of 2009. The first nine months of 2009 included $850 thousand for a special assessment.

•	Equipment and occupancy expenses decreased $755 thousand, or 7%, related to cost savings associated with the consolidation and closure of financial centers during the first quarter of 2009.

•	During the nine months ended September 30, 2009, as part of the annual analysis of goodwill, the Company recorded an impairment charge of $18.9 million.

•

Other non-interest expense increased $505 thousand or 6%, which was related to increased legal and professional costs associated with capital restoration efforts partially offset by other cost savings.

Income Tax Benefit

As a result of the Company’s current going concern status as of December 31, 2009 and 2008, all tax benefits since December 31, 2008 have been deferred and all deferred taxes have been fully reserved. The Company did not recognize any tax benefit for operating losses in the first nine months of 2010 or 2009. To the extent the Company can generate taxable income in the future sufficient to offset the tax deductions represented by the net deferred tax asset, the non-cash valuation allowance that has been established may be partially or entirely reduced. If the valuation allowance is reduced or eliminated, future tax benefits will be recognized that will have a positive non-cash impact on the Company’s net income, stockholders’ equity and regulatory capital ratios.

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

AMERICANWEST BANCORPORATION

The following table summarizes the non-performing assets at September 30, 2010, December 31, 2009 and September 30, 2009:

	September 30, 2010	December 31, 2009	September 30, 2009
($ in thousands)
Non-accrual loans (1)	$84,176	$105,271	$100,068
Accruing loans over 90 days past due (1)	—	—	—

Total non-performing loans	84,176	105,271	100,068
Foreclosed real estate and other foreclosed assets	48,036	53,383	56,286

Total non-performing assets	$132,212	$158,654	$156,354

Restructured loans (2)	$1,392	$6,995	$—

Non-performing loans to total gross loans (1)	7.75%	8.28%	7.30%
Non-performing assets to total assets (1)	8.61%	9.58%	8.87%
Allowance for loan loss to total gross loans	3.47%	3.07%	2.41%
Allowance for credit losses to total gross loans	3.50%	3.10%	2.44%
Allowance for credit losses to non-performing loans (1)	45.14%	37.48%	33.37%

(1)	Amounts and ratios are shown net of government guarantees on non-performing loans of $1.9 million, $2.6 million, and $1.4 million, respectively.
(2)	Represents accruing restructured loans performing according to their restructured terms.

Total non-performing assets were $132.2 million, or 8.61% of total assets, at September 30, 2010, as compared to $158.7 million, or 9.58% of total assets, at December 31, 2009. Total non-performing loans as of September 30, 2010 were $84.2 million, or 7.75% of total gross loans, and consisted of the following categories:

($ in thousands)	September 30, 2010	% of Non- performing	December 31, 2009	% of Non- performing
Construction, land development and other land	$35,901	43%	$60,849	58%
Commercial real estate	31,223	37%	25,999	25%
Agricultural	7,755	9%	4,588	4%
Residential real estate	5,288	6%	7,659	7%
Commercial and industrial	3,990	5%	6,099	6%
Installment and other	19	0%	77	0%

Total non-performing loans	$84,176	100%	$105,271	100%

AMERICANWEST BANCORPORATION

The following is a summary of the activity of the non-performing loans during the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2010	2009	2010	2009
Beginning Balance	$86,216	$122,246	$105,271	$91,744
Additions and other	16,368	20,379	45,060	134,585
Charge-offs	(5,024)	(9,182)	(16,573)	(47,354)
Paydowns and sales	(3,965)	(7,462)	(25,500)	(19,381)
Reclassified to foreclosed real estate and other foreclosed assets	(9,419)	(25,913)	(24,082)	(59,526)

Ending Balance	$84,176	$100,068	$84,176	$100,068

The total non-performing loans, net of government guarantees, by state (determined by location of the principal underlying collateral) at September 30, 2010 and December 31, 2009 are summarized below:

($ in thousands)	September 30, 2010	% of Non- performing	December 31, 2009	% of Non- performing
Utah	$45,751	55%	$68,684	65%
Washington	16,566	20%	20,836	20%
Idaho	10,490	12%	4,980	5%
New Hampshire	8,649	10%	10,632	10%
Arizona	1,860	2%	—	0%
California	860	1%	139	0%

Total non-performing loans	$84,176	100%	$105,271	100%

At September 30, 2010 and December 31, 2009, the Company had approximately $99.9 million, or 9.20% of total loans, and $80.6 million, or 6.34% of total loans, respectively, that were not classified as non-performing that management considered to be potential problem loans. A loan is considered a potential problem loan if it has a well-defined weakness, based on known information about the borrower’s financial condition, that causes management to have concerns about the borrower’s ability to comply with the repayment terms of the loan if the weakness is not corrected. Potential problem loans are classified as “substandard,” or risk grade 7 on the Company’s internal 9-grade risk rating scale, but are not included in non-performing loans. A substandard loan is placed on non-accrual status and included in non-performing loans when management determines, based on current information and events, that it is probable the borrower will be unable to repay both principal and interest in accordance with the original terms of the loan agreement. These classifications are subject to management’s judgment and management believes the classifications are appropriate at September 30, 2010. The increase in potential problem loans from December 31, 2009 is primarily the result of additional loans downgraded during the first nine months of 2010 in the commercial real estate category.

As of September 30, 2010, foreclosed real estate (OREO) and other foreclosed assets totaled $48.0 million, as compared to $53.4 million at December 31, 2009. OREO at September 30, 2010 was comprised of 50 individual properties. The weighted average holding period for properties held as of September 30, 2010 was approximately 11 months.

The Company pursues an active liquidation strategy designed to condense holding periods and carrying costs associated with OREO. Marketing strategies commence during the foreclosure process, prior to ownership of the foreclosed asset. During the first nine months of 2010, the Company liquidated 34 properties, as compared to 33 properties during the same period in the prior year and 44 properties for the full year 2009.

AMERICANWEST BANCORPORATION

The following table sets forth the major components of the changes in OREO and foreclosed assets during the first three and nine months of 2010 and 2009:

	For the three months ended September 30,				For the nine months ended September 30,
	2010		2009		2010		2009
($ in thousands)	Amount	Properties	Amount	Properties	Amount	Properties	Amount	Properties
Beginning balance	$48,950	44	$35,240	27	$53,383	45	$15,781	22
Additions	9,419	16	25,913	18	24,082	39	59,526	45
Valuation adjustments	(1,895)	—	(1,993)	—	(5,880)	—	(3,643)	—
Disposals	(8,438)	(10)	(2,874)	(11)	(23,549)	(34)	(15,378)	(33)

Ending balance	$48,036	50	$56,286	34	$48,036	50	$56,286	34

The valuation adjustments shown above are related to updated valuation information received during the respective periods shown and totaled $1.9 million and $5.9 million for the three and nine months ended September 30, 2010. Total valuation adjustments for the three and nine months ended September 30, 2009 were $2.0 million and $3.6 million, respectively. The average foreclosed asset balance increased by $24.9 million or 86% to $53.7 million for the nine months ended September 30, 2010 as compared to the same period of the prior year.

During the three and nine months ended September 30, 2010, the above disposals resulted in net gains of $739 thousand and $533 thousand, respectively. During the three and nine months ended September 30, 2009, the above disposals resulted in net losses of $85 thousand and net gains of $277 thousand, respectively.

The following table sets forth the OREO balances by type as of September 30, 2010 and December 31, 2009:

	As of September 30, 2010		As of December 31, 2009
($ in thousands)	Amount	Properties	Amount	Properties
Land development	$31,770	24	$35,283	21
Commercial	11,272	12	7,814	9
Single family residential	4,425	12	3,807	9
Multi-family	569	2	6,479	6

Total	$48,036	50	$53,383	45

The following table sets forth the OREO balances by state as of September 30, 2010 and December 31, 2009:

	As of September 30, 2010		As of December 31, 2009
($ in thousands)	Amount	Properties	Amount	Properties
Utah	$33,120	34	$34,272	28
Washington	9,086	10	13,024	11
Arizona	3,885	1	3,885	1
Idaho	1,945	5	2,202	5

Total	$48,036	50	$53,383	45

Investment Portfolio

The Company’s investment portfolio decreased from $49.0 million at December 31, 2009 to $41.7 million at September 30, 2010 as a result of sales, maturities and pay-downs. One security was purchased during the first nine months of 2010. All securities are classified as available-for–sale and recorded at fair value. Management believes that this classification provides greater flexibility to respond to unexpected interest rate changes and liquidity needs.

Loan Portfolio

Total loans decreased $185.8 million during the nine months ended September 30, 2010. The decrease includes a $68.6 million decrease in construction, land development and other land loans and a $47.7 million decrease in commercial real estate loans. At September 30, 2010, the Bank’s largest 20 credit relationships consisted of loans and loan commitments ranging from $5.7 million to $12.1 million, with an aggregate total credit exposure of $149.9 million and outstanding balances of $140.3 million. Of this total, $31.9 million is related to commercial construction or land acquisition and development related loans and $21.1 million of these loans were classified as non-performing.

AMERICANWEST BANCORPORATION

The Bank portfolio consists of loans extended to real estate developers and building contractors, small and medium-sized businesses, real estate investors, agricultural businesses, professionals and consumers mainly in the Bank’s principal market areas, and such loans are principally secured by residential and commercial real estate, crops, business inventory and receivables. Management has assessed, and will continue to assess on an on-going basis, the effect of the economy within the Bank’s principal market areas on the credit risk in the loan portfolio, and the effect of overall economic conditions on the entire balance sheet. Additionally, management recognizes certain geographical concentrations in the market areas serviced and continues to closely monitor the Bank’s credit quality and focus on identifying potential problem credits and any loss exposure in a timely manner. Industry concentration and related limits will continue to be subject to ongoing assessment.

The major classifications of loans at September 30, 2010 and December 31, 2009 can be found in Note 3 to the Consolidated Financial Statements. The following table summarizes additional information related to the construction, land development and other land category at September 30, 2010 and December 31, 2009:

($ in thousands)	September 30, 2010	% of Total	December 31, 2009	% of Total
Residential land development	$43,059	43%	$68,389	41%
Investor commercial construction	19,538	20%	40,583	24%
Raw land	19,257	19%	21,717	13%
Owner occupied commercial construction	5,810	6%	10,657	6%
Residential consumer	1,019	1%	5,917	4%
Builder spec	885	1%	8,397	5%
Other	10,336	10%	12,794	7%

Total construction, land development and other land	$99,904	100%	$168,454	100%

The following table summarizes the outstanding unfunded commitments as of September 30, 2010 and December 31, 2009:

($ in thousands)	September 30, 2010	December 31, 2009
Commercial and industrial	$40,060	$54,159
Agricultural	38,610	55,398
Residential real estate	37,118	39,404
Commercial real estate	10,934	15,291
Construction, land development and other land	4,190	9,385
Installment and other	9,835	9,155

Total	$140,747	$182,792

The following table summarizes the loan portfolio repricing as of September 30, 2010. The adjustable and variable rate loans are tied to Prime or another market index. Adjustable rate loans do not re-price immediately with market changes while variable rate loans adjust within three months or immediately with market index rate changes. Loans on non-accrual status are included in the fixed rate category.

AMERICANWEST BANCORPORATION

September 30, 2010
Adjustable Rates	43%
Variable Rates	26%
Fixed Rates	31%

Allowance for Loan Losses and Reserve for Unfunded Commitments

At September 30, 2010, the Bank’s allowance for loan losses was $37.6 million, or 3.47% of total loans. This compares to $39.0 million, or 3.07% of total loans, at December 31, 2009. At September 30, 2010 and December 31, 2009, the Bank’s reserve for unfunded commitments was $350 thousand and $456 thousand, respectively. The allowance for loan losses is established to absorb known losses primarily resulting from loans outstanding as of the statement of financial condition date. Accordingly, all loan losses are charged to the allowance and all recoveries are credited to it. The provision for loan losses charged to operating expense is based on past credit loss experience and other factors which in management’s judgment deserve current recognition in estimating probable credit losses. Such other factors include growth and composition of the loan portfolio, credit concentrations, trends in portfolio volume, maturities, delinquencies and non-accruals, historical loss trends and general economic conditions. While management uses the best information available on which to base its estimates, future adjustments to the allowance may be necessary if economic conditions, particularly in the Company’s market areas, differ substantially from the assumptions initially used. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

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

This methodology includes a detailed analysis of the loan portfolio that is performed by personnel that the Company believes are competent and well-trained, and who have the skills and experience to perform analyses, estimates, reviews and other loan loss methodology functions. All loans are considered in the analysis, either on an individual or group basis, using current data. Loans are evaluated for impairment on an individual basis, if applicable, and the remainder of the portfolio is segmented into groups of loans with similar risk characteristics. The methodology considers the probability of default and severity of the loss by loan category based on empirical portfolio information. These probabilities and severities were determined based on a historical analysis of the loan portfolio. Additionally, the methodology includes consideration of particular risks inherent in different kinds of lending. Management believes that the allowance for loan losses is adequate as of September 30, 2010.

AMERICANWEST BANCORPORATION

The following table summarizes the loan charge-offs by loan type for the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2010	2009	2010	2009
Construction, land development and other land	$2,167	$2,447	$5,992	$30,557
Commercial and industrial	469	915	3,254	4,864
Residential real estate	607	3,160	2,941	5,743
Commercial real estate	1,455	2,323	3,489	4,839
Agricultural	290	98	695	670
Installment and other	36	239	202	681

Total	$5,024	$9,182	$16,573	$47,354

The net charge-offs annualized for the three months ended September 30, 2010 and 2009 represent 1.55% and 2.40% of average gross loans, respectively. The net charge-offs annualized for the nine months ended September 30, 2010 and 2009 represent 1.58% and 4.04% of average gross loans, respectively.

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

Total deposits declined $56.3 million during the nine months ended September 30, 2010, ending the period at $1.45 billion. Non-interest bearing demand deposits declined $17.6 million, or 5.8%, during the first nine months of 2010 and the average balance outstanding during the third quarter of 2010 declined 1.5% as compared to the third quarter of 2009. Non-interest bearing deposits were 19.9% of total deposits as of September 30, 2010, as compared to 20.3% at December 31, 2009.

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

Federal Home Loan Bank of Seattle (FHLB) advances and other borrowings decreased by $40.0 million to $23.6 million during the nine months ended September 30, 2010, as term borrowings matured and were repaid during the period.

The Company had four wholly-owned trusts (Trusts) at September 30, 2010 that were formed to purchase the Company’s junior subordinated debentures and to issue trust preferred securities and related common securities of the Trusts. Junior subordinated debt totaled $41.2 million at September 30, 2010. In accordance with the provisions of the related indentures, the Company has notified the trustees of the Trusts each quarter since the third quarter of 2008 that the payment of interest on the junior subordinated debt will be deferred. The Company has the right to defer payment of interest for up to 20 consecutive quarters, although it will continue to accrue the cost and recognize the expense of the interest at the normal rate on a compounded basis until such time as the deferred arrearage has been paid current. As of September 30, 2010, interest totaling $6.0 million, which is included in accrued interest payable on the Consolidated Statements of Condition, was deferred and in arrears. The Company’s filing of the Chapter 11 Proceeding in the Bankruptcy Court constituted an event of default under the four indentures relating to its junior subordinated debt, causing the entire unpaid principal and accrued interest of the Company’s junior subordinated debentures related to each of these indentures to become immediately due and payable upon notice to the Company in writing from either the indenture trustee or holders of not less than 25% in aggregate principal amount of trust preferred securities outstanding under each such indenture. The Company believes that any efforts to enforce such payment obligations with respect to the junior subordinated debentures are stayed as a result of the filing of the Chapter 11 Proceeding.

AMERICANWEST BANCORPORATION

Liquidity and Capital Resources

For the nine months ended September 30, 2010, the net cash flows provided by operations were $8.2 million, which was consistent with the nine months ended September 30, 2009. Additionally, for the nine months ended September 30, 2010, the Company generated $178.3 million in net cash from investing activities, primarily as loan balances decreased, and used $96.4 million in net cash from financing activities, primarily as deposit balances declined. The Company generated $179.2 million in investing activities and used $55.0 million in net cash from financing activities during the same period of the previous year.

The Bank’s primary source of funds is deposits. In addition, the Bank has the ability to borrow from the FHLB and the Federal Reserve Bank of San Francisco (FRB) Discount Window. At September 30, 2010, the Bank had $196.3 million of available credit from these sources as compared to $184.3 million at December 31, 2009. As of September 30, 2010 and December 31, 2009, the Bank did not have any Fed Funds lines agreements with correspondent banks.

On October 28, 2010, the Company and SKBHC Hawks Nest Acquisition Corp. (Lender) entered into a Superpriority Debtor-in-Possession Credit Agreement (DIP Credit Agreement), which remains subject to approval by the Bankruptcy Court. Pursuant to the terms and subject to the conditions set forth in the DIP Credit Agreement, the Lender agreed to provide to the Company a debtor-in-possession financing facility (DIP Financing Facility) in an amount not to exceed $2 million. The DIP Credit Agreement will provide an immediate source of funds to the Company, enabling the Company to satisfy customary obligations associated with ongoing operations of its business, as well as the timely payment of professional fees incurred in connection with the bankruptcy process. The Company and the Lender have proposed that the obligations under the DIP Financing Facility be secured by all assets of the Company, including without limitation a pledge of the stock of the Bank. All amounts outstanding under the DIP Financing Facility are scheduled to become due and payable on December 12, 2010, subject to extension to December 27, 2010 upon written request by the Company and satisfaction of certain conditions.

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

The Company’s total stockholders’ equity decreased to a negative $1.8 million at September 30, 2010 as compared to $19.6 million at December 31, 2009. This decrease is mainly related to the net loss recorded for the first nine months of 2010 of $22.4 million. The Company’s total stockholders’ equity to total assets ratio decreased to a negative 0.1% as of September 30, 2010 from 1.2% as of December 31, 2009. At September 30, 2010 and December 31, 2009, the Company held cash and cash equivalent assets of $291.7 million and $201.6 million, respectively.

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

AMERICANWEST BANCORPORATION

The Company’s and the Bank’s actual capital amounts and ratios as of September 30, 2010, and the required regulatory ratios and corresponding amounts, are presented in the table below:

	Actual		Adequately Capitalized		Well Capitalized
($ in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2010:
Total capital to risk weighted assets:
Company	$(12,572)	-1.05%	$95,423	8.00%	N/A	N/A
Bank	48,067	4.04%	95,287	8.00%	$119,109	10.00%

Tier I capital to risk weighted assets:
Company	(12,572)	-1.05%	47,712	4.00%	N/A	N/A
Bank	32,893	2.76%	47,644	4.00%	71,465	6.00%

Leverage capital, Tier I capital to average assets:
Company	(12,572)	-0.84%	59,714	4.00%	N/A	N/A
Bank	32,893	2.21%	59,648	4.00%	74,560	5.00%

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

In management’s opinion, there have been no material changes in reported market risks faced by the Company since the end of the most recent fiscal year. Based upon modeling using parallel interest rate changes of an increase in rates of 100 basis points and 200 basis points over the next twelve months, the Company’s net interest income is expected to increase slightly under rising interest rates. These scenarios also include the assumptions that balances and current pricing spreads remain constant. The modeling as of September 30, 2010 considered parallel interest rate changes of an increase in rates of 100 basis points and 200 basis points.

The changes to net interest income over the next twelve months given the assumptions in the model are presented in the table below as of September 30, 2010 and December 31, 2009 based on the rate changes evaluated at the time of the analysis.

	Percentage Change in Net Interest Income over 12 Months
Rate Scenario	September 30,		December 31,
	2010		2009
Rates increase 200 basis points	5.16%		3.32%
Rates increase 100 basis points	2.49%		1.59%
Rates decrease 100 basis points	N/A	(1)	N/A	(1)
Rates decrease 200 basis points	N/A	(1)	N/A	(1)

(1)	Market rates in effect were less than 1.0% thus these downward rate simulation scenarios are not applicable.

The increase in the percentage changes in net interest income as compared to December 31, 2009 is due to the increased level of on-balance sheet liquidity and the assumption that the interest rate on those balances would move consistently with the rate assumptions in the model.

As a further means of quantifying interest rate risk, the Company’s management looks at the economic perspective by capturing the impact of interest rate changes on the net value of future cash flows, or Economic Value of Equity (EVE). To determine the EVE, cash flows projected from the Company’s current assets and liabilities are discounted based on current market rates. Investment securities are valued using current market prices. Loans are discounted at current Bank pricing spreads to market reference rates. Deposits and borrowings are discounted based on the FHLB yield curve as of the simulation date. Deposit cash flows include Federal Reserve Bank estimates of operating costs for each deposit type. The Company’s policy sets limits on allowable changes in EVE if rates rise or fall by 100, 200 and 300 basis points. Percentage changes calculated at September 30, 2010 are outside the limits, due to the low level of equity. Had the Bank had enough equity to have been classified as well-capitalized at September 30, 2010, changes to the EVE would have been within the policy guidelines.

AMERICANWEST BANCORPORATION

Item 4.	Controls and Procedures

During the nine months ended September 30, 2010, there were no changes in the Company’s internal control over financial reporting that materially affected or are reasonably likely to materially affect internal control over financial reporting.

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

Except as set forth below, as of September 30, 2010, there have been no material changes to the risk factors from those presented in the Company’s Annual Report on the Form 10-K for the year ended December 31, 2009.

The Chapter 11 Proceeding creates uncertainty as to the disposition of the Company’s assets and liabilities and is expected to result in the holders of equity interests in the Company having all such interests cancelled and extinguished.

On October 28, 2010, the Company filed a voluntary petition under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. As a result of this filing, there is uncertainty regarding the disposition of the Company’s assets and liabilities. The holders of equity interests in the Company are not expected to receive or retain any property interest on account of their interests and all such interests are expected to be cancelled and extinguished.

The Company’s operations are subject to the risks and uncertainties associated with the Chapter 11 Proceeding.

For the duration of the Chapter 11 Proceeding, the Company’s operations will be subject to the risks and uncertainties associated with bankruptcy. These risks include, among other things:

•

the uncertainty regarding the eventual outcome of the Company’s plan to sell the common stock of the Bank (Sale), which includes but is not limited to uncertainties related to the parties’ ability to obtain regulatory approval of the Sale, the satisfaction of certain required conditions and the effect of other adverse factors (whether such factors are known or unknown);

•	the Company’s ability to continue as a going concern;

•	actions and decisions of the Company’s creditors and other third parties who have interests in the Company’s Chapter 11 Proceeding may be inconsistent with our plans;

•	the Company’s ability to develop, prosecute, confirm and consummate a Chapter 11 liquidation plan with respect to the Chapter 11 Proceeding;

•	the Company’s ability to obtain Bankruptcy Court approval with respect to motions in the Chapter 11 Proceeding from time to time;

•	the Company’s ability to retain and motivate management and other key employees through the bankruptcy process, or to attract new employees;

•	the Company’s ability to obtain and maintain normal terms with vendors and service providers;

AMERICANWEST BANCORPORATION

•	the Company’s ability to maintain contracts that are critical to its operations;

•	the risks associated with transactions outside the ordinary course of business being subject to prior approval of the Bankruptcy Court; and

•

the risks associated with third parties seeking and obtaining court approval to terminate or shorten the exclusivity period for the Company to propose and confirm a Chapter 11 liquidation plan, to appoint a Chapter 11 trustee or to convert the Chapter 11 bankruptcy to a chapter 7 proceeding.

These risks and uncertainties could affect the Company’s business and operations in various ways. For example, negative events or publicity associated with the Chapter 11 Proceeding could adversely affect the Bank and its relationships with customers, as well as with vendors and employees, which in turn could adversely affect the Company’s operations and financial condition, particularly if the Chapter 11 Proceeding is protracted. Also, transactions outside the ordinary course of business are subject to the prior approval of the Bankruptcy Court, which may limit the Company’s ability to respond timely to certain events or take advantage of certain opportunities.

Under the priority scheme established by the Bankruptcy Code, unless creditors agree otherwise in accordance with the Bankruptcy Code, prepetition liabilities and post-petition liabilities must be satisfied in full before shareholders are entitled to receive any distribution or retain any property under a Chapter 11 liquidation plan. The ultimate recovery to creditors and/or stockholders, if any, will not be determined until confirmation of a plan. No assurance can be given as to what values, if any, will be ascribed in the Chapter 11 Proceeding to each of these constituencies or what types or amounts of distributions, if any, they would receive. If certain requirements of the Bankruptcy Code are met, a plan can be confirmed notwithstanding its rejection by equity holders and notwithstanding the fact that equity holders do not receive or retain any property on account of their equity interests under the plan. The Company does not presently believe that there will be any meaningful recovery, or any recovery at all, for holders of its common stock.

The Company intends to sell the Bank in the Chapter 11 Proceeding. If the Company is successful in selling the Bank, it will have no operating assets. The Company does not expect to continue as a going concern.

The Company has agreed to sell to Purchaser all of the shares of common stock of the Bank and other assets and contracts of the Company (collectively, Acquired Assets) for $6.5 million. The sale of the Acquired Assets will leave the Company with no established source of future revenue.

In addition, the Company executed the DIP Credit Agreement with Lender for the DIP Financing Facility in the aggregate principal amount of up to $2.0 million.

The sale of the Acquired Assets is subject to a bidding process that may be joined by parties not yet known to us. The bidding process may result in a purchase price that differs from that which was submitted to the Bankruptcy Court.

The Company considers the value of its common stock to be highly speculative and strongly cautions its equity holders that its stock likely has no value. Accordingly, the Company urges that appropriate caution be exercised with respect to existing and future investments in its common stock or other equity securities.

If the Company is successful in selling the Acquired Assets, it will have no operating activities remaining and no source of income. The risk factors which follow and which are included in the Company’s Form 10-K for the year ended December 31, 2009 and the Company’s Form 10-Qs for the quarters ending March 31, 2010 and June 30, 2010 are principally based on the risks inherent in operating and financing the Company’s business in a manner which includes its current operations. The presentation of these risk factors is not meant to suggest that the Company expects to own and operate any of its current, or any other, operating business in the future.

AMERICANWEST BANCORPORATION

During the pendency of the Company’s Chapter 11 Proceeding, its financial results may be unstable and may not reflect historical trends.

During the pendency of the Chapter 11 Proceeding, the Company’s financial results may fluctuate as they reflect asset impairments, asset dispositions, contract terminations and rejections, and claims assessments. As a result, the Company’s historical financial performance may not be indicative of its financial performance following the Chapter 11 Proceeding.

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

AMERICANWEST BANCORPORATION

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable.

(b)	Not applicable.

(c)	The Company has a stock repurchase authorization for 250,000 common shares which was approved by the Board of Directors during 2006. This authorization does not have an expiration date. No shares were repurchased under this authorization during the nine months ended September 30, 2010 or the year ended December 31, 2009.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Removed and Reserved

Item 5.	Other Information

There is no other information to report.

AMERICANWEST BANCORPORATION

Item 6.	Exhibits

a. Exhibits. The exhibits filed as part of this report are as follows:

3.1	Amended and Restated Articles of Incorporation of AmericanWest (filed as Exhibit 3.1 to the Form 10-Q filed on August 11, 2008, and incorporated herein by this reference).

3.2	Amended and Restated Bylaws of AmericanWest Bancorporation (filed as Exhibit 3.2 to the Form 8-K filed on April 21, 2009, and incorporated herein by this reference).

31.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.+

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.+

+	Denotes items filed herewith.

AMERICANWEST BANCORPORATION

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized on November 12, 2010.

AMERICANWEST BANCORPORATION

/s/ Patrick J. Rusnak
Patrick J. Rusnak
President and Chief Executive Officer

/s/ Shelly L. Krasselt
Shelly L. Krasselt
Principal Accounting Officer
Senior Vice President and Controller